Form 10-K
period 2007-12-31
MEDASSETS INC
filed 2008-03-24
CIK 1254419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007

Commission File No. 0001254419

MEDASSETS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE	51-0391128
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

100 North Point Center East, Suite 200
Alpharetta, Georgia 30022
(Address of Principal Executive Offices)

(678) 323-2500
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.01	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, is not applicable as the registrant was not publicly traded as of June 29, 2007. The aggregate market value of Common Stock held by non-affiliates of the registrant on March 12, 2008 was $476,770,000 based on the closing sale price of the Common Shares on the Nasdaq Global Select Market on that date. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

The number of shares of Common Stock outstanding at March 12, 2008 was 44,458,047.

Documents incorporated by reference: N/A

MEDASSETS, INC.

PART I

Unless the context indicates otherwise, references in this Annual Report to “MedAssets,” the “Company,” “we,” “our” and “us” mean MedAssets, Inc., and its subsidiaries and predecessor entities.

NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” (as defined in Section 27A of the U.S. Securities Act of 1933, as amended and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act) that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Words such as “anticipates,” “believes,” “plans,” “expects,” “intends,” “estimates” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. For purposes of this Annual Report on Form 10-K, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements reflect our current beliefs and expectations and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that our future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. These risks, uncertainties and other factors are set forth under the section heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Except to the extent required by the federal securities laws and rules and regulations of the Securities and Exchange Commission, or SEC, we have no intention or obligation to update or revise these forward-looking statements to reflect new events, information or circumstances.

ITEM 1.	BUSINESS

Overview

The Company, headquartered in Alpharetta, Georgia, was incorporated in 1999. MedAssets provides technology-enabled products and services which together deliver solutions designed to improve operating margin and cash flow for hospitals and health systems. We believe implementation of our full suite of solutions has the potential to improve customer operating margins by 1.5% to 5.0% of revenues through increasing revenue capture and decreasing supply costs. The sustainable financial improvements provided by our solutions occur in the near-term and can be quantified and confirmed by our customers. Our solutions integrate with our customers’ existing operations and enterprise software systems and require minimal upfront costs or capital expenditures.

Our solutions help mitigate the increasing financial pressures facing hospitals and health systems, such as the increasing complexity of healthcare reimbursement, rising levels of bad debt and uncompensated care and significant increases in supply utilization and operating costs. According to the American Hospital Association, average community hospital operating margins were 3.7% in 2005, and approximately 25% of community hospitals had negative total margins. We believe that hospital and health system operating margins will remain under long-term and continual financial pressure due to shortfalls in available government reimbursement, managed care pricing leverage and continued escalation of supply utilization and operating costs.

Our technology-enabled solutions are delivered primarily through company-hosted, or ASP-based, software supported by enterprise-wide sales, account management, implementation services and consulting. This integrated, customer-centric approach to delivering our solutions, combined with the ability to deliver measurable financial improvement, has resulted in high retention of our large health system customers, and, in turn, a predictable base of stable, recurring revenue. Our ability to expand the breadth and value of our solutions over time has allowed us to develop strong relationships with our customers’ senior management teams.

Our success in improving our customers’ ability to increase revenue and manage supply expense has driven substantial growth in our customer base and has allowed us to expand sales of our products and services to existing customers. These factors have contributed to our compound annual revenue growth rate of approximately 35.8% over our last five fiscal years. Our customer base currently includes over 125 health systems and, including those that are part of our health system customers, more than 2,500 acute care hospitals and approximately 30,000 ancillary or non-acute provider locations. Our Revenue Cycle Management segment currently has approximately 1,000 hospital customers, which makes us one of the largest providers of revenue cycle management solutions to hospitals. Our Spend Management segment manages approximately $15 billion of supply spend by healthcare providers, has more than 1,700 hospital customers and includes the third largest group purchasing organization, or GPO, in the United States.

We deliver our solutions through two business segments, Revenue Cycle Management and Spend Management:

•	Revenue Cycle Management. Our Revenue Cycle Management segment provides a comprehensive suite of software and services spanning the hospital revenue cycle workflow — from patient admission, charge capture, case management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management, decision support and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance. Based on our analysis of certain customers that have implemented a portion of our products and services, we estimate that implementation of our full suite of revenue cycle management solutions has the potential to increase a typical health system’s net patient revenue by 1.0% to 3.0%.

•	Spend Management. Our Spend Management segment provides a comprehensive suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization’s portfolio of contracts, consulting services and business analytics and intelligence tools. Based on our analysis of certain customers that have implemented a portion of our products and services, we estimate that implementation of our full suite of spend solutions has the potential to decrease a typical health system’s supply expenses by 3% to 10%, which equates to an increase in operating margin of 0.5% to 2.0% of revenue.

We believe that we are uniquely positioned to identify, analyze, implement and maintain customer-specific solutions for hospitals and health systems as they continue to face the financial pressures that are endemic and long-term to the healthcare industry. We have leveraged the scale and scope of our revenue cycle management and spend management businesses to develop a strong understanding and unique base of content regarding the industry in which hospitals and health systems operate. The solutions that we develop with the benefit of this insight are designed to strengthen the discrete financial and operational weaknesses across revenue cycle management and spend management operations.

Industry

According to the U.S. Centers for Medicare & Medicaid Services, or CMS, spending on healthcare in the United States was estimated to be $2.1 trillion in 2006, or 16% of United States Gross Domestic Product, or GDP. Healthcare spending is projected to grow at a rate of 6.9% per annum, and reach over $4.1 trillion by 2016, or 19.6% of GDP. In 2006, spending on hospital care was estimated to be $650 billion, representing the single largest component. The U.S. healthcare market has approximately 5,700 acute care hospitals, of which approximately 2,700 are part of health systems. A health system is a healthcare provider with a range of facilities and services designed to deliver care more efficiently and to compete more effectively to increase market share. In addition to the acute care hospital market, our solutions can also improve operating margin and cash flow for non-acute care providers. The non-acute care market consists of over 500,000 healthcare facilities and providers, including outpatient medical centers and surgery centers, medical and diagnostic laboratories, imaging and diagnostic centers, home healthcare service providers, long term care providers, and physician practices.

We believe that strains on government agencies’ ability to pay for healthcare will have the effect of limiting available reimbursement for hospitals. Reimbursement by federal programs often does not cover hospitals’ costs of providing care. In 2006, community hospitals had a shortfall of nearly $30 billion relative to the cost of providing care to Medicare and Medicaid beneficiaries, up from $4 billion in 2000, according to the American Hospital Association. The growing Medicare eligible population, combined with a declining number of workers per Medicare beneficiary, is expected to result in significant Medicare budgetary pressures leading to increasing reimbursement shortfalls for hospitals relative to the cost of providing care.

We believe ongoing attempts by employers to manage healthcare costs will also have the effect of limiting available reimbursement for hospitals. In order to address rising healthcare costs, employers have pressured managed care companies to contain healthcare insurance premium increases, and reduced the healthcare benefits offered to employees.

The introduction of consumer-directed or high-deductible health plans by managed care companies, as well as the overall decline in healthcare coverage by employers, has forced private individuals to assume greater financial responsibility for their healthcare expenditures. Consumer-directed health plans, and their associated high deductibles, increase the complexity and change the nature of billing procedures for hospitals and health systems. In cases where individuals cannot pay or hospitals are unable to get an individual to pay for care, hospitals forego reimbursement and classify the associated care expenses as uncompensated care.

Hospitals have also faced increased competition from specialized healthcare facilities, such as freestanding ambulatory surgery centers and surgical hospitals that focus on providing a select number of profitable medical procedures. For example, the number of operational outpatient surgery centers increased to 5,673 in 2007 from 3,570 in 2002, according to Verispan. In addition, in August 2006, the CMS-mandated moratorium on the development of new specialty hospitals expired.

Hospital and Health System Reimbursement

Hospitals typically submit multiple invoices to a large number of different payors, including government agencies, managed care companies and private individuals, in order to collect payment for the care they provide. The delivery of an individual patient’s care depends on the provision of a large number and wide range of different products and services, which are tracked through numerous clinical and financial information systems across various hospital departments, resulting in invoices that are usually highly detailed and complex. For example, a hospital invoice for a common surgical procedure can reflect over 200 unique charges or supply items and other expenses. A fundamental component of a hospital’s ability to invoice for these items is the maintenance of an up-to-date, accurate chargemaster file, which can consist of over 40,000 individual charge items.

In addition to requiring intricate operational processes to compile appropriate charges, hospitals must also submit these invoices in a manner that adheres to numerous payor claim formats and properly reflects individually contracted payor rate agreements. For example, some hospitals rely on accurate billing of and payment from 50 or more payors, exclusive of private individuals, in order to be compensated for the patient care they provide. Upon receipt of the invoice from a hospital, a payor proceeds to verify the accuracy and completeness of, or adjudicate, the invoice to determine the appropriateness and amount of the payment to the hospital. If a payor denies payment for any or all of the amount of the invoice, the hospital is then responsible for determining the reason for the denial, amending the invoice and resubmitting the claim to the payor.

Hospital and Health System Supply Expenses

We estimate that the supplies and non-labor services used in conjunction with the delivery of hospital care account for approximately 30% of overall hospital expenses. These expenses include commodity-type medical-surgical supplies, medical devices, prescription and over the counter pharmaceuticals, laboratory supplies, food and nutritional products and purchased services. Hospitals are required to purchase many different types of supplies and services as a result of the wide range of medical care that they administer to patients. For example, it is common for hospitals to maintain supply cost and pricing information on over 35,000 different product types and models in their internal supply record-keeping systems, or master item files.

Hospitals often rely on GPOs, which aggregate hospitals’ purchasing volumes, to manage supply and service costs. The Health Industry Group Purchasing Association, or HIGPA, estimates that GPOs save hospitals and health systems between 10-15% on these purchases by negotiating discounted prices with manufacturers, distributors and other vendors. These discounts have driven widespread adoption of the group-purchasing model. GPOs contract with vendors directly for the benefit of their customers, but they do not take title or possession of the products for which they contract; nor do GPOs make any payments to the vendors for the products purchased by their customers. GPOs primarily derive their revenues from administrative fees earned from vendors based on a percentage of dollars spent by their hospital and health system customers. Vendors discount prices and pay administrative fees to GPOs because GPOs provide access to a large customer base, thus reducing sales and marketing costs and overhead associated with managing contract terms with a highly-fragmented provider market.

Market Opportunity

We believe that the endemic, persistent and growing industry pressures provide us substantial opportunities to assist hospitals and health systems to increase net revenue and reduce supply expense. We estimate the total addressable market for our revenue cycle management and spend management solutions to be $6.5 billion.

Reimbursement Complexities and Pressures

Hospitals and health systems are faced with complex and changing reimbursement rules across the government agency and managed care payor categories, as well as the challenge of collecting an increasing percentage of revenue directly from individual patients.

•	Government agency reimbursement. The U.S. government recently increased the number of billable codes for medical procedures in an effort to increase the accuracy of Medicare reimbursement, mandating the creation of 745 new severity-based, diagnosis-related groups, or DRGs, to replace the 538 current DRGs. As a result, hospitals will be required to change their systems and processes to implement these new codes in order to submit compliant Medicare invoices required for payment.

•	Managed care reimbursement. Employers typically provide medical benefits to their employees through managed care plans that can offer a variety of traditional indemnity, preferred provider organization, or PPO, health maintenance organization, or HMO, point-of-service, or POS, and consumer-directed health plans. Each of these plans has individual network designs and pre-authorization requirements, as well as co-payment and deductible profiles that change frequently. These varying profiles are difficult to monitor and frequently result in the submission of invoices that do not comply with applicable payor requirements.

•	Individual payors. According to CMS, consumer out-of-pocket payments for health expenditures increased to $251 billion in 2006 from $200 billion in 2001. Furthermore, many employer-sponsored plans have benefit designs that require large out-of-pocket expenses for individual employees. Traditionally, hospitals and health systems have developed billing and collection processes to interact with government agency and managed care payors on a high-volume, scheduled basis. The advent of consumer-directed healthcare, or high-deductible health insurance plans, requires hospitals and health systems to invoice patients on an individual basis. Many hospitals and health systems do not have the operational or technological infrastructure required to successfully manage a high volume of invoices to individual payors.

Supply Cost Complexities and Pressures

Hospitals and health systems face increasing supply costs due to upward pressure on pricing caused by technological innovation and complexities inherent in procuring the vast number and quantity of supplies and medical devices required for the delivery of care.

•	Pricing pressure due to technological innovation. Historically, advances in specific therapies and technologies have resulted in higher priced supplies for hospitals, which have significantly decreased the profitability associated with a number of the medical procedures that hospitals perform. For implantable medical devices in particular, hospitals often have a limited ability to mitigate high unit costs because practicing physicians, who are usually not employed by the hospital, often prefer to choose the specific devices that will be used in the delivery of care. Furthermore, device vendors frequently market directly to the physicians, which reinforces physician preference for specific devices. Although hospitals are required to procure and pay for these devices, their ability to manage the costs is limited because the hospitals cannot influence the purchasing decision in the same way they are able to with other medical supplies.

•	Supply chain complexities. Despite the use of GPOs to obtain discounts on supplies, hospitals and health systems often do not optimally manage their supply costs due to decentralized purchasing decisions and varying clinical preferences. In addition, hospital supply procurement is highly complex given the vast number of supplies purchased subject to frequently changing contract terms. As a result, supplies are often purchased without a manufacturer contract, or off-contract, which results in higher prices. Furthermore, hospitals often fail to aggregate purchases of commodity-type supplies to take advantage of discounts based on purchase volume, or to recognize when they have qualified for these discounts.

Hospitals Focus on Clinical Care

As organizations, hospitals have historically devoted the majority of their financial and operational resources to investing in people, technologies and infrastructure that improve the level and quantities of clinical care that they can provide. In part, this focus has been driven by hospitals’ historical ability to capture higher reimbursement for innovative, more sophisticated medical procedures and therapeutic specialties. Since hospitals’ overall financial and operational resources are limited, investments in higher quality clinical care have often come at the expense of investment in other infrastructure systems, including revenue capture, billing, and material management. As a result, existing hospital operations and financial and information systems are often ill-suited to manage the increasing complexity and ongoing change that are inherent to the current reimbursement environment and supply procurement process.

MedAssets’ Solutions

Our technology-enabled products and services enable hospitals and health systems to reverse the trend of supply expense increasing at a greater rate than revenue. Our revenue cycle management products and services increase revenue capture for hospitals and health systems by analyzing complex information sets, such as chargemasters and payor rules, to facilitate compliance with regulatory and payor requirements and the accurate and timely submission and tracking of invoices or claims. Our spend management products and services reduce supply expense through data management and spending analysis, such as master item files and hospital purchasing data, that enable us to assist hospitals in negotiating discounts on specific high-cost physician preference items and pharmaceuticals and allow our customers to optimize purchasing to further leverage the benefits of the vendor discounts negotiated by our group purchasing organization.

Our Competitive Strengths

•	Comprehensive and flexible suite of solutions. Our proprietary applications are primarily delivered through ASP-based software and are designed to integrate with our customers’ existing systems and work processes, rather than replacing enterprise software systems in their entirety. As a result, our solutions are scalable and generally require minimal upfront investment by our customers. In addition, our products have been recognized as industry leaders, with our claims management software currently ranked #1 by KLAS Enterprises LLC, or KLAS, an independent organization that measures and reports on healthcare technology vendor performance for a second consecutive year, and our decision support software having been ranked #1 by KLAS for five of the last eight years.

•	Superior proprietary data. Our solutions are supported by proprietary databases compiled by leveraging the breadth of our customer base and product and service offerings over a period of years. We believe our databases are the industry’s most comprehensive, including our master item file containing approximately four million different product types and models, our chargemaster containing over 160,000 distinct charges, and our databases of governmental and other third-party payor rules and comprehensive pricing data. In addition, we integrate a hospital’s revenue cycle and spend management data sets to ensure that all chargeable supplies are accurately represented in the hospital’s chargemaster, resulting in increased revenue capture and enhanced regulatory compliance. This content also enables us to provide our customers with spend management decision support and analytical services, including the ability to effectively manage and control their contract portfolios and monitor pricing, tiers and market share. The breadth of our customer base and product and service offerings allows us to continually update our proprietary databases, ensuring that our data remains current and comprehensive.

•	Large and experienced sales force. We employ a highly-trained and focused sales team of more than 115 people. Our sales force provides national coverage for establishing and managing customer relationships and maintains close relationships with senior management of hospitals and health systems, as well as other operationally-focused executives involved in areas of revenue cycle management and spend management. The size of our sales team allows us to have personnel that focus on enterprise sales, which we define as selling a comprehensive solution to healthcare providers, and on technical sales, which we define as sales of individual products and services. We utilize a highly-consultative sales process during which we gather extensive customer financial and operating data that we use to demonstrate that our solutions can yield significant near-term financial improvement. Our sales team’s compensation is highly variable and designed to drive profitable growth in sales to both current customers and new prospects, and to support customer satisfaction and retention efforts.

•	Long-term and expanding customer relationships. We collaborate with our customers throughout the duration of our relationship to ensure anticipated financial improvement is realized and to identify additional solutions that can yield incremental financial improvement. Our ability to provide measurable financial improvement and expand the value of our solutions over time has allowed us to develop strong relationships with our customers’ senior management teams. Our collaborative approach and ability to deliver measurable financial improvement has resulted in high retention of our large health system customers and, in turn, a predictable base of stable, recurring revenue.

•	Proven management team and dynamic culture. Our senior management team has an average of 17 years experience in the healthcare industry, an average of six years of service with us and a proven track record of delivering measurable financial improvement for healthcare providers. We believe that our current management team has the expertise and experience to continue to grow our business by executing our strategy without significant additional headcount in senior management positions. Our management team has established a customer-driven culture that encourages employees at all levels to focus on identifying and addressing the evolving needs of healthcare providers and has facilitated the integration of acquired companies.

•	Successful history of growing our business and integrating acquired businesses. Since inception, we have successfully acquired and integrated multiple companies across the healthcare revenue cycle and spend management sectors. For example, in 2003, we extended our spend management solutions by acquiring Aspen Healthcare Metrics, a performance improvement consulting firm, and created a platform for our revenue cycle management solutions by acquiring OSI Systems, Inc. (part of our Revenue Cycle Management segment). We have enhanced the breadth of our solutions by identifying acquisition candidates, such as XactiMed, Inc. (or “XactiMed”), and MD-X Solutions Inc., MD-X Strategies, Inc., and MD-X Systems, Inc. (collectively “MD-X”), with products and services that are complementary to our own, and supporting these acquired products and services with our enterprise-wide sales, account management, consulting and implementation services, which has contributed to increases in our revenue.

Our Strategy

Our mission is to partner with hospitals and health systems to enhance their financial strength through improved operating margins and cash flows. Key elements of our strategy include:

Continually improving and expanding our suite of solutions.  We intend to continue to leverage our approximately 160-person research and development team, proprietary databases and industry knowledge to further integrate our products and services and develop new financial improvement solutions for hospitals and healthcare providers. In addition to our internal research and development, we also intend to expand our portfolio of solutions through strategic partnerships and acquisitions that will allow us to offer incremental financial improvement to healthcare providers. Research and development of new products and successful execution and integration of future acquisitions are integral to our overall strategy as we continue to expand our portfolio of products.

Further penetrating our existing customer base.  We intend to leverage our long-standing customer relationships and large and experienced sales team to increase the penetration rate for our comprehensive suite of solutions with our existing hospital and health system customers. We estimate the addressable market for existing customers to be a $3.0 billion revenue opportunity for our existing products and services. Within our large and diverse customer base, many of our hospital and health system customers utilize solutions from only one of our segments. The vast majority of our customers use less than the full suite of our solutions.

Attracting new customers.  We intend to utilize our large and experienced sales team to aggressively seek new customers. We estimate that the addressable market for new customers for our revenue cycle management and spend management solutions represents a $3.5 billion revenue opportunity for our existing products and services. We believe that our comprehensive and flexible suite of solutions and ability to demonstrate financial improvement opportunities through our highly-consultative sales process will continue to allow us to successfully differentiate our solutions from those of our competitors.

Leveraging operating efficiencies and economies of scale and scope.  The design, scalability and scope of our solutions enable us to efficiently deploy a customer-specific solution for our customers principally through an ASP-based technology platform. As we add new solutions to our portfolio and new customers, we expect to leverage our currently installed capabilities to reduce the average cost of providing our solutions to our customers.

Maintaining an internal environment that fosters a strong and dynamic culture.  Our management team strives to maintain an organization with individuals who possess a strong work ethic and high integrity, and who are recognized by their dependability and commitment to excellence. We believe that this results in attracting employees who are driven to achieve our long-term mission of being the recognized leader in the markets in which we compete. We believe that dynamic, customer-centric thinking will be a catalyst for our continued growth and success.

Business Segments

We deliver our solutions through two business segments, Revenue Cycle Management and Spend Management. Information about our business segments should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Revenue Cycle Management Segment

Our Revenue Cycle Management segment provides a comprehensive suite of products and services that span what has traditionally been viewed as the hospital revenue cycle. Progressing from a traditional revenue cycle solution, we have expanded the scope of revenue cycle to include clinical and administrative functions. We combine our revenue cycle workflow solutions with sophisticated decision support and business intelligence tools to increase financial improvement opportunities and regulatory compliance for our customers. Our suite of solutions provides us with significant flexibility in meeting customer needs. Some customers choose to actively manage their revenue cycle using internal resources that are supplemented with our solutions. Other customers have chosen end-to-end solutions that utilize our full suite of solutions spanning the entire revenue cycle workflow. Regardless of the client approach, we create timely, actionable information from the vast amount of data that exists in underlying customer information systems. In so doing, we enable financial improvement through successful process improvement, informed decision making, and implementation.

Revenue Cycle Workflow

Hospitals face unique challenges throughout key stages of the revenue cycle and can utilize our solutions to address challenges in the following stages of the revenue cycle workflow:

•	Patient admission: The initial point of patient contact and data collection is critical for efficient and effective claim adjudication. Our workflow and process improvement tools and services promote accurate data capture and facilitate communication across revenue cycle operations.

•	Charge capture: Hospitals must have processes that ensure implementation of their pricing strategy and compliance with third-party and government payor rules. Our chargemaster tools and workflow solutions help hospitals accurately capture services rendered and present those services for billing with appropriate and compliant coding consistent with the hospital’s pricing strategy and payor rules.

•	Case management and health information management: Hospitals must have tools and processes to ensure accurate documentation and coding that adheres to complex and changing regulatory and payor requirements. For example, reimbursement mechanisms deployed by payors that shift length of stay cost risk to providers necessitate tools and processes to manage ongoing payor authorization and concurrent denials management while the patient is being treated. Our tools and workflow solutions help hospitals negotiate the complexities of documentation and coding and streamline the payor authorization communication channel.

•	Claims processing: Following aggregation of all necessary claim data by a hospital’s patient accounting system, a hospital must deliver claims to payors electronically. Our claims processing tools enhance the process with comprehensive edits and workflow technology to correct non-compliant invoices prior to submission. The efficiency that this tool provides expedites processing and, by extension, receipt of cash while reducing the resources required to adjudicate claims.

•	Denials and accounts receivable management: The collection of accounts receivable requires successful payor management and communication, and a proactive approach to managing payor denials, partial denials and underpayments. We offer products and services that assist hospitals in managing their collection efforts. Our services are performed using workflow technology that is more effective than hospital patient accounting systems. We have coupled this workflow with reporting that provides transparency into the accounts receivable management process.

Data Management and Compliance

Our data management and compliance tools are an integral part of our revenue cycle management solutions. These tools provide the analytics and processes necessary to enable hospitals to make data-driven pricing decisions. Key components include:

Strategic pricing:  We maintain a proprietary charge benchmark database that can cover over 95% of a hospital’s departmental gross revenues. Through our tools, hospitals are able to establish defensible pricing based on comparative charging benchmarks as well as hospital-specific costs to increase revenue while providing transparency to pricing strategies.

Revenue cycle and supply chain integration:  Our CrossWalk solution, utilizing our proprietary master item file containing approximately four million different product types and models and our proprietary chargemaster containing over 160,000 distinct charges, integrates a hospital’s supply chain and revenue cycle to provide side-by-side visibility into supply charge and cost data and the corresponding charges in the hospital’s chargemaster to ensure that all chargeable supplies are accurately represented in the chargemaster.

Business Intelligence and Decision Support

Our business intelligence and decision support software provides customers with an integrated suite of tools designed to facilitate hospital decision-making by integrating clinical, financial and operational information into a common data set for accuracy and ease of use across the organization. Key components include:

Contract management:  A comprehensive tool that supports all aspects of the contracting process, including contract planning, negotiation, expected payment calculation, compliance and monitoring.

Budgeting:  A paperless workflow management tool that streamlines the set-up of multiple forecasts and spread methods, deploys the budget to multiple end-users and monitors the completion of the budget.

Cost accounting:  An application that guides the process of developing cost standards, calculating case costs, and allocating overhead; includes microcosting, open charge codes, relative value unit measurements, and markup.

Key indicators:  A dashboard application that provides access to customer-defined data, to identify emerging trends and measure progress in reaching stated business objectives, including profitability per referring physician and per procedure.

Department performance reporting:  A dashboard reporting tool that provides performance, volume, revenue, expense, and staffing graphs, and customized reports that inform and drive performance improvement.

Clinical analytics:  A tool for evaluating product lines, physician treatment protocols and quality of care.

Spend Management Segment

Our Spend Management segment helps our customers manage their non-labor expense categories through a combination of group purchasing, performance improvement consulting, including implantable physician preference items, or PPI, cost and utilization management and service line consulting, and business intelligence tools.

Group Purchasing

The cornerstone of our spend management solutions is our group purchasing organization, which utilizes a national contract portfolio consisting of over 1,300 contracts with approximately 1,000 manufacturers, distributors and other vendors, a custom and local contracting function and aggregated group buys, to efficiently connect manufacturers, distributors and other vendors with our healthcare provider customers. We use the aggregate purchasing power of our healthcare provider customers to negotiate pricing discounts and improved contract terms with vendors. Contracted vendors pay us administrative fees based on the purchase price of goods and services sold to our healthcare provider customers purchasing under the contracts we have negotiated.

Flexible contracting:  Our national portfolio of contracts provides access to a wide range of products and services that we offer through the following programs: medical/surgical supplies; pharmaceuticals; laboratory supplies; capital equipment; information technology; food and nutritional products; and purchased non-labor services.

Our national portfolio of contracts is designed to provide our healthcare provider customers with a flexible solution, including pricing tiers based on purchase volume and multiple sources for many products and services. We have adopted this strategy because of the diverse nature of our healthcare provider customers and the significant number of factors, including overall size, service mix, for-profit versus not-for-profit status, and the degree of integration between hospitals in a health system, that influence and dictate their needs.

Utilizing the market information we obtain through providing our spend management solutions, we constantly evaluate the depth, breadth and competitiveness of our contract portfolio.

Custom and local contracting:  Our national portfolio of contracts is customer-driven and designed for maximum flexibility; however, contracts designed to meet the needs of numerous healthcare providers will not always deliver savings for individual healthcare providers. To address this challenge, we have developed a custom contracting capability that enables us to negotiate custom contracts on behalf of our group purchasing organization customers.

Aggregated purchasing for capital equipment:  We have also developed a program for aggregating customer purchases for capital intensive medical equipment. After our in-house market research team identifies customer needs within defined capital product categories, such as diagnostic imaging and cardiac cath lab, we manage a competitive bidding process for the combined volume of customer purchasers to identify the vendors that provide the greatest level of value, as defined by both clinical effectiveness and cost of ownership across the equipment lifecycle.

Performance Improvement Consulting

Our management consulting services use a combination of data and performance analysis, demonstrated best practices and experienced consultants to reduce clinical costs and increase operational efficiency. Our focus is on delivering significant and sustainable financial and operational improvement in the following areas:

•	PPI Cost and Utilization Management: PPI costs represent approximately 40% of total supply expense of a typical hospital. PPI includes expensive medical devices and implantables (e.g., stents, catheters, heart valves, pacemakers, leads, total joint implants, spine implants and bone products) in the areas of cardiology, orthopedics, neurology, and other highly advanced and innovative service lines, as well as branded pharmaceuticals. We assist healthcare providers with PPI cost reduction by providing data and utilization analyses and pricing targets, and facilitating the implementation and request for proposal processes for PPI in the following areas: cardiac rhythm management, cardiovascular surgery, orthopedic surgery, spine surgery and interventional procedures.

•	Service Line Improvement: We assist providers in evaluating their services lines and identifying areas for clinical resource improvement through a rigorous process that includes advanced data analysis of utilization, profitability and other operational metrics. Specific areas of our service line expertise include cardiac and vascular surgery, invasive cardiology and rhythm management, medical cardiology, orthopedic surgery, spine and neurology, and general surgery.

Data Management and Business Intelligence

Our data management and business intelligence tools are an integral part of our spend management solutions. These tools provide transparency into expenses, identify performance deficiencies and areas for operational improvement, and allow for monitoring and measuring results. Key components include:

Strategic information:  We provide our customers with spend management decision support and analytical services to enable them to effectively manage pricing and pricing tiers, monitor market share and identify cost-saving alternatives.

Customer master item file services:  We provide master item file services utilizing our proprietary master item file containing over 1 million different product types and models to standardize customer data for accurate spend management reporting. Our master item file used for data standardization contains approximately four million unique items.

Electronic contract portfolio catalog:  We establish and maintain a web-based contract warehouse that provides visibility, management and control of our customer’s entire contract portfolio.

Research and Development

Our research and development, or R&D, expenditures primarily consist of our investment in internally developed software. We expended $15.6 million, $13.9 million and $7.1 million for R&D activities in 2007, 2006 and 2005, respectively, and we capitalized 47.8%, 48.2% and 56.3% of these expenses, respectively. As of December 31, 2007, our software development activities involved approximately 160 employees, comprising 90 developers, 50 analysts and quality assurance professionals and 20 managers.

Customers

As of December 31, 2007, our customer base included over 125 health systems and, including those that are part of our health system customers, more than 2,500 acute care hospitals and approximately 30,000 ancillary or non-acute provider locations. Our group purchasing organization has contracts with more than 1,000 manufacturers, distributors and other vendors that pay us administrative fees based on purchase volume by our healthcare provider customers. The diversity of our large customer base ensures that our success is not tied to a single healthcare provider or GPO vendor. No single customer or GPO vendor accounts for more than five percent of our total net revenue for any period included in this annual report on Form 10-K Additionally, our customers are located primarily throughout the United States. Total net revenue from customers in foreign countries was $0.6 million, $0.4 million, and $2.1 million for the years ended December 31, 2005, 2006, and 2007, respectively.

Sales

As of December 31, 2007, our sales team was comprised of more than 115 employees, providing national sales coverage for establishing initial customer relationships and managing existing customer relationships. Of these employees, approximately 20 senior sales executives are dedicated to enterprise sales, which we define as selling a comprehensive solution to healthcare providers. These employees generally focus their sales efforts on senior management of large healthcare providers. Product specialists, sales executives and account management staff comprise approximately 95 members of our sales team. These employees generally focus their sales efforts on technical sales, which we define as sales of individual product and services, as well as sales to smaller healthcare providers.

Strategic Business Alliances

We complement our existing products and services and R&D activities by entering into strategic business relationships with companies whose products and services complement our solutions. For example, we maintain a strategic relationship with Foodbuy LLC, which is the nation’s largest GPO that is focused exclusively on the foodservice marketplace and manages more than $5 billion in food and food-related purchasing. Through this relationship, customers of our group purchasing organization have access to Foodbuy’s contract portfolio and related suite of procurement services. Under our arrangement with Foodbuy, we receive a portion of the administrative fees paid to Foodbuy on sales of goods and services to our healthcare provider customers. We also have co-marketing arrangements with entities whose products and services, such as point of admission patient eligibility verification and accounts receivables purchasing, complement our revenue cycle management solutions.

In addition to our employed sales force, we maintain business relationships with a wide range of group purchasing organizations and other marketing affiliates that market or support our products or services. We refer to these individuals and organizations as affiliates or affiliate partners. These affiliate partners, which typically provide a limited number of services on a regional basis, are responsible for the recruitment and direct management of healthcare providers in both the acute care and alternate site markets. Through our relationship with these affiliate partners, we are able to offer a range of solutions to these providers, including both spend management and revenue cycle management products and services, with minimal investment in additional time and resources. Our affiliate relationships provide a cost-effective way to serve the fragmented market comprised of ancillary care institutions.

Competition

The market for our products and services is fragmented, intensely competitive and characterized by the frequent introduction of new products and services, and by rapidly evolving industry standards, technology and customer needs. We have experienced and expect to continue to experience intense competition from a number of companies. Our revenue cycle management solutions compete with products and services provided by large, well-financed and technologically-sophisticated entities, including: information technology providers such as McKesson Corporation, Siemens Corporation, Medical Information Technology, Inc. and Eclipsys Corporation; consulting firms such as Accenture Ltd., The Advisory Board Company, Deloitte & Touche LLP, Ernst & Young LLP, and Navigant Consulting, Inc.; and providers of niche products and services, such as CareMedic Systems, Inc., Accuro Healthcare Solutions Inc. and The SSI Group, Inc. We also compete with hundreds of smaller niche companies.

Within the Spend Management segment, in addition to a number of the consulting firms listed above, our primary competitors are GPOs. There are more than 600 GPOs in the United States, of which approximately 30 negotiate sizeable contracts for their customers, while the remaining GPOs negotiate minor agreements with regional vendors for services. Six GPOs, including us, account for approximately 85 percent of the market. We primarily compete with Novation, LLC, Premier, Inc., Broadlane, HealthTrust LLC and Amerinet. We compete on the basis of several factors, including:

•	ability to deliver financial improvement and return on investment through the use of products and services;

•	breadth, depth and quality of product and service offerings;

•	quality and reliability of services, including customer support;

•	ease of use and convenience;

•	ability to integrate services with existing technology;

•	price; and

•	brand recognition.

We believe that our ability to deliver measurable financial improvement and the breadth of our full suite of solutions give us a competitive advantage.

Employees

As of December 31, 2007, we had approximately 1,200 full time employees, including approximately 125 in sales and marketing, 160 in research and development and 900 in general and administrative functions. Our workforce is non-unionized. We have had no work stoppages and we believe that relations with our employees are generally good.

Government Regulation

General

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us or our customers to incur additional costs and could restrict our or our customer’s operations. Many healthcare laws are complex, and their application to us, our customers or the specific services and relationships we have with our customers are not always clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the comprehensive products and revenue cycle management and spend management solutions that we provide, and these laws and regulations may be applied to our products and services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business.

Civil and Criminal Fraud and Abuse Laws

A number of federal and state laws, commonly known as fraud and abuse laws, are used to prosecute hospitals, physicians, healthcare providers and others that submit claims to federal or state healthcare program and, in some instances, private or commercial health plans for products or services that: are not provided; have been inadequately provided; are billed in an incorrect manner or other than as actually provided; are not medically necessary; are provided by an improper person; are accompanied by an illegal inducement to utilize or refrain from utilizing a service or product; or are billed or coded in a manner that does not otherwise comply with applicable governmental requirements. Federal and state governments have a range of criminal, civil and administrative sanctions available to penalize and remediate healthcare fraud and abuse, including exclusion of the provider from participation in the Medicare and Medicaid programs, fines, criminal and civil monetary penalties and suspension of payments and, in the case of individuals, imprisonment. Given the breadth of these laws and regulations, they are applicable to our customers and potentially applicable to our business and to the financial arrangements through which we market, sell and distribute our products and services. These laws and regulations include:

Anti-Kickback Laws:  Provisions in Title XI of the Social Security Act, commonly referred to as the Anti-Kickback Statute, prohibit the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. Violation of the Anti-Kickback Statute is a felony, and sanctions for each violation include imprisonment of up to five years, criminal fines of up to $25,000, civil monetary penalties of up to $50,000 per act plus three times the amount claimed or three times the remuneration offered, and exclusion from federal healthcare programs (including Medicare and Medicaid). Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals which are applicable to all patients regardless of whether the patient is covered under a governmental health program or private health plan.

The U.S. Department of Health & Human Services, or HHS, created certain safe harbor regulations which, if fully complied with, ensure parties to a particular arrangement covered by the safe harbor that they will not be prosecuted under the Anti-Kickback Statute. We attempt to structure our sales of products and services to customers in a manner that meets the terms of the discount safe harbor set forth at 42 C.F.R. § 1001.952(h). We attempt to structure our group purchasing services and pricing discount arrangements with manufacturers, vendors and distributors to meet the terms of the safe harbor for group purchasing organizations set forth at 42 C.F.R. § 1001.952(j). Although full compliance with the provisions of a safe harbor ensures against prosecution under the Anti-Kickback Statute, failure of a transaction or arrangement to fit within a safe harbor does not necessarily mean that the transaction or arrangement is illegal or that prosecution under the Anti-Kickback Statute will be pursued.

We believe that our contracts and arrangements with our customers should not be found to violate the Anti-Kickback Statute or similar state laws. We cannot guarantee, however, that these laws will ultimately be enforced in a manner consistent with our interpretation. If we are found to be in violation of the Anti- Kickback Statute we could be subject to civil and criminal penalties, and we could be excluded from participating in federal and state healthcare programs such as Medicare and Medicaid.

False Claims and Fraud:  There are numerous federal and state laws that forbid submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, federal healthcare programs or private health plans. These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. For example, one federal false claim law forbids knowing submission or causing the submission to government programs of false claims for reimbursement for medical items or services. Under this law, knowledge may consist of willful ignorance or reckless disregard of falsity. How these concepts apply to products and services such as ours, which provide customers with certain automated processes for reporting costs and submitting claims, has not been well defined in the regulations or relevant case law. As a result, we could be subject to allegations that errors with respect to the formatting, preparation or transmission of such cost reports or claims due to our products or consulting services caused our customers to submit a false claim. The submission or causing the submission of false claims to a federal or state healthcare program could lead to the imposition of civil monetary penalties, criminal fines and imprisonment, and/or exclusion from participation in state and federally funded healthcare programs, including the Medicare and Medicaid programs.

Under the Federal False Claims Act and many similar state false claims acts, an action can be initiated by the government or by a private party on behalf of the government. These private parties, qui tam relators or whistleblowers, are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam actions have increased significantly in recent years. The use of private enforcement actions against healthcare providers has increased dramatically, in part because the relators are entitled to share in a portion of any settlement or judgment. This development has increased the risk that a healthcare company will have to defend a false claims action, pay fines or settlement amounts or be excluded from the Medicare and Medicaid programs and other federal and state healthcare programs as a result of an investigation arising out of false claims laws. Due to the complexity of regulations applicable to our industry, we cannot guarantee that we will not in the future be the subject of any actions under the Federal False Claims Act or similar state law.

HIPAA created two new federal crimes effective as of August 1996: healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. HIPAA applies to any healthcare benefit plan, not just to entities submitting claims to Medicare and Medicaid. Additionally, HIPAA granted expanded enforcement authority to HHS and the U.S. Department of Justice, or DOJ, and provided enhanced resources to support the activities and responsibilities of the HHS Office of Inspector General and DOJ by authorizing large increases in funding for investigating fraud and abuse violations relating to healthcare delivery and payment. In addition, HIPAA mandates the adoption of standards for the electronic exchange of health information, as described below in greater detail.

Privacy and Security Laws.  HIPAA contains substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These are embodied in the Privacy Rule and Security Rule portions of HIPAA. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex system of requirements on covered entities for complying with this basic standard. Under the HIPAA Security Rule, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.

The HIPAA Privacy and Security Rules apply directly to covered entities, such as our customers who are healthcare providers that engage in HIPAA-defined standard electronic transactions. Because some of our customers disclose protected health information to us so that we may use that information to provide certain consulting or other services to those customers, we are business associates of those customers. In order to provide customers with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our customers. Such agreements must, among other things, provide adequate written assurances:

•	as to how we will use and disclose the protected health information;

•	that we will implement reasonable administrative, physical and technical safeguards to protect such information from misuse;

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information;

•	that we will report security incidents and other inappropriate uses or disclosures of the information; and

•	that we will assist the covered entity with certain of its duties under the Privacy Rule.

Transaction Requirements.  In addition to the Privacy and Security Rules, HIPAA also requires that certain electronic transactions related to healthcare billing be conducted using prescribed electronic formats. For example, claims for reimbursement that are transmitted electronically to payers must comply with specific formatting standards, and these standards apply whether the payer is a government or a private entity. As covered entities subject to HIPAA, our customers must meet these requirements, and therefore, we must structure and provide our services in a way that supports our customers’ HIPAA compliance obligations.

State Laws.  In addition to the HIPAA Privacy and Security Rules, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards and data security breach notification requirements. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them.

Antitrust Laws

The Sherman Act and related antitrust laws prohibit contracts in restraint of trade or other activities that are designed to or that have the effect of reducing competition in the market. The federal antitrust laws promote fair competition in business and are intended to create a level playing field so that both small and large companies are able to compete in the market. The antitrust laws are complex laws that generally prohibit discussions, conspiracies and agreements between competitors that can unreasonably restrain trade. In 1993, the Department of Justice and the Federal Trade Commission issued guidelines specifically designed to help group purchasing organizations gauge whether a particular purchasing arrangement may raise antitrust problems or whether the arrangement falls within an “antitrust safety zone,” which reduces the risk that the arrangement will be challenged by the government as anticompetitive. We have attempted to structure our contracts and pricing arrangements in accordance with the 1993 guidelines and believe that our contracts and pricing arrangements should not be found to violate the antitrust laws.

In light of the fact that the group purchasing industry has previously been under review by the Senate and the Office of Inspector General for the U.S. Department of Health & Human Services, we cannot guarantee that these laws will ultimately be enforced in a manner consistent with our interpretation. If we are found to be in violation of the antitrust laws we could be subject to civil and criminal penalties. The occurrence of any of these events could significantly harm our business and financial condition.

Governmental Audits

Because we act as a group purchasing organization for healthcare providers that participate in governmental programs, our group purchasing services have in the past and may again in the future be subject to periodic surveys and audits by governmental entities or contractors for compliance with Medicare and Medicaid standards and requirements. We will continue to respond to these government reviews and audits but cannot predict what the outcome of any future audits may be or whether the results of any audits could significantly or negatively impact our operations or business.

Compliance Department

We have developed a compliance program that is designed to ensure that our operations are conducted in compliance with applicable laws and regulations and, if violations occur, to promote early detection and prompt resolution. These objectives are achieved through education, monitoring, disciplinary action and other remedial measures we believe to be appropriate. We provide all of our employees with a compliance manual that has been developed to communicate our code of conduct, standards of conduct, and compliance policies and procedures, as well as policies for monitoring, reporting and responding to compliance issues. We also provide all of our employees with a toll-free number and Internet website address in order to report any compliance or privacy concerns.

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including patents, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We generally control access to, and the use of, our proprietary software and other confidential information. This protection is accomplished through a combination of internal and external controls, including contractual protections with employees, contractors, customers, and partners, and through a combination of U.S. and international copyright laws. We license some of our software pursuant to agreements that impose restrictions on our customers’ ability to use such software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by relying on non-disclosure and assignment of intellectual property agreements with our employees and consultants that acknowledge our exclusive ownership of all intellectual property developed by the individual during the course of his or her work with us. The agreements also require that each person maintain the confidentiality of all proprietary information disclosed to them.

We incorporate a number of third party software programs into certain of our software and information technology platforms pursuant to license agreements. Some of this software is proprietary and some is open source. We use third-party software to, among other things, maintain and enhance content generation and delivery, and support our technology infrastructure.

As of December 31, 2007, we have three U.S. patent applications pending with respect to the technology and workflow processes underlying our core service offerings. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims with respect to this technology. The exact effect of the protection of these patents, if issued, cannot be predicted with certainty.

We have registered, or have pending applications for the registration of, certain of our trademarks. We actively manage our trademark portfolio, maintain long standing trademarks that are in use, and file applications for trademark registrations for new brands in all relevant jurisdictions.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share, our business and operating results will be harmed.

The market for our products and services is fragmented, intensely competitive and characterized by the frequent introduction of new products and services and by rapidly evolving industry standards, technology and customer needs. Our revenue cycle management products and services compete with products and services provided by well-financed and technologically-sophisticated entities, including: information technology providers such as McKesson Corporation, Siemens Corporation, Medical Information Technology, Inc. and Eclipsys Corporation; consulting firms such as Accenture Ltd., The Advisory Board Company, Deloitte & Touche LLP, Ernst & Young LLP, and Navigant Consulting, Inc.; and providers of niche products and services such as CareMedic Systems, Inc., Accuro Healthcare Solutions Inc. and The SSI Group, Inc. The primary competitors to our spend management products and services are other large GPOs, such as Novation, LLC, Premier, Inc., Broadlane, HealthTrust LLC and Amerinet, as well as a number of the consulting firms named above. In addition, some large health systems may choose to contract directly with vendors for some of their larger categories of supply expenses.

With respect to both our revenue cycle management and spend management products and services, we compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver financial improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition, ability to integrate services with existing technology and price. Many of our competitors are more established, benefit from greater name recognition, have larger customer bases and have substantially greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from ours. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services and make more attractive offers to customers. In addition, many GPOs are owned by the provider-customers of the GPO, which enables our competitors to distinguish themselves on that basis.

We cannot be certain that we will be able to retain our current customers or expand our customer base in this competitive environment. If we do not retain current customers or expand our customer base, our business and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business. Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. As the healthcare industry consolidates, competition to provide services to industry participants will become more intense and the importance of existing relationships with industry participants will become greater.

We may face pricing pressures that could limit our ability to maintain or increase prices for our products and services.

We may be subject to pricing pressures with respect to our future sales arising from various sources, including, without limitation, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations and government action affecting reimbursement. If our competitors are able to offer products and services that result, or that are perceived to result, in customer financial improvement that is substantially similar to or better than the financial improvement generated by our products and services, we may be forced to compete on the basis of additional attributes, such as price, to remain competitive. In addition, as healthcare providers consolidate to create integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. Our customers and the other entities with which we have a business relationship are affected by changes in regulations and limitations in governmental spending for Medicare and Medicaid programs. Government actions could limit government spending for the Medicare and Medicaid programs, limit payments to healthcare providers, and increase emphasis on competition and other programs that could have an adverse effect on our customers and the other entities with which we have a business relationship.

If our pricing experiences significant downward pressure, our business will be less profitable and our results of operations will be adversely affected. In addition, because cash flow from operations funds our working capital requirements, reduced profitability could require us to raise additional capital sooner than we would otherwise need.

If we are not able to offer new and valuable products and services, we may not remain competitive and our revenue and results of operations may suffer.

Our success depends on providing products and services that healthcare providers use to improve financial performance. Our competitors are constantly developing products and services that may become more efficient or appealing to our customers. In addition, certain of our existing products may become obsolete in light of rapidly evolving industry standards, technology and customer needs, including changing regulations and customer reimbursement policies. As a result, we must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services that customers and potential customers will want. Many of our customer relationships are nonexclusive or terminable on short notice, or otherwise terminable after a specified term. If our new or modified product and service innovations are not responsive to user preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing customers and be unable to obtain new customers and our results of operations may suffer.

We may experience significant delays in generating, or an inability to generate, revenues if potential customers take a long time to evaluate our products and services.

A key element of our strategy is to market our products and services directly to large healthcare providers, such as health systems and acute care hospitals, to increase the number of our products and services utilized by existing health system and acute care hospital customers. We do not control many of the factors that will influence the decisions of these organizations regarding the purchase of our products and services. The evaluation process is often lengthy and involves significant technical evaluation and commitment of personnel by these organizations. The use of our products and services may also be delayed due to reluctance to change or modify existing procedures. If we are unable to sell additional products and services to existing health system and hospital customers, or enter into and maintain favorable relationships with other large healthcare providers, our revenue could grow at a slower rate or even decrease.

Unsuccessful implementation of our products and services with our customers may harm our future financial success.

Some of our new-customer projects are complex and require lengthy and significant work to implement our products and services. Each customer’s situation may be different, and unanticipated difficulties and delays may arise as a result of failure by us or by the customer to meet respective implementation responsibilities. If the customer implementation process is not executed successfully or if execution is delayed, our relationships with some of our customers may be adversely impacted and our results of operations will be impacted negatively. In addition, cancellation of any implementation of our products and services after it has begun may involve loss to us of time, effort and resources invested in the cancelled implementation as well as lost opportunity for acquiring other customers over that same period of time. These factors may contribute to substantial fluctuations in our quarterly operating results, particularly in the near term and during any period in which our sales volume is relatively low.

We expect that our quarterly results of operations will fluctuate as a result of factors that impact our ability to recognize revenue, some of which may be outside of our control.

Certain of our customer contracts contain terms that result in revenue that is deferred and cannot be recognized until the occurrence of certain events. For example, accounting principles do not allow us to recognize revenue associated with the implementation of products and services until the implementation has been completed, at which time we begin to recognize revenue over the life of the contract or the estimated customer relationship period, whichever is longer. In addition, subscription-based fees generally commence only upon completion of implementation. As a result, the period of time between contract signing and recognition of associated revenue may be lengthy, and we are not able to predict with certainty the period in which implementation will be completed.

Certain of our contracts provide that some portion or all of our fees are at risk and refundable if our products and services do not result in the achievement of certain financial performance targets. To the extent that any revenue is subject to contingency for the non-achievement of a performance target, we only recognize revenue upon customer confirmation that the financial performance targets have been achieved. If a customer fails to provide such confirmation in a timely manner, our ability to recognize revenue will be delayed.

Our Spend Management segment relies on participating vendors to provide periodic reports of their sales volumes to our customers and resulting administrative fees to us. If a vendor fails to provide such reporting in a timely and accurate manner, our ability to recognize administrative fee revenue will be delayed or prevented.

Certain of our fees are based on timing and volume of customer invoices processed and payments received, which are often dependent upon factors outside of our control.

If the protection of our intellectual property is inadequate, our competitors may gain access to our technology or confidential information and we may lose our competitive advantage.

Our success as a company depends in part upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, copyrights and trademarks, as well as customary contractual protections. We are also seeking patent protection on certain of our technology.

We utilize a combination of internal and external measures to protect our proprietary software and confidential information. Such measures include contractual protections with employees, contractors, customers, and partners, as well as U.S. copyright laws.

We protect the intellectual property in our software pursuant to customary contractual protections in our agreements that impose restrictions on our customers’ ability to use such software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by relying on non-disclosure and intellectual property assignment agreements with our employees and consultants that acknowledge our ownership of all intellectual property developed by the individual during the course of his or her work with us. The agreements also require each person to maintain the confidentiality of all proprietary information disclosed to them. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. The disclosure to, or independent development by, a competitor of any trade secret, know-how or other technology not protected by a patent could materially adversely affect any competitive advantage we may have over any such competitor.

We cannot assure you that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of our rights or that we will be able to detect unauthorized uses and take timely and effective steps to enforce our rights. If unauthorized uses of our proprietary products and services were to occur, we might be required to engage in costly and time-consuming litigation to enforce our rights. We cannot assure you that we would prevail in any such litigation. If others were able to use our intellectual property, our business could be subject to greater pricing pressure.

As of December 31, 2007, we have three pending U.S. patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to modify the scope of our claims. We may not receive competitive advantages from any rights granted under our pending patents and other intellectual property. Any patents granted to us may be contested, and held invalid or unenforceable as a result of legal challenges by third parties. We may not be successful in prosecuting third-party infringers or in preventing design-arounds of these patents. Therefore, the precise extent of the protection afforded by these patents cannot be predicted with certainty.

Our failure to license and integrate third-party technologies could harm our business.

We depend upon licenses from third-party vendors for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications operate, including Microsoft and Oracle. We also use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open source. These technologies might not continue to be available to us on commercially reasonable terms or at all. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which will harm our business, financial condition and results of operations.

Most of our third-party licenses are non-exclusive and our competitors may obtain the right to use any of the technology covered by these licenses to compete directly with us. Our use of third-party technologies exposes us to increased risks, including, but not limited to, risks associated with the integration of new technology into our solutions, the diversion of our resources from development of our own proprietary technology and our inability to generate revenue from licensed technology sufficient to offset associated acquisition and maintenance costs. In addition, if our vendors choose to discontinue support of the licensed technology in the future, we might not be able to modify or adapt our own solutions.

If we are alleged to have infringed on the proprietary rights of third parties, we could incur unanticipated costs and be prevented from providing our products and services.

We could be subject to intellectual property infringement claims as the number of our competitors grows and our applications’ functionality overlaps with competitor products. While we do not believe that we have infringed or are infringing on any proprietary rights of third parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful. Any intellectual property rights claim against us or our customers, with or without merit, could be expensive to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.

In addition, a number of our contracts with our customers contain indemnity provisions whereby we indemnify them against certain losses that may arise from third-party claims that are brought in connection with the use of our products.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

Our use of “open source” software could adversely affect our ability to sell our products and subject us to possible litigation.

A significant portion of the products or technologies acquired, licensed or developed by us may incorporate so-called “open source” software, and we may incorporate open source software into other products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses, including, for example, the GNU General Public License, the GNU Lesser General Public License, “Apache-style” licenses, “Berkeley Software Distribution,” “BSD-style” licenses and other open source licenses. We attempt to monitor our use of open source software in an effort to avoid subjecting our products to conditions we do not intend; however, there can be no assurance that our efforts have been or will be successful. There is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, and therefore the potential impact of these terms on our business is somewhat unknown and may result in unanticipated obligations regarding our products and technologies. For example, we may be subjected to certain conditions, including requirements that we offer our products that use particular open source software at no cost to the user; that we make available the source code for modifications or derivative works we create based upon, incorporating or using the open source software; and/or that we license such modifications or derivative works under the terms of the particular open source license.

If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal costs defending ourselves against such allegations. If our defenses were not successful, we could be subject to significant damages; be enjoined from the distribution of our products that contained the open source software; and be required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer.

Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. We continually introduce new software and updates and enhancements to our software. Despite testing by us, from time to time we have discovered defects or errors in our software, and such defects or errors may appear in the future. Defects and errors that are not timely detected and remedied could expose us to risk of liability to customers and the government and could cause delays in the introduction of new products and services, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or customer satisfaction with our products and services or cause harm to our reputation. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.

Furthermore, our customers might use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts, impact our reputation and lead to significant customer relations problems.

If our security is breached, we could be subject to liability, and customers could be deterred from using our services.

The difficulty of securely transmitting confidential information has been a significant issue when engaging in sensitive communications over the Internet. Our business relies on using the Internet to transmit confidential information. We believe that any well-publicized compromise of Internet security may deter companies from using the Internet for these purposes.

Unauthorized disclosure of confidential information provided to us by our customers or third parties, whether through breach of our secure network by an unauthorized party, employee theft or misuse, or otherwise, could harm our business. If there were a disclosure of confidential information, or if a third party were to gain unauthorized access to the confidential information we possess, our operations could be seriously disrupted, our reputation could be harmed and we could be subject to claims pursuant to our agreements with our customers or other liabilities. In addition, if this were to occur, we may also be subject to regulatory action. We will need to devote significant financial and other resources to protect against security breaches or to alleviate problems caused by security breaches. Any such perceived or actual unauthorized disclosure of the information we collect or breach of our security could harm our business.

Factors beyond our control could cause interruptions in our operations, which may adversely affect our reputation in the marketplace and our business, financial condition and results of operations.

The timely development, implementation and continuous and uninterrupted performance of our hardware, network, applications, the Internet and other systems, including those which may be provided by third parties, are important facets in our delivery of products and services to our customers. Our ability to protect these processes and systems against unexpected adverse events is a key factor in continuing to offer our customers our full complement of products and services on time in an uninterrupted manner. System failures that interrupt our ability to develop applications or provide our products and services could affect our customers’ perception of the value of our products and services. Delays or interruptions in the delivery of our products and services could result from unknown hardware defects, insufficient capacity or the failure of our website hosting and telecommunications providers to provide continuous and uninterrupted service. We also depend on third party service providers that provide customers with access to our products and services. Our operations are vulnerable to interruption by damage from a variety of sources, many of which are not within our control, including without limitation: (1) power loss and telecommunications failures; (2) software and hardware errors, failures or crashes; (3) computer viruses and similar disruptive problems; (4) fire, flood and other natural disasters; and (5) attacks on our network or damage to our software and systems carried out by hackers or Internet criminals.

Any significant interruptions in our products and services could damage our reputation in the marketplace and have a negative impact on our business, financial condition and results of operations.

We may be liable to our customers and may lose customers if we provide poor service, if our services do not comply with our agreements or if we are unable to collect customer data or lose customer data.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our customers regard as significant. Furthermore, our ability to collect and report data may be interrupted or limited by a number of factors, including the failure of our network or software systems, security breaches or the terms of supplier contracts. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information, our reputation could be harmed and we could lose customers.

Our data suppliers might restrict our use of or refuse to license data, which could lead to our inability to provide certain products or services.

A portion of the data that we use is either purchased or licensed from third parties or is obtained from our customers for specific customer engagements. We also obtain a portion of the data that we use from public records. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, in the future, data providers could withdraw their data from us if there is a competitive reason to do so, or if legislation is passed restricting the use of the data, or if judicial interpretations are issued restricting use of the data that we currently use in our products and services. If a substantial number of data providers were to withdraw their data, our ability to provide products and services to our clients could be materially adversely impacted.

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes

We have and may continue to have a significant amount of indebtedness. At December 31, 2007, we had total indebtedness of $208.4 million. Our interest expense for the year ended December 31, 2007 was $20.4 million. As our indebtedness is variable rate, a modest interest rate increase could result in a substantial increase in interest expense, as we have entered into interest rate hedging agreements for approximately $155 million (as of December 31, 2007) of our indebtedness and the terms of such hedging agreements expire prior to the maturity date of our indebtedness.

Our substantial indebtedness could adversely affect our financial health in the following ways:

•	a material portion of our cash flow from operations must be dedicated to the payment of interest on and principal of our outstanding indebtedness, thereby reducing the funds available to us for other purposes, including working capital, acquisitions and capital expenditures;

•	our substantial degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or other adverse events in our business or our industry;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired, limiting our ability to maintain the value of our assets and operations; and

•	there will be a material and adverse effect on our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.

In addition, our existing credit facility contains, and future indebtedness may contain, financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities that may be in our long-term best interests. For example, our existing credit facility includes covenants restricting, among other things, our ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in certain mergers or consolidations, dispose of assets, make certain investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments. Our existing credit facility also includes financial covenants, including requirements that we maintain compliance with a consolidated leverage ratio and a consolidated fixed charges coverage ratio.

Our ability to comply with the covenants and ratios contained in our existing credit facility or in the agreements governing our future indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our existing credit facility prohibits us from making dividend payments on our common stock if we are not in compliance with each of our financial covenants and our restricted payment covenant. We are currently in compliance with our existing covenants, however, any future event of default, if not waived or cured, could result in the acceleration of the maturity of our indebtedness under our existing credit facility or our other indebtedness. If we were unable to repay those amounts, the lenders under our existing credit facility could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness, our assets may not be sufficient to repay in full such indebtedness.

We have a limited history of profitability, and we may incur substantial net losses or experience significant fluctuations in operating results in the future.

In 2005, 2006, and 2007, we recorded net income from continuing operations of approximately $16.5 million, $8.8 million, and $6.3 million respectively. However, we have a limited history of profits and positive cash flow operations on which to base an evaluation of our business and prospects. You should consider our prospects in light of the risks, uncertainties, expenses and difficulties that companies in our industry encounter, particularly companies like ours that intend to pursue acquisition opportunities in the future. Given this uncertainty in our future operating results and the potential for future acquisitions, we cannot assure you that we will remain profitable in the future. In addition, we may experience significant period-to-period fluctuations in operating results.

We may have difficulty integrating recently acquired assets and businesses.

We acquired XactiMed on May 18, 2007 and MD-X on July 2, 2007 with the expectation that these acquisitions would significantly expand our product and service offerings in our Revenue Cycle Management segment. Achieving the benefits of these acquisitions will depend upon the successful integration of the acquired businesses into our existing operations.

The integration risks associated with these acquisitions include, but are not limited to:

•	the diversion of our management’s attention, as integrating the operations and assets of the acquired businesses will require a substantial amount of our management’s time;

•	difficulties associated with assimilating the operations of the acquired businesses, including differing technology, business systems and corporate cultures;

•	the ability to achieve operating and financial synergies anticipated to result from the acquisitions;

•	the costs of integration may exceed our expectations; and

•	failure to retain key personnel and customers of XactiMed and MD-X.

We cannot assure you that we will be successful in integrating the acquired businesses into our existing operations. The failure to successfully integrate XactiMed and MD-X could have a material adverse effect on our business, financial condition, or results of operations, particularly on our Revenue Cycle Management segment.

We intend to continue to pursue acquisition opportunities, which may subject us to considerable business and financial risk.

We have grown through, and anticipate that we will continue to grow through, acquisitions of competitive and complementary businesses, such as MD-X and XactiMed. We evaluate potential acquisitions on an ongoing basis and regularly pursue acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to us. In addition, we may compete for certain acquisition targets with companies having greater financial resources than we do. We anticipate that we may finance acquisitions through cash provided by operating activities, borrowings under our existing credit facility and other indebtedness. Borrowings necessary to finance acquisitions may not be available on terms acceptable to us, or at all. Future acquisitions may also result in potentially dilutive issuances of equity securities. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:

•	diverting management’s attention;

•	incurring additional indebtedness and assuming liabilities, known and unknown;

•	incurring significant additional capital expenditures, transaction and operating expenses and nonrecurring acquisition-related charges;

•	experiencing an adverse impact on our earnings from the amortization or impairment of acquired goodwill and other intangible assets;

•	failing to integrate the operations and personnel of the acquired businesses;

•	entering new markets with which we are not familiar; and

•	failing to retain key personnel of, vendors to and customers of the acquired businesses.

If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve acquisition synergies and we may be required to focus resources on integration of operations rather than on our primary product and service offerings.

We may need to obtain additional financing which may not be available or, if it is available, may result in a reduction in the percentage ownership of our existing stockholders.

We may need to raise additional funds in order to:

•	finance unanticipated working capital requirements;

•	develop or enhance our technological infrastructure and our existing products and services;

•	fund strategic relationships;

•	respond to competitive pressures; and

•	acquire complementary businesses, technologies, products or services.

Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then-existing stockholders will be reduced, and these securities may have rights, preferences or privileges senior to those of our existing stockholders.

If participating vendors in our group purchasing organization do not provide timely and professional delivery of medical products, equipment and other supplies, purchasers may not continue using our group purchasing organization.

Our group purchasing organization relies on vendors to deliver the medical products, equipment and other supplies sold through our service to purchasers. We also often rely on vendors to respond to complaints in a satisfactory manner. If these vendors fail to make delivery in a professional, safe and timely manner, then our services will not meet the expectations of purchasers, and our reputation and brand will be damaged.

If we are unable to maintain our strategic alliances or enter into new alliances, we may be unable to grow our current base business.

Our business strategy includes entering into strategic alliances and affiliations with leading healthcare service providers and other GPOs. We work closely with our strategic partners to either expand our geographic reach or expand our market capabilities. We may not achieve our objectives through these alliances. Many of these companies have multiple relationships and they may not regard us as significant to their business. These companies may pursue relationships with our competitors or develop or acquire products and services that compete with our products and services. In addition, in many cases, these companies may terminate their relationships with us with little or no notice. If existing alliances are terminated or we are unable to enter into alliances with leading healthcare service providers or other GPOs, we may be unable to maintain or increase our market presence.

If we are required to collect sales and use taxes on the solutions we sell in certain jurisdictions, we may be subject to tax liability for past sales and our future sales may decrease.

We may lose sales or incur significant costs should various tax jurisdictions be successful in imposing sales and use taxes on a broader range of products and services. A successful assertion by one or more tax jurisdictions that we should collect sales or other taxes on the sale of our solutions could result in substantial tax liabilities for past sales, decrease our ability to compete and otherwise harm our business.

If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. If we are required to collect and pay back taxes and the associated interest and penalties and if our customers fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned costs that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our customers and may adversely affect our ability to retain existing customers or to gain new customers in the areas in which such taxes are imposed.

Our income tax returns and positions are subject to review and audit by federal, state and local taxing authorities, we may be subject to tax liability for past tax reporting periods.

If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. If we are required to pay back taxes and the associated interest and penalties, we will have incurred unplanned costs that may be substantial.

We are currently under audit by the Internal Revenue Service for our federal income tax return for the tax year ended December 31, 2005. In addition, we were notified on March 20, 2008, that our federal income tax return for the year ended 2006 is under a limited scope audit. We are unable to estimate the probability or quantification of any potential tax impact resulting from these audits at this time. An unfavorable outcome from any tax audit could result in higher tax costs, thereby negatively impacting our results of operations.

Our business and our industry are highly regulated, and if government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, and other material limitations on our business.

We and the healthcare manufacturers, distributors and providers with whom we do business are extensively regulated by federal, state and local governmental agencies. Most of the products offered through our group purchasing contracts are subject to direct regulation by federal and state governmental agencies. We rely upon vendors who use our services to meet all quality control, packaging, distribution, labeling, hazard and health information notice, record keeping and licensing requirements. In addition, we rely upon the carriers retained by our vendors to comply with regulations regarding the shipment of any hazardous materials.

We cannot guarantee that the vendors are in compliance with applicable laws and regulations. If vendors or the providers with whom we do business have failed, or fail in the future, to adequately comply with any relevant laws or regulations, we could become involved in governmental investigations or private lawsuits concerning these regulations. If we were found to be legally responsible in any way for such failure we could be subject to injunctions, penalties or fines which could harm our business. Furthermore, any such investigation or lawsuit could cause us to expend significant resources and divert the attention of our management team, regardless of the outcome, and thus could harm our business.

If we fail to comply with federal and state laws governing submission of false or fraudulent claims to government healthcare programs and financial relationships among healthcare providers, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs.

We are subject to federal and state laws and regulations designed to protect patients, governmental healthcare programs, and private health plans from fraudulent and abusive activities. These laws include anti-kickback restrictions and laws prohibiting the submission of false or fraudulent claims. These laws are complex and their application to our specific products, services and relationships may not be clear and may be applied to our business in ways that we do not anticipate. Federal and state regulatory and law enforcement authorities have recently increased enforcement activities with respect to Medicare and Medicaid fraud and abuse regulations and other reimbursement laws and rules. From time to time we and others in the healthcare industry have received inquiries or subpoenas to produce documents in connection with such activities. We could be required to expend significant time and resources to comply with these requests, and the attention of our management team could be diverted to these efforts. Furthermore, if we are found to be in violation of any federal or state fraud and abuse laws, we could be subject to civil and criminal penalties, and we could be excluded from participating in federal and state healthcare programs such as Medicare and Medicaid. The occurrence of any of these events could significantly harm our business and financial condition.

Provisions in Title XI of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibit the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals which are applicable to all patients regardless of whether the patient is covered under a governmental health program or private health plan. We attempt to scrutinize our business relationships and activities to comply with the federal anti-kickback statute and similar laws; and we attempt to structure our sales and group purchasing arrangements in a manner that is consistent with the requirements of applicable safe harbors to these laws. We cannot assure you, however, that our arrangements will be protected by such safe harbors or that such increased enforcement activities will not directly or indirectly have an adverse effect on our business financial condition or results of operations. Any determination by a state or federal agency that any of our activities or those of our vendors or customers violate any of these laws could subject us to civil or criminal penalties, could require us to change or terminate some portions of or operations or business, could disqualify us from providing services to healthcare providers doing business with government programs and, thus, could have an adverse effect on our business.

Our business, particularly our Revenue Cycle Management segment, is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, federal healthcare programs or private health plans. These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our products or consulting services that relate to entry, formatting, preparation or transmission of claim or cost report information may be determined or alleged to be in violation of these laws and regulations. Any failure of our products or services to comply with these laws and regulations could result in substantial civil or criminal liability, could adversely affect demand for our services, could invalidate all or portions of some of our customer contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, could cause us to be disqualified from serving customers doing business with government payers and could have an adverse effect on our business.

Federal and state medical privacy laws may increase the costs of operation and expose us to civil and criminal sanctions.

We must comply with extensive federal and state requirements regarding the use, retention and security of patient healthcare information. The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These restrictions and requirements are embodied in the Privacy Rule and Security Rule portions of HIPAA. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex system of requirements on covered entities for complying with this basic standard. Under the HIPAA Security Rule, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.

The HIPAA Privacy and Security Rules apply directly to covered entities, such as our customers who are healthcare providers that engage in HIPAA-defined standard electronic transactions. Because some of our customers disclose protected health information to us so that we may use that information to provide certain consulting or other services to those customers, we are business associates of those customers. In order to provide customers with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our customers. Such agreements must, among other things, provide adequate written assurances:

•	as to how we will use and disclose the protected health information;

•	that we will implement reasonable administrative, physical and technical safeguards to protect such information from misuse;

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information;

•	that we will report security incidents and other inappropriate uses or disclosures of the information; and

•	that we will assist the covered entity with certain of its duties under the Privacy Rule.

In addition to the HIPAA Privacy and Security Rules, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them.

We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. For example, the federal Office of the National Coordinator for Health Information Technology, or ONCHIT, is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the healthcare sector. We are unable to predict what, if any, impact the creation of such standards will have on our products, services or compliance costs. Failure by us to comply with any of the federal and state standards regarding patient privacy may subject us to penalties, including civil monetary penalties and in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain customers and attract new customers.

If our products or services fail to provide accurate information, or if our content or any other element of our products or services is associated with incorrect, inaccurate or faulty coding, billing, or claims submissions to Medicare or any other third-party payor, we could be liable to customers or the government which could adversely affect our business.

Our products and content were developed based on the laws, regulations and third-party payor rules in existence at the time such software and content was developed. If we interpret those laws, regulations or rules incorrectly; the laws, regulations or rules materially change at any point after the software and content was developed; we fail to provide up-to-date, accurate information; or our products, or services are otherwise associated with incorrect, inaccurate or faulty coding, billing or claims submissions, then customers could assert claims against us or the government or qui tam relators on behalf of the government could assert claims against us under the Federal False Claims Act or similar state laws. The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial costs to us, divert management’s attention from operations, damage our reputation and decrease market acceptance of our services. We attempt to limit by contract our liability to customers for damages. We cannot, however, limit liability the government could seek to impose on us under the False Claims Act. Further, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable or otherwise protect us from liability for damages.

Any material changes in the political, economic or regulatory healthcare environment that affect the purchasing practices and operations of healthcare organizations, or lead to consolidation in the healthcare industry, could require us to modify our services or reduce the funds available to purchase our products and services.

Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the healthcare industry generally as well as our ability to increase the number of programs and services that we sell to our customers. The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation, and general economic conditions affect the purchasing practices, operation and, ultimately, the operating funds of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as any increased regulation by governmental agencies of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our products and services, or result in delays or cancellations of orders or reduce funds and demand for our products and services.

Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level. These programs and plans may contain proposals to increase governmental involvement in health care, create a universal healthcare system, lower reimbursement rates or otherwise significantly change the environment in which healthcare industry providers currently operate. We do not know what effect any proposals would have on our business.

Our customers are highly dependent on payments from third-party healthcare payors, including Medicare, Medicaid and other government-sponsored programs, and reductions or changes in third-party reimbursement could adversely affect our customers and consequently our business.

Our customers derive a substantial portion of their revenue from third-party private and governmental payors including Medicare, Medicaid and other government sponsored programs. Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for the products our customers purchase or otherwise obtain through us is available from governmental health programs, private health insurers, managed care plans and other third-party payors. These third-party payors exercise significant control over and increasingly use their enhanced bargaining power to secure discounted reimbursement rates and impose other requirements that may negatively impact our customers’ ability to obtain adequate reimbursement for products and services they purchase or otherwise obtain through us as a group purchasing member.

If third-party payors do not approve products for reimbursement or fail to reimburse for them adequately, our customers may suffer adverse financial consequences which, in turn, may reduce the demand for and ability to purchase our products or services. In addition CMS, which administers the Medicare and federal aspects of state Medicaid programs, has issued complex rules requiring pharmaceutical manufacturers to calculate and report drug pricing for multiple purposes, including the limiting of reimbursement for certain drugs. These rules generally exclude from the pricing calculation administrative fees paid by drug manufacturers to GPOs such as the company if the fees meet CMS’ “bona fide service fee” definition. There can be no assurance that CMS will continue to allow exclusion of GPO administrative fees from the pricing calculation, or that other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on our business.

Any significant increase in bad debt in excess of recorded estimates would have a negative impact on our business, financial condition and results of operations.

Our operations may incur unexpected losses from unforeseen exposures to customer credit risk degradation. We initially evaluate the collectability of our accounts receivable based on a number of factors, including a specific client’s ability to meet its financial obligations to us, the length of time the receivables are past due and historical collections experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from clients. If circumstances related to specific clients change, such as a limited ability to meet financial obligations due to bankruptcy, or economic conditions deteriorate such that our past collection experience is no longer relevant, the amount of accounts receivable that we are able to collect may be less than our previous estimates as we experience bad debt in excess of reserves previously recorded.

If our customers who operate as not-for profit entities lose their tax-exempt status, those customers would suffer significant adverse tax consequences which, in turn, could adversely impact their ability to purchase products or services from us.

There has been a trend across the United States among state tax authorities in Illinois, Indiana, Ohio, Michigan, New Hampshire, New Jersey, and numerous other states to challenge the tax exempt status of hospitals and other healthcare facilities claiming such status on the basis that they are operating as charitable and/or religious organizations. The outcome of these cases has been mixed with some facilities retaining their tax-exempt status while others have been denied the ability to continue operating under as not-for profit, tax-exempt entities under state law. In addition, many states have removed sales tax exemptions previously available to not-for-profit entities. Those facilities denied tax exemptions could be subject to the imposition of tax penalties and assessments which could have a material adverse impact on their cash flow, financial strength and possibly ongoing viability. If the tax exempt status of any of our customers is revoked or compromised by new legislation or interpretation of existing legislation, that customer’s financial health could be adversely affected, which could adversely impact our sales and revenue.

Changing development of rules, regulations or laws may require us to change our business practices.

In recent years, the group purchasing industry and some of its largest purchasing customers have been reviewed by the Senate Judiciary Subcommittee on Antitrust, Competition Policy and Consumer Rights for possible conflict of interest and restraint of trade violations. As a response to the Senate Subcommittee inquiry, our company joined other GPOs to develop a set of voluntary principles of ethics and business conduct designed to address the Senate’s concerns regarding anti-competitive practices. The voluntary code was presented to the Senate Subcommittee in March 2006. In addition, we maintain our own Standards of Business Conduct that provide guidelines for conducting our business practices in a manner that is consistent with antitrust and restraint of trade laws and regulations. Although there has not been any further inquiry by the Senate Subcommittee since March 2006, the Senate, the Department of Justice, the Federal Trade Commission or other state or federal governing entity could at any time develop new rules, regulations or laws governing the group purchasing industry that could adversely impact our ability to negotiate pricing arrangements with vendors, increase reporting and documentation requirements or otherwise require us to modify our pricing arrangements in a manner that negatively impacts our business and financial results.

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future, which could cause the price of our common stock to decline.

Our quarterly results of operations have fluctuated in the past, and we expect that our quarterly results of operations will continue to vary in future periods as a result of a variety of factors, some of which may be outside of our control. If our quarterly results of operations fall below the expectations of securities analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly results of operations may be due to a number of factors including:

•	the purchasing and budgeting cycles of our customers;

•	the lengthy sales and implementation cycles for our products and services;

•	the times at which participating vendors in our Spend Management segment provide us with periodic reports of their sales volumes to our customers and resulting administrative fees to us;

•	the impact of financial improvement targets to customers;

•	the impact of transaction fee and contingency fee arrangements with customers;

•	changes in our or our competitors’ pricing policies or sales terms;

•	the timing and success of our or our competitors’ new product and service offerings;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	the amount and timing of costs related to the development or acquisition of technologies or businesses; and

•	general economic, industry and market conditions and those conditions specific to the healthcare industry.

We base our expense levels in part upon our expectations concerning future revenue, and these expense levels are relatively fixed in the short term. If we have lower revenue than expected, we may not be able to reduce our spending in the short term in response. Any significant shortfall in revenue would have a direct and material adverse impact on our results of operations. We believe that our quarterly results of operations may vary significantly in the future and that period-to-period comparisons of our results of operations may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.

The market price of our common stock may be volatile, and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated or disproportionate to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. The market price of our common stock could fluctuate significantly in response to the factors described above and other factors, many of which are beyond our control, including:

•	actual or anticipated changes in our or our competitors’ growth rates;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC and announcements of technological innovations or new products or services by us or by our competitors;

•	actions of our historical equity investors, including sales of common stock by our directors and executive officers;

•	any major change in our senior management team;

•	legal and regulatory factors unrelated to our performance;

•	general economic, industry and market conditions and those conditions specific to the healthcare industry; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

You may not be able to resell your shares at or above the market price you paid to purchase your shares due to fluctuations in the market price of our common stock caused by changes in the market as a whole or our operating performance or prospects.

A limited number of stockholders have the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of March 12, 2007, our directors, executive officers and their affiliated entities beneficially own more than 39.1% percent of our outstanding common stock. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” The interests of our executive officers, directors and their affiliated entities may differ from the interests of the other stockholders. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and by-laws and the approval of mergers or other business combination transactions. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock. As to these matters and in similar situations, you may disagree with these stockholders as to whether the action opposed or supported by them is in the best interest of our stockholders. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and may negatively affect the market price of our common stock.

Provisions in our certificate of incorporation and by-laws or Delaware law might discourage, delay or prevent a change of control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our certificate of incorporation and by-laws and Delaware law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares of our common stock. These provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management.

For example, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately a third of the directors coming up for reelection each year. Having a staggered board could make it more difficult for a third party to acquire us through a proxy contest. Other provisions that may discourage, delay or prevent a change in control or changes in management include:

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	the inability of stockholders to act by written consent or to call special meetings; and

•	the ability of our board of directors to designate the terms of, including voting, dividend and other special rights, and issue new series of preferred stock without stockholder approval.

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly-held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

A change of control may also impact employee benefit arrangements, which could make an acquisition more costly and could prevent it from going forward. For example, our option plans allow for all or a portion of the options granted under these plans to vest upon a change of control. Finally, upon any change in control, the lenders under our senior secured credit facility would have the right to require us to repay all of our outstanding obligations.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We do not currently intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare or pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

The requirements of being a public entity and sustaining our growth may strain our resources.

As a public entity, we are subject to the reporting requirements of the Exchange Act and requirements of the U.S. Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures, significant resources and management oversight are required. We have and will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In addition, sustaining our growth will also require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, additional directors and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the price of our common stock.

Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization. Additionally, we have begun the process of documenting our internal control procedures to satisfy the requirements of Section 404, which requires annual management and independent registered public accounting firm assessments of the effectiveness of our internal controls over financial reporting. Because we do not currently have comprehensive documentation of our internal controls and have not yet fully tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls.

For example, material weaknesses in our internal control over financial reporting have previously been identified. We believe the actions that we have taken have remediated all of the identified material weaknesses. However, we may discover other areas of our internal controls that need improvement in the future. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified opinion regarding the effectiveness of our internal control over financial reporting for fiscal year 2008 and in future periods as required by Section 404, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, the National Association of Securities Dealers, or the NASD, or other regulatory authorities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.	PROPERTIES

Facilities and Property

We do not own any real property and lease our existing facilities (See “Finance Obligation” in Note 6 to our consolidated financial statements for a discussion of the capital lease treatment of our Cape Girardeau facility, lease term ending July 31, 2017). Our principal executive offices are located in leased office space in Alpharetta, Georgia. These facilities accommodate product development, marketing and sales, information technology, administration, training, graphic services and operations personnel. We lease office space to support our operations in the following locations:

	Floor Area	Principal Business
Location	(Sq. Feet)	Function or Segment	End of Term	Renewal Option

Alpharetta, Georgia	17,013	Corporate	March 31, 2014	Period of five additional years
Alpharetta, Georgia	57,419	Revenue Cycle Management	November 30, 2013	Period of five additional years
Atlanta, Georgia	7,712	Spend Management	December 31, 2012	None
Bridgeton, Missouri	23,101	Spend Management	June 30, 2013	Two periods of five additional years
Cape Girardeau, Missouri	58,664	Spend Management	July 31, 2017	None
Cape Girardeau, Missouri	1,798	Spend Management	July 31, 2008	Period of three additional years
El Segundo, California	31,536	Revenue Cycle Management/Spend Management	December 14, 2017	Period of five additional years
Englewood, Colorado	10,152	Spend Management	November 30, 2008	None
Franklin, Tennessee	7,081	Spend Management	Month to month	None
Knoxville, Tennessee	2,779	Spend Management	December 31, 2011	Period of one additional year
Mahwah, New Jersey	19,361	Revenue Cycle Management	January 31, 2016	None
Mahwah, New Jersey	20,000	Revenue Cycle Management	June 30, 2010	Period of five additional years
Mandeville, Louisiana	7,200	Revenue Cycle Management	December 31, 2011	Period of five additional years
Nashville, Tennessee	10,962	Revenue Cycle Management	July 31, 2011	Two periods of five additional years
Richardson, Texas	24,959	Revenue Cycle Management	November 1, 2012	Period of five additional years

We believe that our existing facilities are adequate for our current needs and that additional facilities are available for lease to meet future needs.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Other than the Med-Data dispute noted below, we are not presently involved in any other legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

On November 30, 2007, Jacqueline Hodges, the former owner of Med-Data Management, Inc., filed a complaint in the United States District Court for the Northern District of Georgia, alleging that we failed to act in good faith with respect to the operation of the Med-Data business after its acquisition on July 18, 2005, by our wholly owned subsidiary Project Metro Acquisition, LLC (subsequently merged into MedAssets Net Revenue Systems, LLC), by taking certain actions and failing to take others which had the effect of causing the business to fail to achieve additional acquisition consideration contingent on certain “earn-out” thresholds in the purchase agreement. On March 21, 2008 we filed an answer, denying the Plaintiffs’ allegations; and also filed a counterclaim, alleging that the Plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 18, 2007, in connection with our Initial Public Offering, a majority of our stockholders approved, by written consent pursuant to Section 228 of the Delaware General Corporation Law, the following matters: (i) the adoption of our Amended and Restated Certificate of Incorporation to provide for certain changes consistent with our becoming a public company; (ii) the adoption of our Amended and Restated Bylaws to provide for certain changes consistent with our becoming a public company; (iii) the issuance of our common stock in connection with our Initial Public Offering; (iv) the conversion of each share of our outstanding preferred stock to common stock immediately prior to the closing of our Initial Public Offering; (v) the election of Vernon Loucks, Earl Norman, John Rutherford and Samantha Trotman-Burman to serve as Class I directors until the annual meeting of stockholders to be held in 2008; (vi) the election of Rand Ballard, Lance Piccolo and Bruce Wesson to serve as Class II directors until the annual meeting of stockholders to be held in 2009; and (vii) the election of John Bardis, Harris Hyman and Terrence Mulligan to serve as Class III directors until the annual meeting of stockholders to be held in 2010. A total of 28,204,750 shares of our capital stock out of 36,793,566 shares then issued and outstanding voted in favor of these matters.

On November 26, 2007, also in connection with our Initial Public Offering, a majority of our stockholders approved, by written consent pursuant to Section 228 of the Delaware General Corporation Law, the adoption of a Certificate of Amendment to our Certificate of Incorporation then in effect, which, among other things, effected a 1-for-1.25 reverse stock split. A total of 27,409,215 shares of our capital stock out of 36,852,734 shares then issued and outstanding voted in favor of these matters.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On December 18, 2007, the Company and certain stockholders of MedAssets sold an aggregate of 15,295,000 shares of MedAssets common stock in the Initial Public Offering at a price of $16.00 per share. Prior to that date, there was no public market for our common stock. Our common stock is publicly traded on the Nasdaq Global Select Market under the ticker symbol “MDAS.” The following chart sets forth, for the periods indicated, the high and low sales prices of our common stock on the Nasdaq Global Select Market.

Price Range of Common Stock

	Price Range
	of Common Stock
Period	High	Low

Fourth Quarter 2007 (from December 13, 2007)	$23.99	$19.28

At March 12, 2008 the last reported sale price for our common stock was $17.48 per share. As of March 12, 2008 there were 276 holders of record of our common stock and approximately 2,247 beneficial holders.

Dividend Policy

On December 1, 2006, we paid a dividend of $70 million in the aggregate on our common stock and on certain classes of our preferred stock on an as-converted to common stock basis. On August 30, 2007, we paid a dividend, which we refer to as the 2007 Dividend, of $70 million in the aggregate on our common stock and certain classes of our preferred stock on an as-converted to common stock basis. Upon the consummation of our Initial Public Offering, all outstanding shares of our preferred stock were converted into common stock.

We currently anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying any cash dividends for the foreseeable future. The payment of dividends, if any, is subject to the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current and any future financing arrangements, legal restrictions on the payment of dividends and other factors our board of directors deems relevant. Our current credit facility includes restrictions on our ability to pay dividends. We may pay dividends that exceed our net income amounts for such period as calculated in accordance with U.S. generally accepted accounting principles, or GAAP.

Equity Compensation Plan Information

The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Sales of Unregistered Securities

Set forth below is information regarding shares of common stock and preferred stock issued, and options and warrants granted, by us in the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such shares, options and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed. All then outstanding shares of preferred stock, including those shares described below, were immediately converted to common stock upon the closing of our Initial Public Offering in December 2007. We had no preferred stock outstanding as of December 31, 2007.

•	Series I Convertible Preferred Stock. In May 2007, we sold an aggregate of 1,712,076 shares of our series I convertible preferred stock in connection with our acquisition of XactiMed.

•	Series J Convertible Preferred Stock. In July 2007, we sold an aggregate of 625,920 shares of our series J convertible preferred stock in connection with our acquisition of the outstanding shares of MD-X, inclusive of 73,637 shares issued to an officer of MD-X for $1,000,000.

•	Warrants. In May 2007, we sold warrants to purchase 8,000 shares of common stock to Capital Health Group, a healthcare industry lobbying firm, for professional services. The warrants had an exercise price of $10.44 per share for an aggregate price of $83,500. The warrants were exercised on June 30, 2007. In fiscal year ended 2007, warrants to purchase an aggregate of 43,692 shares of common stock were exercised, at exercise prices ranging from $0.01 to $10.44 per share for an aggregate exercise price of $83,946.

The sales of the above securities were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering. All recipients were accredited investors, as those terms are defined in the Securities Act and the regulations promulgated thereunder. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Stock Options and Restricted Stock Awards

During fiscal year ended December 31, 2007, we granted options to purchase an aggregate of 2,705,521 shares of common stock to employees, consultants and directors under our 2004 Long-Term

Incentive Plan at exercise prices ranging from $9.29 to $16.00 per share for an aggregate exercise price of $27,938,352.

During fiscal year ended December 31, 2007, we issued an aggregate of 859,187 shares of common stock to employees, consultants and directors pursuant to the exercise of stock options issued pursuant to the exercise of stock options under our 1999 Stock Incentive Plan and 2004 Long-Term Incentive Plan at exercise prices ranging from $0.63 to $10.44 per share for an aggregate consideration of $3,440,624.

During fiscal year ended December 31, 2007, 8,000 shares of restricted common stock were granted to members of our advisory board.

The sales of the above securities were deemed to be exempt from registration in reliance in Rule 701 promulgated under Section 3(b) under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

Use of Proceeds from Registered Securities

The Initial Public Offering was effected through a Registration Statement on Form S-1 (File No. 333-145693), that was declared effective by the SEC on December 12, 2007. An aggregate of 15,295,000 shares of our common stock were registered (including the underwriters’ over-allotment), of which we sold 14,781,781 shares and certain selling stockholders sold 513,219 shares, at an initial price to the public of $16.00 per share. The Initial Public Offering closed on December 18, 2007, and, as a result, we received net proceeds of approximately $216.6 million (after underwriters’ discounts and commissions of approximately $16.5 million and additional offering-related costs of approximately $3.4 million), and the selling stockholders received net proceeds of approximately $7.6 million (after underwriters’ discounts and commissions of approximately $0.6 million). We did not receive any of the proceeds from sales by selling stockholders. Morgan Stanley & Co. Incorporated, Lehman Brothers Inc., Deutsche Bank Securities Inc., Goldman, Sachs & Co., Piper Jaffray & Co., William Blair & Company, L.L.C. and Wachovia Capital Markets, LLC were the managing underwriters of the Initial Public Offering.

No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

In December 2007, we used $120.0 million of the net proceeds to partially repay the outstanding balance of our credit facility with various financial institutions. We expect to use the remaining net proceeds for paying down outstanding debt, capital expenditures, working capital and other general corporate purposes. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies or to fund expansion of our operations facilities. Pending the uses described above, we intend to invest the net proceeds in a variety of short-term, interest-bearing, investment grade securities. There has been no material change in the planned use of proceeds from our Initial Public Offering from that described in the final prospectus dated December 12, 2007 filed by us with the SEC pursuant to Rule 424(b).

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

Our historical financial data as of and for the fiscal years ended December 31, 2007, 2006, and 2005 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and such data as of and for the fiscal year ended December 31, 2004 has been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. Our historical financial data as of and for the fiscal year ended December 31, 2003 has been derived from unaudited consolidated financial statements not included in this Annual Report on Form 10-K. These unaudited consolidated financial statements include, in the opinion of management, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position as of December 31, 2003 and our results of operations for the year ended December 31, 2003. The selected historical financial data for these periods reflect the effect of a change in our revenue recognition policy for administrative fees from the “Estimated Shipment” method to the “As Reported” method, which we adopted subsequent to December 31, 2003, and also reflects the impact of an allowance for customer returns.

Historical results of operations are not necessarily indicative of results of operations or financial condition in the future or to be expected in the future. The summary historical consolidated financial data and notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,
	2003(1)	2004	2005	2006(2)	2007(3)
	(Unaudited)	(In thousands, except per share data)

Statement of Operations Data:
Net revenue:
Revenue Cycle Management	$6,729	$13,844	$20,650	$48,834	$80,512
Spend Management	48,751	61,545	77,990	97,401	108,006

Total net revenue(4)	55,480	75,389	98,640	146,235	188,518
Operating expenses:(5)
Cost of revenue	4,512	4,881	7,491	15,601	27,983
Product development expenses	1,238	2,864	3,078	7,163	7,785
Selling and marketing expenses	13,519	16,798	23,740	32,205	35,748
General and administrative expenses	16,229	26,758	39,146	55,363	64,817
Depreciation	1,618	1,797	3,257	4,822	7,115
Amortization of intangibles	8,621	8,374	7,780	11,738	15,778
Impairment of PP&E and intangibles(6)	—	743	368	4,522	1,204

Total operating expenses	45,737	62,215	84,860	131,414	160,430

Operating income	9,743	13,174	13,780	14,821	28,088
Other income (expense)
Interest expense	(7,290)	(7,915)	(6,995)	(10,921)	(20,391)
Other income (expense)	472	(2,070)	(837)	(3,917)	3,115

Income (loss) before income taxes	2,925	3,189	5,948	(17)	10,812
Income tax (benefit)	1,261	914	(10,517)	(8,860)	4,516

Income (loss) from continuing operations	1,664	2,275	16,465	8,843	6,296
Loss from operations of discontinued business	(5,501)	(383)	—	—	—
Gain (loss) on sale of a discontinued business	(669)	192	—	—	—

Total loss from discontinued operations	(6,170)	(191)	—	—	—

Net income (loss)	(4,506)	2,084	16,465	8,843	6,296
Preferred stock dividends and accretion	(12,025)	(13,499)	(14,310)	(14,713)	(16,094)

Net (loss) income attributable to common stockholders	$(16,531)	$(11,415)	$2,155	$(5,870)	$(9,798)

(Loss) income per share — basic	$(2.80)	$(1.88)	$0.10	$(0.67)	$(0.75)
(Loss) income per share — diluted	$(2.80)	$(1.88)	$0.08	$(0.67)	$(0.75)
Shares used in per share calculation — basic	5,904	6,070	22,064	8,752	12,984
Shares used in per share calculation — diluted(7)	5,904	6,070	25,938	8,752	12,984
Pro forma net (loss) income per share — basic (unaudited)(8)					$0.22
Pro forma net (loss) income per share — diluted (unaudited)(8)					$0.21
Pro forma weighted shares outstanding — basic (unaudited)(8)					28,624
Pro forma weighted shares outstanding (unaudited)(8)					30,581
Other Financial Data:
Gross fees(4)	$71,835	$103,199	$137,434	$185,659	$236,046
Adjusted EBITDA(9)	$20,811	$24,910	$31,286	$50,753	$60,571

(1)	Amounts include the results of operations of Aspen Healthcare Metrics (Spend Management segment) from March 25, 2003 and OSI Systems, Inc. (Revenue Cycle Management segment) from June 30, 2003, the respective dates of acquisition.

(2)	Amounts include the results of operations of Avega Health Systems Inc., or Avega, (Revenue Cycle Management segment) from January 1, 2006, the date of acquisition.

(3)	Amounts include the results of operations of XactiMed from May 18, 2007, and MD-X (both representing Revenue Cycle Management segment) from July 2, 2007, the respective dates of acquisition.

(4)	Total net revenue reflects our gross fees net of our revenue share obligation. Gross fees include all administrative fees we receive pursuant to our vendor contracts and all other fees we receive from customers. Our revenue share obligation represents the portion of the administrative fees we are contractually obligated to share with certain of our group purchasing organization customers. The following details the adjustments to gross fees to derive total net revenue:

	Fiscal Year Ended December 31,
	2003	2004	2005	2006	2007
	(Unaudited)	(In thousands)

Gross administrative fees	$57,339	$80,928	$106,963	$125,202	$142,320
Other fees	14,496	22,271	30,471	60,457	93,726

Gross fees	71,835	103,199	137,434	185,659	236,046
Revenue share obligation	(16,355)	(27,810)	(38,794)	(39,424)	(47,528)

Total net revenue	$55,480	$75,389	$98,640	$146,235	$188,518

(5)	We adopted SFAS No. 123(R), Share-based Payment, on January 1, 2006. Total share-based compensation expense for each period presented is as follows:

	Fiscal Year Ended December 31,
	2003	2004	2005	2006	2007
	(Unaudited)	(In thousands)

Cost of revenue	$182	$—	$—	$834	$877
Product development	104	—	—	517	350
Selling and marketing	167	—	—	597	1,050
General and administrative	387	200	423	1,309	3,334

Total share-based compensation expense	$840	$200	$423	$3,257	$5,611

(6)	Impairment of intangibles primarily relates to the write off of in-process research and development assets of Avega and XactiMed at the time of acquisition. In 2005 and 2004, impairment of intangibles primarily relates to software and tradename impairment, respectively.

(7)	For the years ended December 31, 2003, 2004 and 2006, the effect of dilutive securities has been excluded because the effect is antidilutive as a result of the net loss attributable to common stockholders.

(8)	Due to our Initial Public Offering of common stock in December 2007, all preferred shares outstanding were subsequently converted to common stock and the former preferred stock shareholders no longer had preferred stock dividend rights, nor rights to accrued preferred stock dividends. We had no preferred stock outstanding as of December 31, 2007, and the former preferred stock shareholders were not paid dividends. However, preferred share dividends and accretion have been accrued from January 1, 2007 through December 18, 2007, the closing date of our Initial Public Offering. For the year ended December 31, 2007, we have presented net income per share and weighted shares outstanding, both basic and diluted, as though the preferred shares outstanding were converted to common for the entire period outstanding. We believe such presentation provides more meaningful insight into our earnings per share related to our continuing operations and reflects our current and ongoing capitalization structure as of December 31, 2007 (See Note 9 to our consolidated financial statements).

(9)	We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and other non-recurring or non-cash items. We use Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our GAAP results and the following reconciliation, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA assists our board of directors, management and investors in comparing our operating performance on a consistent basis because it removes the impact of our capital structure (primarily interest charges and amortization of debt issuance costs), asset base (primarily depreciation and amortization) and items outside the control of our management team (taxes), as well as other non-cash (impairment of intangibles, purchase accounting adjustments, share-based compensation expense and imputed rental income) and non-recurring (litigation expenses and failed acquisition charges) items, from our operations. Despite the importance of this measure in analyzing our business, determining compliance with certain financial covenants in our credit agreement, measuring and determining incentive compensation and evaluating our operating performance relative to our competitors, Adjusted EBITDA is not a measurement of financial performance under GAAP, has limitations as an analytical tool and should not be considered in isolation or as an alternative to income from operations, net income (loss) or any other measure of performance derived in accordance with GAAP.

Some of the limitations of EBITDA include:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense or the cash requirements to service interest or principal payments under our credit agreement;

•	EBITDA does not reflect income tax payments we are required to make; and

•	although depreciation and amortization of intangibles are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

Adjusted EBITDA has all the inherent limitations of EBITDA. In addition, Adjusted EBITDA is not a measure of liquidity under GAAP, or otherwise, and is not an alternative to cash flow from continuing operating activities.

To properly and prudently evaluate our business, we encourage you to review the GAAP financial statements included elsewhere in this Annual Report on Form 10-K, and not rely on any single financial measure to evaluate our business. We also strongly urge you to review the reconciliation of net income (loss) to Adjusted EBITDA, along with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this Annual Report on Form 10-K, may differ from and may not be comparable to similarly titled measures used by other companies. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Non-GAAP Financial Measures.”

The table below shows the reconciliation of net income (loss) to Adjusted EBITDA for the periods presented.

	Fiscal Year Ended December 31,
	2003	2004	2005	2006	2007
	(Unaudited)		(In thousands)

Net income (loss)	$(4,506)	$2,084	$16,465	$8,843	$6,296
Depreciation	1,618	1,797	3,257	4,822	7,115
Amortization of intangibles	8,621	8,374	7,780	11,738	15,778
Amortization of Intangibles (included in cost of revenue)	—	—	47	745	1,145
Interest expense, net of interest income(1)	7,245	7,762	6,279	9,545	18,213
Income tax (benefit)	1,261	914	(10,517)	(8,860)	4,516
Loss from discontinued operations	6,170	191	—	—	—

EBITDA	20,409	21,122	23,311	26,833	53,063
Impairment of intangibles(2)	—	743	368	4,522	1,204
Share-based compensation(3)	840	200	423	3,257	5,611
Debt issuance cost extinguishment(4)	—	2,681	1,924	2,158	—
Rental income from capitalized building lease(5)	(438)	(438)	(438)	(438)	(438)
Litigation expenses(6)	—	602	5,698	8,629	—
Avega & XactiMed purchase accounting adjustments(7)	—	—	—	4,906	1,131
Failed acquisition charges(8)	—	—	—	886	—

Adjusted EBITDA	$20,811	$24,910	$31,286	$50,753	$60,571

(1)	Interest income is included in other income (expense) and is not netted against interest expense on our consolidated statement of operations.

(2)	Impairment of intangibles primarily relates to the write-off of in-process research and development assets of Avega and XactiMed at the time of acquisition.

(3)	Represents non-cash share-based compensation to both employees and directors. The significant increase in 2006 is due to the adoption of SFAS No. 123(R). We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(4)	These charges were incurred to expense unamortized debt issuance costs upon refinancing our credit facilities. We believe this expense relating to our financing and investing activities does not relate to our continuing operating performance.

(5)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See Note 6 to our Consolidated Financial Statements for further discussion of this rental income.

(6)	These litigation expenses relate to litigation brought against one of our subsidiaries and settled in May 2006. This litigation, and associated litigation expense, is considered by management to be non-recurring as it relates to isolated litigation outside the ordinary course of business.

(7)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances to fair value at each acquisition date. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in periods subsequent to the acquisition and is not indicative of the changes in underlying results of operations.

(8)	These charges reflect due diligence and acquisition expenses related to an acquisition that did not occur. We consider these charges to be non-recurring expenses that are not representative of underlying results of operations.

Consolidated Balance Sheet Data:

	As of December 31,
	2003	2004	2005	2006	2007
	(Unaudited)	(In thousands, except per share data)

Cash and cash equivalents(1)	$12,146	$28,145	$68,331	$23,459	$136,952
Current assets	24,229	41,185	98,300	57,380	190,208
Total assets	151,528	161,756	219,713	277,204	526,379
Current liabilities	43,306	42,141	52,280	67,387	75,513
Total non-current liabilities(1,2)	45,622	65,632	98,523	181,159	221,351
Total liabilities	88,928	107,773	150,803	248,546	296,864
Redeemable convertible preferred stock(1)	156,307	158,234	169,644	196,030	—
Total stockholder’s (deficit) equity(1)	(93,707)	(104,251)	(100,734)	(167,372)	229,515
Cash dividends declared per share(3)				$2.66	$2.48

Notes:

(1)	As a result of our Initial Public Offering of our common stock which closed on December 18, 2007, we received $216.6 million of net cash proceeds and subsequently paid down indebtedness by $120.0 million on the same date. In conjunction with the offering, all redeemable convertible preferred shares were converted to common shares.

(2)	Inclusive of capital lease obligations and long-term notes payable.

(3)	On October 30, 2006, our board of directors declared a special dividend payable to common stockholders and preferred stockholders, to the extent entitled to participate in dividends payable on the common stock in the amount of $70 million in the aggregate, or $2.66 per share. On July 23, 2007, our board of directors declared an additional special dividend payable to common stockholders and preferred stockholders, to the extent entitled to participate in dividends payable on the common stock in the amount of $70 million in the aggregate, or $2.48 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with this entire Annual Report on Form 10-K, including the “Risk Factors” section and our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report that could cause our actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward-looking statements. See “Note On Forward-Looking Statements.”

Overview

The Company provides technology-enabled products and services, which together deliver solutions designed to improve operating margin and cash flow for hospitals and health systems.

Our solutions are primarily focused on the acute care hospital market. Our customer base currently includes over 125 health systems and, including those that are part of our health system customers, approximately 2,500 acute care hospitals and approximately 30,000 ancillary or non-acute provider locations.

Our Revenue Cycle Management segment currently has approximately 1,000 hospital customers, which we believe makes us one of the largest providers of revenue cycle management solutions to hospitals. Our

Spend Management segment manages approximately $15 billion of supply spend by healthcare providers, has more than 1,700 hospital customers and includes the third largest GPO in the United States.

Our revenues are predominately derived from products and services that we provide on an ongoing basis to our customers. To provide our products and services we incur expense in several categories, including cost of revenue, product development, selling and marketing, general and administrative, depreciation, and amortization of intangibles. In general, our cost of revenue expense varies directly with our net revenues; whereas, our selling and marketing expenses increase as a result of increased revenues and an increase in the number of new clients. Our other expense categories are less directly related to the growth in revenues and relate more to our planning for the future, the development of new products and services, our overall business management activities and our infrastructure. Given the scope of our market opportunity, we continue to invest in the development of new and enhanced products and services, customer-facing resources, and infrastructure capabilities. These investments have enabled our net revenue growth in recent periods, during which Adjusted EBITDA has also increased.

Management’s primary metrics to measure the consolidated financial performance of the business are gross fees, net revenue and Adjusted EBITDA. We define gross fees as total net revenue prior to reducing such revenue for revenue share obligations. We use these metrics to measure our business given they provide period-over-period comparability and measure the fundamental business elements which our management can impact in the short term.

For the twelve months ended December 31, 2007 and 2006, we generated gross fees of $236.0 million and $185.7 million, respectively, net revenue of $188.5 million and $146.2 million, respectively, operating income of $28.1 million and $14.8 million, respectively and net income of $6.3 million and $8.8 million, respectively. For the twelve months ended December 31, 2007 and 2006, we generated Adjusted EBITDA of $60.6 million and $50.8 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Use of Non-GAAP Financial Measures.” Adjusted EBITDA increased during this period by $9.8 million or 19.3%. This includes a $7.8 million increase in adjusted EBITDA from Revenue Cycle Management and a $3.9 million increase from Spend Management, offset by $1.9 million of increased corporate expenses excluding interest, income taxes, depreciation and amortization, and other non-recurring or non-cash items. Our adjusted EBITDA growth is primarily attributable to continued market acceptance of our ASP-based services and acquisition-based growth at the Revenue Cycle Management segment, growth in our administrative fees in our Spend Management segment, and modest operating expense growth.

Segment Structure and Revenue Streams

We deliver our solutions through two business segments, Revenue Cycle Management and Spend Management. Management’s primary metrics to measure segment financial performance are gross fees, net revenue and Segment Adjusted EBITDA. See Note 13 of the Notes to our Consolidated Financial Statements for discussion on Segment Adjusted EBITDA, and certain items of our segment results of operations and financial position.

Revenue Cycle Management

Our Revenue Cycle Management segment provides a comprehensive suite of software and services spanning the hospital revenue cycle workflow — from patient admission, charge capture, case management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and improve regulatory compliance. Our Revenue Cycle Management segment revenue consists of the following components:

Subscription and implementation fees.  We earn fixed subscription fees on a monthly or annual basis on multi-year contracts for customer access to our ASP-based solutions. We also charge our customers upfront fees for implementation services. Implementation fees are earned over the subscription period or estimated customer relationship period, whichever is longer.

Transaction fees.  For certain revenue cycle management solutions, we earn fees that vary based on the volume of customer transactions.

Software-related fees.  We earn license, consulting, maintenance and other software-related service fees for our business intelligence and decision support software products.

Service fees.  For certain revenue cycle management solutions we earn fees based on a percentage of revenue collected.

Spend Management

Our Spend Management segment provides a suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization’s portfolio of contracts, our consulting services and business intelligence tools. Our Spend Management segment revenue consists of the following components:

Administrative fees and revenue share obligations.  We earn administrative fees from manufacturers, distributors and other vendors of products and services with whom we have contracts under which our group purchasing organization customers may purchase products and services. Administrative fees represent a percentage, which we refer to as our administrative fee ratio, typically ranging from 0.25% to 3.00% of the purchases made by our group purchasing organization customers through contracts with our vendors.

Our group purchasing organization customers make purchases, and receive shipments, directly from the vendors. On a monthly or quarterly basis, vendors provide us with a report describing the purchases made by our customers through our group purchasing organization vendor contracts, including associated administrative fees. We recognize revenue upon the receipt of these reports from vendors. See Note 1 to our consolidated financial statements for further discussion regarding administrative fee revenue recognition.

Some customer contracts require that a portion of our administrative fees are contingent upon achieving certain financial improvements, such as lower supply costs, which we refer to as performance targets. Contingent administrative fees are not recognized as revenue until the customer confirms achievement of those contractual performance targets. Prior to customer confirmation that a performance target has been achieved, we record contingent administrative fees as deferred revenue on our consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we would be contractually obligated to refund some or all of the contingent fees.

Additionally, in many cases, we are contractually obligated to pay a portion of the administrative fees to our hospital and health system customers. Typically this amount, or revenue share obligation, is calculated as a percentage of administrative fees earned on a particular customer’s purchases from our vendors. Our total net revenue on our consolidated statements of operations is shown net of the revenue share obligation.

Other service fees.  The following items are included as Other Service Fees in our consolidated statement of operations:

•	Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and implantable physician preference items, or PPI, and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with a duration of three to nine months, and the related revenues are earned as services rendered.

•	Subscription fees. We also have technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these ASP-hosted services.

Operating Expenses

We classify our operating expenses as follows:

Cost of revenue.  Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our customers. As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue derives from third-party products and services, and client reimbursed out-of-pocket costs. Cost of revenue does not include allocated amounts for rent, depreciation or amortization, but does include the amortization for the cost of software to be sold, leased, or otherwise marketed.

Product development expenses.  Product development expenses primarily consist of the salaries, benefits, and share-based compensation expense of the technology professionals who develop our software-related products and services.

Selling and marketing expenses.  Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses.

General and administrative expenses.  General and administrative expenses consist primarily of personnel- related expenses for administrative employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses. We expect that general and administrative expenses will increase as we incur additional expenses related to being a public company.

Depreciation.  Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

Amortization of intangibles.  Amortization of intangibles includes the amortization of all intangible assets (with the exception of software), primarily resulting from acquisitions.

Key Considerations

Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following items or events have had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods:

Acquisitions

The results of operations of acquired businesses are included in our consolidated results of operations from the date of acquisition. Since January 1, 2005, material acquisitions include:

Revenue Cycle Management.

•	MD-X, acquired on July 2, 2007, provides revenue cycle products and services for hospitals and health systems.

•	XactiMed, acquired on May 18, 2007, provides ASP-based revenue cycle solutions that focus on claims management, remittance management, and denial management.

•	Avega, acquired on January 1, 2006, provides software application tools that comprise the core of our business intelligence and decision support software.

Purchase Accounting

Deferred revenue adjustment.  Upon acquiring Avega and XactiMed, we made certain purchase accounting adjustments to reduce the acquired deferred revenue to the fair value of outstanding services and products to be provided post-acquisition. On January 1, 2006, we reduced the acquired deferred revenue from Avega by $5.6 million. On May 18, 2007, we reduced the acquired deferred revenue from XactiMed by $3.2 million. Both changes only impacted our Revenue Cycle Management segment.

In-process research and development, or “IPR&D.”  Upon acquiring Avega and XactiMed, we made certain purchase accounting adjustments to write off acquired IPR&D. During the fiscal years ended December 31, 2007 and 2006, we incurred charges of $1.2 million and $4.0 million, respectively, related to the XactiMed and Avega acquisitions to impair the value of acquired intangibles associated with software development costs for products that were not yet available for general release and had no alternative future use at the time of acquisition. Both charges only impacted our Revenue Cycle Management segment.

Litigation costs

During the fiscal years ended December 31, 2006 and 2005, we incurred $8.6 million and $5.7 million, respectively, related to litigation initiated in 2004 against one of our subsidiaries. This case was settled in May 2006. We incurred no costs related to this settled litigation in the fiscal year ended December 31, 2007.

Share-based compensation expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective method. Our consolidated financial statements for the fiscal years ended December 31, 2007 and 2006, reflect the impact of SFAS No. 123(R). The impact from the adoption of SFAS No. 123(R) to our consolidated results of operations, was $4.4 million and $3.0 million of share-based compensation expense for the years ended December 31, 2007 and 2006, respectively. In accordance with the prospective method, our consolidated statements of operations for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Results of Operations

Consolidated Tables

The following table set forth our consolidated results of operations grouped by segment for the periods shown:

	Fiscal Year Ended December 31,
	2005	2006	2007
	In thousands

Net revenue:
Revenue Cycle Management	$20,650	$48,834	$80,512
Spend Management
Administrative fees	106,963	125,202	142,320
Revenue share obligation	(38,794)	(39,424)	(47,528)
Other service fees	9,821	11,623	13,214

Total Spend Management	77,990	97,401	108,006

Total net revenue	98,640	146,235	188,518
Operating expenses:
Revenue Cycle Management	20,980	53,452	76,445
Spend Management	48,758	59,745	66,974

Total segment operating expenses	69,738	113,197	143,419
Operating income:
Revenue Cycle Management	(330)	(4,618)	4,067
Spend Management	29,232	37,656	41,032

Total segment operating income	28,902	33,038	45,099
Corporate expenses(1)	15,122	18,217	17,011

Operating income	13,780	14,821	28,088
Other income (expense):
Interest expense	(6,995)	(10,921)	(20,391)
Other income (expense)	(837)	(3,917)	3,115

Income (loss) before income taxes	5,948	(17)	10,812
Income tax (benefit)	(10,517)	(8,860)	4,516

Net income	16,465	8,843	6,296
Reportable segment adjusted EBITDA(2):
Revenue Cycle Management	3,522	14,942	22,711
Spend Management	$36,023	$46,727	$50,632

(1)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment of the Company.

(2)	Management’s primary metric of segment profit or loss is Segment Adjusted EBITDA. See Note 13 of the Notes to Consolidated Financial Statements.

The following table sets forth our consolidated results of operations as a percentage of total net revenue for the periods shown:

	Fiscal Year Ended December 31,
	2005	2006	2007
	(As a percentage of total
	net revenue)

Net revenue:
Revenue Cycle Management	20.9%	33.4%	42.7%
Spend Management
Administrative fees	108.4	85.6	75.5
Revenue share obligation	(39.3)	(27.0)	(25.2)
Other service fees	10.0	7.9	7.0

Total Spend Management	79.1	66.6	57.3
Total net revenue	100.0	100.0	100.0
Operating expenses:
Revenue Cycle Management	21.3	36.6	40.6
Spend Management	49.4	40.9	35.5

Total segment operating expenses	70.7	77.4	76.1
Operating income:
Revenue Cycle Management	(0.3)	(3.2)	2.2
Spend Management	29.6	25.8	21.8

Total segment operating income	29.3	22.6	23.9
Corporate expenses(1)	15.3	12.5	9.0

Operating income	14.0	10.1	14.9
Other income (expense):
Interest expense	(7.1)	(7.5)	(10.8)
Other income (expense)	(0.8)	(2.7)	1.7

Income (loss) before income taxes	6.0	0.0	5.7
Income tax (benefit)	(10.7)	(6.1)	2.4

Net income	16.7	6.0	3.3
Reportable segment adjusted EBITDA(2):
Revenue Cycle Management	3.6	10.2	12.0
Spend Management	36.5%	32.0%	26.9%

(1)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment to the Company.

(2)	Management’s primary metric of segment profit or loss is Segment Adjusted EBITDA. See Note 13 of the Notes to Consolidated Financial Statements.

Comparison of the Fiscal Years Ended December 31, 2006 and 2007

	Fiscal Years Ended December 31,
	2006		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(In thousands)

Net revenue:
Revenue Cycle Management	$48,834	33.4%	$80,512	42.7%	$31,678	64.9%
Spend Management
Administrative fees	125,202	85.6	142,320	75.5	17,118	13.7
Revenue share obligation	(39,424)	(27.0)	(47,528)	(25.2)	(8,104)	20.6
Other service fees	11,623	7.9	13,214	7.0	1,591	13.7

Total Spend Management	97,401	66.6	108,006	57.3	10,605	10.9

Total net revenue	$146,235	100.0%	$188,518	100.0%	$42,283	28.9%

Total net revenue.  Total net revenue for the fiscal year ended December 31, 2007 was $188.5 million, an increase of $42.3 million, or 28.9%, from revenue of $146.2 million for the fiscal year ended December 31, 2006. The increase in consolidated net revenue was comprised of a $31.7 million increase in Revenue Cycle Management revenue and a $10.6 million increase in Spend Management revenue.

Revenue Cycle Management revenue.  Revenue Cycle Management revenue for the fiscal year ended December 31, 2007 was $80.5 million, an increase of $31.7 million, or 64.9%, from revenue of $48.8 million for the fiscal year ended December 31, 2006. The increase was primarily the result of the following:

•	Acquisitions. $24.4 million of the increase resulted from revenue from products and services of XactiMed, which we acquired on May 18, 2007, and MD-X, which we acquired on July 2, 2007. During 2007, XactiMed and MD-X net revenues grew on a combined pro forma basis by 43.5%. We define pro forma net revenues as the stand-alone revenues of XactiMed and MD-X as though both companies had been acquired as of the beginning of the relevant comparative period, which in both cases is the twelve month period beginning January 1, 2007 versus the twelve month period beginning January 1, 2006. Our pro forma comparison includes actual results from the relevant dates of acquisition. All pro forma revenues are unaudited. Pro forma pre-acquisition revenues for both XactiMed and MD-X in 2006 and 2007 (prior to the respective acquisition dates) were $31.7 million and $21.1 million, respectively. Inclusive of the $24.4 million of post-acquisition revenue, total pro forma net revenue for XactiMed and MD-X was $45.5 million in 2007, which equates to a pro forma revenue increase from 2006 of 43.5%.

•	Purchase accounting. $4.2 million of the increase resulted from the effect of a one-time, purchase accounting adjustment to fair value of Avega’s deferred revenue balance, thus reducing recognizable revenue; a $4.9 million effect in 2006 compared to a $0.7 million impact in 2007.

•	Sales of additional products and services. $3.1 million of the increase represents additional software-related license, consulting and subscription fees from new and existing customers. The principle trends underlying this growth include increased market acceptance of our charge capture and our supply-chain-revenue-cycle linkage subscription services, contributing a combined $2.6 million of growth in service revenue over the prior year. In early 2007 we released a new version of our chargemaster management subscription service, which is also contributing to our revenue growth.

Our business intelligence license and service revenue remained approximately equal to that of the prior year, after adjusting for the effect of the one-time purchase accounting adjustment to fair value Avega’s deferred revenue balance discussed above. During 2007, we experienced delays in the release of the fourth version of our decision support software, which inhibited growth of Revenue Cycle Management revenue during the year. We expect continued impact in early 2008 as potential customers await the new product release, currently anticipated in mid-2008.

Spend Management net revenue.  Spend Management net revenue for the fiscal year ended December 31, 2007 was $108.0 million, an increase of $10.6 million, or 10.9%, from revenue of $97.4 million for the fiscal year ended December 31, 2006. The revenue increase was primarily the result of an increase in administrative fees of $17.1 million, or 13.7%, partially offset by an $8.1 million increase in revenue share obligations, and an increase in other service fees of $1.6 million.

•	Administrative fees. Administrative fee revenue increased by $18.5 million as compared to the prior year primarily as a result of increases in purchasing volumes by existing customers under our group purchasing organization contracts with our manufacturer vendors. The increase in administrative fee revenue was offset by a net $1.4 million decrease in contingent revenue recognized upon customer confirmation that performance targets have been achieved.

•	Revenue share obligation. We analyze the impact that our revenue share obligation has to results of operation by analyzing the ratio of revenue share obligation to administrative fees (the “revenue share ratio”). The revenue share ratio for the fiscal year ended December 31, 2007 was 33.4% versus 31.5% for the year ended December 31, 2006. The increase in our revenue share ratio was primarily the result of changes in revenue mix to larger customers during the period. Larger customers who commit to higher levels of purchasing volume through our group purchasing organization contracts typically receive higher revenue share obligation percentages. To the extent we continue to be awarded group purchasing contracts with large customers, we anticipate the ratio of our revenue share obligation to administrative fees will increase in future periods.

•	Other service fees. The $1.6 million of growth in other service fees primarily relate to new subscription agreements for ASP-based spend analytic solutions with new customers. To a lesser extent, other service fees increased from a higher number of consulting hours, or higher utilization, from new and existing customers.

	Fiscal Years Ended December 31,
	2006		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(In thousands)

Operating expenses:
Cost of revenue	$15,601	10.7%	$27,983	14.8%	$12,382	79.4%
Product development expenses	7,163	4.9	7,785	4.1	622	8.7
Selling and marketing expenses	32,205	22.0	35,748	19.0	3,543	11.0
General and administrative expenses	55,363	37.9	64,817	34.4	9,454	17.1
Depreciation	4,822	3.3	7,115	3.8	2,293	47.6
Amortization of intangibles	11,738	8.0	15,778	8.4	4,040	34.4
Impairment of property & equipment and intangibles	4,522	3.1	1,204	0.6	(3,318)	(73.4)

Total operating expenses	131,414	89.9	160,430	85.1	29,016	22.1
Operating expenses by segment:
Revenue Cycle Management	53,452	36.6	76,445	40.6	22,993	43.0
Spend Management	59,745	40.9	66,974	35.5	7,229	12.1

Total segment operating expenses	113,197	77.4	143,419	76.1	30,222	26.7
Corporate expenses	18,217	12.5	17,011	9.0	(1,206)	(6.6)

Total operating expenses	$131,414	89.9%	$160,430	85.1%	$29,016	22.1%

Total Operating Expenses

Cost of revenue.  Cost of revenue for the fiscal year ended December 31, 2007 was $28.0 million, or 14.8% of total net revenue, an increase of $12.4 million, or 79.4%, from cost of revenue of $15.6 million, or

10.7% of total net revenue, for the fiscal year ended December 31, 2006. Of this increase, $9.7 million was attributable to acquired cost of revenue from recently acquired businesses which include XactiMed, MD-X, and Dominic & Irvine, LLC, acquired in November 2006. Excluding the impact of recently acquired businesses, the 2007 cost of revenue was $18.3 million, or 11.2% of total net revenues. This increase is generally attributable to the increased costs of delivering our Spend Management services. In addition, renewals of some Spend Management customer contracts in future periods may result in higher service delivery costs.

Product development expenses.  Product development expenses for the fiscal year ended December 31, 2007 were $7.8 million, or 4.1% of total net revenue, an increase of $0.6 million, or 8.7%, from product development expenses of $7.2 million, or 4.9% of total net revenue, for the fiscal year ended December 31, 2006. The fiscal year ended December 31, 2007 includes $1.2 million of product development expenses attributable to recently acquired businesses. Excluding such acquired expenses, product development expenses decreased $0.6 million from 2006 to 2007. This decrease is primarily due to higher capitalized software development costs in 2007. We capitalized $1.5 million in additional software development costs during the fiscal year ended December 31, 2007, when compared to the fiscal year ended December 31, 2006, specifically for the development of a significant update of our decision support software product in the Revenue Cycle Management segment. We currently anticipate general release of this update in mid-2008. During 2008, we plan to develop several new Revenue Cycle Management products and subscription services as a result of the XactiMed and MD-X acquisitions. Therefore, we anticipate continued significant investment in product development in 2008.

Selling and marketing expenses.  Selling and marketing expenses for the fiscal year ended December 31, 2007 were $35.7 million, or 19.0% of total net revenue, an increase of $3.5 million, or 11.0%, from selling and marketing expenses of $32.2 million, or 22.0% of total net revenue, for the fiscal year ended December 31, 2006. This increase includes $1.7 million attributable to recently acquired businesses, which mostly consists of compensation of additional sales and marketing personnel of the acquired businesses. In addition, this increase includes $0.7 million of higher expenses associated with our annual customer and vendor meeting, and $0.5 million in higher share-based compensation associated with new equity grants both to existing and new sales and marketing personnel from acquired companies. During 2007, we gained modest selling efficiencies resulting from a sales reorganization in the fourth quarter of 2006.

General and administrative expenses.  General and administrative expenses for the fiscal year ended December 31, 2007 were $64.8 million, or 34.4% of total net revenue, an increase of $9.5 million, or 17.1%, from general and administrative expenses of $55.4 million, or 37.9% of total net revenue, for the fiscal year ended December 31, 2006. The fiscal year ended December 31, 2007 includes $9.3 million of general and administrative expenses attributable to recently acquired businesses, and $2.0 million in higher share-based compensation associated with new equity grants both to existing and new general and administrative personnel from acquired companies. Excluding the effect of the acquisitions and share-based compensation, general and administrative expenses decreased by $1.8 million from the prior period. The decrease is primarily the result of litigation expenses of $4.6 million incurred during the fiscal year ended December 31, 2006 which did not reoccur in 2007, partially offset by increased employee compensation from new and existing personnel. As a result of our Initial Public Offering in December 2007, we anticipate moderately increased general and administrative expenses in future periods due to costs expected to be incurred as a public company.

Depreciation.  Depreciation expense for the fiscal year ended December 31, 2007 was $7.1 million, or 3.8% of total net revenue, an increase of $2.3 million, or 47.6%, from depreciation of $4.8 million, or 3.3% of total net revenue, for the fiscal year ended December 31, 2006. This increase primarily resulted from increased capital expenditures for computer software developed for internal use and hardware related to personnel growth, depreciation of fixed assets from acquired businesses, and the build-out of new office space.

Amortization of intangibles.  Amortization of intangibles for the fiscal year ended December 31, 2007 was $15.8 million, or 8.4% of total net revenue, an increase of $4.0 million, or 34.4%, from amortization of intangibles of $11.7 million, or 8.0% of total net revenue, for the fiscal year ended December 31, 2006. This increase primarily resulted from the amortization of certain identified intangible assets acquired from recent acquisitions.

Impairment of property & equipment and intangibles.  The impairment of property & equipment and intangibles for the fiscal year ended December 31, 2007 was $1.2 million, or 0.6% of total net revenue, a decrease of $3.3 million, or 73.4%, from impairment of property & equipment and intangibles of $4.5 million, or 3.1% of total net revenue, for the fiscal year ended December 31, 2006. The decrease is due to a $1.2 million IPR&D write off in connection with the XactiMed acquisition in 2007 versus a $4.0 million IPR&D write off in connection with the Avega acquisition and $0.5 million of software impairment, both charges incurred in 2006.

Segment Operating Expenses

Revenue Cycle Management expenses.  Revenue Cycle Management expenses for the fiscal year ended December 31, 2007 were $76.4 million, an increase of $23.0 million, or 43.0%, from $53.5 million for the fiscal year ended December 31, 2006. This increase was the result of a $25.8 million increase in other operating expenses period over period offset by a $2.8 million decrease in IPR&D acquisition-related impairment charges. The $25.8 million increase in operating expenses includes $26.1 million of expenses attributable to recent acquisitions, primarily XactiMed and MD-X, excluding the $1.2 million IPR&D acquisition-related impairment charge in 2007 related to XactiMed. Excluding the effect of acquisitions and impairment charges, Revenue Cycle Management operating expenses decreased by $0.3 million, primarily due to the development of new software products in 2007 that required internal development costs to be capitalized, including the planned release of the fourth version of our decision support software and continued development of our Revenue Cycle Management products and ASP-based services (see Product development expenses explanation in the previous section), generally offsetting increases in other operating expenses. We do not anticipate that Revenue Cycle Management operating expenses will continue to decrease in 2008; rather we intend to invest in product development of new products and services.

Spend Management expenses.  Spend Management expenses for the fiscal year ended December 31, 2007 were $67.0 million, an increase of $7.2 million, or 12.1%, from $59.7 million for the fiscal year ended December 31, 2006. The increase is generally higher than the 10.9% Spend Management revenue growth over the same period due to increased cost of delivering services to new and renewing customers in our Spend Management segment, including the implementation costs of our consulting and subscription services. This increase includes a $2.3 million increase resulting from the acquisition of D&I, a $3.9 million increase in employee compensation resulting from personnel growth and incentive compensation, $0.3 million in higher share-based compensation from new equity awards and a $0.7 million increase in the cost of our annual vendor and customer meeting. Impairment charges of $0.5 million during the fiscal year ended December 31, 2006 partially offset the Spend Management operating expense growth in the current period.

Corporate expenses.  Corporate expenses for the fiscal year ended December 31, 2007 were $17.0 million, a decrease of $1.2 million, or 6.6%, from $18.2 million for the fiscal year ended December 31, 2006, mainly resulting from the $4.6 million reduction in litigation costs from the prior period, partially offset by increased employee compensation from new personnel and $2.0 million in higher share-based compensation from new equity awards. As a result of our Initial Public Offering in December 2007, we anticipate increased corporate expenses in future periods resulting from general and administrative expenses due to costs expected to be incurred as a public company.

Non-operating Expenses

Interest expense.  Interest expense for the fiscal year ended December 31, 2007 was $20.4 million, an increase of $9.5 million, or 86.7%, from interest expense of $10.9 million for the fiscal year ended December 31, 2006. The increase in interest primarily related to increased indebtedness resulting from the October 2006 Refinancing and the July 2007 Financing. Specifically, the October 2006 Refinancing replaced $125 million of senior credit facilities with $230 million of senior credit facilities, and the July 2007 Financing provided us an additional $150 million of senior credit facilities. The proceeds from our indebtedness increases were primarily used to fund acquisitions and shareholder dividend payments. We reduced our aggregate indebtedness by $120.8 million in December 2007, inclusive of a $0.8 million required quarterly principal payment paid prior to December 31, 2007. As a result, we anticipate lower interest expense in 2008.

Other income (expense).  Other income for the fiscal year ended December 31, 2007 was $3.1 million, comprised principally of $2.6 million in interest income and $0.4 million of rental income. Other expense for the fiscal year ended December 31, 2006 was $3.9 million, primarily consisting of a legal settlement paid during this period, offset by rental income and interest income.

Income tax expense (benefit).  Income tax expense for the fiscal year ended December 31, 2007 was $4.5 million, an increase of $13.4 million from an income tax benefit of $8.9 million for the fiscal year ended December 31, 2006. The income tax expense recorded during the year ended December 31, 2007 was an effective rate of 41.8%. The income tax benefit recorded during the fiscal year ended December 31, 2006 primarily related to the reversal of a deferred tax valuation allowance upon the acceptance by the Internal Revenue Service of a change in tax accounting method for revenue recognition and, to a lesser extent, the benefit resulting from our 2006 federal and state net operating losses. See Note 11 of our consolidated financial statements for further discussion.

Comparison of the Years Ended December 31, 2005 and 2006

	Year Ended December 31,
	2005		2006		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(In thousands)

Net revenue:
Revenue Cycle Management	$20,650	20.9%	$48,834	33.4%	$28,184	136.5%
Spend Management
Administrative fees	106,963	108.4	125,202	85.6	18,239	17.1
Revenue share obligation	(38,794)	(39.3)	(39,424)	(27.0)	(630)	1.6
Other service fees	9,821	10.0	11,623	7.9	1,802	18.3

Total Spend Management	77,990	79.1	97,401	66.6	19,411	24.9

Total net revenue	$98,640	100.0%	$146,235	100.0%	$47,595	48.3%

Total net revenue.  Consolidated net revenue for the fiscal year ended December 31, 2006 was $146.2 million, an increase of $47.6 million, or 48.3%, from revenue of $98.6 million for the fiscal year ended December 31, 2005. The increase in total net revenue was comprised of a $28.2 million increase in Revenue Cycle Management revenue and a $19.4 million increase in Spend Management revenue.

Revenue Cycle Management revenue.  Revenue Cycle Management revenue for the fiscal year ended December 31, 2006 was $48.8 million, an increase of $28.2 million, or 136.5%, over revenue of $20.6 million for the fiscal year ended December 31, 2005. The increase was primarily the result of the following:

•	Acquisitions. $22.9 million of the increase resulted from the acquisitions of Avega, which contributed $21.5 million, and Med-Data, which contributed $1.4 million.

•	Sales of additional products and services. $5.3 million of the increase primarily represents additional software-related subscription agreements to new and existing customers. The principle trends underlying this growth include increased market acceptance of our charge capture subscription service, our chargemaster management subscription service, and, to a lesser extent, our CrossWalk subscription service introduced in 2005. In addition, we were awarded a large, one-time strategic pricing consulting contract from a new customer in late 2006 which contributed $2.0 million in 2006 revenue. Partially offsetting this growth, we completed a large chargemaster standardization consulting project in 2005 which did not reoccur in 2006, resulting in a $0.8 million period-over-period reduction of revenue.

Spend Management net revenue.  Spend Management net revenue for the fiscal year ended December 31, 2006 was $97.4 million, an increase of $19.4 million, or 24.9%, from revenue of $78.0 million for the fiscal year ended December 31, 2005. The increase was primarily the result of growth in administrative fees of $18.2 million, or 17.1%, and a $1.8 million, or 18.3%, increase in other service fees, partially offset by a $0.6 million increase in revenue share obligations.

•	Administrative fees. Administrative fee revenue increased by $16.1 million primarily as a result of increases in the volume of purchases from both existing and new health system customers under our group purchases organization contracts with manufacturer vendors. Our total average administrative fee ratio remained generally consistent from the prior period. The addition of health system customers was primarily the result of increased sales and marketing efforts implemented in 2004. The increase in administrative fee revenue was positively impacted by a net $2.1 million increase in contingent revenue recognized upon customer confirmation that performance targets have been achieved.

•	Revenue share obligation. The ratio of revenue share obligation to administrative fees for the fiscal year ended December 31, 2006 was 31.5% versus 36.3% for the fiscal year ended December 31, 2005. The decrease in our revenue share obligation ratio was primarily the result of the acquisition of Shared Services Healthcare, Inc., or SSH. Prior to the acquisition, SSH customers utilized our group purchasing organization vendor contracts for their purchasing. Contractually, we received the administrative fees from related purchases and remitted a revenue share obligation payment to SSH. This revenue share obligation ceased upon the acquisition. The revenue share obligation in 2006 would have been approximately $5.8 million higher if we had not acquired SSH. Excluding the impact of the SSH acquisition, our revenue share obligation ratio remained consistent period over period. To the extent we are awarded large group purchasing customer contracts in future periods, we anticipate the ratio of our revenue share obligation to administrative fees will increase.

•	Other service fees. The $1.8 million of growth in other service fees primarily resulted from new consulting engagements and new subscription agreements for ASP-based spend analytic solutions with existing customers.

	Year Ended December 31,
	2005		2006		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(In thousands)

Operating expenses:
Cost of revenue	$7,491	7.6%	$15,601	10.7%	$8,110	108.3%
Product development expenses	3,078	3.1	7,163	4.9	4,085	132.7
Selling and marketing expenses	23,740	24.1	32,205	22.0	8,465	35.7
General and administrative expenses	39,146	39.7	55,363	37.9	16,217	41.4
Depreciation	3,257	3.3	4,822	3.3	1,565	48.1
Amortization of intangibles	7,780	7.9	11,738	8.0	3,958	50.9
Impairment of property & equipment and intangibles	368	0.4	4,522	3.1	4,154	1128.8

Total operating expenses	84,860	86.0	131,414	89.9	46,554	54.9
Operating expenses by segment:
Revenue Cycle Management	20,980	21.3	53,452	36.6	32,472	154.8
Spend Management	48,758	49.4	59,745	40.9	10,987	22.5

Total segment operating expenses	69,738	70.7	113,197	77.4	43,459	62.3
Corporate expenses	15,122	15.3	18,217	12.5	3,095	20.5

Total operating expenses	$84,860	86.0%	$131,414	89.9%	$46,554	54.9%

Total Operating Expenses

Cost of revenue.  Cost of revenue for the fiscal year ended December 31, 2006 was $15.6 million, or 10.7% of total net revenue, an increase of $8.1 million, or 108.3%, from cost of revenue of $7.5 million, or 7.6% of total net revenue, for the fiscal year ended December 31, 2005. This increase is partially attributable to $4.1 million of cost of revenue resulting from the Avega and Med-Data acquisitions. Further, $3.2 million, or 39.5%, of the increase resulted from increased direct labor costs, including salaries and benefits, incurred to generate our increasing technology and consulting service revenue, and $0.8 million in additional share-based compensation expense from the adoption of SFAS No. 123(R).

Product development expenses.  Product development expenses for the fiscal year ended December 31, 2006 were $7.2 million, or 4.9% of total net revenue, an increase of $4.1 million, or 132.7%, from product development expenses of $3.1 million, or 3.1% of total net revenue, for the fiscal year ended December 31, 2005. This increase is primarily attributable to $3.1 million of acquired product development expenses attributable to Avega and $0.5 million in additional share-based compensation expense from the adoption of SFAS No. 123(R).

Selling and marketing expenses.  Selling and marketing expenses for the fiscal year ended December 31, 2006 were $32.2 million, or 22.0% of total net revenue, an increase of $8.5 million, or 35.7%, from selling and marketing expenses of $23.7 million, or 24.1% of total net revenue, for the fiscal year ended December 31, 2005. This increase is primarily attributable to $3.7 million in additional salaries and benefits associated with the Avega, SSH, and Med-Data acquisitions as well as increases in personnel and compensation from the growth of our other sales and marketing initiatives. During the fiscal year ended December 31, 2006, we also incurred $0.9 million in expenses related to an acquisition that did not occur, $0.9 million in higher expenses incurred for our annual customer and vendor meeting, and $0.6 million in additional share-based compensation expense from the adoption of SFAS No. 123(R).

General and administrative expenses.  General and administrative expenses for the fiscal year ended December 31, 2006 were $55.4 million, or 37.9% of total net revenue, an increase of $16.2 million, or 41.4%, from general and administrative expenses of $39.1 million, or 39.7% of total net revenue, for the fiscal year ended December 31, 2005. This increase is primarily the result of the Avega, SSH, and Med-Data acquisitions, including $12.4 million in increased salaries and benefits, and $1.1 million in share-based compensation expense from the adoption of SFAS No. 123(R).

Depreciation.  Depreciation expense for the fiscal year ended December 31, 2006 was $4.8 million, or 3.3% of total net revenue, an increase of $1.6 million, or 48.1%, from depreciation of $3.3 million, or 3.3% of total net revenue, for the fiscal year ended December 31, 2005. This increase primarily resulted from the depreciation of assets from the depreciation of assets acquired in the Avega and Med-Data acquisitions.

Amortization of intangibles.  Amortization of intangibles for the fiscal year ended December 31, 2006 was $11.7 million, or 8.0% of total net revenue, an increase of $4.0 million, or 50.9%, from amortization of intangibles of $7.8 million, or 7.9% of total net revenue, for the fiscal year ended December 31, 2005. This increase primarily resulted from the amortization of the identified intangible assets acquired from the Avega and SSH acquisitions.

Impairment of property & equipment and intangibles.  Impairment of property & equipment and intangibles for the fiscal year ended December 31, 2006 was $4.5 million, or 3.1% of total net revenue, an increase of $4.2 million, or 1,128.8%, from impairment of property & equipment and intangibles of $0.4 million, or 0.4% of total net revenue, for the fiscal year ended December 31, 2005. This increase primarily resulted from the $4.0 million IPR&D write-off incurred in connection with the Avega acquisition.

Segment Operating Expenses

Revenue Cycle Management expenses.  Revenue Cycle Management expenses for the fiscal year ended December 31, 2006 were $53.5 million, or 36.6% of total net revenue, an increase of $32.5 million, or 154.8%, from Revenue Cycle Management expenses of $21.0 million, or 21.3% of total net revenue, for the fiscal year ended December 31, 2005. This increase primarily resulted from $28.0 million of incremental expense from the Avega and Med-Data acquisitions. Excluding acquisition growth, Revenue Cycle Management operating expenses increased $3.2 million, or 15.2%, from the fiscal year ended December 31, 2005. This increase is due to our growth in personnel and non-capitalized infrastructure required to sustain our growth in revenues. Further, we experienced a $1.3 million increase of share-based compensation expense due to the adoption of SFAS No. 123(R).

Spend Management expenses.  Spend Management expenses for the fiscal year ended December 31, 2006 were $59.7 million, or 40.9% of total net revenue, an increase of $11.0 million, or 22.5%, from Spend Management expenses of $48.8 million, or 49.4% of total net revenue, for the fiscal year ended December 31, 2005. This increase is generally consistent with the 24.9% growth in Spend Management revenue over the same period. This increase includes a $6.8 million increase in employment compensation, resulting from personnel growth, merit increases, incentive compensation, and acquisitions, $1.3 million of share-based compensation expense due to the adoption of SFAS No. 123(R), and a $1.0 million increase in costs for trade show meetings and conferences (including our annual vendor and customer meeting).

Corporate expenses.  Corporate expenses for the fiscal year ended December 31, 2006 were $18.2 million, or 12.5% of total net revenue, an increase of $3.1 million, or 20.5%, from corporate expenses of $15.1 million, or 15.3% of total net revenue, for the fiscal year ended December 31, 2005. This increase includes a $2.3 million increase in employee compensation, resulting from corporate personnel growth, merit increases and increases in incentive compensation, and $0.4 million of share-based compensation expense due to the adoption of SFAS No. 123(R).

Non-operating Expenses

Interest expense.  Interest expense for the fiscal year ended December 31, 2006 was $10.9 million, an increase of $3.9 million, or 56.0%, from interest expense of $7.0 million for the fiscal year ended December 31, 2005. The increase primarily relates to incremental interest expense from a $25.0 million supplemental term loan borrowed in February 2006 and the incremental indebtedness incurred in the 2006 Refinancing.

Other income (expense).  Other expense for the fiscal year ended December 31, 2006 was $3.9 million, an increase of $3.1 million from other expense of $0.8 million for the fiscal year ended December 31, 2005, primarily due to a legal settlement paid during this period, partially offset by an increase in interest income.

Income tax expense (benefit).  Income tax benefit for the fiscal year ended December 31, 2006 was $8.9 million, a decrease of $1.6 million, or 15.2%, from income tax benefit of $10.5 million for the fiscal year ended December 31, 2005. The income tax benefit recorded during 2006 primarily relates to the reversal of a deferred tax valuation allowance upon the acceptance by the Internal Revenue Service of a change in tax accounting method and, to a lesser extent, the benefit resulting from our 2006 federal and state net operating losses. The income tax benefit recorded in 2005 primarily relates to the reversal of the valuation allowance on federal net operating losses upon our determination that future taxable income would be sufficient to utilize all federal net operating loss carryforwards. See Note 11 of our consolidated financial statements for further discussion.

Critical Accounting Policy Disclosure

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and other assumptions that we find reasonable under the circumstances. Actual results may differ from such estimates under different conditions.

Management believes that the following accounting judgments and uncertainties are the most critical to aid in fully understanding and evaluating our reported financial results, as they require management’s most difficult, subjective or complex judgments. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our board of directors.

Revenue Recognition

Our net revenue consists primarily of (a) administrative fees and (b) other service fee revenue that is comprised of (i) consulting revenues, (ii) subscription implementation and fees from hosting arrangements, (iii) transaction fees and (iv) software-related fees.

In accordance with Staff Accounting Bulletin No. 104 Revenue Recognition, we recognize revenue when (a) there is a persuasive evidence of an arrangement, (b) the fee is fixed or determinable, (c) services have been rendered and payment has been contractually earned, and (d) collectibility is reasonably assured.

Subscription and Implementation Fees

We apply the revenue recognition guidance prescribed in EITF 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, for our hosted solutions. We provide subscription-based revenue cycle and spend management services through software tools accessed by our customers while the data is hosted and maintained on our servers. In many arrangements, customers are charged set-up fees for implementation and monthly subscription fees for access to these web-based hosted services. Implementation fees are typically billed at the beginning of the arrangement and recognized as revenue over the greater of the subscription period or the estimated customer relationship period. We estimate the customer relationship period based on historical customer retention rates. We currently estimate our customer relationship period to be between four and five years for our hosted services. Revenue from monthly hosting arrangements is recognized on a subscription basis over the period in which the customer uses the service. Contract subscription periods typically range from three to five years from execution.

Our estimated customer relationship period may change due to the changing attrition rates of our customers. We recently increased our estimate of the customer relationship period for our Net Revenue System service customers from three to four years. This change in estimate defers revenue over a longer period.

Software Related Fees

We license certain revenue cycle decision support software products. Software revenues are derived from three primary sources: (i) software licenses, (ii) software support, and (iii) services, which include consulting, product services and training programs. We recognize revenue for our software arrangements under the guidance of Statement of Position 97-2, Software Revenue Recognition. We evaluate vendor-specific objective evidence, or VSOE, of fair value based on the price charged when the same element is sold separately. In many of our multi-element software arrangements we are unable to establish VSOE for certain of our deliverables. The majority of our software licenses are for a term of one year which results in undeterminable VSOE.

In arrangements where VSOE cannot be determined for the separate elements of the arrangement, the entire arrangement fees are recognized ratably over the period in which the services are expected to be performed or over the software support period, whichever is longer, beginning with the delivery and acceptance of the software, provided all other revenue recognition criteria are met.

As a result, we are required to make assumptions regarding the implementation period of each particular arrangement in order to determine the appropriate period to recognize revenue. We evaluate the expected implementation period in which services are expected to be performed based on historical trends and current customer specific criteria. Our actual implementation periods may differ from our estimates. In the event we have to adjust our estimate, we would record a cumulative adjustment in the period in which the estimate is changed.

Goodwill and Intangible Assets

We evaluate goodwill and other intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. We complete our impairment evaluation by performing valuation analyses, in accordance with SFAS 142, Goodwill and Other Intangible Assets.

We determine fair value using an estimated discounted cash flow analysis. This analysis contains uncertainties because it requires us to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies to determine estimated future cash flows and an appropriate discount rate. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations.

Our estimates of future cash flow used in these valuations could differ from actual results. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

Acquisitions — Purchase Price Allocation

In accordance with accounting for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill.

Our purchase price allocation methodology requires us to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. We estimate the fair value of assets and liabilities based upon appraised market values, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Management determines the fair value of fixed assets and identifiable intangible assets such as developed technology or customer relationships, and any other significant assets or liabilities. We adjust the purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies, and result in an impairment or a new allocation of purchase price.

Allowance for Doubtful Accounts

In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific client’s ability to meet its financial obligations to us, such as whether a customer declares bankruptcy. Other factors include the length of time the receivables are past due and historical collection experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from clients. If circumstances related to specific clients change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the consolidated financial statements.

We have not made any material changes in the accounting methodology used to estimate the allowance for doubtful accounts. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to determine the allowance. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses.

Income Taxes

We regularly review our deferred tax assets for recoverability and establish a valuation allowance, as needed, based upon historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and the implementation of tax-planning strategies. Our tax valuation allowance requires us to make assumptions and apply judgment regarding the forecasted amount and timing of future taxable income.

We estimate the company’s effective tax rate based upon the known rates and estimated apportionment. This rate is determined based upon location of company personnel, location of company assets and determination of sales on a jurisdictional basis. We currently file returns in approximately 80 jurisdictions.

We recognize excess tax benefits associated with the exercise of stock options directly to stockholders’ equity when realized. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes. If tax law does not specify the ordering in a particular circumstance, then a pro-rata approach is used.

Effective January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

Upon adoption of FIN No. 48, our policy is to include interest and penalties in our provision for income taxes. The tax years 1999 through 2006 remain open to examination by federal and certain state taxing jurisdictions to which we are subject.

Each quarter we assess our uncertain tax positions and adjust our reserve accordingly based on the most recent facts and circumstances. If there is a significant change in the underlying facts and circumstances or applicable tax law modifications, we may be exposed to additional benefits or expense. See Note 11 of our consolidated financial statements for the impact of uncertain tax positions in 2007.

Share-Based Compensation

We have a share-based compensation plan, which includes non-qualified stock options and non-vested share awards. See Note 1, Summary of Significant Accounting Policies, and Note 10, Stock Options, to the Notes to Consolidated Financial Statements for a complete discussion of our share-based compensation programs.

Effective January 1, 2006, we adopted SFAS No. 123(R). Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS No. 123(R) with a prospective application which provides for certain changes to the method for estimating the value of share-based compensation. The valuation provisions of SFAS No. 123(R) apply to new awards and to awards that are outstanding on the effective date, which are subsequently modified or cancelled. Under the prospective application method, prior periods are not revised for comparative purposes.

Prior to January 1, 2006, we accounted for stock-based awards to employees using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value method, compensation expense is measured on the date of grant as the difference between the deemed fair value of our common stock and the option exercise price multiplied by the number of options granted. Generally, we grant stock options with exercise prices equal to or above the estimated fair value of our common stock.

Prior to our Initial Public Offering, valuing our share price as a privately held company was complex. We believe that we have used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, in assessing and determining the fair value of our common stock for financial reporting purposes. The fair value of our common stock was determined through periodic valuations. We have performed valuations of our common stock at least annually since 2004 and more frequently as changes in business events dictate; for example, an acquisition or change in capital structure.

Our stock valuations used a combination of the market-comparable approach and the income approach to estimate the aggregate enterprise value of our company at each valuation date. The market-comparable approach estimates the fair value of a company by applying to that company market multiples of publicly traded firms in similar lines of business. The income approach involves applying appropriate risk-adjusted discount rates to estimated debt-free cash flows, based on forecasted revenue and costs. The projections used in connection with these valuations were based on our expected operating performance over the forecast period.

The implied aggregate enterprise value was then allocated to the shares of preferred and common stock using an option-pricing method at each valuation date. The models incorporate the following additional significant factors and assumptions:

•	the nature and history of our business;

•	our historical operating and financial results;

•	our capital structure;

•	general market data that may affect the valuation;

•	our financial and operating projections including revenues, operating margins (e.g. earnings before interest and taxes), cash flows, working capital investments and capital expenditures;

•	identification of publicly traded companies considered to be market comparable companies (including the use of their related EBITDA multiples);

•	the relative weighting of the income and market approaches in determining our business enterprise value;

•	the likelihood and timing of a liquidity event such as an initial public offering or a sale of the Company;

•	accrued liquidation preferences for preferred stock;

•	the specific terms and conditions of each class of security in our capital structure; and

•	estimation of the appropriate cost of capital as of each valuation date.

There was a high degree of subjectivity involved in using option-pricing models and there was no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates resulting from these valuation models, nor was there a means to compare and adjust the estimates to actual values. The resulting value may not have been indicative of the fair value observed in a market transaction between a willing buyer and willing seller. However, we believe this to have been a reasonable approach to estimating the fair value of our stock for those periods along with our analyses of comparable companies in our industry. Determining the fair value of our stock required making complex and subjective judgments and there is inherent uncertainty in our estimate of fair value.

Generally accepted valuation techniques required management to make assumptions and to apply judgment to determine the fair value of our common stock. These assumptions and judgments included estimating discounted cash flows of forecasts and projections. Option-pricing models and generally accepted valuation techniques also required management to make assumptions and to apply judgment to determine the fair value of our common stock and stock option awards. These assumptions and judgments included estimating volatility of our stock price, expected dividend yield, future employee turnover rates and forfeiture rates, and future employee stock option exercise behaviors. Changes in these assumptions would have materially affected the fair value estimate.

Estimating the volatility of the share price of a privately held company was complex because there was no readily available market for the shares. Estimated volatility of our stock was based on available information on the volatility of stocks of comparable publicly traded companies. Beginning with our December 31, 2005 valuation, we discontinued the use of discounts related to marketability or minority interest ownership, based on assumptions regarding the anticipated timing of a potential liquidity event, such as an Initial Public Offering or sale. We have not granted any share-based payments subsequent to our initial public offering through December 31, 2007.

For grants following the Initial Public Offering, we will utilize market-based share prices of our common stock in the Black-Scholes option pricing model to calculate fair value of our common stock option awards. This valuation technique will continue to involve highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and estimated forfeitures. The assumptions used in calculating the fair value of share-based payment awards will continue to represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation could be materially different in the future.

Liquidity and Capital Resources

Our primary cash requirements are for working capital, borrowing obligations and capital expenditures. Our capital expenditures typically consist of software capitalization and computer hardware purchases. Historically, the acquisition of complementary businesses has also been a significant use of cash. Our principal sources of funds have primarily been cash provided by operating activities and borrowings under our credit facilities.

As of December 31, 2007, we had the following sources of cash available to fund our ongoing operations:

•	cash and cash equivalents of $137.0 million; and

•	$109.0 million of available capacity under our revolving loan facility, which is discussed further below.

On December 18, 2007 we closed on the Initial Public Offering of our common stock and received $216.6 million in net proceeds. We used $120.0 million of the net proceeds to partially repay the outstanding balance of our credit facility with various financial institutions on the same date. We expect to use the remaining net proceeds for paying down outstanding debt, capital expenditures, working capital and other general corporate purposes. We may also use a portion of our net proceeds to fund acquisitions of complementary businesses, products or technologies or to fund expansion of our operations facilities. As of December 31, 2007, we had a cash balance of approximately $137.0 million which we held deposited in various money market funds that bore interest at average 30-day yields ranging from 3.7% to 4.7%.

Management believes we currently have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next 12 months. However, we have a history of pursuing acquisitions or investments, as a method to expand our customer value proposition, in complementary businesses or technologies, and we may continue to pursue acquisitions or investments in the future. Additionally, cash provided by operating activities could be less than expected. In either case, we may need to raise additional funds. We may also increase our capital expenditures consistent with our anticipated growth in infrastructure and personnel, and as we expand our market presence. Accordingly, we may need to engage in private or public equity or debt financings to secure additional funds. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain required financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be limited.

Credit Agreement

We are party to a credit agreement, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, BNP Paribas, as Syndication Agent, CIT Healthcare LLC, as Documentation Agent,

and the other lenders party thereto, or the Lenders, as amended. The agreement provides for a (i) term loan facility and (ii) a revolving loan facility with a $110.0 million aggregate loan commitment amount available, including a $10.0 million sub-facility for letters of credit and a $10.0 million swingline facility. We utilize the term loan facility and revolving credit facility for working capital and other general corporate purposes.

As of December 31, 2007, (i) $197.5 million was outstanding under the term loan facility and (ii) no amounts were outstanding under the revolving credit facility (without giving effect to $1.0 million of outstanding but undrawn letters of credit on such date).

Borrowings under the Credit Agreement bear interest, at our option, equal to the Eurodollar Rate for a Eurodollar Rate Loan (as defined in the Credit Agreement), or the Base Rate for a Base Rate Loan (as defined in the Credit Agreement), plus an applicable margin. The applicable margin for Eurodollar Rate term loans and Base Rate term loans is 2.50% and 1.50%, respectively. The applicable margin for revolving loans is adjusted quarterly based upon our Consolidated Leverage Ratio (as defined in the credit agreement). The applicable margin ranges from 1.50% to 2.50% in the case of Eurodollar Rate Loans and 0.50% to 1.50% in the case of Base Rate Loans. Under the revolving loan facility we also pay a quarterly commitment fee on the undrawn portion of the revolving loan facility ranging from 0.200% to 0.375% based on the same Consolidated Leverage ratio and a quarterly fee equal to the applicable margin for Eurodollar Rate Loans on the aggregate amount of outstanding letters of credit.

The term loan facility matures on October 23, 2013 and the revolving loan facility matures on October 23, 2011. We are required to make quarterly principal amortization payments of approximately $0.5 million on the term loan facility. Such required quarterly principal payments were reduced from $0.8 million after partially prepaying our term loan using proceeds from our Initial Public Offering. No principal payments are due on the revolving loan facility until the revolving facility maturity date.

In addition, our credit agreement contains financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities. For example, our credit agreement includes covenants restricting, among other things, our ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments. Our credit agreement also includes financial covenants including requirements that we maintain compliance with a consolidated leverage ratio and a consolidated fixed charges coverage ratio. In addition, our loans and other obligations under the credit agreement are guaranteed, subject to specified limitations, by our present and future direct and indirect domestic subsidiaries. As of December 31, 2007, we were not in default of any restrictive or financial covenants or ratios under our credit agreement.

Use of Non-GAAP Financial Measures

A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. We define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.

We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization, income (loss) from discontinued operations and other non-recurring, non-cash or non-operating items. We use Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our GAAP results and the following reconciliation, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA assists our board of directors, management and investors in comparing our operating performance on a consistent basis because they remove the impact of our capital structure (primarily interest charges and amortization of debt issuance costs), asset base (primarily depreciation and amortization) and items outside the control of our management team (taxes), as well as other non-cash (impairment of intangibles, purchase accounting adjustments, share-

based compensation expense and imputed rental income) and non-recurring (litigation expenses and failed acquisition charges) items, from our operations.

Our board of directors and management use Adjusted EBITDA as one of the primary measures for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations. Adjusted EBITDA is also used as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees generally. See our discussion in the “Compensation, Discussion and Analysis” section of this Annual Report on Form 10-K for additional discussion and applicability to our named executive officers. Adjusted EBITDA, or a similar non-GAAP measure, is also used by research analysts, investment bankers and lenders to assess our operating performance. For example, our credit agreement requires delivery of compliance reports certifying compliance with financial covenants certain of which are, in part, based on an adjusted EBITDA measurement that is similar to the Adjusted EBITDA measurement reviewed by our senior management and our board of directors. The principal difference is that the measurement of adjusted EBITDA considered by our lenders under our credit agreement allows for certain adjustments (e.g., inclusion of interest income, franchise taxes and other non-cash expenses, offset by the deduction of our capitalized lease payments for one of our office leases) that result in a higher adjusted EBITDA than the Adjusted EBITDA measure reviewed by our board of directors and management and disclosed in this Annual Report on Form 10-K. Our credit agreement also contains provisions that utilize other measures, such as excess cash flow, to measure liquidity.

Despite the importance of this measure in analyzing our business, determining compliance with certain financial covenants in our credit agreement, measuring and determining incentive compensation and evaluating our operating performance relative to our competitors, as well as the use of adjusted EBITDA measures by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA as disclosed in this Annual Report on Form 10-K has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP; nor is Adjusted EBITDA intended to be a measure of liquidity or free cash flow for our discretionary use. Some of these limitations of EBITDA are:

•	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

•	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	EBITDA does not reflect the interest expense, or the cash requirements to service interest or principal payments under our credit agreement;

•	EBITDA does not reflect income tax payments we are required to make; and

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized often will have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.

Adjusted EBITDA has all the inherent limitations of EBITDA.

To properly and prudently evaluate our business, we encourage you to review the GAAP financial statements included elsewhere in this Annual Report on Form 10-K, and not rely on any single financial measure to evaluate our business. We also strongly urge you to review the reconciliation of net income to Adjusted EBITDA, along with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We also strongly urge you to not rely on any single financial measure to evaluate our business. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this Annual Report on Form 10-K, may differ from and may not be comparable to similarly titled measures used by other companies.

The following table sets forth a reconciliation of Adjusted EBITDA to net income, a comparable GAAP-based measure. All of the items included in the reconciliation from net income to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation and amortization, impairment of intangibles and share-based compensation expense) or (ii) items that management does not consider in assessing our on-going operating performance (e.g., income taxes and interest expense). In the case of the non-cash items, management believes that investors can better assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other non-recurring items, management believes that investors can better assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Fiscal Year Ended December 31,
	2005	2006	2007
		(In thousands)

Net income	$16,465	$8,843	$6,296
Depreciation	3,257	4,822	7,115
Amortization of intangibles	7,780	11,738	15,778
Amortization of intangibles (included in cost of revenue)	47	745	1,145
Interest expense, net of interest income(1)	6,279	9,545	18,213
Income tax (benefit)	(10,517)	(8,860)	4,516

EBITDA	23,311	26,833	53,063
Impairment of intangibles(2)	368	4,522	1,204
Share-based compensation expense(3)	423	3,257	5,611
Debt issuance cost extinguishment(4)	1,924	2,158	—
Rental income from capitalized building lease(5)	(438)	(438)	(438)
Litigation expenses(6)	5,698	8,629	—
Avega & XactiMed purchase accounting adjustments(7)	—	4,906	1,131
Failed acquisition charges(8)	—	886	—

Adjusted EBITDA	$31,286	$50,753	$60,571

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our consolidated statement of operations.

(2)	Impairment of intangibles primarily relates to the write-off of in-process research and development assets of Avega in 2006 and XactiMed in 2007 at the time of acquisition. In 2005, impairment of intangibles primarily relates to software impairment.

(3)	Represents non-cash share-based compensation to both employees and directors. The significant increase in 2006 and 2007 is due to the adoption of SFAS No. 123(R). We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(4)	These charges were incurred to expense unamortized debt issuance costs upon refinancing our credit facilities. We believe this expense relating to our financing and investing activities does not relate to our continuing operating performance.

(5)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See Note 6 to our Consolidated Financial Statements for further discussion of this rental income.

(6)	These legal expenses relate to litigation that was brought against one of our subsidiaries and settled in May 2006. This litigation, and associated litigation expense, is considered by management to be non-recurring as it relates to isolated litigation outside the ordinary course of business.

(7)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances to fair value at each acquisition date. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of the changes in underlying results of operations.

(8)	These charges reflect due diligence and acquisition expenses related to an acquisition that did not occur. We consider these charges to be non-recurring expenses that are not representative to underlying results of operations.

Cash Flow

As of December 31, 2007, 2006, and 2005, we had cash and cash equivalents totaling $137.0 million, $23.5 million and $68.3 million, respectively. We also had restricted cash of $3.6 million on December 31, 2005 that was restricted pursuant to our credit agreement dated July 7, 2005.

Our cash provided by operations is generally driven by cash receipts generated by our customers offset by cash paid for the operating expenses of providing services and products to our customers. If we continue to grow our revenues while maintaining a more modest growth rate in operating expenses, we expect cash provided by operations to continue to grow from period to period.

We have not historically utilized borrowings available under our credit agreement to fund operations. From time to time, we may observe fluctuations in cash flows provided by operations from period to period due to unforeseen factors. These factors may include:

•	changes in working capital from the inconsistent timing of cash receipts and payments for items such as accounts receivable collections, accounts payable payments, revenue share obligation payments, incentive compensation, changes in deferred revenue, and other various items;

•	unforeseeable events or transactions, such as the litigation that we settled in May 2006;

•	increased expenses for major recurring items, such as revenue share obligation payments and annual bonus payments; and

•	incremental net cash flows from operations of acquired businesses.

Cash provided by operations for the fiscal year ended December 31, 2007 was $41.6 million, and primarily includes net income before non-cash charges, including share-based compensation expense of $5.6 million and an IPR&D impairment charge of $1.2 million from the acquisition of XactiMed. Cash provided by operations during the period was primarily driven by net collections from customers and an increase in accrued revenue share obligations and rebates. Accrued revenue share obligations and rebates typically increase at the end of our fiscal year as we remit a significant amount of revenue share obligations to customers in the first and third quarters of each year. The $15.5 million increase in cash provided by operations from the $26.1 million provided in 2006 is mainly attributable to significant revenue increases driven from sales to new and existing customers and cash provided by the operations of our recently acquired businesses.

Cash provided by operations for the fiscal year ended December 31, 2006 was $26.1 million, a decrease of $2.5 million from cash provided by operations of $28.6 million for the fiscal year ended December 31, 2005. This decrease is principally the result of a $2.9 million increase in litigation expense in 2006 compared to 2005.

We believe that cash used in investing activities will continue to be materially impacted by future acquisitions, continued growth in investments in property and equipment, and capitalized software. Our property and equipment investments consist primarily of technology infrastructure to provide capacity for expansion of our customer base, including computers and related equipment. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality, primarily supporting our ASP-based application platforms.

Cash used in investing activities for the fiscal year ended December 31, 2007 was $107.7 million, and primarily relates to cash used in the acquisitions of MD-X and XactiMed of $70.8 million and $20.2 million, net of cash acquired, respectively. It also includes capital expenditures for operational growth and capitalization of software development costs.

Cash used in investing activities for the fiscal year ended December 31, 2006 was $89.3 million, an increase of $78.0 million from cash used in investing activities of $11.3 million for the fiscal year ended December 31, 2005. This increase was primarily the result of the acquisitions completed in 2006, including the acquisitions of Avega, SSH and D&I, and increased capital expenditures necessitated by operational growth.

Cash provided by financing activities for the fiscal year ended December 31, 2007 was $179.5 million. This includes the proceeds from the July 2007 Financing, as well as $10.2 million of borrowing under our revolving credit facility in May 2007, and proceeds from the Initial Public Offering, partially offset by a $70 million payment of the 2007 Dividend and the partial prepayment of indebtedness. The debt proceeds from the 2007 Financing were primarily used to finance the acquisition of MD-X and to fund the 2007 Dividend. The balance of the proceeds from the 2007 Financing was used to repay $10.2 million of borrowings drawn under the revolving credit facility and to finance the acquisition of XactiMed. We received $216.6 million in net proceeds from our Initial Public Offering of common stock and subsequently used $120.0 million of the proceeds to pay down indebtedness. We also made $2.5 million of quarterly principal payments on our term loan as required under our credit agreement, and we incurred $1.6 million in costs related to the issuance of additional senior term debt.

Cash provided by financing activities for the year ended December 31, 2006 was $18.3 million, a decrease of $4.6 million from cash provided by financing activities of $22.9 million for the year ended December 31, 2005. In each period, we refinanced our credit facility with net proceeds, after repayment of the prior credit facility, of $79.8 million in 2006 and $31.2 million in 2005. In 2006, however, $70 million of the proceeds from the refinancing were used to fund a special dividend to our stockholders. Cash provided by common stock option exercises increased by $3.0 million in 2006 as compared to 2005, primarily due to increases in common stock option exercises. Our cash and cash equivalents totaled $68.3 million on December 31, 2005.

Summary Disclosure Concerning Contractual Obligations and Commercial Commitments

We have contractual obligations under our credit agreement and a capital lease finance obligation. In addition, we maintain operating leases for certain facilities and office equipment. The following table summarizes our long-term contractual obligations as of December 31, 2007:

		Payments Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands of dollars)

Bank credit facility(1)	$197,548	$1,993	$3,986	$3,986	$187,583
Operating leases(2)	31,996	5,543	9,471	9,185	7,797
Finance obligation(3)	10,138	128	319	412	9,279
Other liabilities(4)	1,575	414	903	258	—
FIN No. 48 liability(5)	1,018	—	—	—	1,018

	$242,275	$8,078	$14,679	$13,841	$205,677

(1)	Interest payments on our credit facility are not included in the above table. Indebtedness under our credit facility bears interest at an annual rate of LIBOR plus an applicable margin. The interest rate at December 31, 2007 was an effective rate of 7.39%. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our borrowings.

(2)	Relates to certain office space and office equipment under operating leases. Amounts represent future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year or more. See Note 7 of the Notes to Consolidated Financial Statements for more information.

(3)	Represents a capital lease obligation incurred in a sale and subsequent leaseback transaction of an office building in August 2003. The transaction did not qualify for sale and leaseback treatment under SFAS No. 98. The amounts represent the net present value of the obligation. In July 2007, we extended the terms of our office building lease agreement by an additional four years through July 2017, which increased our total finance obligation by $1.1 million. See Note 6 of the Notes to Consolidated Financial Statements under the subheading “Finance Obligations” for additional information regarding this transaction and the related obligation.

(4)	Aggregation of several note payable balances associated with certain fixed asset purchases and other purchase commitments.

(5)	Effective January 1, 2007, we adopted FIN No. 48. The above amount relates to management’s estimate of uncertain tax positions. As a result of our net operating loss carryforwards, or NOLs, we have several tax periods with open statutes of limitations that will remain open until our NOLs are utilized. As such, we cannot predict the precise timing that this liability will be applied or utilized. Additionally the liability may increase or decrease if management’s estimate of uncertain tax positions changes when new information arises or changes in circumstances occur.

Subsequent leases:  In February 2008, we extended the lease for a subsidiary office building in Bridgeton, Missouri through June 30, 2013. The anticipated total commitment under this lease is $2.9 million, including $0.5 million in 2008, $1.0 million in the 2009 to 2010 period, and $1.1 million in the 2011 to 2012 period.

Indemnification of product users:  We provide a limited indemnification to users of our products against any patent, copyright, or trade secret claims brought against them. The duration of the indemnifications vary based upon the life of the specific individual agreements. We have not had a material indemnification claim, and we do not believe we will have a material claim in the future. As such, we have not recorded any liability for these indemnification obligations in our financial statements.

Acquisition contingent consideration:  Two of our recent acquisitions (Med-Data and D&I) have provisions in the respective asset purchase agreements requiring additional consideration to be paid to the former owners of the acquired assets based upon the achievement of certain performance measurements. The respective performance measures have not been achieved to date. The Med-Data contingency period ended June 30, 2007, and on September 25, 2007, we provided notice to the former owner of the Med-Data business indicating that we do not believe any additional payment is due. The former owner has disputed our calculation of the performance measures, alleged that we failed to fulfill our contractual obligations with respect to the earn-out, and filed a complaint in federal court with respect to these matters on November 30, 2007. On March 21, 2008 we filed an answer, denying the Plaintiffs’ allegations; and also filed a counterclaim, alleging that the Plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. We cannot estimate a probable outcome of the litigation at this time. The maximum potential earn-out is $4 million.

The D&I contingency period extends through December 31, 2008 and has a maximum potential earn-out of $10 million. We currently estimate the range to be potential earn-out if the D&I performance measures are achieved of approximately zero to $3 million. As of December 31, 2006 or 2007, we have not recorded a liability or an asset related to these acquisition contingencies in our balance sheets.

Off-Balance Sheet Arrangements

We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the sale and subsequent leaseback of a building. The sale and leaseback are described in Note 6 of the Notes to Consolidated Financial Statements under the heading “Finance Obligation.” We do not believe that this letter of credit will be drawn.

As of December 31, 2007, 2006 and 2005, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Related Party Transactions

For a discussion of these and other transactions with certain related parties, see Item 13 “Certain Relationships and Related Transactions.”

New Accounting Pronouncements

How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement

In June 2006, the Emerging Issues Task Force, or the EITF, reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation), or EITF No. 06-03. EITF No. 06-03 provides that the presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs of revenues) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed in accordance with Accounting Principles Board, or APB, Opinion No. 22, Disclosure of Accounting Policies. EITF No. 06-03 became effective in our first fiscal quarter of 2007. We currently record such taxes on a net basis. The adoption of EITF No. 06-03 did not have a significant impact on our financial position, results of operation or cash flows.

Accounting for Uncertainty in Income Taxes

We adopted the provisions of FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006.

As a result of the implementation of FIN 48, we recognized a cumulative-effect adjustment by reducing the January 1, 2007 balance of retained earnings by approximately $1.3 million, increasing its liability for unrecognized tax benefits, interest, and penalties by $314,000, and reducing non-current deferred tax assets by $1.0 million. Included in our unrecognized tax benefits are $769,000 of uncertain tax positions that would impact our effective tax rate if recognized. We do not expect any significant increases or decreases to our unrecognized tax benefits within 12 months of this reporting date.

Upon the adoption of FIN 48, we have elected an accounting policy to also classify accrued penalties and interest related to unrecognized tax benefits in our income tax provision. Previously, our policy was to classify penalties and interest as operating expenses in arriving at pre-tax income. At January 1, 2007, we accrued $197,000 for the potential payment of interest and penalties. See Note 11 to our consolidated financial statements for a discussion on the impact of changes occurring in 2007.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. All valuation adjustments will be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which SFAS 157 is initially applied. In December 2007, the FASB provided a one year deferral of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. We will adopt SFAS 157 on January 1, 2008, for our financial assets and liabilities, which primarily consist of derivatives we record in accordance with SFAS 133, and on January 1, 2009, for our non-financial assets and liabilities. For our financial assets and liabilities, we expect that our adoption of SFAS 157 primarily impacts our disclosures and does not have a material impact on our consolidated results of operations, cash flows and financial position. We are currently evaluating the impact with respect to our non-financial assets and liabilities.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS No. 159, which permits all entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The election to measure eligible instruments at fair value can be done on an instrument-by-instrument basis, is irrevocable and can only be applied to the entire instrument. Changes in fair value for subsequent measurements will be recognized as unrealized gains or losses in earnings at each subsequent reporting date. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk.  Certain of our contracts are denominated in Canadian dollars. As the Canadian dollar has not historically fluctuated significantly in relation to the U.S. dollar and our Canadian sales have not historically been significant to our operations, we do not believe that changes in the Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations we may increase the amount of our sales to foreign customers. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether a forward currency hedge instrument would be warranted. On August 2, 2007, we entered into a series of forward contracts to fix the Canadian dollar-to-U.S. dollar exchange rates on a Canadian customer contract. We designated this total hedge as effective and recorded the fair value of this instrument as a liability of $251,000 ($155,000 net of tax) on our balance sheet as of December 31, 2007. Other than another Canadian dollar contract that we did not elect to hedge, we currently do not transact in any currency other than the U.S. dollar.

Interest rate risk.  We had outstanding borrowings on our term loan of $170.0 million and $197.5 million as of December 31, 2006 and 2007, respectively. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin. We have an interest rate swap put in place November 2006 with a current notional amount of $80.0 million which effectively converts a portion of the notional amount of the variable rate term loan to a fixed rate debt. The interest rate swap does not hedge the applicable margin that the counterparty charges in addition to LIBOR (2.50% as of December 31, 2006 and 2007). We pay an effective fixed rate of 4.98% on the notional amount outstanding, before applying the applicable margin. The interest rate swap qualifies as a highly effective cash flow hedge under SFAS No. 133. As such, the fair market value of the derivative is recorded on our consolidated balance sheet as of December 31, 2006 and 2007. The interest rate swap matures on December 31, 2009. As of December 31, 2006 and 2007, the interest rate swap had a market value of approximately $91,000 ($56,000 net of tax) and ($1,824,000) (($1,167,000) net of tax), respectively. The asset is included in other long-term assets in the accompanying consolidated balance sheet as of December 31, 2006 and the liability is recorded in the accompanying balance sheet as of December 31, 2007. The unrealized gain (loss) is recorded in other comprehensive income, net of tax, in the consolidated statement of stockholders’ deficit. A hypothetical 1% increase or decrease in LIBOR would have resulted in an approximate $0.8 million and $0.4 million charge to our interest expense for the fiscal years ended December 31, 2006 and 2007, respectively.

On July 2, 2007, we amended our existing credit agreement and added $150 million in additional senior term debt under the 2007 Financing. The terms of the new term debt were substantially identical to the October 2006 term loan facility. The terms of the loan are similar to that of the existing senior secured loan, and the loan is treated as senior for purposes of meeting certain financial covenants of the amended credit agreement. Interest payments are calculated at either LIBOR or Prime rate plus an applicable margin. Principal reduction payments began on September 30, 2007 with 0.25% amortizing quarterly with the remaining balance due on the maturity date. We entered into an additional interest rate swap with a notional amount of $75 million which effectively converts a portion of the notional amount of the variable rate term loan to a fixed rate debt. The interest rate swap does not hedge the applicable margin that the counterparty charges in addition to LIBOR. We pay an effective fixed rate of 5.36% on the notional amount outstanding, before applying the applicable interest rate margin. The interest rate swap qualifies as a highly effective cash flow hedge under SFAS No. 133. As such, we recorded the fair market value of the derivative instrument on our consolidated balance sheet as a liability and the unrealized loss is recorded in other comprehensive income, net of tax, in our consolidated statement of stockholders’ deficit. As of December 31, 2007, the interest rate swap had a market value of approximately ($2,598,000) (($1,613,000) net of tax). If we assess any portion of our instruments to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship regarding the potential utilization of certain controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on such evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Effective October 1, 2007, the Company changed its third party payroll provider. This change requires that we evaluate our process and internal controls in this area.

ITEM 9B.	OTHER INFORMATION

Board of Directors Compensation Plan

In 2007, the compensation committee engaged Pearl Meyer & Partners to evaluate board compensation and recommend a new program for implementation after the Initial Public Offering. Taking into account the recommendations of the Pearl Meyer study, the Board approved, on October 10, 2007, a new three-year compensation program beginning in April, 2008. Under the new program members of the Board, including any executive officers who sit on the board, will receive annual compensation for their services in an amount beginning at $30,000 for 2008 (pro-rated for three quarters to $22,500), increasing to $60,000 for 2009 and to $90,000 for 2010. The plan also provides certain directors with additional compensation for service on board committees, as follows:

•	audit committee — $10,000 per year ($15,000 for the chairperson)

•	compensation committee — $5,000 per year ($10,000 for the chairperson)

•	governance and nominating committee — $5,000 per year ($7,500 for the chairperson)

On March 20, 2008, the Board approved the following amendments to the plan: compensation would be payable in shares of common stock granted during the Company’s first quarter equity grant window of each year, beginning in 2009, for service during that year; pro-rated compensation for 2008 will be paid in April, 2008; each director will have the right to elect to receive his or her compensation in stock options instead of shares, in which event the number of options would be determined using the Black-Scholes valuation method; the value of the stock will be calculated based on a trailing five day average just prior to issuance of the stock; the shares will be restricted for a period of twelve months beginning on the date of grant; similarly, stock options would have a twelve-month vesting period.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information concerning our directors and executive officers, including their ages as of December 31, 2007:

Name	Age	Position

John A. Bardis	51	Director (Chairman), President and Chief Executive Officer
Rand A. Ballard(3)	52	Director, Chief Operating Officer and Chief Customer Officer
L. Neil Hunn	35	Senior Vice President and Chief Financial Officer
Jonathan H. Glenn	57	Executive Vice President and Chief Legal and Administrative Officer
Scott E. Gressett	38	Senior Vice President and Chief Accounting Officer
Samantha Trotman Burman(1)	40	Director
Harris Hyman IV(1)	48	Director
Vernon R. Loucks, Jr.	73	Director
Terrence J. Mulligan(2)(3)	62	Director (Vice-Chairman)
Earl H. Norman	70	Director
C.A. Lance Piccolo(2)(3)	67	Director
John C. Rutherford(2)	58	Director
Bruce F. Wesson(1)	65	Director (Vice-Chairman)

(1)	Member of our Audit Committee.

(2)	Member of our Compensation Committee.

(3)	Member of our Governance and Nominating Committee.

John A. Bardis is the founder and has been Chairman, President and Chief Executive Officer of MedAssets, Inc. since its founding in June 1999. From 1978 to 1987 Mr. Bardis held several senior management positions with American Hospital Supply and Baxter International, including those of Vice President of Baxter’s Operating Room Division and General Manager of the Eastern Zone. In 1987, Mr. Bardis joined Kinetic Concepts, Inc. At the time of his departure as President in 1992, Kinetic Concepts was the largest specialty bed and medical equipment rental company in the United States. From 1992 to 1997, Mr. Bardis was President and CEO of TheraTx, Inc., a leading provider of rehabilitation services and operator of skilled nursing and post-acute care facilities. Mr. Bardis graduated with a B.S. in Business from the University of Arizona. He serves on the board of USA wrestling, the national governing body for amateur wrestling, and the Health Careers Foundation. Mr. Bardis has also been named Team Leader of the U.S. Greco-Roman Wrestling Team for the 2008 Beijing Olympics.

Rand A. Ballard has served as our Executive Vice President, Chief Operating Officer and Chief Customer Officer since October 2006. Prior to serving as our Chief Operating Officer, Mr. Ballard served as President of Supply Chain Systems Inc. and led our sales team. Prior to joining MedAssets in November 1999, Mr. Ballard’s most recent experience was as Vice President, Health Systems Supplier Economics and Distribution for Cardinal Healthcare. Mr. Ballard holds an M.B.A. from Pacific Lutheran University with a triple major in finance, operations, and marketing. He was a deans’ list undergraduate at the U.S. Military Academy at West Point and holds a Bachelor of Science degree with concentration in nuclear physics, nuclear engineering, and business law. In addition to his position at MedAssets, Mr. Ballard serves as Chairman of the Board of the Meals on Wheels Association of America Foundation, Chairman Elect of Healthcare Industry Group Purchasing Association (HIGPA), Vice President of Health Careers Foundation, a non-profit organization providing scholarships and low interest loans to non-traditional students pursuing a degree in the healthcare field, and Vice President of Hire Heroes USA, a non-profit organization designed to help veterans find jobs.

L. Neil Hunn has served as our Chief Financial Officer since June 2007. Mr. Hunn joined MedAssets as Vice President of Business Development in October 2001 and was named Senior Vice President of Business Development in 2005. Later, Mr. Hunn served as President, MedAssets Net Revenue Systems. Prior to joining MedAssets, Mr. Hunn worked for CMGI, Inc., the Parthenon Group, and Deloitte Consulting. Mr. Hunn received his M.B.A. from Harvard University in 1998 and graduated summa cum laude from Miami University (Ohio) with degrees in Finance and Accounting.

Jonathan H. Glenn has served as our Chief Legal and Administrative Officer since March 2000. From 1998 until joining MedAssets, Mr. Glenn was a principal of The Vine Group, LLC, a business consulting firm concentrating on healthcare and information technology. From 1994 until March 1997, Mr. Glenn served as Vice President and General Counsel of TheraTx, Inc. Mr. Glenn received his law degree from the University of Virginia School of Law.

Scott E. Gressett has served our Chief Accounting Officer since June 2007. Mr. Gressett joined MedAssets at its founding in 1999 as Vice President of Finance and Corporate Controller and served in such capacity until he was named Senior Vice President of Finance in October 2004. From 1995 until June 1999, Mr. Gressett held Controller positions with companies in the manufacturing and family entertainment industries. In addition, Mr. Gressett has previously worked for Ernst & Young, LLP serving clients in the healthcare and manufacturing industries. Mr. Gressett is a Certified Public Accountant and graduated from Texas A&M University with a degree in Accounting.

Samantha Trotman Burman has served as one of our directors since August 1999 and has served as a member of the audit committee of the board of directors since January 2000. From 1998 to 2003, Mrs. Burman worked as a Principal and then Partner at Parthenon Capital, a Boston-based private equity investment firm. From 1996 to 1998, Mrs. Burman served as Chief Financial Officer of Physicians Quality Care, a physician practice management firm. She served as an Associate at Bain Capital, a private equity investment firm, from 1993 to 1996. Mrs. Burman holds a M. Eng. and B.A. from Cambridge University in England, as well as, an M.B.A. with Distinction from Harvard Business School.

Harris Hyman IV has served as one of our directors and a member of the audit committee of the board of directors since March 2005. From 2003 to 2007, Mr. Hyman served as a General Partner of Grotech Capital Group, a private equity firm where he was responsible for the firm’s healthcare investment activity. Prior to 2003, Mr. Hyman was a Managing Director of Credit Suisse First Boston, where he served as Co-Head of Healthcare Mergers and Acquisitions. Mr. Hyman serves on the board of directors of United BioSource Corporation. Mr. Hyman received a B.S.E. degree, magna cum laude, from Princeton University and an M.B.A. from Harvard Business School.

Vernon R. Loucks, Jr. has served as a director since September 2007. Mr. Loucks is Chairman of the Board of the Aethena Group, LLC, a health care merchant banking firm. Mr. Loucks is the retired chairman of Baxter International Inc., a healthcare company with operations in over 100 countries, where he held the title of chief executive officer from 1980 through 1998 and chairman of the board from 1987 through 1999. Mr. Loucks has also served as CEO of Segway LLC and Senior Fellow of the Yale Corporation and is currently a director of Affymetrix, Inc., Anheuser-Busch Companies, Inc., Edwards Lifesciences Corp., Emerson Electric Co. and Segway LLC. Mr. Loucks holds a bachelor’s degree in history from Yale University, a master’s degree from the Harvard Graduate School of Business Administration and is a veteran of the U.S. Marine Corps.

Terrence J. Mulligan has served as one of our directors since June 1999, and currently serves as Vice-Chairman of MedAssets’ Board of Directors, and Chairman of our senior advisory board. Additionally, he serves as Chairman of the compensation committee and Chairman of the governance and nominating committee. Mr. Mulligan retired in 1996 from Baxter International after serving 26 years with the company where he was Group Vice-President of Health Systems, and prior to that he was Senior Vice-President of Corporate Sales and Marketing. He was a member of the Senior Management Committee and Operating Management Committee at Baxter International. Mr. Mulligan serves on the Board of Visitors of the Henry B. Tippie College of Business, The University of Iowa. Mr. Mulligan holds a B.S.S.E. from The University of Iowa. From 1968 until 1970, he served in the United States Army, stationed in West Germany. As a first lieutenant, he was awarded the Army Commendation Medal for Meritorious Service in Europe.

Earl H. Norman has served as one of our directors since our acquisition of Health Services Corporation of America in May 2001. Mr. Norman began his healthcare career in 1969 with the founding of what eventually became Health Services Corporation of America. In 1990, Mr. Norman founded Health Careers Foundation, an independent not-for-profit public foundation that provides financial assistance to individuals pursuing a healthcare education, and continues to serve as a board member. Mr. Norman has served as the CEO and Board Chairman of Benton Hill Investment Company, a developer of commercial real estate since May 2001 and is the owner of Lorimont Place Ltd., a commercial real estate company in Cape Girardeau, Missouri.

C.A. Lance Piccolo has served as one of our directors since April 2004. Mr. Piccolo is the President and Chief Executive Officer of HealthPic Consultants, Inc., a private consulting company, since September 1996. From August 1992 until September 1996, he was Chairman of the Board and Chief Executive Officer of Caremark International Inc. Mr. Piccolo serves on the board of directors of American TeleCare, Chemtura Corporation, CVS Caremark Corporation, Lake Forest Hospital Foundation, NovaMed, Inc. and Physiotherapy Corporation. He is a member of the Kellogg Graduate School of Management Advisory Board of Northwestern University. Mr. Piccolo holds a Bachelor of Science degree from Boston University.

John C. Rutherford has served as one of our directors and has served as a member of the compensation committee of the board of directors since August 1999. From 1998 to the present, Mr. Rutherford has served as a Managing Partner of Parthenon Capital, a private equity investment firm. From 1991 to 1998, Mr. Rutherford was the Chairman of the Parthenon Group, a consulting firm. A native of Wellington, New Zealand, Mr. Rutherford holds a B.E. (1st Class Honors) degree from the University of Canterbury, an M.S. in Computer Science from the University of Connecticut and an M.B.A. from Harvard Business School.

Bruce F. Wesson has served as one of our directors since June 1999 and currently serves as Vice- Chairman of our board of directors and Chairman of the audit committee of the board of directors. Mr. Wesson has been a Partner of Galen Associates, a healthcare venture firm, and a General Partner of Galen Partners III,

L.P. since January 1991. Prior to his association with Galen, Mr. Wesson served as Senior Vice President and Managing Director in the Corporate Finance Division of Smith Barney, an investment banking firm. He currently is a director for Chemtura Corporation, Derma Sciences, Inc., Acura Pharmaceuticals, Inc., and several privately held companies. Mr. Wesson holds a B.A. from Colgate University and a M.B.A. from Columbia Graduate Business School.

Term of Directors and Composition of Board of Directors; Independent Directors

Our board of directors consists of ten directors. In accordance with the terms of our amended and restated certificate of incorporation, our board of directors is divided into three staggered classes of directors of, as nearly as possible, the same number. At each annual meeting of stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. As a result, a portion of our board of directors will be elected each year.

The division of the three classes and their respective re-election years are as follows:

•	the Class I directors’ term will expire at the annual meeting of stockholders to be held in 2008 (our Class I directors are Messrs. Loucks, Norman, Rutherford and Mrs. Burman);

•	the Class II directors’ term will expire at the annual meeting of stockholders to be held in 2009 (our Class II directors are Messrs. Ballard, Piccolo and Wesson); and

•	the Class III directors’ term will expire at the annual meeting of stockholders to be held in 2010 (our Class III directors are Messrs. Bardis, Hyman and Mulligan).

Our amended and restated certificate of incorporation authorizes our board of directors to fix the number of directors from time to time by a resolution of the majority of our board of directors. Our amended and restated bylaws, which may be amended by our board of directors, provide that the number of directors will be not less than three nor more than 15. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our board of directors into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control.

In general, persons recommended by stockholders will be considered on the same basis as candidates from other sources. If a stockholder wishes to nominate a candidate to be considered for election as a director at the 2008 Annual Meeting of Stockholders, he or she must use the procedures as set forth in our bylaws (see also “Stockholder Communications with the Board of Directors” below.) If a stockholder wishes simply to propose a candidate for consideration as a nominee by the governance and nominating committee, it should submit any pertinent information regarding the candidate to the governance and nominating committee in care of the Company’s Corporate Secretary by mail at: MedAssets, Inc., 100 North Point Center East, Suite 200, Alpharetta, Georgia 30022.

Our board of directors has determined that each of our non-management directors is “independent” as defined under the Exchange Act and Nasdaq Global Select Market rules.

Term of Executive Officers

Each executive officer serves at the discretion of the board of directors and holds office until his successor is elected and qualified or until his earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a governance and nominating committee. Our board may establish other committees from time to time to facilitate the management of our company.

Audit Committee.  Our audit committee oversees a broad range of issues surrounding our accounting and financial reporting processes and audits of our financial statements. Our audit committee (i) assists our board in monitoring the integrity of our financial statements, our compliance with legal and regulatory requirements, our independent auditor’s qualifications and independence and the performance of our internal audit function and independent auditors; (ii) assumes direct responsibility for the appointment, compensation, retention and oversight of the work of any independent registered public accounting firm engaged for the purpose of performing any audit, review or attest services and for dealing directly with any such accounting firm; (iii) provides a medium for consideration of matters relating to any audit issues; and (iv) prepares the audit committee report that the SEC rules require be included in our annual proxy statement or annual report on Form 10-K. The members of our audit committee are Bruce Wesson, Harris Hyman and Samantha Trotman Burman. Mr. Wesson is our audit committee chairman. Mrs. Burman is a financial expert under the SEC rules implementing Section 407 of the Sarbanes-Oxley Act.

Compensation Committee.  Our compensation committee reviews and recommends policy relating to compensation and benefits of our officers and employees, including reviewing and approving corporate goals and objectives relevant to compensation of the Chief Executive Officer and other senior officers, evaluating the performance of these officers in light of those goals and objectives and setting compensation of these officers based on such evaluations. The compensation committee also produces a report on executive officer compensation as required by the SEC to be included in our annual proxy statement or annual report on Form 10-K. The members of our compensation committee are Terrence Mulligan, John Rutherford and Lance Piccolo. Mr. Mulligan is our compensation committee chairman.

Governance and Nominating Committee.  Our governance and nominating committee oversees and assists our board of directors in identifying, reviewing and recommending nominees for election as directors; advises our board of directors with respect to board composition, procedures and committees; recommends directors to serve on each committee; oversees the evaluation of our board of directors and our management; and develops, reviews and recommends corporate governance guidelines. The governance and nominating committee reviews and evaluates, at least annually, the performance of the board and its committees. The members of our governance and nominating committee are Messrs. Mulligan, Piccolo and Rand Ballard. Mr. Mulligan is our governance and nominating committee chairman.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee. In 2007, we did not enter into or materially modify any contractual arrangements with any member of our compensation committee or their affiliates.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and persons who beneficially own more than ten percent of our common stock are required to file reports of ownership and changes in ownership with the SEC under Section 16(a) of the Exchange Act. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon its review of the copies of reports furnished to the Company through the date hereof, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and ten percent stockholders were complied with during the fiscal year ended December 31, 2007 except that Galen Management, L.L.C., a beneficial owner of more than ten percent of the company’s common stock, failed to file a timely Form 3 on December 12, 2007. Galen Management, L.L.C. filed its report on Form 3 on December 17, 2007.

Code of Ethics

We have adopted Standards of Business Conduct, which apply to all of our directors, officers, and employees. Our Standards of Business Conduct are available on our website at www.medassets.com, under

Corporate Governance. Any person may request a copy without charge by writing to us at MedAssets, Inc., 100 North Point Center East, Suite 200, Alpharetta, Georgia 30022. We intend to disclose on our website any amendment to, or waiver from, a provision of our Standards of Business Conduct that applies to directors and executive officers and that is required to be disclosed pursuant to the rules of the SEC.

Stockholder Communication with our Board of Directors

To date, the board of directors has not developed formal processes by which stockholders may communicate directly with directors because it believes that the existing informal process, in which any communication sent to the Board, either generally or in care of the Corporate Secretary, or another corporate officer, is forwarded to all members of the board of directors, has served the stockholders’ needs. In view of recently adopted disclosure requirements by the SEC related to this issue, we may consider development of more specific procedures. Until any other procedures are developed and posted on the Company’s corporate website, any communication to the board of directors should be mailed to the board of directors, in care of the Company’s Corporate Secretary, at the Company’s headquarters in Alpharetta, Georgia. The mailing envelope must contain a clear notation indicating the enclosed letter is a “Stockholder-Board Communication” or “Stockholder-Director Communication”. All such letters must identify the author as a stockholder and clearly state whether the intended recipients are all members of the board of directors or just certain specified individual directors. The Corporate Secretary will forward such communications to the board of directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take appropriate legal action regarding such communication.

Director Compensation

All members of our board of directors will be reimbursed for reasonable expenses and expenses incurred in attending meetings of our board of directors. Historically, directors have been compensated for their service on our board of directors through periodic grants of stock option awards, with the timing and specific number determined by the discretion of the board. On September 10, 2007, each director was granted an award of 20,000 options (with the exception of Mr. Loucks who was awarded 40,000 options on September 17, 2007 as a new board member). All of these options vest in equal installments over the course of 36 months and expire ten years after the grant date. The grant date fair value of each option in these awards was $4.40 for a total grant date fair value of $88,000 for each director ($4.13 and $165,200 for Mr. Loucks) as computed in accordance with SFAS No. 123(R). The table below includes compensation information for our non-management directors for 2007.

2007 Non-Management Director Compensation Table

		All Other
	Option Awards	Compensation	Total	Option Awards
Name of Director	($)(1)	($)	($)	Outstanding(2)

Samantha Trotman Burman	68,065	—	68,065	30,558
Harris Hyman IV	68,065	—	68,065	37,224
Vernon R. Loucks, Jr.(5)	33,611	—	33,611	40,000
Casey Lynch(4)	93,524	—	93,524	—
Terrence J. Mulligan	68,065	3,303 (3)	71,368	46,114
Earl H. Norman	68,065	—	68,065	37,224
C.A. Lance Piccolo	68,065	—	68,065	37,224
John C. Rutherford	68,065	—	68,065	33,337
Bruce F. Wesson	68,065	—	68,065	53,893
L. John Wilkerson(4)	96,480	—	96,480	—

(1)	This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to each non-management director, in 2007 as well as other prior fiscal years, in accordance with SFAS No. 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. There were no actual forfeitures in 2007. These amounts reflect the accounting expense for these stock option awards and do not correspond to the actual value that may be received by the non-management directors. For information on the valuation assumptions utilized with respect to 2007 and prior year stock option grants, refer to Note 10 in our consolidated financial statements for the fiscal year ended December 31, 2007 included elsewhere in this Annual Report on Form 10-K.

(2)	This column contains the aggregate number of stock option awards for each non-management director outstanding (both vested and unvested) as of December 31, 2007.

(3)	This amount represents cash dividends earned in 2007 upon the vesting of restricted shares beneficially owned by Mr. Mulligan through his service on the company’s senior advisory board.

(4)	Dr. Wilkerson is a founder and Managing Director of Galen Partners, a founding investor in the Company. He has served as a director since our founding in June 1999. His contributions to John Bardis, the management team and the board of directors have been invaluable. Dr. Wilkerson resigned from the board of directors on August 20, 2007, as did Casey Lynch, a partner in Parthenon Capital. The compensation committee authorized the immediate vesting of all unvested options held by Messrs. Wilkerson and Lynch at the time of their resignation from the board. All such options were subsequently exercised in 2007.

(5)	Mr. Loucks became a director in September 2007.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy and Objectives

We are committed to prudent financial stewardship. Our compensation philosophy and practices reflect this commitment as we seek to align the interests and incentives of our employees with those of our shareholders through a pay-for-performance compensation program that serves to attract and retain outstanding people. Accordingly, the compensation of each Named Executive Officer, or NEO, is derived from the achievement of Company-wide performance objectives which are determined each year based on our operating budget. The specific measurements upon which compensation in 2007 was based are discussed further below.

We believe compensation plans that are tied to financial performance are the optimum way of providing incentives to each NEO. We believe these goals are linked to performance elements that are within each NEO’s control and reward behaviors which drive long-term stockholder value.

Determination of NEO Compensation

Peer Group Benchmarking

We must compete to recruit and retain each NEO. Accordingly, we benchmark ourselves against published pay survey compensation data and companies with similar characteristics, whom we refer to as the Compensation Peers. In gathering compensation information in 2006, we focused on the Compensation Peers identified below, supplemented by data readily available from published pay surveys, including surveys published by Watson Wyatt, Mercer Human Resource Consulting and other similar data providers. This same benchmarking information was also used for decision making in 2007.

Compensation Peers:

•	Allscripts Healthcare Solutions

•	Altiris, Inc.

•	Ansys, Inc.

•	Ariba, Inc.

•	Blackbaud, Inc.

•	Cerner Corporation

•	Computer Programs & Systems, Inc.

•	Eclipsys, Inc.

•	Epicor Software Corporation

•	Eresearchtechnology, Inc.

•	Express Scripts Inc.

•	HealthExtras, Inc.

•	Healthways, Inc.

•	IDX Systems Corporation

•	Internet Security Systems, Inc.

•	Lawson Software, Inc.

•	Matria Healthcare, Inc.

•	Microstrategy, Inc.

•	NDCHealth Corporation

•	Per-Se Technologies, Inc.

•	Progress Software Corporation

•	Quality Systems, Inc.

•	Sapient Corporation

•	Serena Software, Inc.

•	The Trizetto Group, Inc.

•	United Surgical Partners International

•	Websense, Inc.

•	Wind River Systems, Inc.

The Compensation Peers were selected based on a number of factors, including comparable revenue size ranging between 50% and 200% of our revenue in our most recent fiscal year, companies with business models similar to ours, and other comparable companies. We take into account differences in size, market, market capitalization, earnings and revenue growth, stage of growth, and other attributes when comparing our compensation practices with those of the Compensation Peers.

We consider pay that is within 10% of the market median to be competitive for the purposes of recruiting and retaining qualified executives, although some high-performing executives may command compensation above the median in accordance with our “pay-for-performance” philosophy. Salary benchmarking and alignment are important to our overall compensation program, as each NEO’s annual cash incentive opportunity is denominated as a percent of salary, and is a key component of our compensation strategy to drive stockholder value through each NEO’s performance. Benefits which are generally available to all employees are analyzed annually to ensure we remain competitive.

Role of Compensation Consultants

Data on the compensation practices of the Compensation Peers is gathered from publicly available information. Because these sources traditionally have not included information with respect to target total cash compensation, our compensation committee of the board of directors utilizes a third-party compensation consulting firm, Pearl Meyer & Partners, for this purpose as well as to gather data from the pay survey sources noted above with respect to salary and annual incentive targets.

Role of the Compensation Committee and CEO

Our compensation committee oversees our overall compensation program and practices including the design of our compensation components and the actual compensation paid to each NEO. Typically Mr. Bardis meets with the compensation committee and makes initial compensation recommendations with respect to each

NEO. Mr. Bardis shares with the compensation committee his evaluation of each executive with respect to recent contributions and performance, strengths and weaknesses, as well as career development and succession plans. His recommendations are based, in part, on the compensation benchmark information previously discussed, which is reviewed separately by the compensation committee. The members of the compensation committee are also able to make their own assessments of each NEO’s performance in meetings with the executives at various times during the year. The NEOs are not present at the time the recommendations are made. In each case, the compensation committee takes into account the scope of the NEO’s responsibilities and experience; considers these in the context of compensation paid by the Compensation Peers as well as other companies with which we compete; and approves compensation for each NEO, other than Mr. Bardis. With respect to Mr. Bardis, the compensation committee makes a recommendation to the board of directors, which makes the final determination concerning Mr. Bardis’ compensation.

Compensation Components

Compensation for our NEOs consists of the following elements:

•	Salary;

•	Annual cash incentive opportunities;

•	Equity awards; and

•	Other compensation.

Aggregate compensation for each NEO is designed to be competitive with executives serving in a comparable capacity at the Compensation Peers, as well as to align each NEO’s interests with the interests of our stockholders. We incorporate both short-term performance elements (salary and annual cash-based incentive opportunities) which reward the achievement of desired annual financial performance and long-term performance elements (equity awards) which reward the achievement of sustained long-term financial performance. Various forms of other compensation are also evaluated and incorporated as deemed necessary.

We do not arbitrarily set a fixed weighting to any individual component of compensation, as we believe that aggregate compensation for each NEO must be specifically tailored to meet the competitive characteristics over time applicable to each NEO’s unique role, as well as the performance of the business function or unit for which each NEO is responsible.

Salary

Salaries for our executive officers are defined in employment agreements which are subject to review on an annual basis by the compensation committee. With respect to the salary of Mr. Bardis, the compensation committee makes a recommendation to the board of directors, which makes the final determination. The determination of salaries for NEOs other than Mr. Bardis are based on his recommendations, which are based on information gathered by the compensation committee’s compensation consultants, Pearl Meyer & Partners, as well as data obtained through recent recruitment efforts, if appropriate and applicable, and the internal executive compensation structure to determine both internal and external competitiveness.

The annual salary for Mr. Hunn was increased by the compensation committee from $194,096 to $250,000 following his promotion to Chief Financial Officer in June 2007, and the annual salary for Mr. Gressett was increased by the compensation committee from $161,517 to $200,000 following his promotion to Chief Accounting Officer in June 2007, in each case to reflect such NEO’s added responsibilities as a result of the promotion. The compensation committee made no further adjustments to other NEO salaries in 2007.

Salary earned by each NEO in 2007 is shown in the “2007 Summary Compensation Table” below.

Annual Cash Incentive Opportunities

In 2007, the NEOs participated in our annual cash incentive opportunity program. The starting point is the establishment of a target cash incentive, which is a specific percentage of each NEO’s salary. The target cash incentive is defined in the employment agreement of each of our executive officers and is subject to review on an annual basis by the compensation committee. Target considerations are based on analysis of the practices of the Compensation Peers whereby our cash compensation objective is to pay an amount no less than the 45th percentile and then adjust accordingly based on recent NEO performance.

Mr. Bardis makes target recommendations for each other NEO, although the compensation committee makes the final determination in all cases other than for Mr. Bardis, for whom the board of directors makes the final determination. Each NEO’s target is approved by the compensation committee early in the year, although a change in an NEO’s responsibilities or his extraordinary performance over the course of the year could result in the compensation committee acting to modify his target (i.e. the percentage of salary).

The following chart shows each NEO’s target cash incentive for 2007 (stated as a percentage of salary).

2007 Target
Name of Executive	Cash Incentive
(As a % of salary)

John A. Bardis	60%
L. Neil Hunn(1)	40%
Rand A. Ballard	50%
Jonathan H. Glenn	37%
Scott E. Gressett(1)	35%
Howard W. Deichen(1)	20%

(1)	Mr. Hunn’s 2007 target cash incentive was increased by the compensation committee from 25% to 40% following his promotion to Chief Financial Officer in June 2007. Mr. Gressett’s 2007 target cash incentive was increased by the compensation committee from 25% to 35% following his promotion to Chief Accounting Officer in June 2007. Mr. Deichen’s 2007 target cash incentive was reduced by the compensation committee from 43% to 20% as a result of his change in role and responsibilities in the company.

Each NEO is a member of a larger corporate pool (the “Pool”) and earns his target cash incentive based on the degree to which certain of our annual financial performance objectives, as described below, are achieved (subject to adjustment by the compensation committee).

The Pool is initially funded (in an amount equal to 25% of each person’s target cash incentive) if the Company achieves 87% of the Company’s budgeted consolidated Adjusted EBITDA for the fiscal year. Funding increases on a straight line basis thereafter based on achievement greater than 87% up to 100%. If 100% of the Company’s budgeted consolidated Adjusted EBITDA is achieved, then the Pool is fully funded. If greater than 100% (over-achievement) of the Company’s budgeted consolidated Adjusted EBITDA is achieved, then 10% of any over-achievement amount is eligible for funding to the Pool as determined by the compensation committee.

The compensation committee, in its discretion, may make adjustments to an NEO’s cash incentive payout. Additionally, the compensation committee, in its discretion, may also choose to authorize that additional cash awards be provided to NEOs for outstanding individual performance, which constitutes significant accomplishments achieved in part or in full by the NEO in helping to advance the business. For 2007, as with prior years, individual performance goals and objectives were not formally pre-established and documented for each NEO. Rather, the compensation committee’s review involved obtaining an understanding of the specific significant contributions made by each NEO.

The Company’s actual consolidated Adjusted EBITDA in 2007 was $60,571,000, which was in excess of 87% of the Company’s budgeted consolidated Adjusted EBITDA. As a result of this achievement, the Pool was funded in an amount equal to 34% of each NEO’s target cash incentive. In addition, based on each NEO’s significant accomplishments in 2007, as described below, the compensation committee exercised its discretion and awarded an additional discretionary cash bonus award to each NEO. The actual amount of each NEO’s 2007 bonus is shown in the “2007 Summary Compensation Table” and associated notes below. Each NEO’s specific significant accomplishments considered by the compensation committee in connection with exercising its discretion to pay additional bonus amounts were as follows:

•	Mr. Bardis’ outstanding performance in 2007 was demonstrated by the leadership and direction he provided in the planning and execution of the Initial Public Offering, the 2007 re-financing and integration of the revenue cycle businesses.

•	Mr. Hunn’s outstanding performance in 2007 was demonstrated by the leadership and direction he provided in the planning and execution of the Initial Public Offering, the 2007 re-financing and integration of the revenue cycle businesses.

•	Mr. Ballard’s outstanding performance in 2007 was demonstrated by the leadership and direction he provided in the execution of the Initial Public Offering and the integration of the revenue cycle businesses and sales forces.

•	Mr. Glenn’s outstanding performance in 2007 was demonstrated by the leadership and direction he provided in the planning and execution of the Initial Public Offering and his work with the board and its committees as corporate secretary.

•	Mr. Gressett’s outstanding performance in 2007 was demonstrated by the leadership and direction he provided in the planning and execution of the Initial Public Offering, the 2007 re-financing and integration of the revenue cycle businesses.

•	Mr. Deichen’s outstanding performance in 2007 was demonstrated by the leadership and direction he provided in the planning and execution of the Initial Public Offering and the 2007 re-financing.

Equity Awards

Historically, we have used equity compensation in the form of stock option awards to motivate and reward our NEOs for the achievement of sustained financial performance and the enhancement of stockholder value. Award size and frequency are reviewed annually and are based on competitiveness with the previously defined competitive market as well as each NEO’s demonstrated level of performance over time. In making individual awards, the compensation committee considers the recent performance of each NEO, the value of the NEO’s previous awards and our views on NEO retention and succession planning. Equity awards are granted pursuant to our 2004 Long-Term Incentive Plan, which was originally adopted by our board of directors and approved by stockholders in 2004.

As with cash compensation, Mr. Bardis recommends equity awards for each other NEO to the compensation committee for its consideration. Equity awards typically fall into three categories for NEOs:

•	awards related to the hiring of an executive officer;

•	awards related to individual performance of the executive officer; and

•	awards related to the promotion of an executive officer.

For 2007, as with prior years, individual performance goals and objectives were not formally pre-established and documented for each NEO. Rather, the compensation committee’s consideration involved obtaining an understanding of the historic and recent specific significant contributions made by each NEO along with any NEO promotions which occurred during the period.

Based on the outstanding performance exhibited and including the promotions of certain of our NEOs (as noted below) in 2007, the compensation committee granted stock option awards as detailed in the “2007 Grants of Plan-Based Awards Table” and associated footnotes below. The specific significant accomplishments and promotions taken into consideration by the compensation committee were as follows:

•	Mr. Bardis’ strategic leadership of the executive team culminating in the company’s Initial Public Offering;

•	Mr. Ballard’s role in the integration of the revenue cycle businesses and sales forces;

•	Messrs. Hunn, Glenn and Gressett’s roles in leading the efforts of the Initial Public Offering;

•	Mr. Hunn’s promotion to Chief Financial Officer; and

•	Mr. Gressett’s promotion to Chief Accounting Officer.

See the “Outstanding Equity Awards Table (as of December 31, 2007)” for all outstanding NEO equity award grants.

Other Compensation

Retirement and Other Benefits.  The MedAssets, Inc. Retirement Savings Plan, or the Savings Plan, is a tax-deferred qualified defined contribution retirement savings plan in which the NEOs are eligible to participate along with other employees. The Savings Plan has the following major provisions:

•	contributions are made on a tax-deferred basis;

•	for 2007, participants could contribute up to $15,500 of total compensation if under the age of 50 or $20,500 if age 50 or older;

•	contributions are limited and governed by the Internal Revenue Code of 1986, as amended, or the Code;

•	we matched 100% of the first three percent of a participant’s base pay as contributed by each participant to the Savings Plan; and

•	all participant contributions vest immediately; our matching contribution vests equally over a 5-year period starting with the participant’s date of hire.

We do not have any other deferred compensation or supplemental executive retirement plans.

Perquisites.  We provide various company subsidized perquisites to certain of our NEO’s, which are limited to those perquisites we and the compensation committee believe are reasonable and consistent with our overall compensation philosophy, specifically those which help support our ability to remain competitive and retain the services of our NEOs. The dollar value of these benefits constitutes a small percentage of each NEO’s total compensation and includes the following types for 2007:

•	Life and disability insurance premiums;

•	Financial counseling;

•	Auto allowance;

•	Membership to local country clubs;

•	Heath screenings; and

•	Health insurance premiums.

Other compensation earned by each NEO in 2007 is shown in the “2007 Summary Compensation Table” and associated footnotes below.

Employment Agreements

On August 21, 2007, we entered into employment agreements with Messrs. Bardis, Hunn, Ballard, Glenn and Gressett on terms and conditions that the compensation committee determined were necessary and advisable for the long-term retention of these key executives, particularly in the event of a change in control of the company. The terms include severance payments in the event of a separation from service to the company under certain conditions (which payments are increased in the event that the separation occurs within two years after a change in control). These agreements replaced the existing agreements of Messrs. Bardis and Ballard. See the “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

Table” and the “Potential Payments Upon Termination or Change In Control” section below for more information on these employment agreements.

2008 — NEO Cash Incentive Opportunities

As with past years, in 2008, NEOs as members of a larger corporate pool (the “Pool”), will have the opportunity to earn cash incentives based on the company’s achievement of certain financial objectives. The following is a summary of the cash incentive opportunities for each of our NEOs in 2008 (subject to adjustment based on the discretion of the compensation committee):

Pool funding for 2008 begins if the Company achieves 96% of budgeted consolidated Adjusted EBITDA and increases on a straight line basis up to 100% achievement, in which case the Pool is fully funded. If over-achievement of budgeted consolidated Adjusted EBITDA occurs, 10% of any over-achievement amount is eligible for funding to the Pool as determined by the compensation committee. Assuming achievement or over-achievement has occurred, the compensation committee then evaluates individual NEO performance and determines the level at which target cash incentives (related to achievement) and any additional cash incentives (related to over-achievement) have been earned and are to be paid to each NEO.

We and the compensation committee view the 2008 budgeted consolidated Adjusted EBITDA target as aggressive yet achievable, contingent upon many factors including but not limited to the successful integration of our recently acquired businesses and sales forces, development of our new products and services and the development and execution of customer wins. Since the budgeted consolidated Adjusted EBITDA for 2008 is highly sensitive data, we do not disclose specific budgeted amounts and targets because we believe that such disclosure would result in serious competitive harm.

See “Annual Cash Incentive Opportunities” above for more information.

Compensation Committee Report

We, the Compensation Committee of the Board of Directors of MedAssets, Inc., have reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussion, we have recommended to the Board that the Compensation Discussion and Analysis be included in this MedAssets Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

By the current members of the MedAssets Compensation Committee consisting of:

Terrence J. Mulligan, Chairman
C.A. Lance Piccolo
John C. Rutherford

COMPENSATION OF OUR NAMED EXECUTIVE OFFICERS

The following table sets forth the cash and non-cash compensation paid or incurred on our behalf to our chief executive officer and chief financial officer (including any individual who served in either capacity during the year) and each of our other executive officers (collectively, the Named Executive Officers):

2007 Summary Compensation Table

					Option		Non-Equity		All Other
	Fiscal				Award(s)		Incentive Plan		Compensation
Name and Position	Year	Salary ($)	Bonus ($)		($)		Compensation ($)		($)		Total ($)

John A. Bardis	2007	400,000	208,400	(2)	148,749	(1)	81,600	(2)	34,345	(3)	873,094
Chairman of the Board, President and Chief Executive Officer	2006	400,000	50,000	(4)	58,902		285,600		18,802		813,304
L. Neil Hunn(5)	2007	223,484	91,000	(2)	82,546	(1)	34,000	(2)	6,697	(3)	437,727
Senior Vice President and Chief Financial Officer	2006	194,096	10,000	(4)	14,796		57,744		13,002		289,638
Rand A. Ballard	2007	305,000	100,650	(2)	148,749	(1)	51,850	(2)	17,659	(3)	623,908
Chief Operating Officer and Chief Customer Officer	2006	305,000	320,000	(4)	58,902		203,588		138,264		1,025,754
Jonathan H. Glenn	2007	235,465	83,608	(2)	43,794	(1)	30,192	(2)	6,212	(3)	399,271
Executive Vice President and Chief Legal and Administrative Officer	2006	240,000	—		19,728		105,672		9,482		374,882
Scott E. Gressett(5)	2007	183,515	71,200	(2)	67,067	(1)	23,800	(2)	5,506	(3)	351,088
Senior Vice President, Chief Accounting Officer
Howard W. Deichen(5)	2007	290,000	26,400	(2)	58,242	(1)	13,600	(2)	37,043	(3)	425,285
Executive Vice President	2006	290,000	45,000	(4)	39,456		148,393		27,208		550,057

(1)	These dollar amounts were recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to each NEO, in 2007 as well as other prior fiscal years, in accordance with SFAS No. 123(R). Pursuant to SEC rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions. There were no actual forfeitures in 2007. These amounts reflect the accounting expense for these stock option awards and do not correspond to the actual value that may be received by the NEOs. For information on the valuation assumptions utilized with respect to 2007 and prior year stock option grants, refer to Note 10 in our consolidated financial statements for the fiscal year ended 2007 included elsewhere in this Annual Report on Form 10-K. All options granted in 2007 to the NEOs are reported in the 2007 Grants of Plan-Based Awards Table.

(2)	The Company’s actual consolidated Adjusted EBITDA in 2007 was $60,571,000, which was in excess of 87% of the Company’s budgeted consolidated Adjusted EBITDA. As a result of this achievement, the Pool was funded in an amount equal to 34% of each NEO’s target cash incentive. In addition, based on each NEO’s significant accomplishments in 2007, the compensation committee exercised its discretion and awarded an additional discretionary cash bonus award to each NEO. For more information on the 2007 annual cash incentive program and the significant individual accomplishments of the NEOs in 2007, refer to “Annual Cash Incentive Opportunities” above.

Mr. Bardis’ cash incentive amount was $81,600, consisting of 34% of Mr. Bardis’ target cash incentive of $240,000 (based on 60% of his salary). Mr. Bardis’ bonus amount was $208,400, a discretionary cash award approved by the compensation committee, representing the remaining 66% of Mr. Bardis’ target cash incentive of $158,400, as well as an additional sum of $50,000.

Mr. Hunn’s cash incentive amount was $34,000, consisting of 34% of Mr. Hunn’s target cash incentive of $100,000 (based on 40% of his salary). Mr. Hunn’s bonus amount was $91,000, a discretionary cash award recommended by Mr. Bardis and approved by the compensation committee, consisting of the remaining 66% of Mr. Hunn’s target cash incentive of $66,000, as well as an additional sum of $25,000.

Mr. Ballard’s cash incentive amount was $51,850, consisting of 34% of Mr. Ballard’s target cash incentive of $152,500 (based on 50% of his salary). Mr. Ballard’s bonus amount was $100,650, a discretionary cash award recommended by Mr. Bardis and approved by the compensation committee, consisting of the remaining 66% of Mr. Ballard’s target cash incentive.

Mr. Glenn’s cash incentive amount was $30,192, consisting of 34% of Mr. Glenn’s target cash incentive of $88,800 (based on 37% of his salary). Mr. Glenn’s bonus amount was $83,608, a discretionary cash award recommended by Mr. Bardis and approved by the compensation committee, consisting of the remaining 66% of Mr. Glenn’s target cash incentive of $58,608, as well as an additional sum of $25,000.

Mr. Gressett’s cash incentive amount was $23,800, consisting of 34% of Mr. Gressett’s target cash incentive of $70,000 (based on 35% of his salary). Mr. Gressett’s bonus amount was $71,200, a discretionary cash award recommended by Mr. Bardis and approved by the compensation committee, consisting of the remaining 66% of Mr. Gressett’s target cash incentive of $46,200, as well as an additional sum of $25,000.

Mr. Deichen’s cash incentive amount was $13,600, consisting of 34% of Mr. Deichen’s target cash incentive of $40,000 (based on 20% of his salary). Mr. Deichen’s bonus amount was $26,400, a discretionary cash award recommended by Mr. Bardis and approved by the compensation committee, consisting of the remaining 66% of Mr. Deichen’s target cash incentive.

(3)	Mr. Bardis’ other compensation was $34,345, consisting of the total amount of matching contributions made by the company on his behalf related to the Savings Plan ($9,184) and company subsidized life and disability insurance premiums ($3,498), financial counseling ($17,955), health insurance premiums ($2,789) and health screenings.

Mr. Hunn’s other compensation was $6,697, the total amount of matching contributions made by the company on his behalf related to the Savings Plan. The total value of all perquisites and personal benefits received by Mr. Hunn in 2007 did not exceed $10,000.

Mr. Ballard’s other compensation was $17,659, consisting of the total amount of matching contributions made by the company on his behalf related to the Savings Plan ($7,338) and company subsidized life and disability insurance premiums ($2,973), financial counseling ($6,430), membership to a local country club and health insurance premiums.

Mr. Glenn’s other compensation was $6,212, the total amount of matching contributions made by the company on his behalf related to the Savings Plan. The total value of all perquisites and personal benefits received by Mr. Glenn in 2007 did not exceed $10,000.

Mr. Gressett’s other compensation was $5,506, the total amount of matching contributions made by the company on his behalf related to the Savings Plan. The total value of all perquisites and personal benefits received by Mr. Gressett in 2007 did not exceed $10,000.

Mr. Deichen’s other compensation was $37,043, consisting of the total amount of matching contributions made by the company on his behalf related to the Savings Plan ($8,969) and company subsidized life and disability insurance premiums ($3,693), financial counseling ($7,425), automobile allowance ($14,490) and health insurance premiums.

(4)	These amounts (for Mr. Ballard, $20,000 of the $320,000) for 2006 originally appeared in the Non-Equity Incentive Plan Compensation column in our registration statement on Form S-1 No. 333-145693.

(5)	Mr. Deichen resigned as Chief Financial Officer of the Company, but remains as Executive Vice President. Mr. Gressett served as Chief Financial Officer on an interim basis in 2007 until the promotion of Mr. Hunn in June 2007.

Grants of Plan-Based Awards

2007 Grants of Plan-Based Awards Table

				All Other
				Option
				Awards;
				Number of	Exercise or	Grant Date
		Estimated Future Payments		Securities	Base Price	Fair Value
	Grant	Under Non-Equity Incentive		Underlying	of Option	of Option
Name of Executive	Date	Plan Awards ($)(1)		Options	Awards ($)(2)	Awards ($)(3)
		Threshold	Target

John A. Bardis	N/A	60,000	240,000
	9/10/07			24,800	9.29	105,400
	9/10/07			20,000	9.29	88,000
L. Neil Hunn	N/A	25,000	100,000
	9/10/07			56,000	9.29	238,000
	9/17/07			40,000	9.29	184,000
Rand A. Ballard	N/A	38,125	152,500
	9/10/07			24,800	9.29	105,400
	9/10/07			20,000	9.29	88,000
Jonathan H. Glenn	N/A	22,200	88,800
	9/10/07			24,000	9.29	102,000
Scott E. Gressett	N/A	17,500	70,000
	9/10/07			48,000	9.29	204,000
	9/17/07			24,000	9.29	110,400
Howard W. Deichen	N/A	10,000	40,000

(1)	The amounts shown in these columns represent the annual cash incentive threshold and target compensation potential for each NEO for 2007. The target amount for each NEO is the target cash incentive based on a predetermined percentage of their 2007 salary. The threshold amount for each NEO is based on the achievement of a minimum level of performance required to initially fund the incentive plan. There is no set maximum payout amount. Actual amounts paid may be increased over and above the target incentive amount at the discretion of the compensation committee. For more information on the annual cash incentive opportunity program, refer to “Annual Cash Incentive Opportunities” above. The actual amounts earned by the NEOs for 2007 are reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation” and are further described in note 3 of the Summary Compensation Table above.

(2)	The exercise price per share assigned at the date of grant was set equal to the fair value per share of $9.29.

(3)	The amounts shown in this column do not reflect realized compensation for the NEOs; rather, they reflect the Company’s accounting expense, specifically the fair value of stock option awards as of the date of grant calculated in accordance with SFAS No. 123(R). The option awards granted to Messrs. Bardis and Ballard for their service on the board of directors vest in equal installments over the course of 36 months and expire ten years after the grant date while all other options vest in equal installments over the course of 60 months and expire ten years after the grant date. The options granted on September 10, 2007 related to Messrs. Bardis and Ballard’s board service had a grant date fair value of each individual option in these awards as calculated using the Black-Scholes method of $4.40 (based on a three year term). The options granted on September 10, 2007 to the NEOs had a grant date fair value of each individual option in these awards as calculated using the Black-Scholes method of $4.25 (based on a five year term). The options granted on September 17, 2007 to Messrs. Hunn and Gressett had a grant date fair value of each individual option in these awards as calculated using the Black-Scholes method of $4.60 (based on a five year term).

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The material terms of the August 2007 employment agreements for Messrs. Bardis, Hunn, Ballard, Glenn and Gressett are as follows:

•	The agreements contain an initial three-year (or, in the case of Messrs. Hunn, Glenn and Gressett, two-year) term with an automatic one-year extension each year thereafter unless either party provides written notice to the other of its intention not to renew the agreement at least 12 months prior to the expiration of the then-current term.

•	The agreements provide for a base annual salary of $400,000 for Mr. Bardis, $250,000 for Mr. Hunn, $305,000 for Mr. Ballard, $240,000 for Mr. Glenn and $200,000 for Mr. Gressett, in each case subject to increase as may be approved by the Chief Executive Officer or the compensation committee.

•	Each NEO shall be eligible to participate in an annual cash incentive plan established by the board of directors in respect of each fiscal year during the employment term, with an annual target cash incentive of 60% of base salary in the case of Mr. Bardis, 40% of base salary in the case of Mr. Hunn, 50% of base salary in the case of Mr. Ballard, 37% of base salary in the case of Mr. Glenn and 35% of base salary in the case of Mr. Gressett.

•	The employment agreements contain standard confidentiality provisions and subject the NEOs to non-competition and non-solicitation obligations during the term of employment and for 36 months in the case of Mr. Bardis, 60 months in the case of Mr. Ballard, and 24 months in the cases of Messrs. Hunn, Glenn and Gressett following termination of employment for any reason.

The stock option awards granted by the compensation committee on September 10, 2007 to Messrs. Bardis and Ballard (20,000 each) were awarded as compensation for their service on the board of directors and vest monthly in equal installments over three years. The stock options granted on September 10, 2007 to Messrs. Hunn and Gressett (56,000 and 48,000, respectively) were awarded pursuant to their promotions to Chief Financial Officer (Hunn) and Chief Accounting Officer (Gressett) and vest monthly in equally installments over five years. All other stock option awards granted by the compensation committee in September 2007 which vest monthly in equal installments over five years, were based in part on each NEO’s recent individual performance as detailed above under “Equity Awards”.

Aggregate Option Exercises and Year-End Option Values

The following table provides information for the NEOs on stock option award exercises during 2007 including the number of shares acquired upon exercise and the resulting value realized from the exercise. The amounts shown in the Value Realized on Exercise column equal the number of shares for which the options were exercised multiplied by the difference between the fair value of a share of stock at the time of exercise and the stock option exercise price.

2007 Option Exercises Table

	Number of Shares
	Acquired on	Value Realized on
Name of Executive	Exercises	Exercises ($)

John A. Bardis(1)	36,994	347,560
L. Neil Hunn(2)	—	—
Rand A. Ballard(3)	32,852	239,525
Jonathan H. Glenn(4)	48,094	451,817
Scott E. Gressett(5)	13,514	119,440
Howard W. Deichen(6)	23,665	225,715

(1)	On August 13, 2007, Mr. Bardis exercised 14,087 stock options with an exercise price of $1.56 and fair value of $11.76 and 22,907 stock options with an exercise price of $2.86 and fair value of $11.76.

(2)	Mr. Hunn did not exercise any stock options in 2007.

(3)	On August 9, 2007, Mr. Ballard exercised 13,836 stock options with an exercise price of $1.56 and fair value of $11.76; 8,616 options with an exercise price of $2.86 and fair value of $11.76 and 10,400 stock options with an exercise price of $9.68 and fair value of $11.76.

(4)	On August 9, 2007, Mr. Glenn exercised 37,848 stock options with an exercise price of $1.56 and fair value of $11.76; 6,514 stock options with an exercise price of $2.86 and fair value of $11.76 and 3,732 stock options with an exercise price of $9.68 and fair value of $11.76.

(5)	On August 13, 2007, Mr. Gressett exercised 5,033 stock options with an exercise price of $1.56 and fair value of $11.76 and 4,322 stock options with an exercise price of $1.56 and fair value of $11.76. On December 10, 2007, Mr. Gressett exercised 2,237 stock options with an exercise price of $1.56 and fair value of $9.29 and 1,922 stock options with an exercise price of $2.86 and fair value of $9.29.

(6)	On August 8, 2007, Mr. Deichen exercised 11,613 stock options with an exercise price of $1.56 and fair value of $11.76 and 12,052 stock options with an exercise price of $2.86 and fair value of $11.76.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides information on the current holdings of stock option awards by the NEOs. There are no current holdings by the NEOs of any unvested stock awards. This table includes both exercisable (vested) and unexercisable (unvested) stock option awards. Information regarding the vesting period for each grant can be found in the footnotes following the table. For additional information about our stock option awards, refer to “Equity Awards” above.

Outstanding Equity Awards Table (as of December 31, 2007)

			Number of	Number of
			Securities	Securities
			Underlying	Underlying
			Unexercised	Unexercised	Option	Option
			Options	Options	Exercise	Expiration
Name of Executive	Grant Date		Exercisable	Unexercisable	Price ($)	Date

John A. Bardis	04/21/04	(1)	4,301	17,205	1.56	04/21/14
	02/03/05	(2)	2,009	10,446	2.86	02/03/15
	02/03/05	(3)(9)	2,222	1,112	2.86	02/03/15
	09/14/05	(4)	5,334	44,001	2.86	09/14/15
	07/05/06	(5)	9,000	25,201	9.68	07/05/16
	10/05/06	(6)(9)	8,333	11,667	9.68	10/05/16
	09/10/07	(7)	1,653	23,147	9.29	09/10/17
	09/10/07	(8)(9)	2,222	17,778	9.29	09/10/17

L. Neil Hunn	11/26/01		20,000	—	0.63	11/26/11
	04/21/04	(1)	18,924	6,882	1.56	04/21/14
	02/03/05	(2)	16,331	12,489	2.86	02/03/15
	07/05/06	(5)	3,599	8,401	9.68	07/05/16
	09/10/07	(7)	3,733	52,267	9.29	09/10/17
	09/17/07	(7)	2,666	37,334	9.29	09/17/17

Rand A. Ballard	04/21/04	(1)	5,161	20,646	1.56	04/21/14
	02/03/05	(2)	2,009	10,446	2.86	02/03/15
	02/03/05	(3)(9)	2,222	1,112	2.86	02/03/15
	07/05/06	(5)	3,000	25,201	9.68	07/05/16
	10/05/06	(6)(9)	2,223	11,667	9.68	10/05/16
	09/10/07	(7)	1,653	23,147	9.29	09/10/17
	09/10/07	(8)(9)	2,222	17,778	9.29	09/10/17

Jonathan H. Glenn	04/21/04	(1)	3,786	15,140	1.56	04/21/14
	02/03/05	(2)	869	5,646	2.86	02/03/15
	07/05/06	(5)	1,067	11,201	9.68	07/05/16
	09/10/07	(7)	1,599	22,401	9.29	09/10/17

Scott E. Gressett	04/21/04	(1)	—	8,946	1.56	04/21/14
	02/03/05	(2)	—	12,489	2.86	02/03/15
	07/05/06	(5)	3,599	8,401	9.68	07/05/16
	09/10/07	(7)	3,199	44,801	9.29	09/10/17
	09/17/07	(7)	1,599	22,401	9.29	09/17/17

Howard W. Deichen	04/21/04	(1)	5,161	20,646	1.56	04/21/14
	02/03/05	(2)	1,607	10,446	2.86	02/03/15
	07/05/06	(5)	9,599	22,401	9.68	07/05/16

(1)	These stock options vest equally (over the course of 60 months) on the first day of each month beginning on May 1, 2004, such that 100% of the options will be fully vested on April 1, 2009.

(2)	These stock options vest equally (over the course of 60 months) on the first day of each month beginning on March 1, 2005, such that 100% of the options will be fully vested on February 1, 2010.

(3)	These stock options vest equally (over the course of 36 months) on the first day of each month beginning on March 1, 2005, such that 100% of the options will be fully vested on February 1, 2008.

(4)	These stock options vest equally (over the course of 60 months) on the first day of each month beginning on October 1, 2005, such that 100% of the options will be fully vested on September 1, 2010.

(5)	These stock options vest equally (over the course of 60 months) on the first day of each month beginning on August 1, 2006, such that 100% of the options will be fully vested on July 1, 2011.

(6)	These stock options vest equally (over the course of 36 months) on the first day of each month beginning on October 1, 2006, such that 100% of the options will be fully vested on September 1, 2009.

(7)	These stock options vest equally (over the course of 60 months) on the first day of each month beginning on September 1, 2007, such that 100% of the options will be fully vested on August 1, 2012.

(8)	These stock options vest equally (over the course of 36 months) on the first day of each month beginning on September 1, 2007, such that 100% of the options will be fully vested on August 1, 2010.

(9)	These stock option grants were awarded as compensation for service on our board of directors.

Potential Payments Upon Termination or Change In Control

The information in the table below describes and quantifies certain estimated compensation that would become payable following a change in control or termination of employment of any one of our NEOs. The compensation shown below does not include forms of compensation generally available to all salaried employees upon termination of employment, such as distributions under the Savings Plan, disability benefits and accrued vacation pay. The table assumes that the change in control or termination of employment occurred on December 31, 2007.

					Value of	Value of Tax
		Salary	Target Cash	Healthcare	Unvested	Gross-Up
	Event	($)	Incentive ($)	Benefits ($)	Options ($)(6)	($)(7)	Total ($)

John A. Bardis	(1)	—	—	—	2,681,568	—	2,681,568
	(2)	1,200,000	720,000	21,636	2,681,568	873,528	5,496,732
	(3)	800,000	480,000	21,636	—	—	1,301,636
	(4)	—	240,000	—	—	—	240,000
	(5)	—	—	—	—	—	—
L. Neil Hunn	(1)	—	—	—	1,849,903	—	1,849,903
	(2)	500,000	200,000	21,698	1,849,903	241,247	2,812,848
	(3)	250,000	100,000	21,698	—	—	371,698
	(4)	—	100,000	—	—	—	100,000
	(5)	—	—	—	—	—	—
Rand A. Ballard	(1)	—	—	—	1,831,159	—	1,831,159
	(2)	915,000	457,500	14,998	1,831,159	—	3,218,657
	(3)	610,000	305,000	14,998	—	—	929,998
	(4)	—	152,500	—	—	—	152,500
	(5)	—	—	—	—	—	—
Jonathan H. Glenn	(1)	—	—	—	945,790	—	945,790
	(2)	480,000	177,600	21,636	945,790	309,550	1,934,576
	(3)	240,000	88,800	21,636	—	—	350,436
	(4)	—	88,800	—	—	—	88,800
	(5)	—	—	—	—	—	—
Scott E. Gressett	(1)	—	—	—	1,567,899	—	1,567,899
	(2)	400,000	140,000	21,698	1,567,899	375,110	2,504,707
	(3)	200,000	70,000	21,698	—	—	291,698
	(4)	—	70,000	—	—	—	70,000
	(5)	—	—	—	—	—	—
Howard W. Deichen	(1)	—	—	—	1,001,716	—	1,001,716

Scenarios:

(1)	pursuant to the terms of the NEO stock option agreements: in the event of a change in control, all options held which have not previously vested prior to the date of such change in control fully vest upon such change in control.

(2)	pursuant to the terms of the NEO employment agreements: in the event that the NEO’s employment is terminated by us without “cause” or by the NEO with “good reason” within the two-year period following a change in control, the NEO will be entitled to, subject to the execution of a release, (i) full vesting of all equity awards, (ii) three times (or, in the case of Messrs. Hunn, Glenn and Gressett, two times) salary and annual target cash incentive amounts, and (iii) payment of COBRA premiums for the lesser of 18 months or the remaining term of employment.

(3)	pursuant to the terms of the NEO employment agreements: in the event that the NEO’s employment is terminated by us without “cause” or by the NEO with “good reason” at any time (other than during the two years following a change in control), the NEO will be entitled to, subject to the execution of a release, (i) two times (or, in the case of Messrs. Hunn, Glenn and Gressett, one year of) salary and target annual cash incentive payments; and (ii) payment of COBRA premiums for the lesser of 18 months or the remaining term of employment.

(4)	pursuant to the terms of the NEO employment agreements: in the event that the NEO’s employment is terminated by virtue of his death or disability, the target cash incentive for 2007 would be earned assuming the company’s financial performance objectives were achieved and approved by the compensation committee.

(5)	pursuant to the terms of the NEO employment agreements: in the event that an NEO’s employment is terminated by us with “cause”, no obligation exists.

6)	The amounts in this column are based on the fair value of those unvested option awards which were outstanding as of December 31, 2007. The amounts are calculated by taking the fair value per share of stock ($23.94, closing price on December 31, 2007) minus the related exercise price of each option multiplied by the number of options.

(7)	pursuant to the terms of the NEO’s employment agreement: in the event that any payment under the agreements constitutes an “excess parachute payment” under Section 280G of the Internal Revenue Code, the NEOs are entitled to a gross-up payment to cover the 20% excise tax which may be imposed on such payment pursuant to Section 4999 of the Internal Revenue Code (amount shown is an estimate of the gross-up that would have been payable if such NEO’s employment was terminated on December 31, 2007 immediately following a change in control).

For more information regarding material conditions and obligations under these agreements, refer to “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” above.

Director Compensation

For information regarding the compensation of our non-management directors, refer to the section entitled “Director Compensation” in Item 10 “Directors, Executive Officers and Corporate Governance.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table provides summary information regarding the beneficial ownership of shares of our common stock as of March 12, 2008, by:

•	each of our NEOs;

•	each of our directors;

•	all of our executive officers and directors as a group; and

•	each person or group known to us to beneficially own more than 5% of our common stock.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. The percentage of beneficial ownership of our common stock is based on 44,781,800 issued shares of our common stock outstanding as of March 12, 2008.

Except as indicated by footnote and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of common stock held by them.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned(1)	Beneficially Owned

NEOs and Directors(2)
John A. Bardis(3)	2,557,317	5.7
Rand A. Ballard(4)	579,720	1.3
Jonathan H. Glenn(5)	261,367	*
L. Neil Hunn(6)	138,803	*
Scott Gressett(7)	155,167	*
Harris Hyman IV(8)	29,444	*
Vernon R. Loucks, Jr(9)	38,888	*
Terrence J. Mulligan(10)	294,463	*
Earl H. Norman(11)	822,998	1.8
C.A. Lance Piccolo(12)	115,514	*
John C. Rutherford(13)(18)	5,418,064	12.1
Samantha Trotman Burman(14)	85,005	*
Bruce F. Wesson(15)(17)	7,009,864	15.7
All Executive Officers and Directors as a group
(13 persons)(16)	17,506,614	39.1
5% Stockholders
Galen Management, L.L.C.(17) 680 Washington Blvd, 11th Floor Stamford, CT 06901	7,002,362	15.6
Parthenon Capital, LLC (18) 265 Franklin Street, 18th Floor Boston, MA 02110	5,419,451	12.1
Grotech Capital Group VI, LLC(19) 9690 Deereco Road,Suite 800 Timonium, MD 20193	2,748,365	6.1
Fidelity Management & Research LLC (20) 82 Devonshire Street Boston, MA 02109	2,572,543	5.7

*	Less than one percent

(1)	Pursuant to regulations of the SEC, shares are deemed to be “beneficially owned” by a person if such person directly or indirectly has or shares the power to vote or dispose of such shares, or has the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire through the exercise of any option, warrant or right.

(2)	The address of each officer or director listed in the table above is: c/o MedAssets, Inc., 100 North Point Center East, Suite 200, Alpharetta, Georgia 30022.

(3)	Includes securities that Mr. Bardis may be deemed to beneficially own through the 2007 John Bardis Annuity Trust. Includes 36,800 shares of common stock owned by immediate family members of Mr. Bardis. Includes 120,000 shares of common stock held by the 2007 Judith Bardis Annuity Trust of which

Judith Bardis, Mr. Bardis’ spouse, is trustee and sole beneficiary. Includes 50,989 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 9,871 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date.

(4)	Includes 31,050 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 7,634 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date.

(5)	Does not include 19,200 shares of common stock owned by immediate family members of Mr. Glenn. Mr. Glenn disclaims beneficial ownership of such shares. Includes 12,810 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 3,661 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date.

(6)	Includes 73,384 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 5,419 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date.

(7)	Includes 6,000 shares of common stock owned by immediate family members of Mr. Gressett. Includes 15,715 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 4,878 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date.

(8)	Includes 11,111 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 2,223 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date.

(9)	Includes 6,666 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 2,223 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date.

(10)	Includes securities that Mr. Mulligan may be deemed to beneficially own through the Terrence J. Mulligan Living Trust. Includes 11,112 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 6,667 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date. Does not include 20,000 shares of common stock owned by immediate family members of Mr. Mulligan; Mr. Mulligan disclaims beneficial ownership of such shares.

(11)	Includes 3,000 shares of common stock owned by the spouse of Mr. Norman. Includes securities that Mr. Norman may be deemed to beneficially own through the Earl Norman Revocable Living Trust and the Earl Norman Grantor Retained Annuity Trust. Includes 11,111 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 2,223 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date.

(12)	Includes 11,111 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 2,223 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date.

(13)	Includes 7,224 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 2,223 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date.

(14)	Includes 4,445 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 2,223 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date.

(15)	Includes 18,891 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 6,667 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date.

(16)	Does not include 20,000 shares of common stock owned by immediate family members of Mr. Mulligan (see note (10) above) or 19,200 shares of common stock owned by immediate family members of

Mr. Glenn (see note (5) above), but does include 265,619 shares of common stock issuable upon the exercise of options exercisable as of March 12, 2008 and 58,134 shares of common stock issuable upon the exercise of options which are scheduled to become exercisable within 60 days of such date. See notes 3 — 15 above.

(17)	Based upon a Schedule 13G filed with the SEC on February 14, 2008 by Galen Partners III, L.P., Galen Partners International III, L.P., Galen Employee Fund III, L.P., Galen Partners IV, L.P., Galen Partners International IV, L.P., Galen Employee Fund IV, L.P., Claudius, L.L.C., Claudius IV, L.L.C., Wesson Enterprises, Inc., Galen Management, L.L.C., Galen Investment Advisory Group L.L.C., Bruce F. Wesson, L. John Wilkerson, David Jahns and Zubeen Shroff.

(18)	Based upon a joint Schedule 13G filed with the SEC on February 14, 2008 by Parthenon Capital, LLC, PCIP Investors, Parthenon Investors, L.P. and John Rutherford.

(19)	Based upon a joint Schedule 13G filed with the SEC on February 14, 2008 by Grotech Partners VI, L.P., Grotech Capital Group VI, L.L.C., Frank A. Adams, Joseph R. Zell and Stuart D. Frankel.

(20)	Based upon a joint Schedule 13G filed with the SEC on February 14, 2008 by Fidelity Management & Research LLC, or FMR LLC, and Edward C. Johnson 3d.

Equity Compensation Plan Information

The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth below, as of December 31, 2007:

Number of Securities
	Number of Securities			Remaining Available for
	to be Issued		Weighted-Average	Future Issuance Under
	Upon Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding Options,		Outstanding Options,	(excluding securities
	Warrants and Rights		Warrants and Rights	reflected in column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	6,745,790	(1)	$6.74	1,764,843	(2)
Equity compensation plans not approved by security holders	—		—	—

Total(3)	6,745,790		$6.74	1,764,843

(1)	This amount includes 6,462,553 common stock options and 283,237 common stock warrants issued under our 2004 Long Term Equity Incentive Plan and 1999 Stock Incentive Plan.

(2)	All securities remaining available for future issuance are issuable under our 2004 Long Term Equity Incentive Plan. See Note 10 to our consolidated financial statements for discussion of the equity plans.

(3)	The above number of securities to be issued upon exercise of outstanding options, warrants and rights does not include 511,361 options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. Subsequent to our Initial Public Offering, the options are exercisable into shares of common stock. The options have a weighted average exercise price of $2.25. See Note 9 to our consolidated financial statements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Registration Rights Agreement

We are a party to an amended and restated registration rights agreement with certain holders of our preferred stock (including our primary lenders), certain holders of our common stock and certain of our employees, including affiliates of Galen, Parthenon, Grotech and Messrs. Mulligan and Norman and

Messrs. Bardis and Gressett. The shares of stock held by these parties are referred to as registrable securities. Under the terms of the amended and restated registration rights agreement, we have, among other things:

•	agreed to use our diligent best efforts to effect up to two registered offerings upon request from certain holders of our preferred stock;

•	agreed to use our best efforts to qualify for registration on Form S-3, following which holders of registrable securities party to the amended and restated registration rights agreement will have the right to request an unlimited amount of registrations on Form S-3; and

•	granted certain incidental or “piggyback” registration rights with respect to any registrable securities held by any party to the amended and restated registration rights agreement if we determine to register any of our securities under the Securities Act, either for our own account or for the account of other security holders.

Our obligation to effect any demand for registration by the holders of our preferred stock discussed in the first and second bulleted item above is subject to certain conditions, including that the registrable securities to be included in any such registration have an anticipated aggregate offering price in excess of certain thresholds specified in the amended and restated registration rights agreement. We may, in certain circumstances, defer any registration. In an underwritten offering, the representative of underwriters, if any, has the right, subject to specified conditions, to limit the number of registrable securities such holders may include.

In connection with any registration effected pursuant to the terms of the amended and restated registration rights agreement, we will be required to pay for all of the fees and expenses incurred in connection with such registration, including registration fees, filing fees and printing fees. However, the underwriting discounts and selling commissions applicable to the sale of registrable securities included in any registration will be paid by the persons including such registrable securities in any such registration. We have also agreed to indemnify persons including registrable securities in any registration affected pursuant to the terms of the amended and restated registration rights agreement and certain other persons associated with any such registration, in each case on the terms specified in the amended and restated registration rights agreement.

Loan to John Bardis

On August 22, 2007, Mr. Bardis repaid, in full, $250,000 of principal and $84,943.57 of interest due under a promissory note evidencing indebtedness owed by Mr. Bardis to us that had been borrowed on April 22, 2002. This indebtedness was originally secured by a pledge of shares of our series A preferred stock and later secured by a pledge of shares of our common stock.

Review, Approval or Ratification of Transactions with Related Parties

Our board of directors has adopted certain policies and procedures with respect to related party transactions. These policies and procedures require that certain transactions, subject to specified exceptions and other than one that involves compensation, between us and any of our directors, executive officers or beneficial holders of more than 5% of our common stock (on an as converted basis), or any immediate family member of, or person sharing the household with, any of these individuals, be consummated only if (i) approved or ratified by our audit committee and only if the terms of the transaction are comparable to those that could be obtained in arms-length dealings with an unrelated third party or (ii) approved by the disinterested members of our board of directors. Our policies and procedures with respect to related party transactions also apply to certain charitable contributions by us or our executive officers and to the hiring of any members of the immediate family of any of our directors or executive officers as our permanent full-time employees. The approval of our compensation committee is required to approve any transaction that involves compensation to our directors and executive officers.

All related party transactions will be approved by our audit committee. Pursuant to the written charter of our audit committee, the audit committee is responsible for reviewing and approving, prior to our entry into any transaction involving related parties, all transactions in which we are a participant and in which any parties related to us has or will have a direct or indirect material interest. In reviewing and approving these transactions, the audit committee is required to obtain, or is required to direct our management to obtain on its behalf, all information that the committee believes to be relevant and important to a review of the transaction prior to its approval.

Following receipt of the necessary information, a discussion is required to be held of the relevant factors, if deemed to be necessary by the committee, prior to approval. If a discussion is not deemed to be necessary, approval may be given by written consent of the committee. No related party transaction is permitted to be entered into prior to the completion of these procedures.

The audit committee is required to approve only those related party transactions that are determined to be in, or not inconsistent with, the best interests of us and our stockholders, taking into account all available facts and circumstances as the committee determines in good faith to be necessary. No member of the audit committee shall participate in any review, consideration or approval of any related party transaction with respect to which the member or any of his or her immediate family members is the related party.

Director Independence

Refer to Item 10. Directors, Executive Officers and Corporate Governance.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pre-Approval Policies and Procedures

Pursuant to its charter, our Audit Committee is responsible for reviewing and pre-approving all audit and non-audit services provided by BDO Seidman, LLP and shall not engage BDO Seidman, LLP to perform the specific non-audit services proscribed by law or regulation. The Audit Committee may delegate pre-approval authority to the Chairman of the Audit Committee, in which case such approval must be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee pre-approved all audit, audit-related, tax and other services provided by BDO Seidman, LLP for the recently completed fiscal year.

Auditors’ Service Fees

The following is the breakdown of aggregate fees billed by the auditors to the Company for professional services in the last two fiscal years.

Description	2006	2007

Audit Fees(1)	$380,188	$1,486,236
Total	$380,188	$1,486,236

(1)	In 2007, Audit Fees include approximately $861,000 of fees billed in association with our Initial Public Offering (inclusive of quarterly reviews).

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

a) documents as part of this Report.

(1) The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i) Report of Independent Registered Public Accounting firm

(ii) Consolidated Balance Sheets

(iii) Consolidated Statements of Operations

(iv) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(v) Consolidated Statements of Cash Flows

(vi) Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3) Exhibits

Exhibit
No.		Description of Exhibit

3	.1*	Amended and Restated Certificate of Incorporation of the Company
3	.2*	Amended and Restated By-laws of the Company
4.1		Form of common stock certificate of the Company (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)
4.2		Amended and Restated Registration Rights Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.1		MedAssets Inc. 2004 Long-Term Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.2		1999 Stock Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.3		Credit Agreement, dated as of October 23, 2006 among the Company, its domestic subsidiaries, Bank of America, N.A., BNP Paribas, CIT Healthcare LLC, and the other lenders party thereto, as amended by the First Amendment to Credit Agreement and Waiver dated as of March 15, 2007 and the Second Amendment to Credit Agreement dated as of July 2, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.4		Employment Agreement, dated as of August 21, 2007, by and between the Company and John A. Bardis (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.5		Employment Agreement, dated as of August 21, 2007, by and between the Company and Rand A. Ballard (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.6		Employment Agreement, dated as of August 21, 2007, by and between the Company and Jonathan H. Glenn (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.7		Employment Agreement, dated as of August 21, 2007, by and between the Company and Scott E. Gressett (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 No. 333-145693)

Exhibit
No.		Description of Exhibit

10.8		Employment Agreement, dated as of August 21, 2007, by and between the Company and L. Neil Hunn (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.9		Form of Indemnification Agreement entered into by the Company with each of its executive officers and directors (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 No. 333-145693)
21		Subsidiaries of the Company (Incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1 No. 333-145693)
23	.1*	Consent of BDO Seidman, LLP with respect to the consolidated financial statements of the Company
31	.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31	.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32*		Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDASSETS, INC.

March 21, 2008	By: /s/ JOHN A. BARDIS Name: John A. Bardis Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. BARDIS Name: John A. Bardis	Chairman of the Board Directors and Chief Executive Officer (Principal Executive Officer)	March 21, 2008

/s/ L. NEIL HUNN Name: L. Neil Hunn	Chief Financial Officer (Principal Financial Officer)	March 21, 2008

/s/ SCOTT E. GRESSETT Name: Scott E. Gressett	Chief Accounting Officer (Principal Accounting Officer)	March 21, 2008

/s/ RAND A. BALLARD Name: Rand A. Ballard	Director and Chief Operating Officer	March 21, 2008

/s/ HARRIS HYMAN Name: Harris Hyman	Director	March 21, 2008

/s/ VERNON R. LOUCKS, JR. Name: Vernon R. Loucks, Jr.	Director	March 21, 2008

/s/ TERRENCE J. MULLIGAN Name: Terrence J. Mulligan	Director	March 21, 2008

/s/ EARL H. NORMAN Name: Earl H. Norman	Director	March 21, 2008

/s/ LANCE PICCOLO Name: Lance Piccolo	Director	March 21, 2008

/s/ JOHN C. RUTHERFORD Name: John C. Rutherford	Director	March 21, 2008

/s/ SAMANTHA TROTMAN BURMAN Name: Samantha Trotman Burman	Director	March 21, 2008

/s/ BRUCE F. WESSON Name: Bruce F. Wesson	Director	March 21, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MedAssets, Inc.

Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of MedAssets, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2007, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedAssets, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years ended December 31, 2007, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.

/s/  BDO Seidman, LLP

Atlanta, Georgia
March 20, 2008

MedAssets, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2007
	(In thousands, except share and per share amounts)

ASSETS
Current
Cash and cash equivalents (Note 1)	$23,459	$136,952
Restricted cash (Note 1)	—	20
Accounts receivable, net of allowances of $964 and $3,506 as of December 31, 2006 and 2007	21,329	33,679
Deferred tax asset, current (Note 11)	9,154	15,049
Prepaid expenses and other current assets	3,438	4,508

Total current assets	57,380	190,208
Property and equipment (Note 2)	23,494	32,490
Other long term assets
Goodwill (Note 3)	133,884	232,822
Intangible assets, net (Note 3 and 4)	42,144	62,491
Deferred tax asset (Note 11)	14,456	—
Other	5,846	8,368

Other long term assets	196,330	303,681

Total assets	$277,204	$526,379

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable	$5,096	$4,562
Accrued revenue share obligation and rebates (Note 1)	22,588	29,998
Accrued payroll and benefits	11,567	13,402
Other accrued expenses	5,389	5,612
Deferred revenue, current portion (Note 1)	20,605	19,791
Current portion of notes payable (Note 6)	1,916	2,020
Current portion of finance obligation (Note 6)	226	128

Total current liabilities	67,387	75,513
Notes payable, less current portion (Note 6)	168,848	196,264
Finance obligation, less current portion (Note 6)	8,965	10,009
Deferred revenue, less current portion (Note 1)	3,218	3,229
Deferred tax liability (Note 11)	—	5,868
Other long term liabilities	128	5,981

Total liabilities	248,546	296,864
Redeemable convertible preferred stock (Note 8)	196,030	—
Commitments and contingencies (Note 7)	—	—
Stockholders’ (deficiency) equity (Note 9)
Common stock, $0.01 par value, 150,000,000 shares authorized; 10,737,000 and 44,429,000 shares issued and outstanding as of December 31, 2006 and 2007	107	444
Additional paid in capital	—	464,313
Notes receivable from stockholders	(862)	(614)
Accumulated other comprehensive income (loss)	56	(2,935)
Accumulated deficit	(166,673)	(231,693)

Total stockholders’ (deficit) equity	(167,372)	229,515

Total liabilities and stockholders’ (deficit) equity	$277,204	$526,379

The accompanying notes are an integral part of these consolidated financial statements

MedAssets Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2005	2006	2007
	(In thousands, except per share amounts)

Revenue
Administrative fees, net (Note 1)	$68,169	$85,778	$94,792
Other service fees	30,471	60,457	93,726

Total net revenue	98,640	146,235	188,518

Operating expenses:
Cost of revenue	7,491	15,601	27,983
Product development expenses	3,078	7,163	7,785
Selling and marketing expenses	23,740	32,205	35,748
General and administrative expenses	39,146	55,363	64,817
Depreciation	3,257	4,822	7,115
Amortization of intangibles	7,780	11,738	15,778
Impairment of property and equipment, intangibles and in process research and development (Notes 2, 4, and 5)	368	4,522	1,204

Total operating expenses	84,860	131,414	160,430

Operating income	13,780	14,821	28,088
Other income (expense):
Interest expense	(6,995)	(10,921)	(20,391)
Other (expense) income (Notes 6 and 7)	(837)	(3,917)	3,115

Income (loss) before income taxes	5,948	(17)	10,812
Income tax (benefit) expense (Note 11)	(10,517)	(8,860)	4,516

Net income	16,465	8,843	6,296
Preferred stock dividends and accretion	(14,310)	(14,713)	(16,094)

Net income (loss) attributable to common stockholders	$2,155	$(5,870)	$(9,798)

Basic and diluted income (loss) per share (Note 12):
Basic net income (loss) attributable to common stockholders	$.10	$(.67)	$(.75)

Diluted net income (loss) attributable to common stockholders	$.08	$(.67)	$(.75)

Weighted average shares — basic	22,064	8,752	12,984
Weighted average shares — diluted	25,938	8,752	12,984
Pro forma net income per share — basic (unaudited)			$.22
Pro forma net income per share — diluted (unaudited)			$.21
Pro forma weighted shares outstanding — basic (unaudited)			28,624
Pro forma weighted shares outstanding — diluted (unaudited)			30,581

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ (Deficit)
Year Ended December 31, 2005

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stockholders	Income (Loss)	Deficit	Deficit
				(In thousands)

Balances at December 31, 2004	6,403	$64	$—	$(740)	$—	$(103,575)	$(104,251)
Accretion of preferred stock	—	—	—	—	—	(2,419)	(2,419)
Preferred stock dividends	—	—	(1,427)	—	—	(10,464)	(11,891)
Issuance of notes receivable from stockholders	—	—	—	(79)	—	—	(79)
Issuance of common stock in connection with acquisition	32	—	91	—	—	—	91
Issuance of restricted stock	52	1	(1)	—	—	—	—
Issuance of common stock from stock option exercises	882	9	1,129	—	—	—	1,138
Issuance of common stock from warrant exercises	316	3	61	—	—	—	64
Issuance of common stock in connection with series F preferred stock option unit exercise	89	1	35	—	—	—	36
Issuance of common stock in connection with series F preferred stock warrant unit exercise	31	—	13	—	—	—	13
Amortization of deferred compensation	—	—	99	—	—	—	99
Net income	—	—	—	—	—	16,465	16,465

Comprehensive income	—	—	—	—	—	16,465	16,465

Balances at December 31, 2005	7,805	$78	$—	$(819)	$—	$(99,993)	$(100,734)

The accompanying notes are an integral part of these consolidated financial statements

MedAssets, Inc.

Consolidated Statements of Stockholders’ (Deficit)
Year Ended December 31, 2006

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stockholders	Income (Loss)	Deficit	Deficit
				(In thousands)

Balances at December 31, 2005	7,805	$78	$—	$(819)	$—	$(99,993)	$(100,734)
Accretion of preferred stock	—	—	—	—	—	(670)	(670)
Preferred stock dividends	—	—	(9,420)	—	—	(4,623)	(14,043)
Issuance of notes receivable from stockholders	—	—	—	(43)	—	—	(43)
Issuance of restricted stock	8	—	—	—	—	—	—
Issuance of common stock from stock option exercises	1,722	17	4,111	—	—	—	4,128
Issuance of common stock from warrant exercises	1,254	13	77	—	—	—	90
Issuance of common stock in connection with series F preferred stock option unit exercise	2	—	1	—	—	—	1
Forfeiture of series F preferred stock	—	—	(1)	—	—	—	(1)
Repurchase of common stock warrants	—	—	(20)	—	—	(230)	(250)
Dividend payable	—	—	—	—	—	(70,000)	(70,000)
Stock compensation expense	—	—	3,081	—	—	—	3,081
Excess tax benefit from stock option exercises	—	—	3,690	—	—	—	3,690
Reclass to share-based payment liability	(54)	(1)	(1,519)	—	—	—	(1,520)
Other comprehensive income (net of tax)	—	—	—	—	56	—	56
Net income	—	—	—	—	—	8,843	8,843

Comprehensive income	—	—	—	—	56	8,843	8,899

Balances at December 31, 2006	10,737	$107	$—	$(862)	$56	$(166,673)	$(167,372)

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity
Year Ended December 31, 2007

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stockholders	Income (Loss)	Deficit	Equity
				(In thousands)

Balances at December 31, 2006	10,737	$107	$—	$(862)	$56	$(166,673)	$(167,372)
Cumulative adjustment in connection with adoption of FIN 48	—	—	—	—	—	(1,316)	(1,316)
Preferred stock dividends and accretion	—	—	(16,094)	—	—	—	(16,094)
Payment of notes receivable from stockholders	—	—	—	335	—	—	335
Issuance of notes receivable to stockholders	—	—	—	(87)	—	—	(87)
Payment of dividend	—	—	—	—	—	(70,000)	(70,000)
Issuance of restricted stock	8	—	—	—	—	—	—
Issuance of common stock in connection with preferred stock conversion	17,983	179	251,775	—	—	—	251,954
Issuance of common stock in connection with acquisition	16	—	167	—	—	—	167
Issuance of common stock from stock option exercises	859	9	3,432	—	—	—	3,441
Issuance of common stock from warrant exercises	44	1	83	—	—	—	84
Issuance of common stock in connection with initial public offering, net of offering costs	14,782	148	216,426	—	—	—	216,574
Stock compensation expense	—	—	5,611	—	—	—	5,611
Excess tax benefit from stock option exercises	—	—	2,894	—	—	—	2,894
Reclass from share-based payment liability	—	—	19	—	—	—	19
Other comprehensive income (net of tax)	—	—	—	—	(2,991)	—	(2,991)
Net income	—	—	—	—	—	6,296	6,296

Comprehensive income	—	—	—	—	(2,991)	6,296	3,305

Balances at December 31, 2007	44,429	444	464,313	(614)	(2,935)	(231,693)	229,515

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2006	2007
		(In thousands)

Operating activities
Net income	$16,465	$8,843	$6,296
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	769	755	1,076
Impairment of property and equipment (Note 2)	368	248	9
Depreciation	3,257	4,907	7,469
Amortization of intangibles	7,827	12,398	16,571
Loss on sale of assets	—	41	56
Noncash stock compensation expense (Note 10)	423	3,257	5,611
Excess tax benefit from exercise of stock options (Notes 10 and 11)	—	(3,532)	(2,894)
Amortization of debt issuance costs	951	520	452
Noncash stock compensation for services (Note 8 and 9)	1,488	1,316	—
Noncash interest expense, net	462	487	520
Impairment of debt issuance costs	1,924	2,158	—
Impairment of intangibles (Notes 4 and 5)	—	4,274	1,195
Deferred income tax (benefit) expense (Note 11)	(11,011)	(13,375)	367
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(7,231)	(2,188)	(4,345)
Prepaid expenses and other assets	(1,876)	(747)	(587)
Other long-term assets	1,100	47	1,440
Accounts payable	2,133	5,012	(121)
Accrued revenue share obligations and rebates	3,594	(106)	7,410
Accrued payroll and benefits	2,479	2,085	873
Other accrued expenses	636	(459)	1,433
Deferred revenue	4,856	185	(1,207)

Cash provided by operating activities	28,614	26,126	41,624

Investing activities
Purchases of property and equipment	(3,690)	(4,050)	(8,857)
Capitalized software costs	(4,004)	(6,698)	(7,834)
Acquisitions, net of cash acquired (Note 5)	(3,615)	(78,552)	(90,963)

Cash used in investing activities	(11,309)	(89,300)	(107,654)

Financing activities
(Increase) decrease in restricted cash	(3,561)	3,561	—
Proceeds from notes payable (Note 6)	91,500	195,271	160,188
Repayment of notes payable and capital lease obligations (Note 6)	(60,313)	(115,491)	(132,668)
Repayment of finance obligation	(634)	(641)	(647)
Debt issuance costs	(1,773)	(2,135)	(1,590)
Excess tax benefit from exercise of stock options (Notes 10 and 11)	—	3,532	2,894
Purchase of series C preferred stock	(9,000)	—	—
Payment of series C dividends	(4,062)	—	—
Payment of dividend (Note 8)	—	(70,000)	(70,000)
(Issuance) payment of note receivable to stockholders	(79)	(25)	248
Issuance of series C-1 preferred stock	8,901	—	—
Issuance of series F preferred stock (Note 8)	652	12	—
Issuance of series J preferred stock (Note 8)	—	—	1,000
Issuance of common stock, net of offering costs (Note 10)	1,250	4,218	220,098

Cash provided by financing activities	22,881	18,302	179,523

Net increase (decrease) in cash and cash equivalents	40,186	(44,872)	113,493
Cash and cash equivalents, beginning of period	28,145	68,331	23,459

Cash and cash equivalents, end of period	$68,331	$23,459	$136,952

Supplemental disclosure of non-cash investing and financing activities
Issuance of restricted common stock for services received	$149	$118	$83

Issuance of common stock warrants — services received	—	—	83

Issuance of series H preferred stock — acquisition	—	11,625	—

Issuance of common stock — acquisition	92	—	167

Issuance of series I preferred stock — acquisition	—	—	29,140

Issuance of series J preferred stock — acquisition	$—	$—	$9,693

MedAssets, Inc.

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

We provide technology-enabled products and services which together deliver solutions designed to improve operating margin and cash flow for hospitals and health systems. Our customer-specific solutions are designed to efficiently analyze detailed information across the spectrum of revenue cycle and spend management processes of hospitals and health systems. Our solutions integrate with existing operations and enterprise software systems of our customers and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and customers are primarily located throughout the United States.

Basis of Presentation

The consolidated financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Unaudited Pro forma Financial Information (Note 12)

The accompanying consolidated statement of operations discloses unaudited pro forma earnings per share for the year ended December 31, 2007 giving effect to the conversion of our preferred stock into common stock. As a result of our Initial Public Offering in December 2007, all preferred stock was automatically converted to common stock, and all rights to accrued and unpaid dividends were terminated by the former preferred stock shareholders. See Note 8 for further description of the preferred stock conversion, and Note 12 for pro forma income per share calculations.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts in our 2005, 2006, and 2007 consolidated financial statements have been reclassified to conform to the 2007 presentation.

Cash and Cash Equivalents

All highly liquid investments purchased with original maturities of three months or less at the date of purchase are carried at fair value and are considered to be cash equivalents. Cash and cash equivalents were $23,459,000 and $136,952,000 as of December 31, 2006 and 2007, respectively. Cash as of December 31, 2007 included cash from the proceeds of our Initial Public Offering of common stock, after prepayment of certain indebtedness (See Note 6).

Restricted Cash

The carrying amount of any cash and cash equivalents is restricted as to withdrawal or use for purposes other than current operations. Restricted Cash was zero and $20,000 as of December 31, 2006 and 2007, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

Financial Instruments

The carrying amount reported in the balance sheet for trade accounts receivable, trade accounts payable, accrued revenue share obligations and rebates, accrued payroll and benefits, and other accrued expenses approximate fair values due to the short maturities of the financial instruments.

The carrying amount of notes payable is presented at fair value, and interest expense is accrued on notes outstanding. The current portion of notes payable represents the portion of notes payable due within one year of the period end.

Revenue Recognition

Net revenue consists primarily of (a) administrative fees reported under contracts with manufacturers and distributors, (b) other service fee revenue that is comprised of (i) consulting revenues received under fixed-fee service contracts; (ii) subscription and implementation fees received under our ASP agreements; (iii) transaction fees received under service contracts; and (iv) software related fees.

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), all revenue is recognized when 1) there is a persuasive evidence of an arrangement; 2) the fee is fixed or determinable; 3) services have been rendered and payment has been contractually earned, and 4) collectability is reasonably assured.

Administrative Fees

Administrative fees are generated under contracted purchasing agreements with manufacturers and distributors of healthcare products and services (“vendors”). Vendors pay administrative fees to us in return for the provision of aggregated sales volumes from hospitals and health systems that purchase products qualified under our contracts. The administrative fees paid to us represent a percentage of the purchase volume of our hospitals and healthcare system customers.

We earn administrative fees in the quarter in which the respective vendors report customer purchasing data to us, usually a month or a quarter in arrears of actual customer purchase activity. The majority of our vendor contracts disallow netting product returns from the vendors’ administrative fee calculations in periods subsequent to their reporting dates. The vendors that are not subject to this requirement supply us with sufficient purchase and return data needed for us to build and maintain an allowance for sales returns.

Revenue is recognized upon the receipt of vendor reports as this reporting proves that the delivery of product or service has occurred, the administrative fees are fixed and determinable based on reported purchasing volume, and collectability is reasonably assured. Our customer and vendor contracts substantiate persuasive evidence of an arrangement.

Certain hospital and healthcare system customers receive revenue share payments (“Revenue Share Obligations”). These obligations are recognized according to the customers’ contractual agreements with our GPO as the related administrative fee revenue is recognized. In accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, these obligations are netted against the related gross administrative fees, and are presented on the accompanying statement of operations as a reduction to arrive at total net revenue on our consolidated statement of operations.

Net administrative fees shown on our statements of operations reflect our gross administrative fees net of our revenue share obligation. Gross administrative fees include all administrative fees we receive pursuant to our group purchasing organization vendor contracts. Our revenue share obligation represents the portion of the administrative fees we are contractually obligated to share with certain of our group purchasing organization customers. The following shows the details of net administrative fee revenues for the years ended December 31, 2005, 2006, and 2007 (In thousands).

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31,
	2005	2006	2007

Gross administrative fees	$106,963	$125,202	$142,320
Less: Revenue share obligation	(38,794)	(39,424)	(47,528)

Administrative fees, net	$68,169	$85,778	$94,792

Other Service Fees

Consulting Fees

We generate revenue from fixed-fee consulting contracts. Revenue under these fixed-fee arrangements is recognized as services are performed and deliverables are provided, provided all other elements of SAB 104 are met.

Consulting Fees with Performance Targets

We generate revenue from consulting contracts that also include performance targets. The performance targets generally relate to committed financial improvement to our customers from the use and implementation of initiatives that result from our consulting services. Performance targets are measured as initiatives are identified and implemented and the financial improvement can be quantified by the customer. In the event the performance targets are not achieved we are obligated to refund or reduce a portion of our fees.

Under these arrangements, the revenue is deferred and recognized as the performance target is achieved and the applicable contingency is released as evidenced by written customer acceptance. All revenues are fixed and determinable and applicable service is rendered prior to recognition in the financial statements in accordance with SAB 104, Revenue Recognition.

Subscription and Implementation Fees

We follow the revenue recognition guidance prescribed in EITF 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, for our ASP-based solutions. Our customers are charged upfront fees for implementation and host subscription fees for access to web-based services. Our customers have access to our software applications while the data is hosted and maintained on our servers. Our customers do not take physical possession of the software applications. Revenue from monthly hosting arrangements and services is recognized on a subscription basis over the period in which our customer uses the product. Implementation fees are typically billed at the beginning of the arrangement and recognized as revenue over the greater of the subscription period or the estimated customer relationship period. We currently estimate the customer relationship period at four to five years for our ASP-based Revenue Cycle Management solutions. Contract subscription periods range from two to six years from execution.

Transaction Fees

We generate revenue from transactional-based service contracts. Revenue under these arrangements is recognized as services are performed and deliverables are provided, provided all other elements of SAB 104 are met.

Software-Related Fees

We license and market certain software products. Software revenues are derived from three primary sources: (i) software licenses, (ii) software support, and (iii) services, which include consulting,

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

implementation and training services. We recognize revenue for our software arrangements under the guidance of Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”).

We are unable to establish vendor-specific objective evidence (“VSOE”) for the license element of our software arrangements as the majority of our software licenses are for a term of one year. In addition, we are unable to establish VSOE for the service elements of our software arrangements as the prices vary or the elements are not sold separately. In the majority of our software arrangements, the service elements qualify for separate accounting under SOP 97-2 as the services do not involve significant production, customization, or modification, but entail providing services such as loading of software, training of customer personnel, and providing implementation services such as planning, data conversion, building simple interfaces, running test data, developing documentation, and software support. However, given that VSOE can not be determined for the separate elements of these arrangements, the entire arrangement fees are recognized ratably over the period in which the services are expected to be performed or over the software support period, whichever is longer, beginning with the delivery and acceptance of the software, provided all other revenue recognition criteria are met.

We have a limited number of arrangements in which certain service elements involve customization of the software. In these arrangements in which the service elements do not qualify for separate accounting as service transactions under SOP 97-2, the software license revenue is generally recognized together with the services revenue based on contract accounting prescribed by SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”) using a percentage of completion method.

Revenue from service elements sold independent of software arrangements, such as additional training or consulting, software support renewals, and other services, is recognized as services are performed under the guidance of SAB 104.

Combined Services

We may bundle certain of our service or product offerings into a single arrangement and market them as an enterprise deal. Our bundled service and product arrangements are generally sold as either software arrangements or service arrangements.

Our software arrangements generally include multiple deliverables or elements such as software licenses, software support, and services, which include consulting, implementation and training. Software arrangements are accounted for under the guidance provided by SOP 97-2 as described above under the description Software-Related Fees.

Service arrangements generally include multiple deliverables or elements such as group purchasing services, consulting services, and ASP based subscription and implementation services. Multi-element Service Arrangements are accounted for under the guidance provided by EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to the individual elements within the arrangement based on their relative fair values if sufficient objective and reliable evidence of fair value exists for each element of the arrangement. We establish objective reliable evidence of fair value for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a standalone arrangement. Revenue is then recognized for each element according to its revenue recognition methodology. If the total arrangement consideration is not fixed and determinable at the inception of the arrangement or if we are unable to establish objective and reliable evidence of fair value for each element of the arrangement, we collapse each element into a single unit of accounting and recognize revenue as services are delivered.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

The majority of our multi-element service arrangements that include group purchasing services are not fixed and determinable at the inception of the arrangement as the fee for the arrangement is earned as administrative fees are reported. As discussed previously in the revenue recognition footnote, administrative fees are not fixed and determinable until the receipt of vendor reports. For these multi-element service arrangements, we collapse each element into a single unit of accounting and recognize revenue as administrative fees are reported to us.

A limited number of multi-element service arrangements that include group purchasing services are fixed and determinable at the inception of the arrangement. In these few arrangements the customer pays a fixed fee for the entire arrangement and is entitled to receive all of the related administrative fees associated with their purchases through a 100% revenue share obligation. In these arrangements, we allocate the total arrangement fee to each element based on each element’s relative fair value. Under these arrangements, group purchasing service revenue is recognized ratably over the contractual term. Consulting revenue is recognized as services are performed and deliverables are provided. ASP-based subscription and implementation service revenue is recognized ratably over the subscription period or customer relationship period, whichever is longer.

Certain of our arrangements include performance targets. These performance targets generally relate to committed financial improvement to our customers from the use of our services and software. In the event the performance targets are not achieved we are obligated to refund or reduce a portion of our fees. We generally receive written customer acceptance as performance targets are achieved.

In multi-element service arrangements that involve performance targets, the amount of revenue recognized on a particular delivered element is limited to the lesser of (a) the amount otherwise allocable to that element based on using the relative fair value method, or (b) the allocable amount that is not contingent upon the delivery of additional elements or meeting other performance conditions. In all cases, revenue recognition is deferred on each element until the performance contingency has been removed and the related revenue is no longer at risk.

Loss Contracts

We may determine that certain fixed price contracts could result in a negative net realizable value. For any given arrangement, this results if and when we determine that it is both probable and reasonably estimable that the net present value of the arrangement consideration will fall below the net present value of the estimated costs to deliver the arrangement. If negative net realizable value results, we accrue for the estimated loss. For the years ended December 31, 2005, 2006, and 2007, we did not have any contracts with probable or estimable negative net realizable values.

Other

Other fees are primarily earned for our annual customer and vendor meeting. Fees for our annual meeting are recognized when the meeting is held and related obligations are performed.

Deferred Implementation Costs

We capitalize direct costs incurred during implementation of our ASP and certain of our software services. Such deferred costs are limited to the related nonrefundable implementation revenue. Deferred implementation costs are amortized over the expected period of benefit, which is the greater of the contracted subscription period or the customer relationship period. The current and long term portions of deferred implementation costs are included in “Prepaid expense and other current assets” and “Other assets,” respectively in the accompanying consolidated balance sheets.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

Property and Equipment

Property and equipment are stated at cost and include the capitalized portion of internal use product development costs. Depreciation of property and equipment (which includes amortization of capitalized internal use software) is computed on the straight-line method over the estimated useful lives of the assets which range from three to ten years. The building and related retail space,described in Note 6 under “Finance Obligation,” are amortized over the estimated useful life of 30 years on a straight-line basis.

We evaluate the impairment or disposal of our property and equipment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under SFAS No. 144, we evaluate the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to an asset disposal plan. Whenever the aforementioned indicators occur, recoverability is determined by comparing the net carrying value of an asset to its undiscounted cash flows. We recognized impairment charges to write down certain software assets in the years ended December 31, 2005, 2006, and 2007. See Note 2 for further details.

Product Development Costs

Our product development costs include expenses incurred prior to the application development stage or prior to technological feasibility being reached, and in the post-development or maintenance stage, and are expensed as incurred. Internal-use software development costs are capitalized in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). External-use software development costs are capitalized when the technological feasibility of a software product has been established in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to four years. We periodically evaluate the useful lives of our capitalized software costs.

Intangible Assets — Indefinite Life

For identified intangible assets acquired in business combinations, we allocate purchase consideration based on the fair value of intangible assets acquired in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”).

As of December 31, 2005, 2006, and 2007, intangible assets with indefinite lives consist of goodwill and a trade name. See Note 3 for further details.

We account for our intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, we do not amortize goodwill or intangible assets with indefinite lives. We perform an impairment test of these assets annually. See Note 3 for further details of this process. If the carrying value of the assets is deemed to be impaired, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

We did not recognize any goodwill or indefinite-lived intangible asset impairments in the periods ending December 31, 2005, 2006, and 2007.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

Intangible Assets — Definite Life

The intangible assets with definite lives are comprised of our customer base, developed technology, employment agreements, non-compete agreements and certain tradename assets. See Note 4 for further details.

Intangible assets with definite lives are amortized over their estimated useful lives. We evaluate the useful lives of our intangible assets with definite lives on an annual basis. Costs related to our customer base are amortized over the period and pattern of economic benefit that is expected from the customer relationship. Customer base intangibles have estimated useful lives that range from five years to fourteen years. Costs related to developed technology are amortized on a straight-line basis over a useful life of three to seven years. Costs related to employment agreements and non-compete agreements are amortized on a straight-line basis over the life of the respective agreements. Costs associated with definite-lived trade names are amortized over the period of expected benefit of two to three years.

We evaluate indefinite-lived intangibles for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

We recognized an impairment of in-process research and development that had been acquired as part of the XactiMed, Inc. acquisition on May 18, 2007 and the Avega Health Systems, Inc. acquisition on January 1, 2006. The impairments approximated the value of the purchase price assigned to the in-process research and development asset in conjunction with the acquisitions. See Note 5 for description of the acquisition and subsequent impairment. We also impaired customer base and developed technology assets related to a 2005 acquisition during the year ended December 31, 2006. See Note 4 for further details on this impairment.

Deferred Revenue

Deferred revenue consists of unrecognized revenue related to advanced customer invoicing or customer payments received prior to revenue being realized and earned. Substantially all deferred revenue consists of (i) deferred administrative fees, (ii) deferred service fees (iii) deferred software and implementation fees, and (iv) other deferred fees, including receipts for our annual meeting prior to the event.

Deferred administrative fees arise when cash is received from vendors prior to the receipt of vendor reports. Vendor reports provide detail to the customer’s purchases and prove that delivery of product or service occurred. Administrative fees are also deferred when reported fees are contingent upon meeting a performance target that has not yet been achieved (see Revenue Recognition — Combined services).

Deferred service fees arise when cash is received from customers or upon advanced customer invoicing, prior to delivery of service. When the fees are contingent upon meeting a performance target that has not yet been achieved, the service fees are either not invoiced or are deferred on our balance sheet.

Deferred software and implementation fees include (i) software license fees which result from undelivered products or specified enhancements, acceptance provisions, or software license arrangements that lack VSOE and are not separable from implementation, consulting, or other services; (ii) software support fees which represent customer payments made in advance for annual software support contracts; and (iii) implementation fees that are received at the beginning of a subscription contract. These fees are deferred and amortized over the expected period of benefit, which is the greater of the contracted subscription period or the customer relationship period. Software and implementation fees are also deferred when the fees are contingent upon meeting a performance target that has not yet been achieved.

For the years ended December 31, 2006 and 2007, deferred revenues recorded that are contingent upon meeting performance targets were $2,840,000 and $3,452,000, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the deferred revenue categories and balances as of:

	December 31,
	2006	2007
	(In thousands)

Software and implementation fees	$12,799	$11,082
Service fees	5,449	7,266
Administrative fees	4,740	2,914
Other fees	835	1,758

Deferred revenue, total	23,823	23,020
Less: Deferred revenue, current portion	(20,605)	(19,791)

Deferred revenue, non-current portion	$3,218	$3,229

Revenue Share Obligation and Rebates

We accrue obligations and rebates for certain customers according to (i) our revenue share program and (ii) our vendor rebate programs.

Revenue Share Obligation

Under our revenue share program, certain hospital and health system customers receive revenue share payments. These obligations are accrued according to contractual agreements between the GPO and the hospital and healthcare customers as the related administrative fee revenue is recognized. See description of this accounting treatment under “Administrative Fees” in the “Revenue Recognition” section.

Vendor Rebates

We receive rebates pursuant to the provisions of certain vendor agreements. The rebates are earned by our hospitals and health system customers based on the volume of their purchases. We collect, process, and pay the rebates as a service to our customers. Substantially all the vendor rebate programs are excluded from revenue. The vendor rebates are accrued for active customers when we receive cash payments from vendors.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2005, 2006, and 2007 was $1,812,000, $1,901,000, and $2,103,000, respectively.

Concentration of Credit Risk

Revenue is earned primarily in the United States. The Company reviews the allowance for doubtful accounts based upon the credit risk of specific customers, historical experience and other information. An allowance for doubtful accounts is established for accounts receivable estimated to be uncollectible and is adjusted periodically based upon management’s evaluation of current economic conditions, historical experience and other relevant factors that, in the opinion of management, deserve recognition in estimating such allowance. Accounts receivable deemed to be uncollectable are subsequently written down utilizing the allowance for doubtful accounts.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

Share-Based Compensation (Note 10)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), Share-Based Payment. This statement requires companies to recognize the cost (expense) of all share-based payment transactions in the financial statements. We expense employee share-based compensation using fair value based measurement over an appropriate requisite service period on an accelerated basis. Share-based payments to non-employees must be expensed based on the fair value of goods or services received, or the fair value of the equity instruments issued, whichever is more evident. We record this non-employee share-based compensation at fair value at each reporting period or until the earlier of (i) the date that performance by the counterparty is complete or the date that the counterparty has committed to performance or (ii) the awards are fully vested. We generally base the fair value of our stock awards on the appraised or publicly traded market value of our common stock.

We adopted the provisions of SFAS No. 123(R) effective January 1, 2006 under the “prospective” method. Under this treatment method, we only applied the provisions of SFAS No. 123(R) to share-based payments granted or modified on or subsequent to January 1, 2006.

For the year ended December 31, 2005, we measured non-cash compensation expense for our employee share-based compensation plans using the intrinsic value method in accordance with the provisions of Accounting Principles Board Statement No. 25, Accounting for Stock Issued to Employees (“APB 25”) and provided pro forma disclosures of net income and net income per share as if a fair value-based method had been applied in measuring compensation expense in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”).

Derivative Financial Instruments

Derivative instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 133 requires companies to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. See Note 15 for further discussion regarding our outstanding derivative financial instruments.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Income tax expense is comprised of the tax payable for the period and the change in deferred income tax assets and liabilities during the period. A valuation allowance for deferred tax assets is recorded when it is more likely than not that the benefit from the deferred tax asset will not be realized.

Basic and Diluted Net Income and Loss Per Share

Basic net income or loss per share is calculated in accordance with SFAS No. 128, and EITF Issue No. 03-06, Participating Securities and the Two-Class Method Under SFAS No. 128 for the years ended December 31, 2005, 2006 and 2007. Basic earnings per share (“EPS”) is calculated using the weighted- average common shares outstanding in 2005, 2006 and 2007 under the two-class method. The two-class method required that we include in our basic EPS calculation when dilutive, the effect of our convertible preferred stock as if that stock were converted into commons shares. The convertible preferred shares were not included in our basic EPS calculation when the effect of inclusion was antidilutive. On December 18, 2007, we closed on the Initial Public Offering of our common stock, effectively converting all convertible preferred shares held to common shares. We had no preferred shares outstanding as of December 31, 2007.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would result in the reduction of a loss or the increase in income per share. For purposes of this calculation, our stock options and stock warrants are considered to be potential common shares and are only included in the calculation of diluted EPS when the effect is dilutive.

The shares used to calculate basic and diluted EPS represent the weighted-average common shares outstanding. Our preferred shareholders had the right to participate with common shareholders in the dividends and unallocated income. Net losses were not allocated to the preferred shareholders. Therefore, when applicable, basic and diluted EPS were calculated using the two-class method as our convertible preferred shareholders had the right to participate, or share in the undistributed earnings with common shareholders. Diluted net loss per common share is the same as basic net loss per share for the years ended December 31, 2006 and 2007 since the effect of any potentially dilutive securities was excluded as they were anti-dilutive due to our net loss attributable to common stockholders.

With the conversion of all participating preferred stock to common stock, we are no longer contractually obligated to pay the associated accrued preferred dividends, and all rights to accrued and unpaid preferred dividends were terminated by the former preferred stock shareholders. Since the preferred stock has converted to common and the associated preferred dividends are no longer being accrued, we have presented basic and diluted EPS both inclusive and exclusive of these dividends (See Note 12).

Recent Accounting Pronouncements

How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement.

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation) (“EITF No. 06-03”). EITF No. 06-03 provides that the presentation of any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs of revenues) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed in accordance with Accounting Principles Board (APB) Opinion No. 22, Disclosure of Accounting Policies. EITF No. 06-03 became effective in our first fiscal quarter of 2007. We currently record such taxes on a net basis. The adoption of EITF No. 06-03 did not have a significant impact on our financial positions, results of operation or cash flows.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. Based on its implementation guidance, we adopted the provisions of FIN 48 on January 1, 2007. The adoption of this standard required us to derecognize deferred tax assets of $1,002,000 related to uncertain tax positions and recognize a deferred tax liability of $314,000. The cumulative impact of $1,316,000 was a reduction in our retained earnings for the year ended December 31, 2007. See Note 11 for a discussion of the impact of FIN 48 on current year tax positions.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB No. 108). SAB No. 108 was issued to provide guidance on how to quantify the effects of prior year financial statement misstatements in current year financial statements.

SAB No. 108 establishes the Dual Approach Method for quantification of financial statement misstatements based upon the effects of the misstatements on each of the company’s financial statement and the related financial statement disclosures. The Dual Approach combines the two most widely used methods of quantifying such misstatements, the Roll Over Approach and the Iron Curtain Approach. The Roll Over Approach quantifies a misstatement based on the amount of the error originating in the current year income statement, ignoring the effects of correcting the prior year error still residing in the current year balance sheet. The Iron Curtain Method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the year of origin. The Dual Approach Method requires quantification of the effect of correcting both the current year income statement misstatement (Roll Over) and the effect of correcting the current year balance sheet misstatement (Iron Curtain). SAB No. 108 also provides guidance for disclosure.

SAB No. 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB No. 108 on December 31, 2006. The adoption had no effect on our consolidated financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”) which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. All valuation adjustments will be recognized as cumulative-effect adjustments to the opening balance of retained earnings for the fiscal year in which SFAS 157 is initially applied. In December 2007, the FASB provided a one year deferral of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually. We will adopt SFAS 157 on January 1, 2008, for our financial assets and liabilities, which primarily consist of derivatives we record in accordance with SFAS 133, and on January 1, 2009, for our non-financial assets and liabilities. For our financial assets and liabilities, we expect that our adoption of SFAS 157 primarily impacts our disclosures and does not have a material impact on our consolidated results of operations, cash flows and financial position. We are currently evaluating the impact with respect to our non-financial assets and liabilities.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits all entities to choose to measure at fair value, eligible financial instruments and certain other items that are not currently required to be measured at fair value. The election to measure eligible instruments at fair value can be done on an instrument by instrument basis, is irrevocable and can only be applied to the entire instrument. Changes in fair value for subsequent measurements will be recognized as unrealized gains or losses in earnings at each subsequent reporting date. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of SFAS No. 159 on our consolidated financial statements.

Stock Splits (Notes 9 and 10)

In November 2007, our Board of Directors (the “Board”) approved a 1-for-1.25 reverse stock split of the Company’s outstanding common stock. The reverse stock split also applied to the conversion ratios for the Company’s preferred stock, outstanding stock options and warrants. All share and per share information included in these consolidated financial statements have been adjusted to reflect the reverse stock split, and all references to the number of common shares and the per share common share amounts have been restated to give retroactive effect to the reverse stock split for all periods presented.

In December 2006, our Board approved a 1-for-2,000 reverse stock split of the Company’s outstanding shares of common stock. The reverse stock split became effective on December 26, 2006, but was subsequently superseded by a 2000-for-1 stock split that occurred in May 2007.

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	December 31,
	2006	2007
	(In thousands)

Land	$1,200	$1,200
Buildings (Note 6)	7,700	8,821
Furniture and fixtures	2,862	4,423
Computers and equipment	10,196	13,718
Leasehold improvements	943	5,678
Software (internal use)	11,363	16,186

	34,264	50,026
Accumulated depreciation and amortization	(10,770)	(17,536)

Property and equipment, net	$23,494	$32,490

We classify capitalized costs of software developed for internal use in property and equipment. Costs capitalized for software to be sold, leased or otherwise marketed are classified as Other assets. Software acquired in a business combination is classified as a developed technology intangible asset. Capitalized costs of software developed for internal use during the years ended December 31, 2006 and 2007 amounted to approximately $5,184,000 and $4,739,000, respectively. Accumulated amortization related to capitalized costs of software developed for internal use was approximately $4,122,000 and $7,605,000 at December 31, 2006 and 2007, respectively.

For the years ended December 31, 2005, 2006, and 2007, we recognized impairment charges of $368,000, $248,000, and $9,000, respectively, related to the write down of software tools that we were not able to utilize. We had no other impairment charges related to property and equipment during the years ended December 31, 2005, 2006 and 2007.

Capitalized costs of software developed for external use are classified as Other assets in our consolidated balance sheet. Capitalized costs of software developed for external use during the years ended December 31, 2006 and 2007 amounted to approximately $1,514,000 and $3,095,000, respectively. Accumulated amortization related to capitalized costs of software developed for internal use was approximately $85,000 and $449,000 at December 31, 2006 and 2007, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

During the years ended December 31, 2005, 2006 and 2007, we recognized approximately zero, $85,000 and $354,000, respectively in cost of revenue related to amortization of software developed for external use.

3.	GOODWILL AND INDEFINITE LIFE ASSETS

Goodwill and indefinite life assets consist of the following as of:

	December 31,
	2006	2007
	(In thousands)

Indefinite Life Intangibles:
Goodwill, net	$133,884	232,822
Tradename	1,029	1,029

	$134,913	233,851

The changes in goodwill and indefinite life assets are summarized as follows, consolidated and by segment (“RCM” is our Revenue Cycle Management segment and “SM” is our Spend Management segment), for the years ended December 31, 2005, 2006, and 2007 (in thousands):

	Consolidated	RCM	SM

Balance, December 31, 2005	$74,305	$4,842	$69,463
Acquisition of Avega (Note 5)	44,495	44,495	—
Acquisition of Inobis (Note 5)	3,541	—	3,541
Acquisition of Shared Services (Note 5)	11,838	—	11,838
Acquisition of Dominic & Irvine (Note 5)	1,549	—	1,549
Insource acquisition purchase accounting adjustment (Note 11)	(1,587)	—	(1,587)
Aspen acquisition purchase accounting adjustment	(257)	—	(257)

Balance, December 31, 2006	$133,884	$49,337	$84,547
Acquisition of XactiMed (Note 5)	35,159	35,159	—
MDSI acquisition purchase accounting adjustment (Note 5)	174	—	174
Acquisition of MD-X (Note 5)	63,605	63,605	—

Balance, December 31, 2007	$232,822	$148,101	$84,721

In 2007, we adjusted Goodwill related to the acquisition of Medical Data Specialist, Inc., or “MDSI,” relating to the removal of certain contingencies called for in the purchase agreement. We paid cash of approximately $7,000 and issued 16,000 shares of common stock with a fair market value of approximately $167,000 to finalize the purchase price.

In 2006, we adjusted Goodwill related to the acquisition of Insource as the result of a deferred tax asset valuation allowance adjustment. See Note 11 for additional information. We also adjusted goodwill related to the acquisition of Aspen Acquisition LLC related to the forfeiture of certain cash and stock issued to the seller at the original acquisition date.

We acquired a tradename with a fair value of $1,029,000 as part of our acquisition of Dominic & Irvine, LLC in 2006. See Note 5 for further discussion of this acquisition. We classified the tradename as an indefinite-lived intangible asset at December 31, 2006 as we intend to perpetually utilize the tradename for our brand marketing.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

4.	OTHER INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Net
		(In thousands)

December 31, 2006
Customer base	9 years	$78,477	$(43,645)	$34,832
Developed technology	5 years	12,486	(7,244)	5,242
Employment agreements	2 years	448	(175)	273
Beneficial lease	1.5 years	322	(193)	129
Tradename	2 years	1,192	(553)	639

	8 years	$92,925	$(51,810)	$41,115

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Net
		(In thousands)

December 31, 2007
Customer base	9 years	$98,089	$(53,836)	$44,253
Developed technology	5 years	18,380	(3,783)	14,597
Employment agreements	3 years	224	(82)	142
Non-compete agreements	3 years	1,054	(233)	821
Tradename	3 years	3,111	(1,462)	1,649

	8 years	$120,858	$(59,396)	$61,462

In 2006, we recognized an impairment charge of $274,000 to write down customer base and developed technology assets related to the MDSI acquisition in 2005. See Note 5 for further discussion of this acquisition. We impaired the intangible assets after management evaluation determined that the assets would no longer be utilized.

We acquired tradenames with a fair value totaling $1,299,000 and $620,000 as part of the acquisitions of MD-X Solutions, Inc on July 2, 2007 and XactiMed, Inc on May 18, 2007. See Note 5 for further discussion regarding these acquisitions. We estimated that the acquired tradenames would only be utilized for three years, and classified the values as definite-lived intangible assets as of December 31, 2007. We recognized $344,000 in related amortization expense during the year ended December 31, 2007.

We acquired tradenames with a fair value totaling $1,192,000 as part of the acquisitions of Avega Health Systems, and Shared Services Healthcare, Inc. in 2006. See Note 5 for further discussion regarding these acquisitions. We estimated that these acquired tradenames would only be utilized for two and three years respectively, and classified their value as definite-lived intangible assets as of December 31, 2006. We recognized $564,000 in related amortization expense during the year ended December 31, 2007.

During the years ended December 31, 2005, 2006 and 2007, we recognized approximately $7,827,000, $12,398,000, and $16,571,000, respectively in amortization expense, inclusive of amounts charged to cost of

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

revenue for amortization of external-use acquired developed technology, related to definite-lived intangible assets. Future amortization expense of definite-lived intangibles as of December 31, 2007, is as follows:

Amount
(In thousands)

2008	$16,043
2009	13,278
2010	9,928
2011	7,296
2012	5,366
Thereafter	9,551

$61,462

5.	ACQUISITIONS

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of all or our acquisitions in 2005, 2006 and 2007, respectively (in thousands):

				Shared
	MD-X	XactiMed	D&I	Services	Inobis	Avega	MDSI	Med-Data
	July 2,	May 18,	November 1,	February 28,	February 15,	January 1,	October 31,	July 18,
	2007	2007	2006	2006	2006	2006	2005	2005

Current assets	$6,050	$3,841	$387	$39	$172	$3,423	$66	$942
Property and equipment	1,002	457	99	79	28	673	7	55
Other long term assets	50	82	—	14	—	—	—	60
Goodwill	63,605	35,159	1,549	11,838	3,541	44,495	403	1,414
Intangible assets	20,120	17,992	2,574	5,202	523	28,990	340	2,173

Total assets acquired	90,827	57,531	4,609	17,172	4,264	77,581	816	4,644
Current liabilities	2,112	1,499	337	258	305	12,321	63	1,176
Other long term liabilities	9,041	5,611	10	—	—	216	—	90

Total liabilities assumed	11,153	7,110	347	258	305	12,537	63	1,266

Total purchase price	$79,674	$50,421	$4,262	$16,914	$3,959	$65,044	$753	$3,378

Significant Acquisitions

MD-X Acquisition

On July 2, 2007, we acquired all of the outstanding common stock of MD-X Solutions, Inc, MD-X Services, Inc., MD-X Strategies, Inc. and MD-X Systems, Inc. (aggregately referred to as “MD-X”) for an approximate purchase price of $79,674,000. We paid approximately $69,981,000 in cash inclusive of $871,000 in acquisition-related costs and we issued 552,282 shares of Series J Preferred Stock valued at approximately $9,693,000. In connection with the determination of the final purchase price, we have recorded a receivable of approximately $1,000,000 due from the sellers as of December 31, 2007 to reflect the final working capital adjustment as defined by the purchase agreement. The final purchase price and cash consideration paid described above have been adjusted to reflect this $1,000,000 working capital adjustment. See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. MD-X’s results of operations are included in our consolidated statement of operations for all periods subsequent to the acquisition date of July 2, 2007.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

MD-X services hospitals with a variety of products designed to improve the efficiency of a hospital’s revenue cycle specifically in the accounts receivable area and capture lost revenues due to unauthorized discounts and denied insurance claims. The MD-X products are primarily service oriented but include a software element that either interfaces directly with the client hospital or is used internally to support MD-X’s service offerings. The primary strategic reason for this acquisition was to expand the MedAssets revenue cycle management service offering to include accounts receivable billing, collection and denials management services which we believe would be attractive to our existing customer base. As a result of these factors, combined with a highly competitive sales auction for MD-X, the purchase price paid to MD-X’s shareholders reflects a premium relative to the value of identifiable assets.

Acquired intangible assets totaling $20,120,000 have a weighted average useful life of approximately six years. These assets include developed technology of $4,217,000 (one-year weighted-average useful life), customer base of $14,182,000 (five-year weighted-average useful life), trade name of $1,299,000 (weighted-average useful life of less than one year), non-compete agreements of $422,000 (weighted-average useful life of less than one year). None of the $63,605,000 of goodwill is expected to be deductible for tax purposes.

XactiMed, Inc. Acquisition

On May 18, 2007, through our wholly owned subsidiary XactiMed Acquisition LLC, we acquired all the outstanding stock of XactiMed, Inc. (“XactiMed”) for approximately $21,281,000 in cash (including $867,000 in acquisition related costs) and issued Series I Preferred Stock valued at approximately $29,140,000 for a total purchase price of $50,421,000. See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. XactiMed is a provider of web-based revenue cycle solutions that help hospitals and health systems reduce the cost of managing the revenue cycle in the area of claims processing and case management consulting. XactiMed’s results of operations are included in our consolidated statement of operations for all periods subsequent to the acquisition date of May 18, 2007.

The primary strategic reason for this acquisition was to expand the MedAssets revenue cycle management service offering to include claims processing and denials management, which we believed would be attractive to our existing customer base. Although several companies have a denials management solution, XactiMed was one of only a small number of companies with a large-scale, industry-recognized claims management service offering. As a result of these factors, combined with a highly competitive sales auction for XactiMed, the purchase price paid to XactiMed’s shareholders reflects a premium relative to the value of identifiable assets.

Acquired intangible assets totaling $17,992,000 have a weighted average useful life of approximately five years. These assets include developed technology of $8,777,000 (two-year weighted-average useful life), customer base of $6,800,000 (three-year weighted-average useful life), trade name of $620,000 (one-year weighted-average useful life), non-compete agreements of $600,000 (one-year weighted-average useful life), and in-process research and development (“IPR&D”) of $1,195,000. None of the $35,159,000 of goodwill is expected to be deductible for tax purposes.

In the second quarter of 2007, we recognized an impairment charge of $1,195,000, which represented XactiMed’s IPR&D projects that had not reached a point where the related product or products were available for general release and had no alternative future use as of the acquisition date. The value assigned to this IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products and estimating and discounting the net cash flows resulting from the projects when completed.

The fair value of the service obligation assumed from XactiMed represents our acquired commitment to provide continued ASP software and services for customer relationships that existed prior to the acquisition

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

whereby the requisite service period has not yet expired. The estimated fair value of the obligation and other future services was determined utilizing a cost build-up approach, which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that we would be required to pay a third party to assume the service obligation. The estimated costs to fulfill the obligation were based on the historical direct costs related to providing the related services. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. As a result of allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of XactiMed’s May 18, 2007 deferred revenue by approximately $3,156,000 to an amount representing our estimate of the fair value of service obligation assumed.

Avega Health Systems, Inc. Acquisition

On January 1, 2006, we acquired all of the outstanding stock of Avega Health Systems, Inc. (“Avega”) for approximately $53,419,000 in cash (including approximately $711,000 in acquisition costs) and issued Series H Preferred Stock valued at approximately $11,625,000 for a total purchase price of $65,044,000. Avega is a provider of decision support software and services to the healthcare industry. See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Avega’s results of operations are included in our consolidated statement of operations for all periods subsequent to the acquisition date of January 1, 2006.

The Company acquired Avega Health Systems to add hospital budgeting, cost accounting, and revenue payor contract management capabilities to our suite of solutions. Specifically, in late 2005 and early 2006, the Company’s strategic plan focused on building the Company’s product capability (versus service capability) and the Company’s ability to link hospital-based supply chain costs with revenues. Avega Health Systems was identified as a company with industry-recognized products that could help achieve both of these strategic goals. In addition, we acquired Avega in a highly competitive sales process, which resulted in a high valuation relative to the value of identifiable assets.

Acquired intangible assets totaling $28,990,000 have a weighted average useful life of approximately 11 years. These assets include developed technology of $3,900,000 (one-year weighted-average useful life), customer base of $19,800,000 (ten-year weighted-average useful life), trade name of $1,000,000 (weighted-average useful life of less than one year), beneficial lease of $290,000 (weighted-average useful life of less than one year), and IPR&D of $4,000,000. All of the $44,495,000 of goodwill is expected to be deductible for tax purposes.

In the first quarter of 2006, we recognized an impairment charge of $4,000,000, which represented Avega’s IPR&D projects that had not reached a point where the related product or products were available for general release and had no alternative future use as of the acquisition date. The value assigned to this IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products and estimating and discounting the net cash flows resulting from the projects when completed.

The fair value of the service obligation assumed from Avega represents our acquired commitment to provide continued software and services for customer relationships that existed prior to the acquisition whereby the requisite service period has not yet expired. The estimated fair value of the obligation and other future services was determined utilizing a cost build-up approach, which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that we would be required to pay a third party to assume the service obligation. The estimated costs to fulfill the obligation were based on the historical direct costs related to providing the related services. We did not include any costs associated with selling efforts or research and development. As a result of allocating the acquisition purchase price, we recorded an adjustment to reduce the

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

carrying value of Avega’s January 1, 2006 deferred revenue by approximately $5,600,000 to an amount representing our estimate of the fair value of service obligation assumed.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of MedAssets and significant acquired companies (MD-X, XactiMed, and Avega) on a pro forma basis as though the companies had been combined as of the beginning of each period and related comparable period from the period of acquisition.

In 2007, such pro forma results are exclusive of $4,300,000 of certain non-recurring expenses related to legal and accounting fees and one-time special employee bonuses paid in connection with the MD-X and XactiMed acquisitions. In addition, the pro forma results for the years ended December 31, 2006 and 2007 below exclude $6,102,000 and $1,688,000, respectively, of non-acquisition related interest from the financing of our October 2006 and August 2007 dividend payments that would have been incurred had such financing been secured as of January 1, 2006. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Net revenue	$119,894	$177,943	$209,547
Net income (loss)	9,551	(300)	5,254
Preferred stock dividends and accretion	(15,240)	(17,173)	(17,092)
Net (loss) attributable to common stockholders	(5,689)	(17,473)	(11,838)
Basic and diluted net (loss) per share attributable to common stockholders	$(.83)	$(2.00)	$(.91)

Other Acquisitions

Dominic and Irvine Acquisition

On November 1, 2006, we, through our wholly owned subsidiary MedAssets Supply Chain Systems, LLC, acquired certain assets and liabilities of Dominic and Irvine, LLC (“D&I”) for approximately $4,262,000 in cash (including approximately $262,000 in estimated acquisition costs). D&I is a provider of market research services in the healthcare industry. See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. The results of operations of D&I are included in our consolidated statement of operations for all periods subsequent to the acquisition date of November 1, 2006.

The asset purchase agreement includes provisions for additional acquisition consideration contingent on earn-out thresholds defined in the agreement. Any additional consideration issued prior to the end date of the earn-out will result in an adjustment to the purchase price and will be allocated to the intangible assets of D&I. From the purchase date through the year ended December 31, 2006, no additional consideration had been issued.

The Company acquired certain assets and liabilities of D&I in order to build the Company’s capital equipment group buy capabilities. Specifically, D&I had the capability to conduct market research for hospitals to determine the future capital equipment spending. With this market knowledge, the Company is able to develop new capital equipment group buy programs to generate discounts for our existing customers. As part

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

of our capital equipment strategy, the Company desired to own this proprietary capability and considered it of significant strategic importance resulting in a purchase price in excess of the value of identifiable assets.

Acquired intangible assets totaling $2,574,000 have a weighted average useful life of approximately eight years. The intangible assets that make up that amount include developed technology of $224,000 (one year weighted-average useful life), customer base of $1,097,000 (eight-year weighted-average useful life), an employment agreement of $224,000 (weighted-average useful life of less than one year) and an indefinite lived tradename of $1,029,000. All of the $1,549,000 of goodwill is expected to be deductible for tax purposes.

Shared Services Healthcare, Inc. Acquisition

On February 28, 2006, we, through our wholly owned subsidiary Savannah Acquisition LLC, acquired certain assets and liabilities of Shared Services Healthcare, Inc. (“Shared Services”) for approximately $16,914,000 in cash (including approximately $134,000 in acquisition costs). See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Shared Services’ results of operations are included in our consolidated statement of operations for all periods subsequent to the acquisition date of February 28, 2006 Shared Services is a provider of supply chain contracting and consulting services to the healthcare industry. Prior to its acquisition, Shared Services was an affiliate-partner with our supply chain business. As such, we had access to Shared Services’ customer purchases, and the customers in turn were able to utilize our purchase contracts. We compensated Shared Services mainly through revenue share generated from these customer purchases. No settlement gain or loss was realized from the preexisting relationship.

The Company acquired certain assets and liabilities of SSH for several strategic reasons. Specifically, SSH was an exclusive marketing partner for MedAssets Supply Chain Systems in the Southeastern U.S. By acquiring SSH, the Company is better able to directly control our primary sales and marketing channel. In addition, through the partnership with SSH, the Company’s sales, contracting, and implementation teams established significant and meaningful working relationships with SSH employees, which better facilitated successful customer implementations and cost savings. The purchase price paid to SSH was high relative to precedent industry transactions and the value of identifiable assets given the scarcity value of the asset and the fact that SSH was owned by hundreds of hospitals.

Acquired intangible assets totaling $5,202,000 have a weighted average useful life of approximately 11 years. The intangible assets that make up that amount include customer base of $5,010,000 (11-year weighted-average useful life), and tradename of $192,000 (weighted-average useful life of less than one year). All of the $11,838,000 of goodwill is expected to be deductible for tax purposes.

Inobis, LLC Acquisition

On February 15, 2006, we, through our wholly owned subsidiary MedAssets Analytical Services, LLC, acquired certain assets and liabilities of Inobis, LLC (“Inobis”) for approximately $3,959,000 in cash (including approximately $158,000 in acquisition costs). Inobis is a provider of supply chain consulting and technology services to the healthcare industry. See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. The results of operations of Inobis are included in our consolidated statement of operations for all periods subsequent to the acquisition date of February 15, 2006.

Acquired intangible assets totaling $523,000 have a weighted average useful life of approximately six years. The intangible assets that make up that amount include developed technology of $362,000 (three-year weighted-average useful life) and customer base of $161,000 (three-year weighted-average useful life). All of the $3,541,000 of goodwill is expected to be deductible for tax purposes.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

The Company acquired certain assets and liabilities of Inobis for several strategic reasons. First, Inobis was a direct competitor and was in the process of being marketed to several of our competitors. In order to give our subsidiary MedAssets Analytical Systems the size (number of customers, annual revenues) to have broader market and customer credibility, we acquired Inobis. In addition, Inobis’ historical strengths complemented our in-house capabilities. MedAssets paid a relatively high valuation as compared to identifiable assets for Inobis given the competitive process under which Inobis was being marketed.

Medical Data Specialist, Inc. Acquisition

On October 31, 2005, we, through our wholly owned subsidiary MDSI Acquisition, LLC, acquired certain assets and liabilities of Medical Data Specialist, Inc. (“MDSI”) for approximately $487,000 in cash (including approximately $35,000 in acquisition costs) and issued common stock valued at $92,000 for the total purchase price of $579,000. See Note 10 for further discussion of this stock issuance. MDSI is a provider of supply chain and technology services to the healthcare industry. See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. The results of operations of MDSI are included in our consolidated statement of operations for all periods subsequent to the acquisition date of October 31, 2005.

The asset purchase agreement included provisions to withhold approximately $20,000 in cash and common stock valued at approximately $46,000 at the acquisition date. In June 2007, the contingent events defined in the purchase agreement were achieved and we paid an additional $174,000 in purchase consideration to the former owners of MDSI. We paid approximately $7,000 in cash and issued 16,000 shares of our common stock valued at approximately $167,000. The additional consideration resulted in an adjustment to the purchase price and was allocated to the goodwill of MDSI. The contingent events defined in the purchase agreement have been satisfied and we are no longer obligated to pay additional consideration related to this acquisition.

The adjusted total purchase price of MDSI, taking into account this additional contingent consideration paid as of June 30, 2007, was $753,000, consisting of $494,000 in cash (including $35,000 of acquisition costs) and issued common stock valued at $259,000.

Acquired intangible assets totaling $340,000 have a weighted average useful life of approximately five years. The intangible assets that make up that amount include developed technology of $160,000 (two-year weighted-average useful life) and customer base of $180,000 (three-year weighted-average useful life). All of the $404,000 of goodwill is expected to be deductible for tax purposes.

MDSI was acquired to enhance the product and service delivery capabilities of MedAssets Analytical Systems. MDSI’s culture was complimentary to that of MedAssets Analytical Systems.

Med-Data Acquisition

On July 18, 2005, we, through our wholly owned subsidiary Project Metro Acquisition, LLC, acquired certain assets and liabilities of Med-Data Management, Inc. (“Med-Data”) for approximately $3,378,000 in cash (including approximately $144,000 in acquisition costs). Med-Data is a provider of revenue cycle and chargemaster management consulting and software services to the healthcare industry. See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. The results of operations of Med-Data are included in our consolidated statement of operations for all periods subsequent to the acquisition date of July 18, 2005.

The asset purchase agreement included provisions for additional acquisition consideration contingent on earn-out thresholds defined in the agreement. Any additional consideration issued will result in an adjustment to the purchase price and will be allocated to the intangible assets of Med-Data. From the purchase date through the year ended December 31, 2006 and 2005, respectively, no additional consideration had been

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

issued. The earn-out period ended on June 30, 2007 and no additional consideration is due based on our calculations of the earn-out criteria. The calculation of the earn-out amount was delivered to the former owner of Med-Data on September 25, 2007. Under the terms of the Asset Purchase Agreement, the former owner had thirty days to dispute the Company’s calculation. The maximum earn out payable under the Asset Purchase Agreement is $4,000,000. In November 2007, the former owner of Med-Data filed a complaint against us alleging that we failed to act in good faith with respect to the operation of the Med-Data business subsequent to the acquisition. We are vigorously defending ourselves against this claim and currently cannot estimate any probable outcome (see note 7).

Acquired intangible assets totaling $2,173,000 have a weighted average useful life of approximately six years. The intangible assets that make up that amount include developed technology of $900,000 (two-year weighted-average useful life), customer base of $1,049,000 (four-year weighted-average useful life), and employment agreements of $224,000 (one-year weighted-average useful life). All of the $1,414,000 of goodwill is expected to be deductible for tax purposes.

The Company acquired Med-Data Management to expand its revenue cycle capabilities to include a product and service focused on the smaller hospital market. In addition, Med-Data has industry and hospital charge description master product knowledge. The Company intends to use this knowledge, combined with our current product and product knowledge, to develop a next generation charge description master management tool.

6.	NOTES PAYABLE

Notes payable are summarized as follows as of:

	December 31,
	2006	2007
	(In thousands)

Notes payable — senior	$170,000	$197,548
Other	764	736

	170,764	198,284
Less: current portions	(1,916)	(2,020)

	$168,848	$196,264

Interest paid during the years ended December 31, 2005, 2006 and 2007 was approximately $5,406,000, $9,464,000 and $19,133,000, respectively.

Future maturities of principal of notes payable as of December 31, 2007 are as follows:

Amount
(In thousands)

2008	$2,020
2009	2,256
2010	2,182
2011	2,251
2012	1,993
Thereafter	187,582

$198,284

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

Current Credit Facility

On December 18, 2007 we closed on our Initial Public Offering of common stock and received $216,574,000 (net of offering costs) in proceeds and subsequently paid down $120,000,000 of our term loan facility on the same date. We incurred no prepayment penalties or extinguishment charges with respect to this prepayment. As of December 31, 2007, our term loan facility outstanding under our credit agreement, as amended, was approximately $197,548,000. Due to the prepayment, our principal reduction payments were recalculated to be equal payments of approximately $498,000 (each representing 0.25% of the loan) and will be paid quarterly throughout the term beginning March 31, 2008, with a balloon payment due at maturity or October 23, 2013.

Interest payments are calculated at the current London Inter-bank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin was 2.50% at December 31, 2007. The base LIBOR rate was swapped for a fixed rate of 4.98% and 5.36% on a notional amount of the debt in November 2006 and again in July 2007, respectively. See Note 14. Our effective interest rates on the notional $80,000,000 and $75,000,000 term loan portions hedged at December 31, 2007 were 7.48% and 7.86%, respectively. The applicable interest rate on the unhedged portion of our term loan was 7.39% at December 31, 2007.

We are required to prepay the additional debt based on a percentage of free cash flow generated in each preceding fiscal year. Additionally in December 2007, we exercised the accordion feature of the facility and amended the amounts available under the revolving credit facility by $50,000,000, increasing the capacity of the revolving credit facility to $110,000,000. We also recorded an additional $175,000 of debt issuance costs in relation to the accordion and are amortizing these costs over the life of the revolver, or through October 2013. No amounts were drawn on the revolving credit facility and $109,000,000 of availability existed under the facility as of December 31, 2007 due to a $1,000,000 letter of credit outstanding (see “October 2006 Refinancing”).

July 2007 Amendment

On July 2, 2007, we amended our existing credit agreement and added $150,000,000 in additional debt. The proceeds of the additional debt were used to (i) purchase all of the outstanding stock of MD-X, and XactiMed; (ii) for the dividend discussed in Note 8; and (iii) the paydown of $10,000,000 outstanding under our revolving credit facility. The additional debt was treated as senior for purposes of meeting certain financial covenants of the amended credit agreement. The amended agreement also includes certain modifications to existing financial covenant calculations. The maturity date of the additional debt is the same as in the existing credit agreement, or October 23, 2013. The additional debt is collateralized by substantially all of the Company’s assets.

In connection with the July 2007 amendment, we capitalized approximately $1,415,000 of debt issuance costs related to the additional debt borrowing. The debt issuance cost will be amortized into interest expense using the effective interest method until the maturity date. The unamortized debt issuance costs as of December 31, 2006 and December 31, 2007 were $2,018,000 and $3,156,000, respectively. We recognized $520,000 and $452,000 in total debt issuance cost amortization for the years ended December 31, 2006 and 2007, respectively.

October 2006 Refinancing

On October 23, 2006, we executed a credit agreement which provided for $230,000,000 of senior credit facilities. These facilities consist of a new senior secured term loan of $170,000,000 and a new revolving credit facility of $60,000,000. No funds were drawn on the revolving credit facility as of December 31, 2006. However in connection with a building lease, we provided a $1,000,000 letter of credit to the landlord (see “Finance Obligation” further within note). This letter of credit reduced the availability under the Revolving Credit Facility to $59,000,000 as of December 31, 2006 ($109,000,000 as of December 31, 2007).

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

The funds received from these credit facilities were used to: i) pay in full and replace all preexisting senior financing (executed in July 2005 and February 2006), including the preexisting senior secured term loan of $35,000,000, the revolving credit facility of $65,000,000 (of which $45,500,000 was drawn prior to the Refinancing), and a supplemental term loan of $25,000,000; and ii) remit a $70,000,000 dividend payment on December 1, 2006, to all stockholders of record as of November 21, 2006. See Note 8 for further discussion of the dividend.

The senior secured term loan has a seven-year term, and the new revolving credit facility has a term of five years. The senior financing is collateralized by substantially all of our assets and has certain financial and non-financial debt covenants. Interest payments are calculated at the current LIBOR rate plus an applicable margin. At December 31, 2006 the applicable interest rate was 7.85% (however, the base LIBOR rate was swapped for a fixed rate on a notional amount of the facility on November 29, 2006. See Note 14. Equal principal reduction payments of $425,000 (each representing 0.25% of the loan) for the Senior Secured Term loan began on March 31, 2007 and are paid quarterly throughout the seven-year term of the loan (currently at $498,000 a quarter), with a balloon payment due at maturity, or October 23, 2013. No principal payments are required on amounts drawn under the revolving credit facility. Rather, the entire balance of the revolving credit facility is due upon maturity, or October 23, 2011. We are required to prepay the senior credit facilities based on a percentage of free cash flow generated in each preceding fiscal year. As of December 31, 2006, $170,000,000 was outstanding under the senior secured term loan and $59,000,000 of unused availability existed under the revolving credit facility.

In connection with the October 2006 senior refinancing, we expensed approximately $2,158,000 (included in “Other” expense in the accompanying statement of operations) as an early extinguishment of debt charge. The majority of this charge represented the write off of unamortized debt issuance costs related to the preexisting senior secured term loan, revolving credit facility, and supplemental term loan. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), we determined that the new senior financing was a substantially different loan structure from the preexisting financing. Thus, the entire preexisting unamortized debt issuance costs were expensed. Immediately subsequent to this transaction, we capitalized $2,073,000 of new debt issuance costs in relation to the October 2006 senior refinancing, of which $1,532,000 relates to the senior secured term loan and $541,000 relates to the revolving credit facility. The remaining unamortized debt issuance costs will continue to be amortized using the effective interest method until the respective maturity dates, October 31, 2013 for the senior secured term loan and October 31, 2011 for the revolving credit facility.

Finance Obligation

We entered into a lease agreement for a certain office building with an entity owned by the former owner of a company that was acquired in May 2001 (the “Lease Agreement”). Under the terms of the Lease Agreement, we were required to purchase the office building and adjoining retail space on January 7, 2004 for $9,274,000. The fair value of the office building and related retail space at the acquisition date was approximately $6,000,000 and $2,900,000, respectively.

In August 2003, we facilitated the sale of the office building and related retail space under the Lease Agreement. We entered into a new lease with the new owner of the office building and provided a $1,000,000 letter of credit and eight months of prepaid rent in connection with the new lease. The lease agreement was for ten years. The letter of credit and prepaid rent constitute continuing involvement as defined in Statement of Financial Accounting Standards No. 98, Accounting for Leases (“SFAS No. 98”), and as such the transaction did not qualify for sale and leaseback accounting. In accordance with SFAS No. 98, the Company recorded the transaction as a financing obligation. As such, the book value of the assets and related obligation remain on the Company’s consolidated financial statements. We recorded a $501,000 commission on the sale of the building as an increase to the corresponding financing obligation. In addition, we deferred

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

approximately $386,000 in financing costs that will be amortized into expense over the life of the obligation. Subsequent to the date of sale (August 2003), we decreted the finance obligation in accordance with a policy that would match the amortization of the corresponding asset. The amount of the decretion through December 31, 2005 and 2006 was approximately $171,000 and $196,000, respectively.

In July 2007, we extended the lease terms of the Lease Agreement an additional four years through July 2017. The terms of the lease extension were substantially similar to that of the original lease term, and our outstanding letter of credit continues to constitute continuing involvement as defined by SFAS No. 98. The lease extension effectively increased our outstanding finance obligation and corresponding office building asset by $1,121,000 at December 31, 2007. The amount of the finance obligation decretion for the year ended December 31, 2007 was $176,000.

The lease payments on the office building are charged to interest expense in the periods they are due. The lease payments included as interest expense in the accompanying statement of operations for the years ended December 31, 2005, 2006 and 2007 were approximately $634,000, $642,000, and $647,000, respectively.

Rental income and additional interest expense is imputed on the retail space of approximately $438,000 annually. Both the income and the expense are included in “Other income (expense)” in the accompanying consolidated statement of operations for each of the years ended December 31, 2005, 2006 and 2007 with no effect to net income. Under the Lease Agreement, we are not entitled to actual rental income on the retail space, nor do we have legal title to the building.

When we have no further continuing involvement with the building as defined under SFAS No. 98, we will remove the net book value of the office building, adjoining retail space, and the related finance obligation and account for the remainder of our payments under the Lease Agreement as an operating lease. Under the Lease Agreement, we will not obtain title to the office building and retail space. Our future commitment is limited to the payments required by the ten year Lease Agreement. At December 31, 2007, the future undiscounted payments under the Lease Agreement aggregate to approximately $6,403,000.

Future payments of the finance obligation as of December 31, 2007 are as follows:

Obligations
Under
Capital Lease
(In thousands)

2008	$1,085
2009	1,096
2010	1,096
2011	1,103
2012	1,114
Thereafter	13,056

18,550
Less: Amounts representing interest	(8,413)

Net present value of capital lease obligation	10,137
Less: Amount representing current portion	(128)

Finance obligation, less current portion	$10,009

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

7.	COMMITMENTS AND CONTINGENCIES

We lease certain office space and office equipment under operating leases. Some of our operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the related minimum lease term utilizing total future minimum lease payments. Future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year as of December 31, 2007 are as follows:

Operating
Lease
(In thousands)

2008	$5,543
2009	4,837
2010	4,634
2011	4,712
2012	4,473
Thereafter	7,797

$31,996

Rent expense for the years ended December 31, 2005, 2006, and 2007, was approximately $2,528,000, $3,492,000, and $4,714,000, respectively.

Legal Proceedings

In August 2007, the former owner of Med-Data indicated that she intends to dispute our earn-out calculation made under the Med-Data Asset Purchase Agreement and alleged that we failed to fulfill our obligations with respect to the earn-out. In November 2007, the former owner filed a complaint against us alleging that we failed to act in good faith with respect to the operation of Med-Data subsequent to the acquisition which affected the earn-out calculation. The Company refutes these allegations and is vigorously defending itself against these allegations On March 21, 2008 we filed an answer, denying the Plaintiffs’ allegations; and also filed a counterclaim, alleging that the Plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. We currently cannot estimate any probable outcome. The maximum earn-out payable under the Asset Purchase Agreement is $4,000,000.

In August 2004, a medical device manufacturer (the “Plaintiff”) filed suit against one of our subsidiaries claiming damages based on its allegations. Our subsidiary (the “subsidiary”) denied the allegations and subsequently defended itself in this matter, and brought a countersuit against the Plaintiff.

In May 2006, the parties engaged in settlement discussions. We and our subsidiary determined that a settlement was in our best interest, and entered into a confidential settlement with the Plaintiff. As a result, the suit was dismissed. During 2005 and 2006, we incurred legal expenses related to this matter of approximately $5,698,000 and $8,629,000, including the payment of a confidential settlement amount. The settlement charge is included in Other expense for the year ended December 31, 2006.

We are not aware of any other significant litigation in which a financial outcome is either probable or estimable as of December 31, 2006 or 2007.

8.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

In connection with our Initial Public Offering we amended and restated our Certificate of Incorporation (“Certificate”) authorizing us to issue 50,000,000 shares of undesignated preferred stock, par value $0.01 per

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

share. The preferred stock may be issued from time to time in one or more series, each of which series shall have such distinctive designation or title and such number of shares as shall be fixed by the Board prior to the issuance of any shares thereof. Each such series of preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating optional or other special rights and such qualifications, limitations or restrictions thereof, as shall be stated and expressed in the resolution or resolutions providing for the issue of such series of preferred stock.

Conversion of Preferred Stock to Common Stock

Prior to our Initial Public Offering, our Certificate, as amended, called for automatic conversion of preferred shares to common shares under certain circumstances, including a “qualified” Initial Public Offering. On July 23, 2007, we amended the provision of our Certificate to lower the price per share that is required for automatic conversion of all preferred stock under certain circumstances, including a “qualified” Initial Public Offering as defined in the Certificate. The price was lowered from $18 per share to $14 per share. The conversion ratio was subject to certain anti-dilution adjustments if additional equity securities were issued.

At the Initial Public Offering in December 2007, the conversion rate for each share of Series A, F, G, H, I and J was .800000 shares of common stock for one share of Series A, F, G, H, I and J Preferred Stock. The conversion rate for each share of Series B, B-2, C, and C-1 Preferred Stock was .811085 shares of common stock; each share of Series D Preferred Stock was .805730 shares of common stock; and each share of Series E Preferred Stock was .804200 shares of common stock.

As a result of the closing of our Initial Public Offering, all outstanding Preferred Stock converted into approximately 17,317,000 shares of common stock based on the applicable conversion rate for each series. As a result of the conversion, all rights of the holders of such shares to receive accrued dividends terminated therefore all accrued and unpaid dividends totaling approximately $80,320,000 were deemed contributed to paid in capital. We had no Preferred Stock outstanding as of December 31, 2007.

On July 30, 2007, the holders of the Series G Preferred Stock exercised their rights as allowed under the Certificate of Incorporation and converted all 833,333 outstanding shares of Series G Preferred Stock into shares of common stock at a conversion ratio of .800000 shares of common stock for each share of Series G Preferred Stock.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Preferred Stock of the Company held at December 31, 2006:

					Total
					Redeemable
	Preferred Shares			Additional	Convertible
		Issued and	Par Value	Paid-In	Preferred	Dividend	Cumulative	Liquidation
Series	Authorized	Outstanding	($0.01/Share)	Capital	Stock	Rate	Dividends	Value
	(In thousands)

A	9,700	9,020	$90	$47,770	$47,860	8%	$20,801	$47,861
B	6,000	2,931	29	46,376	46,405	8%	20,026	46,405
B-2	4,000	2,055	21	30,799	30,820	8%	10,130	28,625
C	1,803	803	8	12,609	12,617	10%	4,905	12,134
C-1	1,000	1,000	10	10,633	10,643	10%	1,643	10,643
D	4,000	611	6	7,760	7,766	8%	2,266	7,767
E	200	174	2	2,151	2,153	4%	249	1,815
F	4,000	1,558	16	17,695	17,711	8%	3,569	17,588
G	833	833	8	7,492	7,500	0%	—	7,500
H	1,693	1,057	11	12,544	12,555	8%	930	12,555
Undesignated	6,504	—	—	—	—	—	—	—

	39,733	20,042	$201	$195,829	$196,030		$64,519	$192,893

Other Stock Transactions Prior to Conversion

Series J Preferred Stock

On July 2, 2007, we amended and restated the provisions of our Certificate authorizing 625,920 shares of Series J Convertible Preferred Stock. The Certificate created redemption and other rights for the holders of the Series J Preferred Stock. We issued 552,282 shares of Series J Preferred Stock in connection with the acquisition of MD-X (see note 5).

Subsequent to the acquisition, we sold approximately 73,000 shares of our Series J Preferred Stock to an officer of MD-X for proceeds of approximately $1,000,000.

Series I Preferred Stock

In May 2007, we amended and restated the provisions of our Certificate authorizing 1,712,076 shares of Series I Convertible Preferred Stock. The Certificate created redemption and other rights for the holders of the Series I Preferred Stock. The Series I Preferred Stock was subsequently issued in May 2007 to former owners of XactiMed. See Note 5 for further discussion regarding the acquisition of XactiMed. The Certificate also authorized 5,028,425 shares of Undesignated Preferred Stock.

In December 2006, we amended and restated the provisions of our Certificate thereby authorizing us to effectuate a 1-for-2,000 reverse stock split of our shares of common stock. See Note 9 for further discussion of this stock split.

Series H Preferred Stock

In December 2005, we amended and restated the provisions of our Certificate thereby authorizing 1,693,182 shares of Series H Convertible Preferred Stock. This stock was subsequently issued in January 2006 to former owners of Avega. See Note 5 for further discussion regarding the acquisition of Avega. The Certificate also authorized 6,503,595 shares of Undesignated Preferred Stock.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

Series G Preferred Stock

On June 30, 2003, we terminated and settled a prior agreement with a large customer and entered into a new agreement with a term of eight years and four months. The agreement requires the customer to deal exclusively with us for group purchasing services subject to certain cancellation penalties. The settlement of the prior agreement provided for the issuance of 833,333 shares of Series G Preferred Stock valued at approximately $4,208,000 to the customer. We have recognized the payment as a prepaid asset in the accompanying consolidated balance sheet and have amortized the amount into revenue share incentive over the period of expected benefit. We recorded amortization of approximately $1,482,000, $1,027,000, and zero for the years ended December 31, 2005, 2006, and 2007, respectively. As of December 31, 2006, the prepaid asset has been fully amortized.

Series F Preferred Stock

During 2006, certain holders of the Series F Preferred Stock Option Units exercised approximately 7,000 Series F Preferred Stock Option Units. As a result, we issued approximately 7,000 shares of our Series F Preferred Stock and 2,000 shares of our common stock for aggregate exercise proceeds of approximately $13,000.

In connection with our Initial Public Offering, the remaining outstanding Series F Preferred Stock Option Units are exerciseable into shares of our common stock instead of Series F Preferred Stock. See Note 10.

Notes Issued in Association with Series E Preferred Stock

In March 2003, we made loans totaling $450,000 to stockholders. The loans are evidenced by promissory notes which are secured by pledged shares of our Series E Preferred Stock. In the event the holder defaults on the notes, the Series E Preferred Stock reverts back to the Company. In connection with our Initial Public Offering, the pledged Series E Preferred Stock converted into common stock. The notes are now collateralized by the common stock. The notes and related accrued interest may be prepaid at any time at the discretion of the holder. The notes are deemed to have been issued with no recourse because the Series E Preferred Stock represents the only collateral supporting our risk in the notes and we have had a history of forgiving employee notes associated with stock. We have applied the guidance provided under EITF No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and EITF 95-16 Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25 and determined that the promissory notes should receive variable accounting and be marked to market value at each reported balance sheet date. As such, we recorded non-cash compensation expense to mark the notes to market value. We have continued to account for the notes using variable accounting pursuant to paragraph 83 of SFAS No. 123(R). For the years ended December 31, 2005, 2006, and 2007, we recorded $324,000, $175,000, and $1,005,000 of compensation expense, respectively.

Dividends

As of December 31, 2007 and as a result of our Initial Public Offering, all rights of the former Preferred Stock shareholders to accrued dividends were terminated upon conversion to common shares. Additionally the shareholders received no Preferred Stock dividends in 2007, other than with respect to the special cash dividends described below.

As amended by the July 2007 amendment, the holders of the Preferred Stock (other than the Series G Preferred Stock) were entitled to receive dividends, if declared by our Board. All Preferred dividends were compounded annually on the anniversary of the initial issuance date of such Preferred Stock and were cumulative whether or not declared. Dividends could not be paid on the Series A; Series B; Series B-2; Series D; Series E; Series F; Series H; Series I; or Series J Preferred Stock unless the Company had redeemed

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

all shares of Series C or Series C-1 Preferred Stock as required by the Certificate of Incorporation. In addition, dividends up to an aggregate $45,700,000 may have been paid on the Preferred Stock and or common stock prior to any dividend payment to the Series I or Series J.

On July 23, 2007, our Board declared a special cash dividend in the aggregate amount of $70,000,000 payable to the holders of (i) shares of our common stock and (ii) shares of our Series A, Series B, Series B-2, Series C, Series C-1, Series D, Series E, Series F, Series H, Series I, and Series J Preferred Stock on an as-converted-to-common stock basis (collectively the “Participating Stockholders”). The dividend declared was payable to Participating Stockholders of record on August 13, 2007, and paid to those Participating Stockholders on August 30, 2007. As defined in the Certificate of Incorporation, the Series I and Series J Preferred Stock were excluded from participating in the first $45,700,000 of the dividend. On August 13, 2007, the total number of common shares and Preferred Stock shares participating in the dividend, on an as-converted-to-common stock basis was 27,643,921 excluding the Series I and Series J Preferred Stock and 29,514,318 including the Series I and Series J Preferred Stock equating to a per-share dividend payable of approximately $2.48 a share for the common and Series A, B, B2, C, C1, D, E, F, and H Preferred stockholders and a per-share dividend payable of approximately $.83 a share for the Series I and Series J stockholders. The dividends were paid to the Participating Stockholders on August 30, 2007. The dividend increased our accumulated deficit as the additional paid-in capital carried no balance. The dividend did not reduce the liquidation value of the Company’s Preferred Stock.

On October 30, 2006, our Board declared a special cash dividend in the aggregate amount of $70,000,000 payable to the holders of (i) shares of our common stock and (ii) shares of our Series A, Series B, Series B-2, Series C, Series C-1, Series D, Series E, Series F, and Series H Preferred Stock on an as-converted-to-common stock basis (collectively the “Participating Stockholders”). The dividend declared was payable to Participating Stockholders of record on November 21, 2006, and paid to those Participating Stockholders on December 1, 2006. On November 21, 2006, the total number of common shares and Preferred Stock shares participating in the dividend, on an as-converted-to-common stock basis was 26,245,451 equating to a per-share dividend payable of approximately $2.66 a share. The dividends were paid to the Participating Stockholders on December 1, 2006. The dividend increased our accumulated deficit as the additional paid-in capital carried no balance. The dividend did not reduce the liquidation value of the Company’s Preferred Stock.

Accretion

We have accreted the value of preferred stock to increase the value of our Series A, Series B, Series D, Series E, Series F, Series G and Series J Preferred Stock to its full redemption value as December 31, 2006. We have recognized approximately $671,000 in accretion to the Series A, Series B, Series C-1, Series D, Series E, Series F, and Series G Preferred Stock, respectively, through the year ended December 31, 2006. Prior to conversion, we had recognized approximately $292,000 in 2007 to accrete the Series J to its fair value.

9.	STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

On December 18, 2007, we closed on our Initial Public Offering of common stock. As a result of the offering, we issued approximately 14,781,781 shares of common stock for proceeds of approximately $216,574,000 (net of underwriting fees of approximately $16,556,000 and other offering costs of approximately $3,379,000). In connection with our Initial Public Offering, we amended and restated our certificate of incorporation authorizing us to issue 150,000,000 shares of common stock with a par value of $0.01 per share.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

Stock Splits

As previously stated under Note 1, we effected a 1-for-1.25 reverse stock split on our shares of common stock in November 2007. As such, all references to the number of common shares and the per-common share amounts have been restated to give retroactive effect to the reverse stock split for all periods presented.

We completed a 1-for-2,000 reverse stock split of our shares of common stock on December 26, 2006. As a result of the reverse split, the Board approved the retirement of all fractional common shares (less than one share) held subsequent to the reverse split. Subsequently, those fractional shares became redeemable for cash as of December 31, 2006 at the pre-reverse split fair value per our June 30, 2006 valuation. Only holders of less than 2,000 common shares prior to the reverse split held fractional shares subsequent to the split. Due to the new redemption rights of the fractional common share ownership and immediate retirement of such fractional common shares, we retired approximately 54,000 common shares at a redemption value of approximately $529,000. We remitted payment to the former shareholders on January 31, 2007 to satisfy the share-based liability. No fractional common shares were held and outstanding as of December 31, 2006 or 2007. We completed a 2000-for-1 stock split on our shares of common stock in May 2007 which reversed the impact of the reverse split declared in December 2006. Additionally, the par value per share of the common stock did not change as a result of either stock split and remains at $.01 per share.

Other Stock Transactions

During 2006 and 2007, we issued approximately 1,725,000 and 859,000 shares of common stock, respectively, in connection with employee stock option exercises for aggregate exercise proceeds of approximately $4,127,000 and $3,441,000, respectively.

During 2006 and 2007, we issued approximately 16,000 (or 8,000 net of forfeitures) and 8,000 shares, respectively, of restricted common stock to members of our advisory board in exchange for advisory services. The restricted shares of common stock vest over three years. The estimated fair value of the restricted common stock at the date of issuance was approximately $118,000 and $84,000, respectively.

We have recorded non-cash share-based compensation expense of approximately $25,000, $9,000 and $4,000 for the years ended December 31, 2005, 2006 and 2007, respectively, related to various issuances of restricted shares of common stock issued to employees.

Common Stock Warrants

During 2007 we issued a warrant to purchase 8,000 shares of our common stock at a price $10.44 per share to an outside party in association with professional services rendered. The estimated fair value of the warrant at the date of issue was approximately $35,000. We recorded non-employee share-based compensation expense of approximately $35,000. The warrant was exercised prior to December 31, 2007.

During 2006 and 2007, we issued approximately 1,254,000 and 44,000 shares of common stock, respectively, in connection with common stock warrant exercises for aggregate exercise proceeds of approximately $90,000 and $84,000, respectively. As of December 31, 2007, we had approximately 283,000 warrants exercisable into common stock at an weighted average exercise price of $3.51 with a weighted average remaining life of 2.5 years.

We have recorded non-cash, non-employee share-based compensation expense of approximately $56,000, $63,000 and $132,000 and during the years ended December 31, 2005, 2006 and 2007, respectively; related to restricted shares issued in connection with advisory services. We will recognize additional non-cash, non-employee share-based compensation expense of approximately $54,000, and $19,000 for the years ended December 31, 2008, and 2009, respectively, related to restricted shares issued for advisory services.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of changes in restricted shares during the years ended December 31, 2006 and 2007 is as follows:

		Weighted
		Average Grant
		Date
	Shares	Fair Value

Nonvested balance at January 1, 2006	70,000	$2.48
Change during the period:
Shares granted	16,000	7.36
Shares vested	(25,000)	2.31
Shares forfeited	(8,000)	2.86

Nonvested balance at December 31, 2006	53,000	3.95
Change during the period:
Shares granted	8,000	10.44
Shares vested	(36,000)	3.70
Shares forfeited	—	—

Nonvested balance at December 31, 2007	25,000	$6.35

10.	STOCK OPTIONS

Reverse Stock Option Split

Due to the December 26, 2006 reverse stock split discussed in Note 9, any option holders that were entitled to options to purchase only a fraction of a common share subsequent to the reverse split were entitled to cash payment in lieu of fractional option rights. The reverse stock split was effective for both vested and unvested fractional option rights. For those 318 holders, we accelerated the full vesting of all their unvested outstanding options which resulted in additional share-based compensation expense of approximately $954,000 for the year ended December 31, 2006. The cash payment to the fractional option holders equaled either: a) the intrinsic value of such options, prior to the reverse split (the per-share fair value of common stock as of June 30, 2006, less the exercise price of the option); or b) the Black-Scholes value of options held that had no intrinsic value, prior to the reverse split. As a result of this calculation, we reclassified approximately $991,000 of additional paid-in capital to a share-based payment liability as of December 31, 2006, and subsequently remitted this payment to the former option holders on January 31, 2007. This payment effectively terminated approximately 170,000 common stock options, which equated to the option rights to purchase approximately 170,000 common shares. No fractional option rights to purchase common shares remained outstanding as of December 31, 2006 or 2007.

Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R) and the prospective method was applied as described in Note 1. Our consolidated financial statements as of and for the year ended December 31, 2006, reflect the impact of SFAS 123(R). In accordance with the prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

As share-based compensation expense recognized in the accompanying consolidated statement of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience and management estimates. In our pro forma information required

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

under SFAS No. 123 for the periods prior to fiscal year 2006, we accounted for stock option forfeitures as they occurred.

The following table illustrates the effect on net income and net income per share if we had applied the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2005 (in thousands, except per share data):

2005

Net income attributable to common stockholders, as reported	$2,155
Add:
Share-based employee compensation expense included in reported net income	43
Less:
Share-based employee compensation expense determined under fair value based method of all awards	(523)

Net income attributable to common stockholders, pro forma as if the fair method had been applied	$1,675

Basic net income per share, as reported	$0.10

Pro forma as if the fair value method had been applied	$0.08

Diluted net income per share, as reported	$0.08

Pro forma as if the fair value method had been applied	$0.06

As of December 31, 2007, we had two share-based compensation plans, which are described below. The share-based compensation cost that has been charged against income for those plans was $99,000, $3,081,000, and $4,435,000 for the years ended December 31, 2005, 2006, and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $38,000, $1,171,000, and $1,696,000 for the years ended December 31, 2005, 2006, and 2007, respectively. The tax benefit realized by us reflects the exercise value of options and vesting of restricted shares. There were no capitalized share-based compensation costs at December 31, 2005, 2006, or 2007.

In April 2004, our Board adopted the 2004 Long Term Equity Incentive Plan. An aggregate of 3,120,000 shares of our common stock was initially reserved for issuance to the Company’s directors, employees, and others under this plan. The number of shares reserved for issuance is subject to increases from time to time as approved by the Board and stockholders of the Company. Effective April 2006, 3,200,000 additional shares were reserved for issuance under the plan. In June 2007, the Board recommended and stockholders approved an increase of 2,708,000 shares reserved under the plan. Our policy is to grant options with an exercise price equal to the fair market price of our stock on the date of grant; those option awards generally vest based on five years of continuous service and have ten-year contractual terms. Share awards generally vest over three years.

In November 1999, our Board adopted the 1999 Stock Incentive Plan. An aggregate of 1,070,000 shares of our common stock was initially reserved for issuance to our directors, employees, and others under this plan. The number of shares reserved for issuance was subject to increases from time to time as approved by the Board. During the years 2000 through 2003, a total of 3,680,000 additional shares were reserved for issuance under the plan. Our policy with this plan, as with the 2004 Plan, was to grant options with an exercise price equal to the fair market price of our stock on the date of grant; those option awards generally vest based on three to four years of continuous service and have ten-year contractual terms. Share awards generally vest over three years. We do not currently intend to issue any additional awards under this plan.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

During the years ended December 31, 2005, 2006 and 2007, we granted options for the purchase of approximately 1,778,000, 2,174,000, and 2,706,000 shares, respectively, under the plans. The granted options have exercise prices of $2.86 for those issued in 2005, $9.68 and $5.04 for those issued in 2006, and $10.44, $9.29 and $16.00 for those issued in 2007. The granted options had the following vesting provisions: 1,140,000 shares vesting over three years, 5,380,000 shares vesting over five years, and 138,000 shares vesting at the end of seven years (subject to accelerated vesting based on criteria defined within the plan).

The following table presents the grant dates and related exercise prices of common stock options granted for the three months ended December 31, 2006 and the year ended December 31, 2007:

Grants Made During	Number of	Weighted Average
Quarter Ended	Options Granted	Exercise Price

December 31, 2006	220,000	9.68
March 31, 2007	—	—
June 30, 2007	658,000	10.44
September 30, 2007	1,726,000	9.29
December 31, 2007	322,000	15.67

Total grants	2,926,000	$10.28

The exercise price of all stock options described above was equal to the estimated fair value of our common stock on the date of grant, and therefore the intrinsic value of each option grant was zero.

We made grants of our options during July 2006, September 2006, October 2006, May 2007, September 2007, October 2007, and December 2007. The exercise price of the stock options granted in July 2006 was based on a contemporaneous valuation of our common stock performed as of June 30, 2006. The exercise price of the stock options granted during September and October 2006 was also based on the valuation performed as of June 30, 2006. We had no significant or material changes in our business operations from the period June 30, 2006 through the time of the option grants made during October 2006. Therefore, we believe that the valuation performed as of June 30, 2006 represents a reasonable estimate of the fair value of our common stock as of the option grant dates during September and October 2006. The exercise price of the stock options granted during May 2007 was based on a contemporaneous valuation of our common stock performed as of May 21, 2007. The exercise price of the stock options granted during September 2007 was based on a contemporaneous valuation of our common stock performed as of July 27, 2007. The valuation contemplated the $70,000,000 dividend declared by the Board of Directors (see Note 8) and yielded a pre-dividend fair value of $11.76 per share of common stock and a post-dividend value of $9.29 per share of common stock. The options granted during quarter ended September 30, 2007 and October 2007 were granted post-dividend and therefore the $9.29 value was used to determine the exercise price. The options granted during December 2007 were granted in connection with our Initial Public Offering therefore the $16.00 offering price was used to determine the exercise price.

We have recorded non-cash employee share-based compensation expense of approximately, $18,000, $3,009,000 (inclusive of $954,000 related to incremental expense for the acceleration of non-vested options to holders of less than 2,000 aggregate options, prior to the reverse split) and $4,435,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

A summary of changes in outstanding options during the year ended December 31, 2006 and 2007, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding as of January 1, 2006	5,264,000	$2.53
Granted	2,174,000	6.81
Exercised	(1,725,000)	2.39
Forfeited	(459,000)	4.08
Cancelled	(170,000)	4.35

Options outstanding as of December 31, 2006	5,084,000	$4.21	8 years	$27,752,000

Granted	2,706,000	10.33
Series F options (convertible to common stock)	370,000	2.09
Exercised	(859,000)	4.00
Forfeited	(327,000)	4.26
Cancelled	—	—

Options outstanding as of December 31, 2007	6,974,000	6.49	8 years	$121,713,000

Options exercisable as of December 31, 2006	1,117,000	$2.61	7 years	$7,888,000

Options exercisable as of December 31, 2007	1,730,000	3.62	7 years	$35,151,000

The total intrinsic value of options exercised during the years ended December 31, 2005, 2006 and 2007, was $2,907,000, $11,900,000 and $6,352,000, respectively. Our policy for issuing shares upon share option exercise is to issue new shares of common stock.

As of December 31, 2006, we had approximately 1,611,000 shares reserved under our equity incentive plans available for grant. There was $5,292,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of 1.81 years. The total fair value of the options vested during the year ended December 31, 2006 was $869,000.

As of December 31, 2007, we had approximately 1,765,000 shares reserved under our equity incentive plans available for grant. There was $13,226,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of 1.87 years. The total fair value of the options vested during the years ended December 31, 2005, 2006 and 2007 was $630,000, $869,000 and $2,547,000, respectively.

The weighted-average grant-date fair value of each option granted during the years ended December 31, 2005, 2006 and 2007 was $0.50, $3.63 and $4.88, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of options outstanding as of December 31, 2005, 2006, and 2007:

	December 31,	December 31,	December 31,
	2005	2006	2007

Range of exercise prices	$0.63 - $2.86	$0.63 - $9.68	$0.63 - $16.00
Number of options outstanding	5,264,000	5,084,000	6,974,000
Weighted average exercise price	$2.53	$4.21	$6.49
Weighted average remaining contractual life	4.4 years	8.0 years	7.9 years

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions:

	December 31,
	2005	2006	2007

Range of calculated volatility	0%	43.9% - 49.3%	38.1% - 42.6%
Dividend yield	0%	0%	0%
Range of risk free interest rate	3.51% - 4.52%	4.55% - 5.19%	4.13% - 4.73%
Range of expected term	3 - 7 years	6 - 6.5 years	6 - 6.5 years

As a newly public entity, it is not practicable for us to estimate the expected volatility of our share price. In accordance with SFAS No. 123(R), we have estimated grant-date fair value of our shares using volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities. We identified similar public entities for which share and option price information was available, and considered the historical volatilities of those entities’ share prices in calculating volatility. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding. Based on its limited history, we utilized the “simplified method” as prescribed in Staff Accounting Bulletin No. 107, Share-based Payment, to calculate expected term. Compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures.

11.	INCOME TAXES

The provision for income tax (benefit) expense is as follows for the years ended December 31:

	2005	2006	2007
	(In thousands)

Current expense
Federal	$289	$3,966	$3,610
State	205	549	539

Total current expense	494	4,515	4,149
Deferred (benefit) expense
Federal	2,728	(5,790)	2,453
State	(128)	(1,342)	784

Total deferred expense (benefit)	2,600	(7,132)	3,237
Valuation allowance	(13,611)	(6,243)	(2,870)

(Benefit) provision for income taxes	$(10,517)	$(8,860)	$4,516

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

There are no reconciling differences between the overall provision (benefit) for income taxes and the income tax expense (benefit) relating to continuing operations for the years ended December 31, 2005, 2006 and 2007.

A reconciliation between reported income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 35 percent is as follows at December 31, 2005, 2006 and 2007:

	2005	2006	2007
	(In thousands)

Computed tax expense (benefit)	$2,082	$(6)	$3,784
State taxes (net of federal benefit)	193	(971)	1,135
Other permanent items	6	(77)	30
Meals & entertainment related to operations	104	176	705
Write-off related to In-process R&D impairment	—	—	418
Uncertain tax positions	—	—	1,277
Change in valuation allowance	(13,611)	(7,517)	(2,870)
Net operating loss adjustments	—	(434)	—
Change in statutory rate	492	—	—
Alternative minimum tax	248	(29)	—
Other	(31)	(2)	37

(Benefit) provision for income taxes	$(10,517)	$(8,860)	$4,516

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2006	2007
	(In thousands)

Deferred tax asset, current
Accrued expenses	$1,602	$2,167
Accounts receivable	369	1,333
Returns and allowances	93	213
Financial hedges	—	1,772
Net operating loss carryforwards	7,000	9,392
Other	90	172

Total deferred tax asset, current	9,154	15,049
Deferred tax asset non-current
Deferred compensation	1,106	2,750
Net operating loss carryforwards	17,003	4,565
Capital lease	890	962
Deferred revenue	2,044	2,958
AMT credit	497	936
Research and development credit	614	409
Other	—	—

Deferred tax asset, non-current	22,154	12,580
Valuation allowance	(3,135)	(265)

Total deferred tax asset, non-current	19,019	12,315
Deferred tax liability, non-current
Intangible assets	(1,407)	(12,856)
Prepaid expenses	(136)	(102)
Fixed assets	(685)	(1,119)
Capitalized software costs	(2,335)	(4,106)

Total deferred tax liability, non-current	(4,563)	(18,183)

Net deferred tax assets/(liability), non-current	$14,456	$(5,868)

We have historically maintained a valuation allowance on certain deferred tax assets. In assessing the ongoing need for a valuation allowance, we consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable benefits and tax planning strategies. As a result of this assessment, we reversed approximately $2,870,000 of valuation allowance on certain deferred tax assets for the year ended December 31, 2007.

This decrease to the valuation allowance was related to state net operating loss carry forwards and our expectations of utilization in future periods. As a result of the decrease of the valuation allowance of $2,870,000, we realized a state benefit of approximately $2,870,000 included in “Income tax (benefit)” on the accompanying Statement of Operations. We will continue to evaluate on an annual basis, in accordance with Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS No. 109”), whether or not a continued valuation allowance is necessary.

In 2006, we reduced our valuation allowance by a net amount of $6,243,000. A portion of our valuation allowance was established in purchase accounting related to our acquisition of Insource. As a result of the

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

reversal of all of our valuation allowance related to federal net operating loss carryforwards, $1,587,000 of our valuation allowance represents a reduction to goodwill rather than an income tax benefit.

We have federal net operating loss carry forwards available to offset future taxable income of approximately $56,624,000 and $31,372,204 at December 31, 2006 and 2007, respectively. These carry forwards expire at various dates through 2026. Previous changes to ownership as defined by Section 382 of the Code have limited the amount of net operating loss carry forwards we can utilize in any one year.

We incurred a net operating loss for the year ending December 31, 2006. In accordance with SFAS No. 123(R), under the “Tax Law Method,” we did not recognize for financial accounting purposes federal net operating losses of $2,143,000 and state net operating losses of $2,837,489. These net operating losses will be recognized in accordance with both SFAS No. 123(R) and SFAS No. 109 at such time the tax benefits are realized within the meaning of the Tax Law Method.

Cash paid for income taxes amounted to approximately $591,000 and $1,052,562 for the years ended December 31, 2006 and 2007, respectively.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative-effect adjustment by reducing the January 1, 2007 balance of Retained earnings by $1,316,000 and increasing our liability for unrecognized tax benefits, interest, and penalties by $314,000 and reducing noncurrent deferred tax assets by $1,002,000.

Upon adoption of FIN 48, we have elected an accounting policy to also classify accrued penalties and interest related to unrecognized tax benefits in our income tax provision. Previously, our policy was to classify penalties and interest as operating expenses in arriving at pretax income. As of December 31, 2007 and January 1, 2007, we accrued $282,000 and $197,000, respectively, for the potential payment of interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,216,000
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1,252,000
Reductions for tax positions of prior years	(88,000)
Settlements and lapse of statute of limitations	—

Balance at December 31, 2007	$2,380,000

Included in our unrecognized tax benefits are $2,284,000 of uncertain positions that would impact our effective rate if recognized. We do not expect unrecognized tax benefits to materially change in the next 12 months.

As a result of net operating loss carryforwards, our consolidated U.S. federal income tax returns for tax years 1999 to 2002 remain subject to examination by the Internal Revenue Service for net operating loss carryforward and credit carryforward purposes. For years 1999 to 2003 the statute for assessments and refunds has expired. The statute of limitations on our 2004 federal income tax return for assessments and refunds expires on September 15, 2008. Separate state income tax returns for our parent company and certain consolidated state returns remain subject to examination for net operating loss carryforward purposes. Separate state income tax returns for our most significant subsidiary for tax years 2004 to 2006 remain open. The statute of limitations on these 2004 state returns will expire on September 15, 2008.

We are currently under audit by the Internal Revenue Service for our federal income tax return for the tax year ended December 31, 2005. As of March 20, 2008, we are also under a limited scope audit for the tax

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

year ended December 31, 2006. We are unable to estimate the probability or quantification of a potential financial statement impact at this time.

12.	INCOME (LOSS) PER SHARE

We calculate earnings per share (or “EPS”) in accordance with the provisions of SFAS No. 128. Basic EPS is calculated by dividing reported net income available to common shareholders by the weighted-average number of common shares outstanding for the reported period following the two-class method. The effect of our participating convertible preferred stock is included in basic EPS, if dilutive, under the two-class method in accordance with EITF Issue No. 03-06, Participating Securities and the Two-Class Method under SFAS No. 128. Diluted EPS reflects the potential dilution that could occur if our stock options and stock warrants were exercised and converted into our common shares during the reporting periods. As previously discussed, we made a 1-for-1.25 reverse common stock split in November 2007. As a result, all per share results are presented based on the number of shares resulting from the stock split, and all per share results have been restated accordingly for comparative purposes.

	Years Ended December 31,
	2005	2006	2007
	(In thousands except per share amounts)

Numerator for Basic and Diluted Income (Loss) Per Share:
Net income from continuing operations	$16,465	$8,843	$6,296
Preferred stock dividends and accretion	(14,310)	(14,713)	(16,094)

Net income (loss) attributable to common stockholders	2,155	(5,870)	(9,798)
Denominator:
Weighted average shares outstanding	6,854	8,752	12,984
Effect of participating convertible preferred stock	15,210	—	—
Denominator for basic income or loss per share weighted average shares using the two-class method	22,064	8,752	12,984
Effect of dilutive securities:
Stock options	2,568	—	—
Stock warrants	1,306	—	—
Denominator for diluted income or loss per share — adjusted weighted average shares and assumed conversions	25,938	8,752	12,984

Basic income (loss) per share:
Net income (loss) attributable to common stockholders from continuing operations	$.10	$(.67)	$(.75)

Basic income (loss) per share	$.10	$(.67)	$(.75)
Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders from continuing operations	$.08	$(.67)	$(.75)

Diluted net income (loss) per share	$.08	$(.67)	$(.75)
Pro forma net income per share — basic (unaudited)			$.22
Pro forma net income per share — diluted (unaudited)			$.21
Pro forma weighted shares outstanding — basic (unaudited)			28,624
Pro forma weighted shares outstanding — diluted (unaudited)			30,581

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

Our participating preferred stock converted to common stock on December 18, 2007 as the result of our Initial Public Offering. With this conversion, we are no longer contractually obligated to pay the associated accrued preferred dividends, and all rights to accrued and unpaid preferred dividends were terminated by the former preferred stock shareholders. Since the preferred stock has converted to common and the associated preferred dividends are no longer being accrued, we have presented basic and diluted EPS both inclusive and exclusive (exclusive is Pro forma) of these dividends. In the calculation of 2007 pro forma net income per share, the numerator excludes $16,094,000 of preferred stock dividends accrued during the year that were terminated upon our Initial Public Offering. The denominator includes our preferred stock as if these shares were converted to common shares as of the beginning of the year or at such time the shares were issued. We believe the additional disclosure exclusive of the dividends provides more meaningful insight into our earnings per share related to the continuing operations of the Company.

The effect of dilutive securities has been excluded for the year ended December 31, 2006 and 2007 because the effect is anti-dilutive as a result of the net loss attributable to common stockholders. The following table provides a summary of those potentially dilutive securities that have been excluded from the calculation of basic and diluted EPS under the two-class method because inclusion would have an anti-dilutive effect.

	December 31,	December
	2006	2007

Convertible preferred stock	16,129	16,013
Stock options	2,016	1,833
Stock warrants	116	124

	18,261	17,970

In accordance with the relevant guidance in SFAS No. 123(R), stock compensation expense yet to be recognized (exclusive of estimated forfeitures) and the related excess tax benefit are included in the calculation of fully diluted shares outstanding. With the exception of the year ending 2005, the weighted average shares outstanding were the same for basic and diluted earnings per share calculations due to the anti-dilutive impact of using the fully diluted shares counts. As of December 31, 2007, the unrecognized stock compensation expense under SFAS No. 123(R) was approximately $13,226,000. The weighted average fair value of our stock options at the option grant date, for options outstanding as of December 31, 2007, was $2.94 per share. Our average statutory income tax rate is 41.8% at December 31, 2007.

13.	SEGMENT INFORMATION

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”), defines reportable segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing financial performance. SFAS No. 131 indicates that financial information about segments should be reported on the same basis as that which is used by the chief operating decision maker in the analysis of performance and allocation of resources.

We deliver our solutions and manage our business through two reportable business segments, Revenue Cycle Management and Spend Management:

•	Revenue Cycle Management. Our Revenue Cycle Management segment provides a comprehensive suite of software and services spanning the hospital revenue cycle workflow — from patient admission, charge capture, case management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

•	Spend Management. Our Spend Management segment provides a comprehensive suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization portfolio of contracts, consulting services and business intelligence tools.

Management of the Company, including our chief operating decision maker, uses what we refer to as Segment Adjusted EBITDA as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. We define Segment Adjusted EBITDA as segment net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization (“EBITDA”) as adjusted for other non-recurring, non-cash or non-operating items. Our chief operating decision maker uses Segment Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period to period.

Segment Adjusted EBITDA includes expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of the segment. General and administrative corporate expenses that are not specific to the segments, are not included in the calculation of Segment Adjusted EBITDA. All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external customers.

The following tables present Segment Adjusted EBITDA and financial position information as utilized by our chief operating decision maker. A reconciliation of Segment Adjusted EBITDA to consolidated net income is included. General corporate expenses are included in the “Corporate” column. Other assets and liabilities are included to provide a reconciliation to total assets and total liabilities.

	Year Ended December 31, 2007
	RCM	SM	Corporate	Total
	(In thousands)

Results of Operations:
Revenue:
Administrative fees	$—	$142,320	$—	$142,320
Revenue share obligation	—	(47,528)	—	(47,528)
Other service fees	80,512	13,214	—	93,726

Total net revenue	80,512	108,006	—	188,518
Total operating expenses	76,445	66,974	17,011	160,430

Operating income	4,067	41,032	(17,011)	28,088
Interest (expense) income	14	(2)	(20,403)	(20,391)
Other income (expense)	400	79	2,636	3,115

Income (loss) before income taxes	$4,481	$41,109	$(34,778)	$10,812
Income tax (benefit)	1,918	13,680	(11,082)	4,516

Net income (loss)	2,563	27,429	(23,696)	6,296
Segment Adjusted EBITDA	$22,711	$50,632	$(12,772)	$60,571

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2007
	RCM	SM	Corporate	Total
		(In thousands)

Financial Position:
Accounts receivable, net	20,213	12,008	1,458	33,679
Other assets	225,817	116,894	149,989	492,700
Total assets	246,030	128,902	151,447	526,379
Accrued revenue share obligation	—	29,998	—	29,998
Deferred revenue	14,473	8,547	—	23,020
Other liabilities	28,018	21,974	193,854	243,846
Total liabilities	$42,491	$60,519	$193,854	$296,864

	Year Ended December 31, 2006
	RCM	SM	Corporate	Total
	(In thousands)

Results of Operations:
Revenue:
Administrative fees	$—	$125,202	$—	$125,202
Revenue share obligation	—	(39,424)	—	(39,424)
Other service fees	48,834	11,623	—	60,457

Total net revenue	48,834	97,401	—	146,235
Total operating expenses	53,452	59,745	18,217	131,414

Operating income	(4,618)	37,656	(18,217)	14,821
Interest expense	(5)	(1)	(10,915)	(10,921)
Other income (expense)	206	92	(4,215)	(3,917)

Income (loss) before income taxes	(4,417)	37,747	(33,347)	(17)
Income tax (benefit)	(2,174)	14,019	(20,705)	(8,860)

Net income (loss)	(2,243)	23,728	(12,642)	8,843
Segment Adjusted EBITDA	$14,942	$46,727	$(10,916)	$50,753
Financial Position:
Accounts receivable, net	$9,871	$12,312	$(854)	$21,329
Other assets	86,017	102,416	67,442	255,875
Total assets	95,888	114,728	66,588	277,204
Accrued revenue share obligation	—	22,588	—	22,588
Deferred revenue	16,059	7,764	—	23,823
Other liabilities	5,467	23,287	173,381	202,135
Total liabilities	$21,526	$53,639	$173,381	$248,546

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

	Year Ended December 31, 2005
	RCM	SM	Corporate	Total
	(In thousands)

Results of Operations:
Revenue:
Administrative fees	$—	$106,963	$—	$106,963
Revenue share obligation	—	(38,794)	—	(38,794)
Other service fees	20,650	9,821	—	30,471

Total net revenue	20,650	77,990	—	98,640
Total operating expenses	20,980	48,758	15,122	84,860

Operating income	(330)	29,232	(15,122)	13,780
Interest expense	—	(7)	(6,988)	(6,995)
Other income (expense)	(9)	73	(901)	(837)

Income (loss) before income taxes	(339)	29,298	(23,011)	5,948
Income tax (benefit)	577	4,653	(15,747)	(10,517)

Net income (loss)	(916)	24,645	(7,264)	16,465
Segment Adjusted EBITDA	$3,522	$36,023	$(8,259)	$31,286
Financial Position:
Accounts receivable, net	$3,580	$13,945	$(1,439)	$16,086
Other assets	19,262	87,525	96,840	203,627
Total assets	22,842	101,470	95,401	219,713
Accrued revenue share obligation	—	22,694	—	22,694
Deferred revenue	7,340	7,168	—	14,508
Other liabilities	3,478	13,013	97,110	113,601
Total liabilities	$10,818	$42,875	$97,110	$150,803

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

SFAS No. 131 requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for each of the years ended December 31, 2005, 2006, and 2007:

	Fiscal Year Ended December 31,
	2005	2006	2007
	(In thousands)

RCM Adjusted EBITDA	$3,522	$14,942	$22,711
SM Adjusted EBITDA	36,023	46,727	50,632

Total reportable Segment Adjusted EBITDA	39,545	61,669	73,343
Depreciation	(2,435)	(3,861)	(5,619)
Amortization of intangibles	(7,780)	(11,738)	(15,778)
Amortization of intangibles (included in cost of revenue)	(47)	(745)	(1,145)
Interest expense, net of interest income(1)	45	(1)	29
Income tax	(5,230)	(11,845)	(15,598)
Impairment of intangibles(2)	(368)	(4,522)	(1,195)
Share-based compensation expense(3)	(1)	(2,566)	(2,914)
Avega & XactiMed purchase accounting adjustments(4)	—	(4,906)	(1,131)

Total reportable segment net income	23,729	21,485	29,992
Corporate net (loss)	(7,264)	(12,642)	(23,696)

Consolidated net income	$16,465	$8,843	$6,296

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our consolidated statement of operations.

(2)	Impairment of intangibles primarily relates to the write off of in-process research and development assets of Avega and XactiMed in 2006 and 2007, respectively. In 2005, impairment of intangibles primarily relates to software impairment.

(3)	Represents non-cash share-based compensation to both employees and directors. The significant increase in 2006 is due to the adoption of SFAS No. 123(R). We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(4)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances to fair value at each acquisition date. The reduction of the deferred revenue balances materially affects period-to- period financial performance comparability and revenue and earnings growth in periods subsequent to the acquisition and is not indicative of the changes in underlying results of operations.

14.	DERIVATIVE FINANCIAL INSTRUMENTS

We have certain sales contracts denominated in Canadian dollars that are exposed to changes in foreign currency exchange rates from non-U.S. dollar denominated contract payments.

In connection with one of these contracts, 35 monthly Canadian dollar payments were hedged using par forward contracts which lock in the rate of exchange in U.S. dollar terms at a par forward rate of 1.0745 Canadian dollar to one U.S. dollar. The three-year contract extends through April 30, 2010. The combination of options is considered purchased options under implementation guidance DIG E-2 relating to SFAS No. 133. The hedge instruments are classified as cash flow hedges and are designed to be highly effective at minimizing exchange rate risk on the contract. We designated this hedge as effective and recorded the fair value of this

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

instrument as a liability of ($250,000) (($155,000) net of tax) in other long-term liabilities in the accompanying balance sheet as of December 31, 2007.

We are exposed to changes in interest rate fluctuations through our Term Loan and Revolving Credit Facility. We had outstanding borrowings on our term loan of approximately $170,000,000 and $197,548,000 as of December 31, 2006 and December 31, 2007, respectively. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin. To reduce our exposure to variable rate interest risk, we entered into two floating to fixed rate LIBOR-based interest rate swaps on approximately 78% of the term loan outstanding balance as of December 31, 2007.

On November 29, 2006, we entered into an interest rate swap with an initial notional amount of $85,000,000 ($80,000,000 at December 31, 2007), which effectively converts a portion of the notional amount of the variable rate term loan to a fixed rate debt. The interest rate swap does not hedge the applicable margin that the counterparty charges in addition to LIBOR (2.50% as of December 31, 2006 and 2007). We pay an effective fixed rate of 4.98% on the notional amount outstanding, before applying the applicable margin. The interest rate swap qualifies as a highly effective cash flow hedge under SFAS No. 133. As such, the fair market value of the derivative is recorded on our consolidated balance sheet as of December 31, 2006 and December 31, 2007. The interest rate swap matures on December 31, 2009. As of December 31, 2006 and December 31, 2007, the interest rate swap had a market value of approximately $91,000 ($56,000 net of tax) and ($1,824,000) (($1,167,000) net of tax), respectively. The asset is included in other long-term assets in the accompanying consolidated balance sheet as of December 31, 2006 and the liability is recorded in other long-term liabilities in the accompanying balance sheet as of December 31, 2007. The unrealized gain (loss) is recorded in other comprehensive income, net of tax, in the consolidated statement of stockholders’ deficit.

On July 2, 2007, we amended our existing credit agreement and added $150,000,000 in additional senior term debt (see Note 6). We entered into an additional interest rate swap agreement on July 31, 2007 with an initial notional amount of $75,000,000 which effectively converts a portion of the notional amount of the variable rate term loan to a fixed rate debt. The interest rate swap does not hedge the applicable margin that the counterparty charges in addition to LIBOR. We pay an effective fixed rate of 5.36% on the notional amount outstanding, before applying the applicable interest rate margin. The interest rate swap qualifies as a highly effective cash flow hedge under SFAS No. 133. As such, we recorded the fair market value of the derivative instrument on our consolidated balance sheet as a liability and the unrealized loss is recorded in other comprehensive income, net of tax, in our consolidated statement of stockholders’ deficit. As of December 31, 2007 the interest rate swap had a market value of approximately ($2,598,000) (($1,613,000) net of tax). If we assess any portion of the instrument to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.

Interest Rate Cap

In connection with the Senior Financing in March 2004, we entered into an interest rate cap in April 2004 at the cost of $125,000. The interest rate cap limits the applicable LIBOR rate at 4% on a notional debt balance of $17,500,000. This notional coverage decreases on a quarterly basis. As of December 31, 2005, the notional coverage was $12,750,000. The credit agreement for the Company’s Senior Financing was amended in July 2005 and the interest rate cap continued to be effective. Changes in the fair value of the interest rate cap were reflected in interest expense. The interest rate cap expired on March 31, 2007.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

15.	VALUATION AND QUALIFYING ACCOUNTS

We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance. We also maintain a sales return reserve related to our administrative fee revenues that is recorded as a contra revenue account. The following table sets forth the change in each of those reserves for the years ended December 31, 2005, 2006, and 2007.

Valuation and Qualifying Accounts

	Balance at			Writeoffs	Balance at
	Beginning		Charged to	Net of	End
Allowance for Doubtful Accounts	of Year	Acquisition(1)	Bad Debt(2)	Recoveries	of Year
	(In thousands)

Year ended December 31, 2005	$908	$6	$769	$(491)	$1,192
Year ended December 31, 2006	1,192	310	755	(1,293)	964
Year ended December 31, 2007	964	1,690	1,076	(224)	3,506

(1)	Includes allowance for doubtful accounts of acquired companies.

(2)	Additions to the allowance account through the normal course of business are charged to expense.

	Balance at	Net Charged to	Balance at
	Beginning	Administrative Fee	End
Administrative Fee Sales Return Reserve	of Year	Revenue(3)	of Year
	(In thousands)

Year ended December 31, 2005	$269	$154	$423
Year ended December 31, 2006	423	(178)	245
Year ended December 31, 2007	245	8	253

(3)	Includes allowance for administrative fee sales returns. Additions to the allowance through the normal course of business reduces administrative fee revenue.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited summarized financial data by quarter for the years ended December 31, 2006 and 2007 is as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2007:
Net revenue	$42,306	$43,018	$49,273	$53,921
Gross profit	38,125	37,507	41,120	43,783
Net income (loss)	4,545	1,713	164	(126)
Less: preferred dividends and accretion	(3,672)	(3,975)	(4,798)	(3,649)
Net income (loss) available to common shareholders	873	(2,262)	(4,634)	(3,775)
Net income (loss) per basic share	$0.03	$(0.21)	$(0.40)	$(0.20)

Net income (loss) per diluted share	$0.03	$(0.21)	$(0.40)	$(0.20)

Pro forma (Unaudited):
Net income per basic share	$0.17	$0.06	$0.01	$0.00
Net income per diluted share	$0.16	$0.06	$0.01	$0.00

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2006:
Net revenue	$33,938	$37,931	$37,364	$37,002
Gross profit	30,580	34,074	33,536	32,444
Net (loss) income	(2,283)	7,068	2,113	1,945
Less: preferred dividends and accretion	(4,056)	(3,464)	(3,578)	(3,615)
Net income (loss) available to common shareholders	(6,339)	3,604	(1,465)	(1,670)
Net income (loss) per basic share	$(0.81)	$0.15	$(0.16)	$(0.16)

Net income (loss) per diluted share	$(0.81)	$0.13	$(0.16)	$(0.16)

Our participating preferred stock converted to common stock on December 18, 2007 as the result of our Initial Public Offering. With this conversion, we are no longer contractually obligated to pay the associated accrued preferred dividends. Since the preferred stock has converted to common and the associated preferred dividends are no longer being accrued, we have presented the 2007 basic and diluted EPS both inclusive and exclusive (exclusive is Pro forma) of these dividends. We believe the additional disclosure exclusive of the dividends provides more meaningful insight into our earnings per share related to the continuing operations of the company.