Form 10-Q
period 2008-03-31
MEDASSETS INC
filed 2008-05-15
CIK 1254419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 0001254419
MEDASSETS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	51-0391128
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

100 North Point Center East, Suite 200
Atlanta, Georgia	30022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (678) 323-2500
(Former name, former address and former fiscal year, if changed since last report)
N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 13, 2008, the registrant had 44,465,496 shares of $0.01 par value common stock outstanding.

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MedAssets, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$127,977	$136,952
Restricted cash	20	20
Accounts receivable, net of allowances of $4,589 and $3,506 as of March 31, 2008 and December 31, 2007	42,258	33,679
Deferred tax asset, current	14,331	15,049
Prepaid expenses and other current assets	5,092	4,508

Total current assets	189,678	190,208
Property and equipment	33,486	32,490
Other long term assets
Goodwill	232,822	232,822
Intangible assets, net	58,462	62,491
Other	8,958	8,368

Other long term assets	300,242	303,681

Total assets	$523,406	$526,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,280	$4,562
Accrued revenue share obligation and rebates	21,780	29,998
Accrued payroll and benefits	11,898	13,402
Other accrued expenses	6,803	5,612
Deferred revenue, current portion (Note 3)	20,451	19,791
Current portion of notes payable (Note 4)	2,020	2,020
Current portion of finance obligation	135	128

Total current liabilities	68,367	75,513
Notes payable, less current portion (Note 4)	195,759	196,264
Finance obligation, less current portion	9,973	10,009
Deferred revenue, less current portion (Note 3)	3,474	3,229
Deferred tax liability	4,644	5,868
Other long term liabilities	9,229	5,981

Total liabilities	291,446	296,864
Commitments and contingencies (Note 5)	—	—
Stockholders’ equity (Note 6)
Common stock, $0.01 par value, 150,000,000 shares authorized; 44,465,000 and 44,429,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	445	444
Additional paid-in capital	466,125	464,313
Notes receivable from stockholders	(621)	(614)
Accumulated other comprehensive loss	(4,995)	(2,935)
Accumulated deficit	(228,994)	(231,693)

Total stockholders’ equity	231,960	229,515

Total liabilities and stockholders’ equity	$523,406	$526,379

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MedAssets, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended March 31,
	2008	2007
	(In thousands, except per share amounts)
Revenue
Administrative fees, net	$27,545	$25,977
Other service fees	31,213	16,329

Total net revenue	58,758	42,306

Operating expenses:
Cost of revenue	8,462	4,186
Product development expenses	2,697	1,881
Selling and marketing expenses	12,911	7,838
General and administrative expenses	21,060	13,449
Depreciation	2,121	1,599
Amortization of intangibles	3,778	2,841

Total operating expenses	51,029	31,794

Operating income	7,729	10,512
Other income (expense):
Interest expense	(4,317)	(3,629)
Other income	1,033	472

Income before income taxes	4,445	7,355
Income tax expense	1,746	2,810

Net income	2,699	4,545
Preferred stock dividends	—	(3,672)

Net income attributable to common stockholders	$2,699	$873

Basic and diluted income per share (Note 8):

Basic net income attributable to common stockholders	$0.06	$0.03

Diluted net income attributable to common stockholders	$0.06	$0.03

Weighted average shares — basic	44,418	26,807
Weighted average shares — diluted	47,213	28,853
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MedAssets, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2008	2007
	(In thousands)
Operating activities
Net income	$2,699	$4,545
Adjustments to reconcile income from continuing operations to net cash used in operating activities:
Bad debt expense	772	50
Depreciation	2,260	1,657
Amortization of intangibles	4,029	3,006
Loss on sale of assets	—	2
Noncash stock compensation expense (Note 6)	1,740	744
Amortization of debt issuance costs	153	84
Noncash interest expense, net	140	128
Deferred income tax expense	763	2,375
Changes in assets and liabilities:
Accounts receivable, net	(9,351)	(1,636)
Prepaid expenses and other assets	(584)	(1,350)
Other long-term assets	(150)	(22)
Accounts payable	718	(1,303)
Accrued revenue share obligations and rebates	(8,218)	(4,423)
Accrued payroll and benefits	(1,504)	(3,338)
Other accrued expenses	1,111	(2,216)
Deferred revenue	905	(880)

Cash used in operating activities	(4,517)	(2,577)

Investing activities
Purchases of property, equipment, and software	(1,707)	(586)
Capitalized software development costs	(2,152)	(1,364)

Cash used in investing activities	(3,859)	(1,950)

Financing activities
Proceeds from notes payable	—	188
Repayment of notes payable and capital lease obligations (Note 4)	(505)	(621)
Repayment of finance obligation	(160)	(163)
Issuance of note receivable to stockholders	(7)	(11)
Issuance of common stock, net of offering costs (Note 6)	73	—

Cash used in financing activities	(599)	(607)

Net decrease in cash and cash equivalents	(8,975)	(5,134)
Cash and cash equivalents, beginning of period	136,952	23,459

Cash and cash equivalents, end of period	$127,977	$18,325

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
     Unless the context indicates otherwise, references in this Quarterly Report to “MedAssets,” the “Company,” “we,” “our” and “us” mean MedAssets, Inc., and its subsidiaries and predecessor entities.
1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
We provide technology-enabled products and services which together deliver solutions designed to improve operating margin and cash flow for hospitals and health systems. Our customer-specific solutions are designed to efficiently analyze detailed information across the spectrum of revenue cycle and spend management processes. Our solutions integrate with existing operations and enterprise software systems of our customers and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and customers are primarily located throughout the United States.
The accompanying unaudited Condensed Consolidated Financial Statements, and audited Condensed Consolidated Balance Sheet as of December 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01. Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Additionally, operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008.
The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2007 included in our Form 10-K as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 24, 2008. The Condensed Consolidated Financial Statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (or “FASB”) issued Statement of Financial Accounting Standard (or “SFAS”) No. 157, Fair Value Measurements, (or “SFAS 157”) which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous pronouncements. SFAS 157 requires companies to evaluate their assets and liabilities within an established fair value hierarchy based on the inputs utilized in the relative valuation process.
In December 2007, the FASB provided a one-year deferral of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually.
On January 1, 2008, we adopted SFAS 157 for our financial assets and liabilities, which consist of derivatives we record in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (or “SFAS 133”). These derivatives include a series of par forward contracts used to hedge currency exchange risk on a single customer contract, and two interest rate swaps used to hedge interest rate risk on our indebtedness. Such derivatives are recorded at fair value on a recurring basis and each utilize Level 2 inputs in the fair value hierarchy. We have not yet adopted SFAS 157 for non-financial assets and liabilities. Additionally, we do not have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis, or at least annually.

The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the three months ended March 31, 2008.
Par forward contracts
We have a series of par forward contracts to lock in the rate of exchange in U.S. dollar terms at a specific par forward exchange rate of Canadian dollars to one U.S. dollar, with respect to one specific Canadian customer contract. This three-year customer contract extends through April 30, 2010. The hedged instruments are classified as cash flow hedges and are designed to be highly effective at minimizing exchange risk on the contract. We designated this hedge as effective and recorded the fair value of this instrument as a liability of $76,000 ($47,000 net of tax) in Other long-term liabilities as of March 31, 2008. The offsetting unrealized loss is recorded as Accumulated other comprehensive loss, net of tax, in our Stockholders’ equity as of March 31, 2008.
We determined the fair values of the par forward contracts using Level 2 inputs as defined under SFAS 157 because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. However, these instruments are not traded in active markets, thus they are not valued using Level 1 inputs. Our valuation technique assessed the par forward contract by comparing each fixed cash flow to a hypothetical cash flow utilizing an observable market spot exchange rate as of March 31, 2008, and then discounting each of those cash flows to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value represents a cumulative total of each par forward contract calculated fair value.
Interest rate swaps
We entered into two floating-to-fixed rate LIBOR-based interest rate swaps in November 2006 and July 2007 hedging an aggregate of $150,000,000 of outstanding term loan debt as of March 31, 2008. We pay three-month floating LIBOR interest payments to our creditor counterparty. Settlement payments are then made quarterly between us and the counterparty for the differences between the three-month floating LIBOR rates and our contracted fixed rates, effectively fixing our interest payments to the counterparty. The swaps effectively convert a portion of the notional amount of the variable rate term loan to fixed rate debt. The swaps do not hedge the applicable margin that the counterparty charges on our indebtedness in addition to LIBOR (2.50% as of March 31, 2008). As of March 31, 2008, we pay an effective rate of 4.98% on $80,000,000 and 5.36% on $70,000,000 of notional amounts outstanding, before applying the applicable margin. The November 2006 swap terminates in December 2009 and the July 2007 swap terminates in July 2010. The interest rate swaps qualify as highly effective cash flow hedges under SFAS 133, and as such, we record the fair values of the swaps on our balance sheet. As of March 31, 2008, the combined fair values of the swaps was recorded as a liability of $7,925,000 ($4,947,000 net of tax) in Other long-term liabilities, and the offsetting unrealized loss was recorded in Accumulated other comprehensive loss, net of tax, in our Stockholders’ equity. If we assess any portion of our instruments to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.
We also determined the fair values of the swaps using Level 2 inputs as defined under SFAS 157 because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed each swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market 3-month floating LIBOR rate as of March 31, 2008. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair values of the combined swaps represent a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (or “SFAS 159”) which permits all entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The election to measure eligible instruments at fair value can be done on an instrument-by-instrument basis, is irrevocable and can only be applied to the entire instrument. Changes in fair value for subsequent measurements will be recognized as unrealized gains or losses in earnings at each subsequent reporting date. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

As of March 31, 2008, we have not elected to measure any of our financial assets or liabilities at fair value that are not already required to be measured at fair value.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133 (or “SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.
Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (or “SFAS 141(R)”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions and requires a number of changes to the original pronouncement, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.
3. DEFERRED REVENUE
Deferred revenue consists of unrecognized revenue related to advanced customer invoicing or customer payments received prior to revenue being realized and earned. Substantially all of our deferred revenue consists of (i) deferred administrative fees, (ii) deferred service fees, (iii) deferred software and implementation fees, and (iv) other deferred fees, including receipts for our annual customer and vendor meeting prior to the event.
The following table summarizes the deferred revenue categories and balances as of:

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Software and implementation fees	$15,175	11,082
Service fees	7,175	7,266
Administrative fees	1,377	2,914
Other fees	198	1,758

Deferred revenue, total	23,925	23,020
Less: Deferred revenue, current portion	(20,451)	(19,791)

Deferred revenue, non-current portion	$3,474	3,229
As of March 31, 2008 and December 31, 2007, deferred revenues included in our Condensed Consolidated Balance Sheets that were contingent upon meeting performance targets were $1,261,000 and $3,452,000, respectively. On March 31, 2008, deferred revenue, and related accounts receivable, from software and implementation fees includes $4,806,000 of advanced billing related to a specific customer.
4. NOTES PAYABLE
The balances of our notes payable are summarized as follows as of:

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Notes payable — senior	$197,050	$197,548
Other	729	736

Notes payable, total	197,779	198,284
Less: current portions	(2,020)	(2,020)

Notes payable, non-current portion	$195,759	$196,264

Interest paid during the three months ended March 31, 2008 and 2007 was approximately $3,867,000 and $3,350,000, respectively. We made a quarterly principal payment on our senior term loan of approximately $498,000 during the three months ended March 31, 2008. No amounts were drawn on our revolving credit facility and $109,000,000 of availability existed under the facility as of March 31, 2008.
5. COMMITMENTS AND CONTINGENCIES
In the ordinary course of business, we enter into customer contracts that include performance targets. These performance targets generally relate to committed financial improvement to our customers from the use of our services and software. In the event the performance targets are not achieved, we are obligated to refund or reduce a portion of our fees. We generally receive written customer acceptance as performance targets are achieved.
Two of our recent acquisitions (Med-Data Management Inc., or “Med-Data,” and Dominic & Irvine, LLC, or “D&I”) have provisions in the respective asset purchase agreements requiring additional consideration to be paid to the former owners of the acquired assets if certain performance criteria are met. The respective performance measures have not been achieved to date.
The D&I acquisition contingency period extends through December 31, 2008 and has a maximum potential earn-out of $10,000,000. We currently estimate the range of the potential earn-out, if the D&I performance measures are achieved, to be approximately zero to $3,000,000.
In August 2007, the former owner of Med-Data disputed our earn-out calculation made under the Med-Data Asset Purchase Agreement and alleged that we failed to fulfill our obligations with respect to the earn-out. In November 2007, the former owner filed a complaint alleging that we failed to act in good faith with respect to the operation of Med-Data subsequent to the acquisition which affected the earn-out calculation. The Company refutes these allegations and is vigorously defending itself against these allegations. On March 21, 2008 we filed an answer, denying the plaintiffs’ allegations; and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. This litigation is currently in the early stages of discovery, and we currently cannot estimate any probable outcome. The maximum earn-out payable under the Asset Purchase Agreement is $4,000,000.
As of March 31, 2008, we have not recorded a liability or an asset related to these acquisition contingencies on our balance sheet. Other than the Med-Data dispute noted above, as of March 31, 2008, we are not presently involved in any other legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.
6. STOCKHOLDERS’ EQUITY
Preferred Stock
As a result of the closing of our initial public offering, all outstanding preferred stock converted into approximately 17,317,000 shares of common stock based on the applicable conversion rate for each series. As a result of the conversion, all rights of the holders of such shares to receive accrued dividends terminated, therefore all accrued and unpaid dividends totaling approximately $80,320,000 were deemed contributed to paid-in capital as of December 31, 2007. We had no preferred stock outstanding as of March 31, 2008.
Common Stock
During the quarter ended March 31, 2008, we issued approximately 20,000 shares of our common stock to an unrelated charitable foundation. The market value of the common stock on the date of issuance was approximately $348,000 which has been recorded as non-cash non-employee share-based expense in our accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2008.
A summary of changes in restricted shares during the three months ended March 31, 2008 is as follows (Unaudited):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested balance at January 1, 2008	25,000	$6.35
Change during the period:
Shares granted	5,000	15.95

Nonvested balance at March 31, 2008	30,000	$7.93

During the quarter ended March 31, 2008, we issued approximately 5,000 shares of restricted common stock to a member of our senior advisory board in exchange for advisory services. The restricted shares of common stock vest over three years. The estimated fair value of the restricted common stock at the date of issuance was approximately $80,000.

We have recorded non-cash non-employee share-based compensation expense of approximately $20,000 and $27,000 for the three months ended March 31, 2008 and 2007, respectively, related to restricted shares issued in connection with advisory services. We will recognize additional non-cash, non-employee share-based compensation expense of approximately $75,000, $46,000, $11,000 and $1,000 for the years ended December 31, 2008, 2009, 2010 and 2011 respectively, related to restricted shares issued for advisory services.
During the quarter ended March 31, 2008, we issued approximately 11,000 shares of common stock in connection with employee stock option exercises for aggregate exercise proceeds of approximately $73,000. There were no employee stock option exercises during the quarter ended March 31, 2007.
During the quarter ended March 31, 2008, we recorded an approximate $733,000 reduction to non-cash share-based compensation expense to mark the shares of common stock collateralizing certain notes receivable to market value. No corresponding adjustment was made during the quarter ended March 31, 2007 as the market value did not materially change during the period.
Stock Options
The share-based compensation cost related to stock options (or “options”) granted under our two active share-based compensation plans that has been charged against income was $2,105,000 and $717,000 for the three months ended March 31, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $832,000 and $277,000 for the three months ended March 31, 2008 and 2007, respectively. The tax benefit realized by us reflects the exercise value of options and vesting of restricted shares. There were no capitalized share-based compensation costs at March 31, 2008 or March 31, 2007.
During the quarter ended March 31, 2008, we modified certain option agreements by accelerating the vesting of approximately 20,000 options in connection with the death of one of our employees. As a result of the option agreement modifications, we recognized incremental non-cash share-based compensation expense of approximately $231,000 during the three months ended March 31, 2008.
During the three months ended March 31, 2008 and 2007, we granted options for the purchase of approximately 691,000 and zero shares, respectively, under the 2004 Long-Term Incentive Plan (or the “plan”). The options granted during the three months ended March 31, 2008 have an exercise price of $15.95 and a vesting period of five years, with the exception of 41,000 shares vesting over a ten-month period. As provided in the plan, options may be granted to employees based on performance, promotion, and in some cases upon employment.
The exercise price of the stock options described above was equal to the fair value, or market price, of our common stock on the date of grant (or “grant-date fair value”), and therefore the intrinsic value of each option grant was zero. The grant-date fair value of options granted during the three months ended March 31, 2008 represents the market value of our common stock as of the close of market on March 24, 2008. The weighted-average grant-date fair value of each option granted during the three months ended March 31, 2008 was $6.54.
A summary of changes in outstanding options during the three months ended March 31, 2008 is as follows (Unaudited):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding as of January 1, 2008	6,974,000	$6.49	8 years	$121,713,000
Granted	691,000	15.95
Exercised	(11,000)	8.67
Forfeited	(110,000)	9.59

Options outstanding as of March 31, 2008	7,544,000	7.31	8 years	56,686,000

Options exercisable as of March 31, 2008	2,009,000	$4.06	7 years	$21,626,000

The total intrinsic value of options exercised during the three months ended March 31, 2008 was $111,000. There were no options granted or exercised and 131,000 shares were forfeited during the three months ended March 31, 2007. Our policy for issuing shares upon option exercise is to issue new shares of common stock.
As of March 31, 2008, we had approximately 1,179,000 shares available for additional option grants reserved under our equity incentive plans. There was approximately $14,726,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of 1.8 years. The total fair value of the options vested during the three months ended March 31, 2008 and 2007 was approximately $958,000 and $719,000, respectively.
The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of options outstanding as of March 31, 2008 (Unaudited):

March 31,
2008
Range of exercise prices	$.63 - $16.00
Number of options outstanding	7,544,000
Weighted average exercise price	$7.31
Weighted average remaining contractual life	8.0 years
Under the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (or “SFAS No. 123(R)”) we calculate the grant-date estimated fair value of share-based awards using a Black-Scholes-Merton valuation model. Determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. Prior to adopting SFAS No. 123(R), we recognized forfeitures in our pro forma disclosures only as they occurred. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is estimated based on historical experience. We base fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions for the three months ended March 31, 2008 (Unaudited). We did not issue any option grants during the three months ended March 31, 2007:

Three Months Ended
March 31, 2008
Calculated volatility	35.3%
Dividend yield	0%
Risk free interest rate	3.00%
Range of expected term	5.4 - 6.5 years
As a newly publicly-traded entity, it is not practicable for us to estimate the expected volatility of our share price. In accordance with SFAS No. 123(R), we have estimated the grant-date fair value of our shares using volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities. We identified similar public entities for which share and option price information was available, and considered the historical volatilities of those entities’ share prices in calculating volatility. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding. Based on our limited history, we utilized the “simplified method” as prescribed in Staff Accounting Bulletin No. 107, Share-based Payment, to calculate expected term. Compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures.
Total share-based compensation expense (inclusive of restricted stock, stock options, and other share-based compensation) for the three months ended March 31, 2008 and 2007, respectively, is reflected in our consolidated statements of operations as follows:

	Three Months Ended March 31,
	2008	2007
	(Unaudited, in thousands)
Cost of revenue	$648	$140
Product development	122	72
Selling and marketing	477	154
General and administrative	493	378

Total share-based compensation expense	$1,740	$744
7. INCOME TAXES
Our federal income tax return for the 2005 tax year continues to be under audit by the Internal Revenue Service. Our federal income tax returns for the tax years ended 2004 and 2006 are under a limited scope review as a result of the 2005 audit. This audit is expected to be completed by June 30, 2008. We are unable to estimate the probability or quantification of a potential financial statement impact at this time.
Income tax expense recorded during the year ended December 31, 2007, was at an effective rate of 41.8%. This effective rate included the recording of an additional FIN 48 liability and the write-off of in-process research and development costs related to our acquisition of XactiMed, Inc. (or “XactiMed”), partially offset by the release of our valuation allowance related to state net operating loss carryforwards. Since these items do not represent ordinary-course events in 2007, our effective rate for the period ending March 31, 2008 decreased to 39.3%.
8. INCOME PER SHARE
We calculate earnings per share (or “EPS”) in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing reported net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period following the two-class method. The effect of our participating convertible preferred stock was included in basic EPS, if dilutive, under the two-class method in accordance with EITF Issue No. 03-06, Participating Securities and the Two-Class Method under SFAS No. 128. Diluted EPS reflects the potential dilution that could occur if our stock options and stock warrants were exercised and converted into our common shares during the reporting periods. For the three months ended March 31, 2007, participating convertible preferred stock is included in the calculation of basic EPS as the shares were dilutive. Our participating preferred stock converted to common stock on December 18, 2007 as the result of the closing of our initial public offering.

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(In thousands, except per share amounts)
Numerator for Basic and Diluted Income Per Share:
Net income from continuing operations	$2,699	$4,545
Preferred stock dividends	—	(3,672)

Net income attributable to common stockholders	2,699	873
Denominator:
Weighted average shares outstanding	44,418	10,694
Effect of participating convertible preferred stock	—	16,113

Denominator for basic income per share weighted average shares using the two-class method	44,418	26,807
Effect of dilutive securities:
Stock options	2,638	1,945
Stock warrants	157	101

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	47,213	28,853

Basic income per share:
Net income attributable to common stockholders from continuing operations	$0.06	$0.03

Basic income per share	$0.06	$0.03
Diluted net income per share:
Net income attributable to common stockholders from continuing operations	$0.06	$0.03

Diluted net income per share	$0.06	$0.03
9. SEGMENT INFORMATION
We deliver our solutions and manage our business through two reportable business segments, Revenue Cycle Management (or “RCM”) and Spend Management (or “SM”):

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
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information or (“SFAS No. 131”), defines reportable segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing financial performance. SFAS No. 131 indicates that financial information about segments should be reported on the same basis as that which is used by the chief operating decision maker in the analysis of performance and allocation of resources.
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

	Three Months Ended March 31, 2008
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Administrative fees	$—	$39,887	$—	$39,887
Revenue share obligation	—	(12,342)	—	(12,342)
Other service fees	25,106	6,107	—	31,213

Total net revenue	25,106	33,652	—	58,758
Total operating expenses	26,251	19,899	4,879	51,029

Operating income	(1,145)	13,753	(4,879)	7,729
Interest expense	—	—	(4,317)	(4,317)
Other income (expense)	14	(8)	1,027	1,033

Income (loss) before income taxes	$(1,131)	$13,745	$(8,169)	$4,445
Income tax (benefit)	(239)	4,325	(2,340)	1,746

Net income (loss)	(892)	9,420	(5,829)	2,699
Segment Adjusted EBITDA	$4,241	$16,028	$(4,239)	$16,030

	Three Months Ended March 31, 2008
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Financial Position:
Accounts receivable, net	$27,322	$14,550	$386	$42,258
Other assets	227,988	117,734	135,426	481,148
Total assets	255,310	132,284	135,812	523,406
Accrued revenue share obligation	—	21,780	—	21,780
Deferred revenue	18,768	5,157	—	23,925
Other liabilities	35,588	31,636	178,517	245,741
Total liabilities	$54,356	$58,573	$178,517	$291,446

	Three Months Ended March 31, 2007
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Administrative fees	$—	$37,727	$—	$37,727
Revenue share obligation	—	(11,750)	—	(11,750)
Other service fees	13,856	2,473	—	16,329

Total net revenue	13,856	28,450	—	42,306
Total operating expenses	12,092	16,203	3,499	31,794

Operating income	1,764	12,247	(3,499)	10,512
Interest expense	—	(1)	(3,628)	(3,629)
Other income (expense)	(20)	(8)	500	472

Income (loss) before income taxes	1,744	12,238	(6,627)	7,355
Income tax (benefit)	662	3,683	(1,535)	2,810

Net income (loss)	1,082	8,555	(5,092)	4,545
Segment Adjusted EBITDA	$4,581	$14,488	$(2,811)	$16,258
SFAS No. 131 requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for each of the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(Unaudited, in thousands)
RCM Adjusted EBITDA	$4,241	$4,581
SM Adjusted EBITDA	16,028	14,488

Total reportable Segment Adjusted EBITDA	20,269	19,069
Depreciation	(1,731)	(1,244)
Amortization of intangibles	(3,778)	(2,841)
Amortization of intangibles (included in cost of revenue)	(391)	(223)
Interest expense, net of interest income (1)	2	(1)
Income tax	(4,085)	(4,345)
Share-based compensation expense (2)	(1,501)	(438)
Purchase accounting adjustments (3)	(257)	(340)

Total reportable segment net income	8,528	9,637
Corporate net (loss)	(5,829)	(5,092)

Consolidated net income	$2,699	$4,545

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statement of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(3)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances to fair value as of the respective acquisition dates for Avega Health Systems, Inc. (or “Avega”) and XactiMed. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in periods subsequent to the acquisition and is not indicative of the changes in underlying results of operations.
10. SUBSEQUENT EVENTS
On April 29, 2008, we entered into an Agreement and Plan of Merger (the “Accuro Merger Agreement”) to acquire all of the outstanding stock of Accuro Healthcare Solutions, Inc. (“Accuro”), a provider of revenue cycle management solutions. Pursuant to the Accuro Merger Agreement, we will pay an aggregate purchase price of approximately $207,000,000 in cash (of which approximately $100,000,000 will be applied towards prepaying assumed indebtedness), subject to certain adjustments, 8,850,000 shares of unregistered common stock of the Company, and an additional payment of $20,000,000, payable in cash or shares of our common stock on the first anniversary of the transaction closing. We expect to close the transaction no later than July 28, 2008.
On May 9, 2008, we entered into the third amendment to our existing credit agreement. The amendment will effectively increase our term loan facility by an additional $25,000,000 and the commitments to loan amounts under our revolving credit facility from $110,000,000 to $125,000,000. The amendment also increases the applicable margins on the rate of interest we pay under our credit agreement. The effectiveness of the amendment is conditioned upon, among other things, the closing of the Accuro transaction. The proceeds of the increased facilities will be used to fund a portion of the purchase price of Accuro. In conjunction with the aforementioned expected closing of the Accuro transaction, we expect the closing of the third amendment to our credit agreement to be no later than July 28, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” (as defined in Section 27A of the U.S. Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the Exchange Act) that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Words such as “anticipates,” “believes,” “plans,” “expects,” “intends,” “estimates” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. For purposes of this Quarterly Report on Form 10-Q, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements reflect our current beliefs and expectations and are based on information currently available to us. Accordingly, these statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual growth, results of operations, performance and business prospects and opportunities to differ from those expressed in, or implied by, these statements. As a result, no assurance can be given that our future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. These risks, uncertainties and other factors are set forth under the section heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC, on March 24, 2008. We have no intention or obligation to update or revise these forward-looking statements to reflect new events, information or circumstances.
Overview
We provide technology-enabled products and services which together deliver solutions designed to improve operating margin and cash flow for hospitals and health systems. Our customer-specific solutions are designed to efficiently analyze detailed information across the spectrum of revenue cycle and spend management processes. Our solutions integrate with existing operations and enterprise software systems of our customers and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and customers are primarily located throughout the United States.
Management’s primary metrics to measure the consolidated financial performance of the business are gross fees, net revenue and Adjusted EBITDA. We define gross fees as total net revenue prior to reducing such revenue for revenue share obligations. We use these metrics to measure our business given they provide period-over-period comparability and measure the fundamental business elements which our management can influence in the short term.
For the three months ended March 31, 2008 and 2007, we generated gross fees of $71.1 million and $54.1 million, respectively, total net revenue of $58.8 million and $42.3 million, respectively, operating income of $7.7 million and $10.5 million, respectively and net income of $2.7 million and $4.5 million, respectively. For the three months ended March 31, 2008 and 2007, we generated Adjusted EBITDA of $16.0 million and $16.3 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Use of Non-GAAP Financial Measures.” The $0.3 million, or 1.8%, decrease in Adjusted EBITDA results from a $0.4 million decrease in Segment Adjusted EBITDA from our Revenue Cycle Management segment, a $1.5 million increase in Segment Adjusted EBITDA from our Spend Management segment, and a $1.4 million increase in corporate expenses excluding interest, income taxes, depreciation and amortization.
Our Adjusted EBITDA decrease is primarily attributable to: lower revenue from business intelligence software and consulting services in our Revenue Cycle Management segment; higher administrative fee revenue during the three months ended March 31, 2007 due to vendor report timing; increased compensation and other operating expenses related to our recent Revenue Cycle Management acquisition integration plan; expenses incurred related to our our annual customer and vendor meeting which was held in the first quarter of 2008 compared to the second quarter of 2007; and increased general and administrative costs associated with being a publicly-traded company.
Recent Developments
On April 29, 2008, we entered into an agreement and plan of merger to acquire all of the outstanding stock of Accuro Healthcare Solutions, Inc. (or “Accuro”), a provider of revenue cycle management solutions. Pursuant to the merger agreement, we will pay an aggregate purchase price of approximately $207 million in cash (of which approximately $100 million will be applied towards prepaying assumed indebtedness), subject to certain adjustments, 8,850,000 unregistered shares of our common stock of the Company, and an additional payment of $20 million, payable in cash or unregistered shares of our common stock on the first anniversary of the transaction closing. We expect to close the transaction no later than July 28, 2008.
In connection with the Accuro transaction, we entered into our third amendment to our existing credit agreement on May 9, 2008 with Bank of America, N.A. and the parties therein (the “Third Credit Agreement Amendment”). The effectiveness of the Third Credit Agreement Amendment is conditioned upon, among other things, the closing of the Accuro transaction. The Third Credit Agreement Amendment will increase our term loan facility by an additional $25,000,000 and the commitments to loan amounts under our revolving credit facility from $110,000,000 to $125,000,000. The Third Credit Agreement Amendment also increases the applicable margins on the rate of interest we pay under our credit agreement. The proceeds of the increased facilities will be used to fund a portion of the purchase price of Accuro. We expect the closing of the Accuro transaction to be no later than July 28, 2008. Refer to Part II, Item 5, “Other Information” herein for further discussion.
Segment Structure and Revenue Streams
We deliver our solutions through two business segments, Revenue Cycle Management and Spend Management. Management’s primary metrics to measure segment financial performance are gross fees, net revenue and Segment Adjusted EBITDA. All revenues are from external customers and inter-segment revenues have been eliminated. See Note 9 of the Notes to our Condensed Consolidated Financial Statements for discussion on Segment Adjusted EBITDA, and certain items of our segment results of operations and financial position.
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
Service fees. For certain revenue cycle management solutions we earn fees based on a percentage of cash remittances collected.
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
Our group purchasing organization customers make purchases, and receive shipments, directly from the vendors. Generally on a monthly or quarterly basis, vendors provide us with a report describing the purchases made by our customers through our group purchasing organization vendor contracts, including associated administrative fees. We recognize revenue upon the receipt of these reports from vendors.

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
Other service fees. The following items are included as Other Service Fees in our condensed consolidated statement of operations:
•	Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and implantable physician preference items, or PPI, and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with a duration of three to nine months, and the related revenues are earned as services are rendered.

•	Subscription fees. We also have technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these ASP-hosted services.
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
Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs, and travel-related expenses.
General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses. We expect that general and administrative expenses will increase as we incur additional expenses related to being a publicly-traded company.
Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.
Amortization of intangibles. Amortization of intangibles includes the amortization of all intangible assets (with the exception of software), primarily resulting from acquisitions.

Results of Operations
Consolidated Tables
The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended March 31,
	2008	2007
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$25,106	$13,856
Spend Management
Administrative fees	39,887	37,727
Revenue share obligation	(12,342)	(11,750)
Other service fees	6,107	2,473

Total Spend Management	33,652	28,450

Total net revenue	58,758	42,306
Operating expenses:
Revenue Cycle Management	26,251	12,092
Spend Management	19,899	16,203

Total segment operating expenses	46,150	28,295
Operating income:
Revenue Cycle Management	(1,145)	1,764
Spend Management	13,753	12,247

Total segment operating income	12,608	14,011
Corporate expenses(1)	4,879	3,499

Operating income	7,729	10,512
Other income (expense):
Interest expense	(4,317)	(3,629)
Other income	1,033	472

Income before income taxes	4,445	7,355
Income tax expense	1,746	2,810

Net income	2,699	4,545
Reportable segment adjusted EBITDA(2):
Revenue Cycle Management	4,241	4,581
Spend Management	$16,028	$14,488

(1)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment of the Company.

(2)	Management’s primary metric of segment profit or loss is Segment Adjusted EBITDA. See Note 9 of the Notes to Condensed Consolidated Financial Statements.

Comparison of the Three Months Ended March 31, 2008 and March 31, 2007

	Three Months Ended March 31,
	2008		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$25,106	42.7%	$13,856	32.8%	$11,250	81.2%
Spend Management
Administrative fees	39,887	67.9	37,727	89.2	2,160	5.7
Revenue share obligation	(12,342)	(21.0)	(11,750)	(27.8)	(592)	5.0
Other service fees	6,107	10.4	2,473	5.8	3,634	146.9

Total Spend Management	33,652	57.3	28,450	67.2	5,202	18.3

Total net revenue	$58,758	100.0%	$42,306	100.0%	$16,452	38.9%
Total net revenue. Total net revenue for the three months ended March 31, 2008 was $58.8 million, an increase of $16.5 million, or 38.9%, from total net revenue of $42.3 million for the three months ended March 31, 2007. The increase in consolidated total net revenue was comprised of an $11.3 million increase in Revenue Cycle Management revenue and a $5.2 million increase in Spend Management revenue.
Revenue Cycle Management revenue. Revenue Cycle Management net revenue for the three months ended March 31, 2008 was $25.1 million, an increase of $11.3 million, or 81.2%, from net revenue of $13.9 million for the three months ended March 31, 2007. The increase was primarily the result of the following:
•	Acquisitions. $11.1 million of the increase resulted from revenue from products and services attributable to the acquisitions of XactiMed, which we acquired on May 18, 2007, and MD-X Solutions Inc., MD-X Strategies, Inc., and MD-X Systems, Inc., or collectively, MD-X, which we acquired on July 2, 2007.

•	Other Revenue Cycle products and services. $0.2 million of the increase is primarily comprised of a $0.9 million increase in software-related subscription fees from new and existing customers, offset by a $0.8 million decrease in revenue from our business intelligence products and services. Our subscription fee growth was derived from continued market demand for our charge capture and our supply-chain-revenue-cycle linkage subscription services, as well as from our latest version of our chargemaster management subscription services.

Our business intelligence products and services have experienced some sales softening. During 2007, we experienced delays in the release of the fourth version of our decision support software, which limited the growth of Revenue Cycle Management revenue during 2007 and the three months ended March 31, 2008. We expect continued adverse impact in the second quarter of 2008 as potential customers await the new product release and current customers await the upgraded product.
Spend Management net revenue. Spend Management net revenue for the three months ended March 31, 2008 was $33.7 million, an increase of $5.2 million, or 18.3%, from net revenue of $28.5 million for the three months ended March 31, 2007. The increase was primarily the result of an increase in administrative fees of $2.2 million, or 5.7%, partially offset by a $0.6 million increase in revenue share obligations, and an increase in other service fees of $3.6 million.
•	Administrative fees. Administrative fee revenue increased by $2.2 million as compared to the prior period, primarily due to the result of a net $1.5 million increase in contingent revenue recognized upon confirmation from certain customers that the respective performance targets had been achieved during the three months ended March 31, 2008. Excluding the revenue contribution from this contingent revenue, administrative fees increased by $0.7 million, or 1.9%, during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This increase in administrative fees was primarily due to higher purchasing volumes by existing customers under our group purchasing organization contracts with our manufacturer vendors, partially offset by the significant, and atypical, volume of vendor reporting received in the first quarter of 2007. We may continue to have significant fluctuations in our administrative fee revenue in future quarters as the timing of vendor reporting may not result in discernable quarterly trends.

•	Revenue share obligation. We analyze the impact that our revenue share obligation has on our results of operations by analyzing the ratio of revenue share obligation to administrative fees (or the “revenue share ratio”). The revenue share ratio for the three months ended March 31, 2008 was 30.9%, which was relatively consistent with the revenue share ratio of 31.1% for the three months ended March 31, 2007.

•	Other service fees. The $3.6 million of growth in other service fees primarily related to $2.9 million in revenues from our annual customer and vendor meeting. In 2007, this meeting and its related revenue and costs were recognized in our second quarter. However, in 2008 the meeting was held in March, and the related recognition occurred in our first quarter. Therefore, we do not expect this favorable revenue variance in other service fees resulting from our annual customer and vendor meeting to continue into our second quarter. To a lesser extent, other service fees also increased due to the achievement of performance targets in our supply chain consulting business and an increased number of consulting hours, or higher utilization, from new and existing customers.

	Three Months Ended March 31,
	2008		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$8,462	14.4%	$4,186	9.9%	$4,276	102.2%
Product development expenses	2,697	4.6	1,881	4.4	816	43.4
Selling and marketing expenses	12,911	22.0	7,838	18.5	5,073	64.7
General and administrative expenses	21,060	35.8	13.449	31.8	7,611	56.6
Depreciation	2,121	3.6	1,599	3.8	522	32.6
Amortization of intangibles	3,778	6.4	2,841	6.7	937	33.0

Total operating expenses	51,029	86.8	31,794	75.2	19,235	60.5

Operating expenses by segment:
Revenue Cycle Management	26,251	44.7	12,092	28.6	14,159	117.1
Spend Management	19,899	33.9	16,203	38.3	3,696	22.8

Total segment operating expenses	46,150	78.5	28,295	66.9	17,855	63.1
Corporate expenses	4,879	8.3	3,499	8.3	1,380	39.4

Total operating expenses	$51,029	86.8%	$31,794	75.2%	$19,235	60.5%
Total Operating Expenses
Cost of revenue. Cost of revenue for the three months ended March 31, 2008 was $8.5 million, or 14.4% of total net revenue, an increase of $4.3 million, or 102.2%, from cost of revenue of $4.2 million, or 9.9% of total net revenue, for the three months ended March 31, 2007. Of the increase, $3.2 million was attributable to acquired cost of revenue associated with the recently acquired businesses of XactiMed and MD-X, which were acquired after March 31, 2007. Excluding the cost of revenue associated with these recently acquired businesses, the cost of revenue for the three months ended March 31, 2008 was $5.3 million, or 11.1% of total net revenues, an increase of $1.1 million, or 26.2%, from cost of revenue for the three months ended March 31, 2007. This portion of the increase in cost of revenue is generally attributable to the increased costs of delivering our Spend Management services as we renewed several Spend Management customer contracts during 2007 that required associated services to be performed in connection with these renewals.
Product development expenses. Product development expenses for the three months ended March 31, 2008 were $2.7 million, or 4.6% of total net revenue, an increase of $0.8 million, or 43.4%, from product development expenses of $1.9 million, or 4.4% of total net revenue, for the three months ended March 31, 2007. The three months ended March 31, 2008 includes $0.7 million of product development expenses attributable to the operations of the businesses acquired after March 31, 2007. We made significant investments in product development since March 31, 2007; however, greater capitalization of software development costs during this period partially offset increased investments and, excluding the cost of revenue associated with these recently acquired businesses, product development expenses only increased by $0.1 million, period over period. During the remainder of 2008, we plan to develop several new Revenue Cycle Management products and subscription services utilizing assets acquired in our acquisitions of XactiMed and MD-X. Therefore, we anticipate continued significant investment in product development and a growth in expense during the remainder of 2008.
Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 2008 were $12.9 million, or 22.0% of total net revenue, an increase of $5.1 million, or 64.7%, from selling and marketing expenses of $7.8 million, or 18.5% of total net revenue, for the three months ended March 31, 2007. This increase includes $1.1 million of selling and marketing expenses attributable to the businesses acquired after March 31, 2007, which mainly consists of compensation of additional sales and marketing personnel of the acquired businesses. The remaining portion of the increase was primarily related to approximately $3.8 million of expenses incurred in association with our annual customer and vendor meeting held in March 2008. As discussed above, the 2007 annual customer and vendor meeting was held in the second quarter of 2007 and thus the related revenue and expenses were recognized and incurred in that quarter.
General and administrative expenses. General and administrative expenses for the three months ended March 31, 2008 were $21.1 million, or 35.8% of total net revenue, an increase of $7.6 million, or 56.6%, from general and administrative expenses of $13.5 million, or 31.8% of total net revenue, for the three months ended March 31, 2007. The three months ended March 31, 2008 includes $5.4 million of general and administrative expenses attributable to recently acquired businesses in 2007. Excluding the general and administrative expenses attributable to the businesses acquired after March 31, 2007, general and administrative expenses increased by $2.2 million from the prior period, or 16.3% to $15.7 million. This increase is mainly due to increased employee compensation from new and existing personnel; increased general and administrative expenses associated with being a publicly-traded company, such as higher professional fees for external auditors and legal counsel; and other general cost increases from our growing operations. As a result of our initial public offering in December 2007, we anticipate higher general and administrative expenses in 2008 compared to 2007 due to costs expected to be incurred as a publicly-traded company.
Depreciation. Depreciation expense for the three months ended March 31, 2008 was $2.1 million, or 3.6% of total net revenue, an increase of $0.5 million, or 32.6%, from depreciation expense of $1.6 million, or 3.8% of total net revenue, for the three months ended March 31, 2007. This increase primarily resulted from increased capital expenditures subsequent to March 31, 2007 for computer software developed for internal use and hardware related to personnel growth, depreciation of fixed assets from acquired businesses, and the build-out of new office space subsequent to March 31, 2007.
Amortization of intangibles. Amortization of intangibles for the three months ended March 31, 2008 was $3.8 million, or 6.4% of total net revenue, an increase of $0.9 million, or 33.0%, from amortization of intangibles of $2.8 million, or 6.7% of total net revenue, for the three months ended March 31, 2007. This increase primarily resulted from the amortization of certain identified intangible assets acquired from acquisitions in 2007.
Segment Operating Expenses
Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the three months ended March 31, 2008 were $26.3 million, an increase of $14.2 million, or 117.1%, from $12.1 million for the three months ended March 31, 2007. The $14.2 million increase in operating expenses includes $12.6 million of expenses attributable to the businesses acquired after March 31, 2007. Operating expenses related to these acquired businesses surpassed the related revenue of $11.1 million, mainly due to $2.1 million of additional non-cash amortization from acquired intangibles, and increased compensation from new and existing employees subsequent to acquisition. We incurred such growth in personnel-related expenses to support future implementations, customer service and related revenue growth. Excluding the expenses attributable to the recently acquired businesses, Revenue Cycle Management operating expenses increased by $1.6 million, primarily due to $0.8 million of increased share-based compensation and $0.6 million of sales and service training costs related to the segment for the annual customer and vendor meeting. We incurred higher share-based compensation expense during the three months ended March 31, 2008 as a result of stock options granted to employees of XactiMed and MD-X subsequent to acquisition.
Spend Management expenses. Spend Management operating expenses for the three months ended March 31, 2008 were $19.9 million, an increase of $3.7 million, or 22.8%, from $16.2 million for the three months ended March 31, 2007. The primary driver of the increased expenses at the Spend Management segment were $3.2 million of costs allocated to the segment related to our annual customer and vendor meeting. We realized other general operating expense increases for compensation increases to new and existing employees and other expenses consistent with the segment’s growth.

Corporate expenses. Corporate expenses for the three months ended March 31, 2008 were $4.9 million, an increase of $1.4 million, or 39.4%, from $3.5 million for the three months ended March 31, 2007, mainly as a result of increased compensation to new and existing employees, an expansion of our corporate office facilities in mid-2007, and other general increases in overhead costs as a result of being a publicly-traded company, such as higher professional fees for external auditors and legal counsel, and higher insurance expense. Corporate expenses also includes a $0.3 million charge to record non-employee share-based expense during the three months ended March 31, 2008 for an issuance of common stock to an unrelated charitable foundation. As a result of our initial public offering in December 2007, we anticipate higher corporate expenses in 2008 compared to 2007 due to costs expected to be incurred as a publicly-traded company.
Non-operating Expenses
Interest expense. Interest expense for the three months ended March 31, 2008 was $4.3 million, an increase of $0.7 million, or 19.4%, from interest expense of $3.6 million for the three months ended March 31, 2007. As of March 31, 2008, we had total indebtedness of $207.9 million compared to $179.5 million as of March 31, 2007. The increased total indebtedness at March 31, 2008 is primarily responsible for the increase in our interest expense. To a lesser extent, the increase in our interest expense resulted from an effective annual interest rate increase from 8.0% for the three months ended March 31, 2007 to 8.3% for the three months ended March 31, 2008.
Other income. Other income for the three months ended March 31, 2008 was $1.0 million, comprised principally of $0.9 million in interest income and $0.1 million of rental income. Other income for the three months ended March 31, 2007 was $0.5 million. The $0.5 million increase over the prior period is primarily due to higher interest income from proceeds of our initial public offering that are held in interest bearing accounts.
Income tax expense. Income tax expense for the three months ended March 31, 2008 was $1.7 million, a decrease of $1.1 million from an income tax of $2.8 million for the three months ended March 31, 2007. The income tax expense recorded during the three months ended March 31, 2008 was at an effective rate of 39.3% versus 38.2% for the three months ended March 31, 2007. The increase in the effective tax rate for the three months ended March 31, 2008 primarily relates to our effective state income tax rate with our state apportionment of taxable income for the period ending March 31, 2008 being more heavily weighted in states with higher income tax rates than our apportionment for the period ending March 31, 2007.
Income tax expense recorded during the year ended December 31, 2007, was at an effective rate of 41.8%. This effective rate included the write-off of in-process research and development costs related to our acquisition of XactiMed and the recording of an additional FIN 48 liability, partially offset by the release of our valuation allowance related to state net operating loss carryforwards. Since these items do not represent ordinary-course events in 2007, our effective rate for the period ending March 31, 2008 decreased.
Use of Non-GAAP Financial Measures
A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. We define and use Adjusted EBITDA, a non-GAAP financial measure, as set forth below.
We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization, income (loss) from discontinued operations and other non-recurring, non-cash or non-operating items. We use Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period to period that, when viewed in combination with our GAAP results and the following reconciliation, provides a more complete understanding of factors and trends affecting our business than GAAP measures alone. We believe Adjusted EBITDA assists our board of directors, management and investors in comparing our operating performance on a consistent basis because it removes the impact of our capital structure (primarily interest charges and amortization of debt issuance costs), asset base (primarily depreciation and amortization) and items outside the control of our management team (taxes), as well as other non-cash (impairment of intangibles, purchase accounting adjustments, share-based compensation expense and imputed rental income) and non-recurring (such as litigation expenses or failed acquisition charges) items, from our operations.
Our board of directors and management use Adjusted EBITDA as one of the primary measures for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations.

Adjusted EBITDA is also used as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees generally. Adjusted EBITDA, or a similar non-GAAP measure, is also used by research analysts, investment bankers and lenders to assess our operating performance. For example, our credit agreement requires delivery of compliance reports certifying compliance with financial covenants certain of which are, in part, based on an adjusted EBITDA measurement that is similar to the Adjusted EBITDA measurement reviewed by our senior management and our board of directors. The principal difference is that the measurement of adjusted EBITDA considered by our lenders under our credit agreement allows for certain adjustments (e.g., inclusion of interest income, franchise taxes and other non-cash expenses, offset by the deduction of our capitalized lease payments for one of our office leases) that result in a higher adjusted EBITDA than the Adjusted EBITDA measure reviewed by our board of directors and management and disclosed in this quarterly report on Form 10-Q. Our credit agreement also contains provisions that utilize other measures, such as excess cash flow, to measure liquidity.
Despite the importance of this measure in analyzing our business, determining compliance with certain financial covenants in our credit agreement, measuring and determining incentive compensation and evaluating our operating performance relative to our competitors, as well as the use of adjusted EBITDA measures by securities analysts, lenders and others in their evaluation of companies, Adjusted EBITDA as disclosed in this quarterly report on Form 10-Q has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results as reported under GAAP; nor is Adjusted EBITDA intended to be a measure of liquidity or free cash flow for our discretionary use. Some of these limitations of EBITDA are:
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
To properly and prudently evaluate our business, we encourage you to review the GAAP financial statements included elsewhere in this quarterly report on Form 10-Q, and not rely on any single financial measure to evaluate our business. We also strongly urge you to review the reconciliation of net income to Adjusted EBITDA, along with our Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q. In addition, because Adjusted EBITDA is not a measure of financial performance under GAAP and is susceptible to varying calculations, the Adjusted EBITDA measure, as presented in this quarterly report on Form 10-Q, may differ from and may not be comparable to similarly titled measures used by other companies.
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

	Three months ended
	March 31,
	2008	2007
	(Unaudited, in thousands)
Net Income	$2,699	$4,545

Depreciation	2,121	1,599
Amortization of intangibles	3,778	2,841
Amortization of intangibles (included in cost of revenue)	391	223
Interest Expense, net of Interest Income (1)	3,409	3,266
Income tax expense	1,746	2,810

EBITDA	14,144	15,284

Share-based compensation (2)	1,740	744

Rental income from capitalized building lease (3)	(110)	(110)
Purchase accounting adjustment (4)	256	340

Adjusted EBITDA	$16,030	$16,258

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statement of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. The significant increase in 2008 is due to share-based grants made subsequent to our initial public offering. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements filed in our annual report on Form 10-K for the year ended December 31, 2007 for further discussion of this rental income.

(4)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances to fair value as of the respective acquisition dates for Avega Health Systems, Inc. (or “Avega”) and XactiMed. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of the changes in underlying results of operations.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and other assumptions that we find reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results could differ from the estimates.
Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Other than our new policy described below for accounting for our self-insurance reserves, there have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Self-Insurance Reserves
Beginning January 1, 2008, we established a company-wide self-insurance plan for employee healthcare and dental insurance. We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs in excess of our insurance coverage which are probable and estimable. Reserves are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience. The majority of these claims are for healthcare and dental treatment claims and our liability estimate is primarily related to these claims.
Self-insurance reserves are based on management’s estimates of the costs to settle employee insurance claims. As such, differences between actual costs and management’s estimates could be significant. Additionally, changes in actuarial assumptions used in the development of these reserves could affect net income in a given period. Changes in the nature of claims could also impact our estimate. Our aggregate maximum payment exposure under the insurance plan is approximately $3.8 million per year.
New Pronouncements
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (or “SFAS 157”) which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous pronouncements. For instance, SFAS 157 requires that companies evaluate their assets and liabilities within an established fair value hierarchy based on the inputs utilized in the relative valuation process.
In December 2007, the FASB provided a one-year deferral of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually.
On January 1, 2008, we adopted SFAS 157 for our financial assets and liabilities, which consist of derivatives we record in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (or “SFAS 133”). These derivatives include a series of par forward contracts used to hedge currency exchange risk on a single customer contract, and two interest rate swaps used to hedge interest rate risk on our indebtedness. Such derivatives are recorded at fair value on a recurring basis. We have not adopted SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value, such as goodwill and intangible assets.
We valued our derivative instruments using Level 2 inputs, as defined under SFAS 157, because our valuation technique included inputs that are considered significantly observable in the market, either directly or indirectly. Given the nature of the inputs utilized in our valuation models and their visibility in the market, we are not able to reasonably estimate any sensitivity to changes in valuation due to market volatility. See Note 2 of our Condensed Consolidated Financial Statements in Item 1 for further discussion on the valuation methodology on our derivatives.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (or “SFAS 159”), which permits all entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The election to measure eligible instruments at fair value can be done on an instrument-by-instrument basis, is irrevocable and can only be applied to the entire instrument. Changes in fair value for subsequent measurements will be recognized as unrealized gains or losses in earnings at each subsequent reporting date. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. As of March 31, 2008, we have not elected to measure any of our financial assets or liabilities at fair value that are not already required to be measured at fair value.
Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (or “SFAS 141(R)”), which replaces SFAS No. 141. SFAS 141(R) retains the purchase method of accounting for acquisitions and requires a number of changes to the original pronouncement, including changes in the way assets and liabilities are recognized in the purchase accounting. SFAS 141(R) also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

Liquidity and Capital Resources
Our primary cash requirements ordinarily involve working capital, borrowing obligations and capital expenditures. Our capital expenditures typically consist of software capitalization and computer hardware purchases. Historically, the acquisition of complementary businesses has resulted in a significant use of cash. Our principal sources of funds have primarily been cash provided by operating activities and borrowings under our credit facilities.
     As of March 31, 2008, we had the following sources of cash available to fund our ongoing operations:
•	cash and cash equivalents of $128.0 million, which we held deposited in various cash equivalent funds that bore interest at average 30-day yields ranging from 1.8% to 3.2%.; and

•	$109 million of available capacity under our revolving loan facility, which is discussed further below.
We are party to an amended credit agreement that provides for (i) a term loan facility and (ii) a revolving loan facility with a $110.0 million aggregate loan commitment amount available, including a $10.0 million sub-facility for letters of credit and a $10.0 million swingline facility. As of March 31, 2008, (i) $197.1 million was outstanding under the term loan facility and (ii) no amounts were outstanding under the revolving credit facility (without giving effect to $1.0 million of outstanding but undrawn letters of credit on such date).
Management believes we currently have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next 12 months. However, the currently available sources of cash are insufficient to fund both the approximately $207 million cash portion of the purchase price payable by us in our acquisition of Accuro and to fund our other working capital needs, borrowing obligations and required capital expenditures. Accordingly, we entered into our third amendment to our existing credit agreement on May 9, 2008 with Bank of America, N.A. and the parties therein, as previously discussed. The effectiveness of the Third Credit Agreement Amendment is conditioned upon, among other things, the closing of the Accuro transaction. The proceeds of the increased facilities will be used to fund a portion of the purchase price of Accuro. Refer to Part II, Item 5, “Other Information” for further discussion.
We may continue to pursue other acquisitions or investments in the future. Additionally, cash provided by operating activities could be less than expected. We may also increase our capital expenditures consistent with our anticipated growth in infrastructure, software solutions, and personnel, and as we expand our market presence. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain required financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be limited.
Cash Flows
As of March 31, 2008 and 2007, we had cash and cash equivalents totaling $128.0 million and $18.3 million, respectively.
Our cash provided by operations is generally driven by cash receipts generated by our customers offset by cash paid for the operating expenses of providing services and products to our customers. If we continue to grow our revenues while maintaining a more modest growth rate in operating expenses, we expect cash provided by operations to continue to grow from period to period.
We have not historically utilized borrowings available under our credit agreement to fund operations. However, we may observe fluctuations in cash flows provided by operations from period to period due to unforeseen factors. These factors may include:

•	changes in working capital from the inconsistent timing of cash receipts and payments for major recurring items such as accounts receivable collections, accounts payable payments, revenue share obligation payments, incentive compensation, changes in deferred revenue, and other various items;

•	unforeseeable events or transactions; and

•	incremental net cash flows from operations of acquired businesses.
Typically in the first quarter of a given year, we expect either negative cash flows or minimal positive cash flows from operations. This is because we typically pay large semi-annual revenue share obligations to certain of our group purchasing organization customers during the first and third quarters of each year. For example, we paid approximately $23 million in revenue share obligation payments during the three months ended March 31, 2008. Additionally, we accrue employee bonuses throughout the year before paying those employees in the first quarter of each subsequent year.
Cash used in operations for the three months ended March 31, 2008 and 2007 was $4.5 million and $2.6 million, respectively. The increase in negative cash flows used in operations during the three months ended March 31, 2008 compared to that of March 31, 2007 was primarily due to an increase in revenue share obligation payments over the prior period; a larger base of total net revenue that was recognized from deferred revenue or that is billed as receivables, and thus was non-cash; and lower operating income during the period compared to the prior period. Accounts receivable and deferred revenue balances were both affected by a $4.8 million customer receivable for an invoice billed that was not yet recognized as revenue as of March 31, 2008. However, the deferred revenue impact is partially offset by a net $3.9 million of deferred revenue that was recognized during the period upon delivery of service or achievement of performance targets, resulting in a net positive increase in deferred revenue from December 31, 2007 to March 31, 2008 of $0.9 million.
We believe that cash used in or provided by investing activities will continue to be materially impacted by future acquisitions, continued growth in investments in property and equipment, and capitalized software. We expect cash used in investing activities to increase in the near term due to the pending acquisition of Accuro. Our property, equipment, and software investments consist primarily of technology infrastructure to provide capacity for expansion of our customer base, including computers and related equipment and software purchased or implemented by outside parties. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality. Cash used in investing activities increased from $2.0 million during the three months ended March 31, 2007 to $3.9 million during the three months ended March 31, 2008, mainly due to increased capital expenditures that are primarily related to the business acquired in the acquisitions of MD-X and XactiMed in 2007.
Cash used in financing activities for the three months ended March 31, 2008 and 2007 was $0.6 million for each period, and primarily represented principal payments made on indebtedness.
Acquisition Contingent Consideration
Two of our recent acquisitions (Med-Data and D&I) have provisions in the respective asset purchase agreements requiring additional consideration to be paid to the former owners of the acquired assets if certain performance criteria are met. The respective performance measures have not been achieved to date. The Med-Data contingency period ended June 30, 2007, and on September 25, 2007, we provided notice to the former owner of the Med-Data business indicating that we do not believe any additional payment is due. The former owner has disputed our calculation of the performance measures, alleged that we failed to fulfill our contractual obligations with respect to the earn-out, and filed a complaint in federal court with respect to these matters on November 30, 2007. On March 21, 2008 we filed an answer, denying the Plaintiffs’ allegations; and also filed a counterclaim, alleging that the Plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. We cannot estimate a probable outcome of the litigation at this time as this litigation is in the early stages of discovery. The maximum potential earn-out is $4 million.
The D&I acquisition contingency period extends through December 31, 2008 and has a maximum potential earn-out of $10 million. We currently estimate the range of the potential earn-out, if the D&I performance measures are achieved, to be approximately zero to $3 million. As of March 31, 2008, we have not recorded a liability or an asset related to these acquisition contingencies on our balance sheets.

Off-Balance Sheet Arrangements and Commitments
We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building under a finance obligation. We do not believe that this letter of credit will be drawn.
As of March 31, 2008, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
In March 2008, we extended the term of a lease on our offices in Franklin, Tennessee. The term of the lease was extended for an additional 41 months commencing on March 1, 2008 and terminating on July 31, 2011. The anticipated total rental commitment under the lease is $0.4 million.
Other than the purchase consideration committed for the acquisition of Accuro, as previously disclosed, there are no material changes outside the ordinary course of business with respect to our contractual obligations as presented in the table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign currency exchange risk. Certain of our contracts are denominated in Canadian dollars. As the Canadian dollar has not historically fluctuated significantly in relation to the U.S. dollar and our Canadian sales have not historically been significant to our operations, we do not believe that changes in the Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations we may increase the amount of our sales to foreign customers. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether a forward currency hedge instrument would be warranted. On August 2, 2007, we entered into a series of forward contracts to fix the Canadian dollar-to-U.S. dollar exchange rates on a Canadian customer contract, as discussed in Note 2 to our Condensed Consolidated Financial Statements. Other than another Canadian dollar contract that we have not elected to hedge, we currently do not transact business in any currency other than the U.S. dollar.
Interest rate risk. We had outstanding borrowings on our term loan of $197.1 million as of March 31, 2008. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin. We have interest rate swaps put in place in November 2006 and July 2007 which effectively convert a portion of the notional amount of the variable rate term loan to a fixed rate debt. The swaps do not hedge the applicable margin that the counterparty charges in addition to LIBOR (2.50% as of March 31, 2008). As discussed in Note 2 to our Condensed Consolidated Financial Statements, we currently pay an effective fixed rate of 4.98% on $80 million and 5.36% on $70 million of notional amounts outstanding, or $150 million in total, before applying the applicable margin.
A hypothetical 1% increase or decrease in LIBOR would have resulted in an approximate $0.1 million change to our interest expense for the three months ended March 31, 2008, which represents potential interest rate change exposure on the unhedged portion of our term loan indebtedness.
Item 4T. Controls and Procedures
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
Changes in Internal Control over Financial Reporting
We are not required to include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm until our Annual Report on Form 10-K for the fiscal year ending December 31, 2008 due to a transition period established by rules of the SEC for newly publicly-traded companies. There have been no changes in our internal control over financial reporting for the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Other than the Med-Data dispute noted below, we are not presently involved in any other legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.
On November 30, 2007, Jacqueline Hodges, the former owner of Med-Data filed a complaint in the United States District Court for the Northern District of Georgia, alleging that we failed to act in good faith with respect to the operation of the Med-Data business after its acquisition on July 18, 2005, by our wholly owned subsidiary Project Metro Acquisition, LLC (subsequently merged into MedAssets Net Revenue Systems, LLC), by taking certain actions and failing to take others which had the effect of causing the business to fail to achieve additional acquisition consideration contingent on certain “earn-out” thresholds in the purchase agreement. On March 21, 2008, we filed an answer, denying the plaintiffs’ allegations; and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. This litigation is currently in the early stages of discovery, and we cannot estimate a probable outcome at this time.
Item 1A. Risk Factors
There have been no material changes in the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Credit Agreement Amendment
In connection with the Accuro transaction (as described in Note 10 “Subsequent Events” to the Condensed Consolidated Financial Statements herein), we entered into our third amendment to our existing credit agreement on May 9, 2008 with Bank of America, N.A. and the parties therein. The effectiveness of the Third Credit Agreement Amendment is conditioned upon, among other things, the closing of the Accuro transaction. The Third Credit Agreement Amendment will increase our term loan facility by an additional $25,000,000 and the commitments to loan amounts under our revolving credit facility from $110,000,000 to $125,000,000. The Third Credit Agreement Amendment also increases the applicable margins on the rate of interest we pay under our credit agreement.
The proceeds of the increased facilities will be used to fund a portion of the purchase price of Accuro. We expect the closing of the Accuro transaction to be no later than July 28, 2008.
The foregoing description of the Third Credit Agreement Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Credit Agreement Amendment, which is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

Item 6. Exhibits

Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of April 29, 2008, by and among the Company, Accuro, L.L.C., Accuro Healthcare Solutions, Inc., Aston Acquisition I, Inc., Aston Acquisition II, LLC, certain signing sellers identified on the signature pages to the Merger Agreement and Welsh, Carson, Anderson & Stowe IX, L.P., as representative (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K/A dated April 30, 2008).

10.1	Amendment No. 1 to Registration Rights Agreement, dated as of April 29, 2008, by and among the Company, Welsh, Carson, Anderson & Stowe IX, L.P. and certain shareholders of the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K/A dated April 30, 2008).

10.2	Debt Commitment Letter from Banc of America Securities LLC and Bank of America, N.A., dated as of April 29, 2008 (without Addendums) (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K/A dated April 30, 2008).

10.3*	Third Credit Agreement Amendment, dated as of May 9, 2008 among MedAssets, Inc., its domestic subsidiaries, Bank of America, N. A., and the other lenders party thereto.

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

*	Filed herewith

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDASSETS, INC.

May 15, 2008	By:	/s/ John A. Bardis
	Name:	John A. Bardis
	Title:	Chief Executive Officer (Principal Executive Officer)

May 15, 2008	By:	/s/ L. Neil Hunn
	Name:	L. Neil Hunn
	Title:	Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of April 29, 2008, by and among the Company, Accuro, L.L.C., Accuro Healthcare Solutions, Inc., Aston Acquisition I, Inc., Aston Acquisition II, LLC, certain signing sellers identified on the signature pages to the Merger Agreement and Welsh, Carson, Anderson & Stowe IX, L.P., as representative (Incorporated by reference to Exhibit 2.1 to the Company’s Report on Form 8-K/A dated April 30, 2008).

10.1	Amendment No. 1 to Registration Rights Agreement, dated as of April 29, 2008, by and among the Company, Welsh, Carson, Anderson & Stowe IX, L.P. and certain shareholders of the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Report on Form 8-K/A dated April 30, 2008).

10.2	Debt Commitment Letter from Banc of America Securities LLC and Bank of America, N.A., dated as of April 29, 2008 (without Addendums) (Incorporated by reference to Exhibit 10.2 to the Company’s Report on Form 8-K/A dated April 30, 2008).

10.3*	Third Credit Agreement Amendment, dated as of May 9, 2008 among MedAssets, Inc., its domestic subsidiaries, Bank of America, N. A., and the other lenders party thereto.

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

*	Filed herewith