Form 10-Q
period 2008-06-30
MEDASSETS INC
filed 2008-08-14
CIK 1254419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-33881
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 11, 2008, the registrant had 53,718,394 shares of $0.01 par value common stock outstanding.

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MedAssets, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$14,057	$136,952
Restricted cash	20	20
Accounts receivable, net of allowances of $2,886 and $3,506 as of June 30, 2008 and December 31, 2007	46,565	33,679
Deferred tax asset, current	14,313	15,049
Prepaid expenses and other current assets	6,503	4,508

Total current assets	81,458	190,208
Property and equipment, net	38,718	32,490
Other long term assets
Goodwill (Note 4)	509,284	232,822
Intangible assets, net (Note 4)	139,359	62,491
Other	16,118	8,368

Other long-term assets	664,761	303,681

Total assets	$784,937	$526,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,578	$4,562
Accrued revenue share obligation and rebates	27,634	29,998
Accrued payroll and benefits	17,979	13,402
Other accrued expenses	10,898	5,612
Deferred revenue, current portion (Note 5)	26,911	19,791
Deferred purchase consideration (Note 3)	18,621	—
Current portion of notes payable (Note 6)	2,523	2,020
Current portion of finance obligation	142	128

Total current liabilities	115,286	75,513
Notes payable, less current portion (Note 6)	271,625	196,264
Finance obligation, less current portion	9,936	10,009
Deferred revenue, less current portion (Note 5)	3,669	3,229
Deferred tax liability	15,324	5,868
Other long term liabilities	1,893	5,981

Total liabilities	417,733	296,864
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity (Note 8)
Common stock, $0.01 par value, 150,000,000 shares authorized; 53,645,000 and 44,429,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	536	444
Additional paid-in capital	598,280	464,313
Notes receivable from stockholders	(627)	(614)
Accumulated other comprehensive loss (Note 2)	(415)	(2,935)
Accumulated deficit	(230,570)	(231,693)

Total stockholders’ equity	367,204	229,515

Total liabilities and stockholders’ equity	$784,937	$526,379

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
		(In thousands, except per share data)
Revenue
Administrative fees, net	$25,148	$22,347	$52,693	$48,324
Other service fees	36,087	20,671	67,300	37,000

Total net revenue	61,235	43,018	119,993	85,324
Operating expenses:
Cost of revenue	10,688	5,516	19,151	9,702
Product development expenses	3,611	1,807	6,308	3,688
Selling and marketing expenses	9,544	10,876	22,455	18,714
General and administrative expenses	22,215	12,806	43,275	26,255
Depreciation	2,349	1,734	4,470	3,334
Amortization of intangibles	5,016	2,990	8,793	5,830
Impairment of intangibles (Note 4)	2,079	1,195	2,079	1,195

Total operating expenses	55,502	36,924	106,531	68,718

Operating income	5,733	6,094	13,462	16,606
Other income (expense):
Interest (expense)	(5,000)	(3,758)	(9,317)	(7,387)
Other (expense) income	(3,362)	440	(2,329)	912

(Loss) income before income taxes	(2,629)	2,776	1,816	10,131
Income tax (benefit) expense	(1,053)	1,063	693	3,873

Net (loss) income	(1,576)	1,713	1,123	6,258
Preferred stock dividends	—	(3,975)	—	(7,647)

Net (loss) income attributable to common stockholders	$(1,576)	$(2,262)	$1,123	$(1,389)
Basic and diluted (loss) income per share (Note 10):

Basic net (loss) income attributable to common stockholders	$(0.03)	$(0.21)	$0.02	$(0.13)

Diluted net (loss) income attributable to common stockholders	$(0.03)	$(0.21)	$0.02	$(0.13)

Weighted average shares — basic	47,288	10,721	45,853	10,707
Weighted average shares — diluted	47,288	10,721	48,485	10,707
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
Six Months Ended June 30, 2008

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stockholders	Income (Loss)	Deficit	Equity
	(In thousands)

Balances at December 31, 2007	44,429	$444	$464,313	$(614)	$(2,935)	$(231,693)	$229,515

Interest accrued on notes receivable from stockholders	—	—	—	(13)	—	—	(13)

Issuance of common stock in connection with acquisition	8,850	89	129,298	—	—	—	129,387

Issuance of common stock from stock option exercises	151	1	532	—	—	—	533

Issuance of common stock from warrant exercises	190	2	(2)	—	—	—	—

Other common stock issuances	25	—	—	—	—	—	—

Stock compensation expense	—	—	4,139	—	—	—	4,139

Other comprehensive income (net of tax):
Unrealized loss from hedging activities	—	—	—	—	(1,394)	—	(1,394)
Interest rate swap termination (Note 6)	—	—	—	—	3,914	—	3,914
Net income	—	—	—	—	—	1,123	1,123

Comprehensive income	—	—	—	—	2,520	1,123	3,643

Balances at June 30, 2008	53,645	$536	$598,280	$(627)	$(415)	$(230,570)	$367,204
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended June 30,
	2008	2007
	(In thousands)
Operating activities
Net income	$1,123	$6,258

Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	985	73
Depreciation	4,729	3,476
Amortization of intangibles	9,296	6,368
(Gain) Loss on sale of assets	(3)	3
Noncash stock compensation expense (Note 8)	4,139	1,592
Amortization of debt issuance costs	414	167
Noncash interest expense, net	402	244
Impairment of intangibles (Note 4)	2,079	1,195
Deferred income tax expense	165	2,928
Changes in assets and liabilities:
Accounts receivable, net	(5,640)	3,186
Prepaid expenses and other assets	(915)	(1,434)
Other long-term assets	(703)	(723)
Accounts payable	5,000	(4,311)
Accrued revenue share obligations and rebates	(2,364)	3,369
Accrued payroll and benefits	(956)	(2,935)
Other accrued expenses	3,262	(969)
Deferred revenue	3,361	(2,548)

Cash provided by operating activities	24,374	15,939

Investing activities
Purchases of property, equipment, and software	(2,790)	(3,356)
Capitalized software development costs	(4,953)	(2,649)
Acquisitions, net of cash acquired (Note 3)	(209,423)	(19,316)

Cash used in investing activities	(217,166)	(25,321)

Financing activities
Proceeds from notes payable	100,000	10,188
Repayment of notes payable and capital lease obligations (Note 6)	(24,136)	(1,053)
Repayment of finance obligation	(320)	(326)
Debt issuance costs (Note 6)	(6,167)	—
Interest accrued on note receivable from stockholders	(14)	(71)
Issuance of common stock, net of offering costs (Note 8)	534	221

Cash provided by financing activities	69,897	8,959

Net decrease in cash and cash equivalents	(122,895)	(423)
Cash and cash equivalents, beginning of period	136,952	23,459

Cash and cash equivalents, end of period	$14,057	$23,036

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
   Unless the context indicates otherwise, references in this Quarterly Report to “MedAssets,” the “Company,” “we,” “our” and “us” mean MedAssets, Inc., and its subsidiaries and predecessor entities.
1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
We provide technology-enabled products and services which together deliver solutions designed to improve operating margin and cash flow for hospitals, health systems and other ancillary healthcare providers. Our customer-specific solutions are designed to efficiently analyze detailed information across the spectrum of revenue cycle and spend management processes. Our solutions integrate with existing operations and enterprise software systems of our customers and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and customers are primarily located throughout the United States.
On June 2, 2008, we acquired all of the outstanding stock of Accuro Healthcare Solutions, Inc. (collectively with its subsidiaries, “Accuro” or the “Accuro Acquisition”), an application service provider (or “ASP”) based technology and services provider of revenue cycle management solutions. The addition of Accuro expands and strengthens our revenue cycle management capabilities (See Note 3 for further discussion). Our Condensed Consolidated Financial Statements (Unaudited) for the three and six months ended June 30, 2008 include the results of operations of Accuro from June 2 through June 30, 2008, and the assets and liabilities of Accuro as of June 30, 2008. Accuro is represented in our Revenue Cycle Management segment. Additionally, our accounting policies have not significantly changed as a result of the Accuro Acquisition.
The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2007, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008. Certain amounts in our financial statements for the three and six months ended June 30, 2007 have been reclassified to conform to the current period presentation.
The accompanying Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2007 included in our Form 10-K as filed with the SEC on March 24, 2008. These Condensed Consolidated Financial Statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Measurements
On January 1, 2008, we adopted Statement of Financial Accounting Standard (or “SFAS”) No. 157, Fair Value Measurements, (or “SFAS 157”). SFAS 157 does not require any new fair value measurements or re-measurements. Rather, it establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. It eliminates inconsistencies in the guidance provided in previous pronouncements. SFAS 157 requires companies to evaluate their assets and liabilities within an established fair value hierarchy based on the inputs utilized in the relative valuation process. In December 2007, the Financial Accounting Standards Board (or “FASB”) provided a one-year deferral of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually.
We adopted SFAS 157 for our financial assets and liabilities, which consist of derivatives we record in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (or “SFAS 133”). These derivatives include a series of par forward contracts used to hedge currency exchange risk on a single customer contract and an interest rate collar used to hedge interest rate risk on our indebtedness. These derivatives are recorded at fair value on a recurring basis and each utilize Level 2 inputs in the fair value hierarchy. We have not yet adopted SFAS 157 for non-financial assets and liabilities. Additionally, we do not have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis, or at least annually.

The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the three or six months ended June 30, 2008.
Par forward contracts
We have a series of par forward contracts to lock in the rate of exchange in U.S. dollar terms at a specific par forward exchange rate of Canadian dollars to one U.S. dollar, with respect to one specific Canadian customer contract. This three-year customer contract extends through April 30, 2010. The hedged instruments are classified as cash flow hedges and are designed to be highly effective at minimizing exchange risk on the contract. We designated this hedge as effective and recorded the fair value of this instrument as a liability of approximately $120,000 ($75,000 net of tax) in Other long-term liabilities as of June 30, 2008. The offsetting unrealized loss is recorded as Accumulated other comprehensive loss, net of tax, in our Stockholders’ equity as of June 30, 2008. If we assess any portion of any of this to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.
We determined the fair values of the par forward contracts using Level 2 inputs as defined under SFAS 157 because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. However, these instruments are not traded in active markets, thus they are not valued using Level 1 inputs. Our valuation technique assessed the par forward contract by comparing each fixed cash flow to a hypothetical cash flow utilizing an observable market spot exchange rate as of June 30, 2008, and then discounting each of those cash flows to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value represents a cumulative total of each par forward contract calculated fair value.
Interest rate collar
On June 24, 2008 (effective June 30, 2008), we entered into an interest rate collar to hedge our interest rate exposure on a notional $155,000,000 of our approximate $273,400,000 of outstanding term loan credit facility. The collar sets a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the 3-month London Inter-bank Offered Rate (or “LIBOR”) applicable to a $155,000,000 notional term loan debt. This collar effectively limits our LIBOR interest exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar also does not hedge the applicable margin payable to our lenders on our indebtedness. Settlement payments are made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding. The collar terminates on June 30, 2010 and no consideration was exchanged with the counterparty to enter into the hedging arrangement.
The collar is a highly effective cash flow hedge under SFAS 133, Accounting for Derivatives (or “SFAS 133”), as the payment and interest rate terms of the instrument coincide with that of our term loan and the instrument was designed to perfectly hedge our variable cash flow risk. Accordingly as of June 30, 2008, we recorded the fair value of the collar on our balance sheet as a liability of approximately $545,000 ($340,000 net of tax) in Other long-term liabilities, and the offsetting loss was recorded in Accumulated other comprehensive loss, net of tax, in our Stockholders’ equity. If we assess any portion of any of this to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.
We determined the fair values of the collar using Level 2 inputs as defined under SFAS 157 because our valuation technique included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assesses the present value of future expected cash flows using a market observable discount factor that is based on a 3-month LIBOR yield curve adjusted for interest rate volatility. The assumptions utilized to assess volatility are also observable in the market.
On June 24, 2008, we terminated two floating-to-fixed rate LIBOR-based interest swaps, originally entered into in November 2006 and July 2007 (See Note 6).
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
As of June 30, 2008, we had not elected to measure any of our financial assets or liabilities at fair value that are not already required to be measured at fair value.

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
Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (or “SFAS 141(R)”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions and requires a number of changes to the original pronouncement, including changes in the way assets and liabilities are recognized in purchase accounting. Other changes include the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.
3. ACQUISITION AND RESTRUCTURING ACTIVITIES
Accuro
As discussed in Note 1 above, on June 2, 2008, we completed the acquisition of Accuro. We acquired all the outstanding stock of Accuro for a total preliminary purchase price of approximately $357,310,000 comprised of approximately $209,423,000 in cash (including $5,355,000 in acquisition related costs), approximately 8,850,000 unregistered shares of our common stock valued at approximately $129,387,000 and an additional deferred payment of $20,000,000 payable at our option either in cash or in shares of our common stock on the first anniversary of the transaction closing date. The purchase price is subject to certain working capital adjustments. Any subsequent increases or decreases to the purchase price will be recorded as goodwill.
Upon closing the acquisition, we recorded a liability (“Deferred purchase consideration”) of approximately $18,500,000 on the accompanying Condensed Consolidated Balance Sheet, representing the present value of the $20,000,000 deferred payment. We recorded $121,000 of interest expense during the three and six months ended June 30, 2008, and we will record additional interest expense of approximately $1,379,000 using the effective interest method to accrete the Deferred purchase consideration to its face value by the first anniversary of the transaction closing date. The balance of the Deferred purchase consideration is approximately $18,621,000 as of June 30, 2008.
Accuro is a provider of ASP-based revenue cycle management solutions that help hospitals, health systems and other ancillary healthcare providers optimize revenue capture and cash flow. The purchase price paid to Accuro’s former shareholders reflects a premium relative to the value of the identified assets due to the strategic importance of the transaction to our company and because Accuro’s technology and service business model does not rely intensively on fixed assets. The following factors contribute to the strategic importance of the transaction:
•	The acquisition expands our research and development capability and general market presence, and increases our revenue cycle management product and service offerings with well regarded solutions and recurring revenue streams;

•	Accuro’s business is complementary and a long-term strategic fit that provides us opportunities to expand market share and further penetrate our current customer base;

•	The acquisition of Accuro, which was one of our largest and most scaled Revenue Cycle Management segment competitors, allows us to compete effectively for hospital and health system customers; and

•	The acquisition offers us the opportunity to leverage cost and revenue synergies.
In addition, Accuro had filed an initial registration statement on Form S-1 with the SEC on January 23, 2008; accordingly, the Accuro stockholders required a valuation that was consistent with comparable publicly-traded companies.
Preliminary Purchase Price Allocation
The preliminary purchase price for the acquisition of Accuro was allocated to the net tangible and intangible assets based upon their estimated fair values as of June 2, 2008, as set forth below. The excess of the purchase price over the net tangible and intangible assets was recorded as goodwill. The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions may be subject to change within the purchase measurement period (generally one year from the acquisition date).

The primary areas of the purchase price allocation that are not yet finalized relate to restructuring and exit costs, property values, the valuation of intangible assets acquired, certain legal matters, income and non-income based taxes (inclusive of assessments under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or “FIN 48”), final working capital adjustment, other potential liabilities and residual goodwill. Our preliminary purchase price allocation for Accuro is as follows (unaudited, in thousands):

Current assets	$9,312
Property and equipment	4,888
Other long term assets	178
Goodwill	276,462
Intangible assets	87,700

Total assets acquired	378,540
Less:
Current liabilities	12,691
Deferred tax liability, long-term	8,539

Total liabilities assumed	21,230

Total purchase price	$357,310
Intangible Assets
The table below summarizes the acquired identified intangible assets (unaudited, in thousands):

	Gross carrying value	Weighted-average useful lives

Developed technology	$23,200	5.0
Customer base	63,200	12.5
Non-compete agreements	1,300	2.0

Total acquired intangible assets	$87,700	10.4
Additionally, approximately $55,262,000 of the $276,462,000 of goodwill is expected to be deductible for tax purposes.
Deferred Revenues
In connection with the preliminary purchase price allocation, we have estimated the fair value of the service obligation assumed from Accuro in connection with the acquisition. The service obligation assumed from Accuro represents our acquired commitment to provide continued ASP software and services for customer relationships that existed prior to the acquisition where the requisite service period has not yet expired. The estimated fair value of the obligation and other future services was determined utilizing a cost build-up approach, which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that we would be required to pay a third party to assume the service obligation. The estimated costs to fulfill the obligation were based on the historical direct costs related to providing the related services. We did not include any costs associated with selling efforts, research and development or the related fulfillment margins on these costs. As a result of allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of Accuro’s June 2, 2008 deferred revenue by approximately $7,643,000 down to $4,200,000, an amount representing our estimate of the fair value of service obligation assumed. In addition, we recorded an adjustment of approximately $6,974,000 to eliminate the carrying value of Accuro’s June 2, 2008 deferred cost asset associated with the related deferred revenue.
Unaudited Pro Forma Financial Information
The unaudited financial information in the table below summarizes the combined results of operations of MedAssets and those significant acquired companies since January 1, 2007: XactiMed, Inc. (or “XactiMed”), MD-X Solutions, Inc., MD-X Services, Inc., MD-X Strategies, Inc. and MD-X Systems, Inc. (or collectively “MD-X”) and Accuro; on a pro forma basis as though the companies had been combined as of the beginning of each period and related comparable period from the period of acquisition. Certain adjustments have been included to account for one-time non-recurring bonus and change in control payments incurred as a result of the acquisitions.

The pro forma financial information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented:

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
	(Unaudited; in thousands, except per share data)

Net revenue	$73,270	$69,716	$148,533	$137,510
Net (loss) income	(2,137)	(1,222)	(551)	445
Preferred stock dividends and accretion	—	(4,357)	—	(8,644)

Net (loss) attributable to common stockholders	(2,137)	(5,579)	(551)	(8,199)
Basic and diluted net (loss) per share attributable to common stockholders	$(.04)	$(.29)	$(.01)	$(.42)
2008 Restructuring Plan
In connection with the Accuro Acquisition, our management approved, committed to and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our Revenue Cycle Management segment.
Through our purchase price allocation, we recorded approximately $1,947,000 of restructuring costs associated with restructuring activities, consisting of estimated severance, additional tax liabilities as well as other restructuring costs. These costs have been recognized as liabilities assumed in the Accuro Acquisition and included in the allocation of the cost to acquire Accuro and, accordingly, have resulted in an increase to goodwill. Our restructuring costs, as they relate to Accuro, may change as our management executes the approved plan. Future decreases to the estimates of executing the restructuring plan will be recorded as an adjustment to goodwill. Increases to the estimates of the restructuring plan will be recorded as an adjustment to goodwill during the purchase accounting measurement period and as an adjustment to operating expenses thereafter.
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill and indefinite life assets consist of the following as of (unaudited, in thousands):

June 30, 2008

Indefinite Life Intangibles:
Goodwill, net	$509,284
Tradename	1,029

Total	$510,313

The changes in goodwill are summarized as follows, Consolidated and by segment (“RCM” is our Revenue Cycle Management segment and “SM” is our Spend Management segment), for the six months ending June 30, 2008 (unaudited, in thousands):

	Consolidated	RCM	SM
Balance, December 31, 2007	$232,822	$148,101	$84,721
Acquisition of Accuro (Note 3)	276,462	276,462	—

Balance, June 30, 2008	$509,284	$424,563	$84,721
Intangible assets with definite lives consist of the following as of June 30, 2008:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Net
	(Unaudited, in thousands)
June 30, 2008
Customer base	10 years	$161,128	$(59,956)	$101,172
Developed technology	5 years	40,556	(5,372)	35,184
Employment agreements	3 years	224	(118)	106
Non-compete agreements	3 years	2,322	(497)	1,825
Tradename	3 years	192	(149)	43

		$204,422	$(66,092)	$138,330
Future amortization expense of definite-lived intangibles as of June 30, 2008, is as follows:

Amount
(Unaudited, in thousands)
2008	$15,018
2009	28,752
2010	23,816
2011	19,668
2012	16,327
Thereafter	34,749

$138,330
During the three and six months ended June 30, 2008, we deemed several intangible assets to be impaired in combination with our purchase of Accuro. We incurred certain impairment expenses (primarily related to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software product write-offs) of approximately $2,079,000. These expenses have been recorded to the impairment line item within our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008.
During the three and six months ended June 30, 2007, we recorded an impairment charge of $1,195,000, which represented XactiMed’s in-process research and development projects that had not reached a point where the related product or products were available for general release and had no alternative future use as of the acquisition date.
5. DEFERRED REVENUE
Deferred revenue consists of unrecognized revenue related to advanced customer invoicing or customer payments received prior to revenue being realized and earned. Substantially all of our deferred revenue consists of (i) deferred administrative fees, (ii) deferred service fees, (iii) deferred software and implementation fees, and (iv) other deferred fees, including receipts for our annual customer and vendor meeting held prior to the event.

The following table summarizes the deferred revenue categories and balances as of:

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Software and implementation fees	$18,392	11,082
Service fees	10,997	7,266
Administrative fees	898	2,914
Other fees	293	1,758

Deferred revenue, total	30,580	23,020
Less: Deferred revenue, current portion	(26,911)	(19,791)

Deferred revenue, non-current portion	$3,669	3,229
As of June 30, 2008 and December 31, 2007, deferred revenues included in our Condensed Consolidated Balance Sheets that were contingent upon meeting performance targets were $2,045,000 and $3,452,000, respectively.
6. NOTES PAYABLE
The balances of our notes payable are summarized as follows as of:

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Notes payable — senior	$246,425	$197,548
Revolving credit facility	27,000	—
Other	723	736

Notes payable, total	274,148	198,284
Less: current portions	(2,523)	(2,020)

Notes payable, non-current portion	$271,625	$196,264

May 2008 Financing
In May 2008, we entered into the third amendment to our existing credit agreement (or the “Third Amendment”) in connection with the completion of the Accuro Acquisition. The Third Amendment increased our term loan facility by $50,000,000 and the commitments to loan amounts under our revolving credit facility from $110,000,000 to $125,000,000. The Third Amendment also increased the applicable margins on the rate of interest we pay under our credit agreement for both the term loan and revolving credit facilities. The applicable interest rates, inclusive of the LIBOR and the applicable margin, were 6.70% on our term loan facility and 5.95% on our revolving credit facility at June 30, 2008 (however, LIBOR was subject to a collar between 2.85% and 6.00% on a notional portion of the term loan debt on June 24, 2008 with a separate counterparty. See Note 2). Equal principal reduction payments increased to approximately $625,000 beginning on June 30, 2008 and will be paid quarterly throughout the term with a balloon payment due at maturity. The maturity date of the revolving credit facility and term loan remain October 23, 2011 and October 23, 2013, respectively. Other significant terms of the credit agreement remained unchanged from the prior amended credit agreement.
The Third Amendment became effective upon the closing of the Accuro transaction on June 2, 2008. We borrowed approximately $100,000,000 to fund a portion of the purchase price of Accuro. As of June 30, 2008, we had drawn $27,000,000 on our revolving credit facility, and $97,000,000 of availability remained.

Future maturities of principal of notes payable as of June 30, 2008 are as follows:

Amount
(Unaudited, in
thousands)
2008	$1,263
2009	2,761
2010	2,687
2011	29,757
2012	2,499
Thereafter	235,181

$274,148
In connection with the Third Amendment, we capitalized approximately $6,167,000 of debt issuance costs related to the additional debt borrowing. The debt issuance cost will be amortized into interest expense using the effective interest method until the maturity date.
On June 2, 2008, in connection with the acquisition of Accuro, we recorded a deferred purchase consideration liability of approximately $18,500,000, which represents the present value of $20,000,000 in deferred consideration due to Accuro’s former shareholders on June 2, 2008 utilizing an effective incremental borrowing rate of approximately 7.8%. We will recognize approximately $1,500,000 in interest expense, using the effective interest method, and accrete this liability from approximately $18,500,000 on June 2, 2008 to $20,000,000 on June 2, 2009. For the three and six months ended June 30, 2008, we recognized $121,000 in interest expense due to accretion, and the Deferred purchase consideration is a current liability of $18,621,000 as of June 30, 2008.
Interest Rate Swaps
On June 24, 2008, we terminated two floating-to-fixed rate LIBOR-based interest rate swaps, originally entered into in November 2006 and July 2007. The swaps were originally set to fully terminate by July 2010. Such early termination with the counterparty was deemed to be a termination of all future obligations between us and the counterparty. In consideration of the early termination, we paid $3,914,000 to the counterparty on June 26, 2008 plus $903,000 of accrued interest during the three months ended June 30, 2008. Prior to the termination, the fair values of the swaps were recorded in Other long-term liabilities and Accumulated other comprehensive loss on our balance sheet. The termination of the swaps resulted in the payment of such liability and the reclassification of the related Accumulated other comprehensive loss to current period expense. The result was a charge to expense for the three and six months ending June 30, 2008 of $3,914,000. We have no assets or liabilities remaining on our Condensed Consolidated Balance Sheet with respect to these interest rate swaps as of June 30, 2008.
7. COMMITMENTS AND CONTINGENCIES
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
Legal Proceedings
On May 28, 2008, The Woodmoor Group, Inc. (“Woodmoor”) filed a Demand for Arbitration with the American Arbitration Association against Accuro, alleging that Woodmoor is due a “Performance Payment Amount” pursuant to the terms of the Asset Purchase Agreement (the “APA”) dated as of March 26, 2007 between Woodmoor, as Seller, and Accuro, as Buyer. Woodmoor claims that it has suffered actual damages in excess of $2,090,000 as a result of Accuro’s allegedly negligent or fraudulent actions in the performance of its obligations under the APA. Accuro and MedAssets deny the allegations and intend to defend against them. The arbitration is in the earliest stages and no settlement discussions have been held to date. To the extent any additional consideration or damages are awarded to Woodmoor prior to the first anniversary date of the Accuro Acquisition, such amounts would reduce our Deferred purchase consideration obligation to the former Accuro shareholders. As of June 30, 2008, no financial outcome is estimable or probable.

Acquisition Contingencies
Two of our prior acquisitions (Med-Data Management Inc., or “Med-Data,” and Dominic & Irvine, LLC, or “D&I”) have provisions in the respective asset purchase agreements requiring additional consideration to be paid to the former owners of the acquired assets if certain performance criteria are met within certain defined time periods. The Med-Data performance measures were not achieved during the relevant time period, which ended June 30, 2007.
In August 2007, the former owner of Med-Data disputed our earn-out calculation made under the Med-Data Asset Purchase Agreement and alleged that we failed to fulfill our obligations with respect to the earn-out. In November 2007, the former owner filed a complaint alleging that we failed to act in good faith with respect to the operation of Med-Data subsequent to the acquisition which affected the earn-out calculation. The Company refutes these allegations and is vigorously defending itself against these allegations. On March 21, 2008, we filed an answer, denying the plaintiffs’ allegations; and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. This litigation is currently in the early stages of discovery, and we currently cannot estimate any probable outcome. The maximum earn-out payment under the Med-Data Asset Purchase Agreement is $4,000,000. In addition, the plaintiffs claim that Ms. Hodges, one of the plaintiffs, is entitled to the accelerated vesting of options to purchase 175,000 shares (140,000 shares subsequent to our 1-for-1.25 reverse stock split in November 2007) of our common stock that she received in connection with her employment agreement with the Company. Under the terms of her agreement, these options would have vested on July 15, 2012; however, the vesting would have been accelerated to June 30, 2007 if the earn-out performance criteria had been met.
The D&I acquisition contingency period extends through December 31, 2008 and has a maximum potential earn-out of $10,000,000. We currently estimate the range of the potential earn-out payment, if the D&I performance measures are achieved, to be approximately zero to $1,000,000.
As of June 30, 2008, we have not recorded a liability or an asset related to these acquisition contingencies on our balance sheet. Other than the Med-Data dispute noted above, as of June 30, 2008, we are not presently involved in any other legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.
8. STOCKHOLDERS’ EQUITY
Common Stock
During the six months ended June 30, 2008, we issued approximately 8,850,000 unregistered shares of our common stock in connection with our acquisition of Accuro. We valued this equity issuance at $14.62 per share, which was computed using the five-day average of our closing share price for the period beginning two days before the April 29, 2008 announcement of the Accuro Acquisition and ending two days after the announcement in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”.
During the six months ended June 30, 2008 and 2007, we issued approximately 151,000 and 42,000 shares of common stock in connection with employee stock option exercises for aggregate exercise proceeds of approximately $556,000 and $137,000, respectively.
During the six months ended June 30, 2008, we issued approximately 190,000 unregistered shares of our common stock in connection with a cashless exercise of a warrant.
During the six months ended June 30, 2008, we issued approximately 20,000 shares of our common stock to an unrelated charitable foundation. The market value of the common stock on the date of issuance was approximately $348,000, which has been recorded as non-cash, non-employee share-based expense in our accompanying Condensed Consolidated Statement of Operations for the six months ended June 30, 2008.
During the six months ended June 30, 2008, we issued approximately 5,000 shares of restricted common stock to a member of our senior advisory board in exchange for advisory services. The restricted shares of common stock vest over three years. The estimated fair value of the restricted common stock at the date of issuance was approximately $80,000. The restricted shares of common stock vest over three years.

A summary of changes in restricted shares during the six months ended June 30, 2008 is as follows (Unaudited):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested balance at January 1, 2008	25,000	$6.35
Change during the period:
Shares granted	5,000	15.95
Shares vested	(3,000)	5.04

Nonvested balance at June 30, 2008	27,000	$8.21
We recorded non-cash, non-employee share-based compensation expense of approximately $26,000 and $47,000 for the three months ended June 30, 2008 and 2007, respectively, related to restricted shares issued in connection with advisory services from our senior advisory board. We have recorded non-cash, non-employee share-based compensation expense of approximately $46,000 and $75,000 for the six months ended June 30, 2008 and 2007, respectively, related to restricted shares issued in connection with advisory services from our senior advisory board. We will recognize additional non-cash, non-employee share-based compensation expense of approximately $48,000, $46,000, $11,000 and $1,000 for the years ended December 31, 2008, 2009, 2010 and 2011 respectively, related to restricted shares issued for advisory services.
During the six months ended June 30, 2008, we recorded an approximate $554,000 reduction to non-cash share-based compensation expense to mark the shares of common stock collateralizing certain notes receivable to market value. No corresponding adjustment was made during the six months ended June 30, 2007 as the market value did not materially change during the period.
Stock Options
The share-based compensation cost related to stock options (or “options”) granted under our two active share-based compensation plans that has been expensed was $2,193,000 and $765,000 for the three months ended June 30, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $837,000 and $292,000 for the three months ended June 30, 2008 and 2007, respectively. The share-based compensation cost related to options that has been expensed was $4,298,000 and $1,482,000 for the six months ended June 30, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1,640,000 and $566,000 for the six months ended June 30, 2008 and 2007, respectively. The tax benefit realized by us reflects the exercise value of options and vesting of restricted shares. There were no capitalized share-based compensation costs at June 30, 2008 or June 30, 2007.
During the six months ended June 30, 2008, we modified certain option agreements by accelerating the vesting of approximately 20,000 options in connection with the death of one of our employees. As a result of the option agreement modifications, we recognized incremental non-cash share-based compensation expense of approximately $231,000 during the six months ended June 30, 2008.
During the six months ended June 30, 2008 and 2007, we granted options for the purchase of approximately 873,000 and 658,000 shares, respectively, under the 2004 Long-Term Incentive Plan (or the “plan”). The options granted during the six months ended June 30, 2008 have exercise prices of $15.95 (691,000 options) and $17.86 (182,000 options) and have a vesting period of five years, with the exception of 41,000 shares vesting over a ten-month period. The options granted during the six months ended June 30, 2007 have an exercise price of $10.44 and have a vesting period of five years.
The exercise price of the options described above was equal to the fair value, or market price, of our common stock on the date of grant (or “grant-date fair value”), and therefore the intrinsic value of each option grant was zero. The grant-date fair value of options granted during the six months ended June 30, 2008 represents the market value of our common stock as of the close of market on March 24, 2008 and May 30, 2008, respectively. The grant-date fair value of options granted during the six months ended June 30, 2007 represents valuation ascribed to our common stock from a contemporaneous valuation performed in May 2007. The weighted-average grant-date fair value of each option granted during the six months ended June 30, 2008 and 2007 was $16.35 and $10.44, respectively.
The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was approximately $1,929,000 and $278,000, respectively. There were approximately 194,000 and 170,000 options forfeited during the six months ended June 30, 2008 and 2007, respectively. Our policy for issuing shares upon option exercise is to issue new shares of common stock.

A summary of changes in outstanding options during the six months ended June 30, 2008 is as follows (Unaudited):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding as of January 1, 2008	6,974,000	$6.49	8 years	$121,713,000
Granted	873,000	16.35
Exercised	(151,000)	3.68
Forfeited	(194,000)	8.92

Options outstanding as of June 30, 2008	7,502,000	7.63	8 years	70,685,000

Options exercisable as of June 30, 2008	2,249,000	$4.83	7 years	$27,497,000

As of June 30, 2008, we had approximately 1,080,000 shares available for additional option grants reserved under our equity incentive plans. There was approximately $13,542,000 of total unrecognized compensation cost related to the outstanding options that will be recognized over a weighted average period of 1.8 years. The total fair value of the options vested during the six months ended June 30, 2008 and 2007 was approximately $1,432,000 and $1,267,000, respectively.
The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of options outstanding as of June 30, 2008 and 2007 (Unaudited):

	June 30,	June 30,
	2008	2007

Range of exercise prices	$ .63 - $17.86	$ .63 - $10.44
Number of options outstanding	7,502,000	5,531,000
Weighted average exercise price	$ 7.63	$ 4.98
Weighted average remaining contractual life	8.0 years	7.8 years
Under the provisions of SFAS No. 123 (Revised 2004), Share-Based Payment (or “SFAS No. 123(R)”), we calculate the grant-date estimated fair value of share-based awards using a Black-Scholes-Merton valuation model. Determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. Prior to adopting SFAS No. 123(R), we recognized forfeitures in our pro forma disclosures only as they occurred. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is estimated based on historical experience. We base fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions for the six months ended June 30, 2008 and 2007 (Unaudited):

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Calculated volatility	32.16% - 35.31%	40.12%
Dividend yield	0%	0%
Risk free interest rate	3.00% - 3.56%	4.73%

Range of expected term	5.4 - 6.5 years	6.5 years
As a newly publicly-traded entity, it is not practicable for us to estimate the expected volatility of our share price. In accordance with SFAS No. 123(R), we have estimated the grant-date fair value of our shares using volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities. We identified similar public entities for which share and option price information was available, and considered the historical volatilities of those entities’ share prices in calculating volatility. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding. Based on our limited history as a public company, we utilized the “simplified method” as prescribed in Staff Accounting Bulletin No. 107, Share-based Payment, to calculate expected term. Compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures.

Total share-based compensation expense (inclusive of restricted stock, stock options, and other share-based compensation) for the three and six months ended June 30, 2008 and 2007, respectively, is reflected in our consolidated statements of operations as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Cost of revenue	$457,000	$155,000	$1,105,000	$295,000
Product development	134,000	68,000	256,000	140,000
Selling and marketing	511,000	175,000	988,000	329,000
General and administrative	1,297,000	449,000	1,790,000	828,000

Total share-based compensation expense	$2,399,000	$847,000	$4,139,000	$1,592,000
9. INCOME TAXES
Our estimated annual effective tax rate for the six months ended June 30, 2008 and 2007 was 38.2% for both periods. For the year ended December 31, 2007, our income tax expense recorded was at an effective rate of 41.8%. The full-year 2007 effective tax rate included the recording of an additional FIN 48 liability and the write-off of in-process research and development costs related to our acquisition of XactiMed, partially offset by the release of a portion of our valuation allowance related to state net operating loss carryforwards.
As a result of our acquisition of Accuro on June 2, 2008, we have not yet received all of the information necessary to examine Accuro’s uncertain tax positions, if any. At such time we obtain the necessary information (generally within one year), we may modify goodwill to reflect any appropriate action required under FIN 48 related to Accuro’s prior tax positions.
Our federal income tax returns continue to be under audit by the Internal Revenue Service (or “IRS”) for the tax years ended December 31, 2004 through December 31, 2006. As of June 30, 2008, the field work by the IRS has not yet concluded. This audit is expected to be completed during the third quarter 2008. Although we do not believe there will be a material adverse impact resulting from this audit, we are unable to estimate the probability or the precise quantification of a potential financial statement impact at this time.
10. INCOME PER SHARE
We calculate earnings per share (or “EPS”) in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing reported net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the reporting period following the two-class method. The effect of our participating convertible preferred stock was included in basic EPS, if dilutive, under the two-class method in accordance with EITF Issue No. 03-06, Participating Securities and the Two-Class Method under SFAS No. 128 . Diluted EPS reflects the potential dilution that could occur if our stock options and stock warrants were exercised and converted into our common shares during the reporting periods. For the three and six months ended June 30, 2007, participating convertible preferred stock is not included in the calculation of basic EPS as the shares were anti-dilutive. Our participating preferred stock converted to common stock on December 18, 2007 as the result of the closing of our initial public offering.

The following tables present basic and diluted EPS for the three months ended June 30, 2008 and 2007, and for the six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands, except per share
	amounts)
Numerator for Basic and Diluted (Loss) Per Share:
Net (loss) income from continuing operations	$(1,576)	$1,713
Preferred stock dividends	—	(3,975)

Net (loss) attributable to common stockholders	(1,576)	(2,262)
Denominator:
Weighted average shares outstanding	47,288	10,721
Effect of participating convertible preferred stock	—	—

Denominator for basic income per share weighted average shares using the two-class method	47,288	10,721
Effect of dilutive securities:
Stock options	—	—
Stock warrants	—	—

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	47,288	10,721

Basic (loss) per share:
Net (loss) attributable to common stockholders from continuing operations	$(0.03)	$(0.21)

Basic (loss) per share	$(0.03)	$(0.21)
Diluted (loss) per share:
Net (loss) attributable to common stockholders from continuing operations	$(0.03)	$(0.21)

Diluted net (loss) per share	$(0.03)	$(0.21)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(In thousands, except per share
	amounts)
Numerator for Basic and Diluted Income (Loss) Per Share:
Net income from continuing operations	$1,123	$6,258
Preferred stock dividends	—	(7,647)

Net income (loss) attributable to common stockholders	1,123	(1,389)
Denominator:
Weighted average shares outstanding	45,853	10,707
Effect of participating convertible preferred stock	—	—

Denominator for basic income (loss) per share weighted average shares using the two-class method	45,853	10,707
Effect of dilutive securities:
Stock options	2,596	—
Stock warrants	36	—

Denominator for diluted income (loss) per share — adjusted weighted average shares and assumed conversions	48,485	10,707

Basic income per share:
Net income (loss) attributable to common stockholders from continuing operations	$0.02	$(0.13)

Basic income (loss) per share	$0.02	$(0.13)
Diluted net income (loss) per share:
Net income (loss) attributable to common stockholders from continuing operations	$0.02	$(0.13)

Diluted net income per share	$0.02	$(0.13)

The effect of dilutive securities has been excluded for the three months ended June 30, 2008 and 2007 and the six months ended June 30, 2007 because the effect is anti-dilutive as a result of the net loss attributable to common stockholders. The following table provides a summary of those potentially dilutive securities that have been excluded from the calculation of basic and diluted EPS under the two-class method because inclusion would have an anti-dilutive effect (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Convertible preferred stock	—	16,730	—	16,424
Stock options	2,450	1,964	—	1,963
Stock warrants	36	63	—	63

	2,486	18,757	—	18,450
11. SEGMENT INFORMATION
We deliver our solutions and manage our business through two reportable business segments, Revenue Cycle Management and Spend Management:
•	Revenue Cycle Management. Our Revenue Cycle Management segment provides a comprehensive suite of software and services spanning the hospital, health system and other ancillary healthcare provider revenue cycle workflow — from patient admission, bill estimation, charge capture, case management, contract management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance.

•	Spend Management. Our Spend Management segment provides a comprehensive suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization portfolio of contracts, consulting services and business intelligence tools.
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
Management of the Company, including our chief operating decision maker, uses what we refer to as Segment Adjusted EBITDA as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. We define Segment Adjusted EBITDA as segment net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization (“EBITDA”) as adjusted for other non-recurring, non-cash or non-operating items. Our chief operating decision maker uses Segment Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period to period. Segment Adjusted EBITDA includes expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of the segment. General and administrative corporate expenses that are not specific to the segments are not included in the calculation of Segment Adjusted EBITDA. These expenses include the costs to manage our corporate offices, interest expense on our credit facilities, and expenses related to being a publicly-held company. All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external customers.
The following tables present Segment Adjusted EBITDA and financial position information as utilized by our chief operating decision maker. A reconciliation of Segment Adjusted EBITDA to consolidated net income is included. General corporate expenses are included in the “Corporate” column. “RCM” represents the Revenue Cycle Management segment and “SM” represents the Spend Management segment. Other assets and liabilities are included to provide a reconciliation to total assets and total liabilities.
The following tables represent our results of operations, by segment, for the three months ended June 30, 2008, our financial position by segment as of June 30, 2008, and our results of operations by segment for the three months ended June 30, 2007, respectively. The results of operations of Accuro are included in our Revenue Cycle Management segment from the date of acquisition, or June 2, 2008:

	Three Months Ended June 30, 2008
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Administrative fees	$—	$37,879	$—	$37,879
Revenue share obligation	—	(12,731)	—	(12,731)
Other service fees	31,320	4,767	—	36,087

Total net revenue	31,320	29,915	—	61,235
Total operating expenses	32,750	17,173	5,579	55,502

Operating (loss) income	(1,430)	12,742	(5,579)	5,733
Interest expense	(3)	—	(4,997)	(5,000)
Other income (expense)	15	(25)	(3,352)	(3,362)

Income (loss) before income taxes	(1,418)	12,717	(13,928)	(2,629)
Income tax (benefit)	(734)	5,283	(5,602)	(1,053)

Net income (loss)	(684)	7,434	(8,326)	(1,576)
Segment Adjusted EBITDA	$7,799	$15,313	$(4,075)	$19,037

	As of June 30, 2008
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Financial Position:
Accounts receivable, net	$35,414	$29,578	$(18,427)	$46,565
Other assets	585,019	99,587	53,766	738,372
Total assets	620,433	129,165	35,339	784,937
Accrued revenue share obligation	—	27,634	—	27,634
Deferred revenue	26,429	4,151	—	30,580
Other liabilities	31,506	28,152	299,861	359,519
Total liabilities	$57,935	$59,937	$299,861	$417,733

	Three Months Ended June 30, 2007
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Administrative fees	$—	$33,315	$—	$33,315
Revenue share obligation	—	(10,968)	—	(10,968)
Other service fees	16,152	4,519	—	20,671

Total net revenue	16,152	26,866	—	43,018
Total operating expenses	15,165	17,983	3,776	36,924

Operating income (loss)	987	8,883	(3,776)	6,094
Interest expense	(3)	—	(3,755)	(3,758)
Other income (expense)	—	9	431	440

Income (loss) before income taxes	984	8,892	(7,100)	2,776
Income tax (benefit)	281	4,421	(3,639)	1,063

Net income (loss)	703	4,471	(3,461)	1,713
Segment Adjusted EBITDA	$5,416	$11,170	$(3,009)	$13,577

The following tables represent our results of operations, by segment, for the six months ended June 30, 2008 and 2007, respectively:

	Six Months Ended June 30, 2008
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Administrative fees	$—	$77,766	$—	$77,766
Revenue share obligation	—	(25,073)	—	(25,073)
Other service fees	56,426	10,874	—	67,300

Total net revenue	56,426	63,567	—	119,993
Total operating expenses	59,001	37,072	10,458	106,531

Operating (loss) income	(2,575)	26,495	(10,458)	13,462
Interest expense	(3)	—	(9,314)	(9,317)
Other income (expense)	29	(33)	(2,325)	(2,329)

Income (loss) before income taxes	(2,549)	26,462	(22,097)	1,816
Income tax (benefit)	(973)	9,608	(7,942)	693

Net income (loss)	(1,576)	16,854	(14,155)	1,123
Segment Adjusted EBITDA	$12,041	$31,340	$(8,314)	$35,067

	Six Months Ended June 30, 2007
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Administrative fees	$—	$71,042	$—	$71,042
Revenue share obligation	—	(22,718)	—	(22,718)
Other service fees	30,008	6,992	—	37,000

Total net revenue	30,008	55,316	—	85,324
Total operating expenses	27,257	34,186	7,275	68,718

Operating income (loss)	2,751	21,130	(7,275)	16,606
Interest expense	(3)	(1)	(7,383)	(7,387)
Other (expense) income	(20)	1	931	912

Income (loss) before income taxes	2,728	21,130	(13,727)	10,131
Income tax (benefit)	943	8,104	(5,174)	3,873

Net income (loss)	1,785	13,026	(8,553)	6,258
Segment Adjusted EBITDA	$9,997	$25,658	$(5,820)	$29,835
SFAS No. 131 requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for each of the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited, in thousands)
RCM Adjusted EBITDA	$7,799	$5,416	$12,041	$9,997
SM Adjusted EBITDA	15,313	11,170	31,340	25,658

Total reportable Segment Adjusted EBITDA	23,112	16,586	43,381	35,655
Depreciation	(1,943)	(1,329)	(3,675)	(2,574)
Amortization of intangibles	(5,016)	(2,990)	(8,793)	(5,830)
Amortization of intangibles (included in cost of revenue)	(371)	(457)	(762)	(680)
Interest expense, net of interest income (1)	(3)	(3)	2	(4)
Income tax	(4,549)	(4,702)	(8,635)	(9,047)
Impairment of intangibles (2)	(1,916)	(1,195)	(1,916)	(1,195)
Share-based compensation expense (3)	(1,462)	(492)	(2,965)	(930)
Purchase accounting adjustments (4)	(1,102)	(244)	(1,359)	(584)

Total reportable segment net income	6,750	5,174	15,278	14,811
Corporate net (loss)	(8,326)	(3,461)	(14,155)	(8,553)

Consolidated net income	$(1,576)	$1,713	$1,123	$6,258

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statements of Operations.

(2)	Impairment of intangibles during the three and six months ended June 30, 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products, mainly due to the integration of Accuro’s operations. Impairment of intangibles during the three and six months ended June 30, 2007 represents the write-off of in-process research and development from the XactiMed acquisition in May 2007.

(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(4)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Avega Health Systems, Inc. (or “Avega”), XactiMed, and Accuro. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in periods subsequent to the acquisition and is not indicative of the changes in underlying results of operations.
12. RELATED PARTY TRANSACTION
During the quarter, we entered into an arrangement with JJB Aviation, LLC (“JJB”), a limited liability company owned by our chief executive officer, John Bardis, for the certain use of an airplane owned by JJB. We pay JJB at market-based rates for the use of the airplane for business purposes by Mr. Bardis and other officers, directors and employees of the Company. The audit committee of the Board of Directors reviews the usage of the airplane by our officers, directors, and employees and approves any usage that exceeds the agreed-upon arrangement.
During the three and six months ended June 30, 2008, we paid $205,000 to JJB.
13. SUBSEQUENT EVENTS
On August 8, 2008, pursuant to our stock purchase agreement with the former owners of Accuro, we submitted our estimate of the Accuro purchase price adjustment based on preliminary and final working capital balances. Our estimate of the purchase price adjustment may result in the payment of an additional $444,000. This potential payment is not reflected in the purchase accounting disclosures contained in these Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
NOTE ON FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain “forward-looking statements” (as defined in Section 27A of the U.S. Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the “Exchange Act”) that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Words such as “anticipates,” “believes,” “plans,” “expects,” “intends,” “estimates,” “projects,” “targets,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. For purposes of this Quarterly Report on Form 10-Q, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements reflect our current beliefs and expectations and are based on information currently available to us. As such, no assurance can be given that our future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. We have no intention or obligation to update or revise these forward-looking statements to reflect new events, information or circumstances.
A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described under the heading “Risk Factors” in Part II, Item 1.A herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 24, 2008.
Overview
We provide technology-enabled products and services which together deliver solutions designed to improve operating margin and cash flow for hospitals, health systems and other ancillary healthcare providers. Our customer-specific solutions are designed to efficiently analyze detailed information across the spectrum of revenue cycle and spend management processes. Our solutions integrate with existing operations and enterprise software systems of our customers and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and customers are primarily located throughout the United States.
Management’s primary metrics to measure the consolidated financial performance of the business are gross fees, net revenue, Adjusted EBITDA and Adjusted EBITDA margin (Adjusted EBITDA as a percentage of total net revenue). We define gross fees as total net revenue plus our revenue share obligations. We use these metrics to measure our business given they provide period-over-period comparability and measure the fundamental business elements which our management can influence in the short term.
For the three and six months ended June 30, 2008 and 2007, our primary results of operations included the following (unaudited, in millions):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2008	2007	Amount	%	2008	2007	Amount	%

Gross fees	$73.6	$54.0	$19.6	36.3%	$145.1	$108.0	$37.1	34.4%
Total net revenue	61.2	43.0	18.2	42.3	120.0	85.3	34.7	40.7
Operating income	5.7	6.1	(0.4)	(6.6)	13.5	16.6	(3.1)	(18.7)
Net (loss) income	$(1.6)	$1.7	$(3.3)	(194.1)%	$1.1	$6.3	$(5.2)	(82.5)%
During the three and six months ended June 30, 2008, increases in gross fees and total net revenues compared to the same periods ending June 30, 2007 were primarily attributable to:
•	the recent acquisitions of XactiMed (in May 2007), MD-X (in July 2007) and Accuro (in June 2008) by our Revenue Cycle Management segment; and

•	strong performance by our Spend Management segment due to higher administrative fees, consulting fees, and subscription revenues.
Decreases in operating income during the three and six months ended June 30, 2008 compared to the same periods ending June 30, 2007 were primarily attributable to:
•	significant increases in amortization of acquired intangibles (an increase of approximately $2.0 million and $3.0 million during the three and six months ended June 30, 2008, respectively);

•	non-recurring charges incurred during the three and six months ended June 30, 2008, including $2.1 million in intangible asset impairment charges, primarily related to the Accuro Acquisition, and a $3.9 million interest rate swap cancellation charge;

•	declining performance from our business intelligence software and services in our Revenue Cycle Management segment, which management believes to be temporary, also resulted in declining operating margins in the current periods;

•	expenses related to acquisition integration efforts at our Revenue Cycle Management segment; and

•	greater general and administrative costs associated with being a publicly-traded company which contributed to higher costs as compared to the prior year. We closed on the initial public offering of our common stock on December 18, 2007.

Adjusted EBITDA (a) is summarized as follows for the three and six months ended June 30, 2008 (unaudited, in millions):

	Three months ended June 30,		Change		Six months ended June 30,		Change
	2008	2007	Amount	%	2008	2007	Amount	%

Adjusted EBITDA(a)	$19.0	$13.6	$5.4	39.7%	$35.1	$29.8	$5.3	17.8%
Adjusted EBITDA margin	31.0%	31.6%			29.3%	34.9%

(a)	Adjusted EBITDA is a non-GAAP measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Use of Non-GAAP Financial Measures.”
Adjusted EBITDA increased $5.4 million and $5.3 during the three and six months ended June 30, 2008, respectively, primarily due to:
•	our recently acquired revenue cycle management businesses;

•	greater administrative fees generated from strong group purchasing service performance in our Spend Management segment;

•	continued growth in our Spend Management supply chain consulting and subscription services; and

•	continued market acceptance of our Revenue Cycle Management segment subscription services.
Recent Developments
Acquisition of Accuro
On June 2, 2008, we completed the acquisition of Accuro. We acquired all the outstanding stock of Accuro for a total preliminary purchase price of approximately $357.3 million comprised of approximately $209.4 million in cash (including $5.4 million in acquisition related costs), approximately 8.85 million unregistered shares of our common stock valued at approximately $129.4 million and an additional deferred payment of $20.0 million payable at our option either in cash or in shares of our common stock on the first anniversary date of the transaction closing. A liability of approximately $18.6 million, representing the present value of the Deferred purchase consideration, is included in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2008. Accuro’s results of operations are included in our Condensed Consolidated Statement of Operations for all periods subsequent to the acquisition date of June 2, 2008.
Accuro is a provider of ASP-based revenue cycle management solutions that help hospitals, health systems and other ancillary healthcare providers optimize revenue capture and cash flow. The purchase price paid to Accuro’s former shareholders reflects a premium relative to the value of the identified assets due to the strategic importance of the transaction to our company and because Accuro’s technology and service business model does not rely intensively on fixed assets. The following factors contribute to the strategic importance of the transaction:
•	The acquisition expands our research and development capability and general market presence, and increases our revenue cycle management product and service offerings with well regarded solutions and recurring revenue streams;
•	Accuro’s business is complementary and a long-term strategic fit that provides us opportunities to expand market share and further penetrate our current customer base;
•	The acquisition of Accuro, which was one of our largest and most scaled Revenue Cycle Management segment competitors, allows us to compete effectively for hospital and health system customers; and
•	The acquisition offers us the opportunity to leverage cost and revenue synergies.
In addition, Accuro had filed an initial registration statement on Form S-1 with the SEC on January 23, 2008; accordingly, the Accuro stockholders required a valuation that was consistent with comparable publicly-traded companies.
A purchase price allocation and related purchase price adjustments related to Accuro were recorded as of June 30, 2008. However, the purchase price allocation is preliminary and is subject to adjustment in future quarters (typically up to one year). In connection with integrating the operations of Accuro, we expect to incur additional integration-related expenses during the remainder of 2008. However, we are unable to reliably estimate future integration expenses at this time.
On August 13, 2008, we filed an amended Form 8-K/A with the SEC that includes certain historical financial statements of Accuro, and certain unaudited pro forma combined condensed financial statements of MedAssets and Accuro.

Credit Facility Amendment
In May 2008, in connection with the completion of the Accuro Acquisition, we entered into the Third Amendment to our existing credit agreement. The amendment increased our term loan facility by $50.0 million and the commitments to loan amounts under our revolving credit facility from $110.0 million to $125.0 million. The amendment also increased the applicable margins on the rate of interest we pay under our credit agreement. Upon closing this amendment, we received $50.0 million of proceeds (excluding debt issuance costs) under our increased term loan facility, and we borrowed $50.0 million under our revolving credit facility. The proceeds of the $100.0 million in increased borrowings and existing cash on hand were used to fund the cash portion of the Accuro Acquisition purchase price.
Termination of Interest Rate Swaps
In June 2008, we terminated two floating-to-fixed rate LIBOR-based interest rate swaps that were originally set to terminate by July 2010. In consideration of the early terminations, we paid to the swap counterparty, and incurred an expense, of $3.9 million for the three and six months ended June 30, 2008. Accordingly, the swaps are no longer recorded on our Condensed Consolidated Balance Sheet as of June 30, 2008.
Impairment of Intangible Assets
As a result of integrating the operations of Accuro into our operations, certain of our pre-existing intangible assets were deemed to be impaired as they no longer provided future economic benefit. Such intangible assets primarily included certain acquired trade names, developed technology, and internally developed software. Hence, we recorded non-cash impairment charges totaling approximately $2.1 million during the three and six months ended June 30, 2008.
Segment Structure and Revenue Streams
We deliver our solutions through two business segments, Revenue Cycle Management and Spend Management. Management’s primary metrics to measure segment financial performance are gross fees, net revenue and Segment Adjusted EBITDA. All our revenues are from external customers, and inter-segment revenues have been eliminated. See Note 11 of the Notes to our Condensed Consolidated Financial Statements (Unaudited) for discussion of Segment Adjusted EBITDA, and certain items of our segment results of operations and financial position.
Revenue Cycle Management
Our Revenue Cycle Management (including the operations of Accuro) segment provides a comprehensive suite of software and services spanning the revenue cycle workflow of hospitals, health systems and other ancillary healthcare providers — from patient admission, bill estimation, charge capture, case management, contract management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and improve regulatory compliance. Our Revenue Cycle Management segment revenue consists of the following components:
Subscription and implementation fees. We earn fixed subscription fees on a monthly or annual basis on multi-year contracts for customer access to our ASP-based solutions. We also charge our customers upfront fees for implementation services. Implementation fees are earned over the subscription period or estimated customer relationship period, whichever is longer.
Transaction fees. For certain revenue cycle management solutions, we earn fees that vary based on the volume of customer transactions or enrolled members.
Software-related fees. We earn license, consulting, maintenance and other software-related service fees for our business intelligence, decision support and other software products.
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
Other service fees. The following items are included as Other service fees in our condensed consolidated statement of operations:
•	Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and implantable physician preference items, or PPI, and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with a duration of three to nine months, and the related revenues are earned as services are rendered.

•	Subscription fees. We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these ASP-hosted services.
Operating Expenses
We classify our operating expenses as follows:
Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our customers. As the majority of our service offerings are performed internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue derives from third-party products and services, and client reimbursed out-of-pocket costs. Cost of revenue does not include allocated amounts for rent, depreciation or amortization, but does include the amortization for the cost of software to be sold, leased, or otherwise marketed. As a result of the Accuro Acquisition, we expect some reclassifications between and among cost of revenue and other operating expense classifications resulting from the implementation of our accounting policies that could affect period over period comparability.
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
General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses. As compared to 2007, we expect that general and administrative expenses will continue to increase as we incur additional expenses related to being a publicly-traded company.
Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.
Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Results of Operations
Consolidated Tables
The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$31,320	$16,152	$56,426	$30,008
Spend Management
Administrative fees	37,879	33,315	77,766	71,042
Revenue share obligation	(12,731)	(10,968)	(25,073)	(22,718)
Other service fees	4,767	4,519	10,874	6,992

Total Spend Management	29,915	26,866	63,567	55,316

Total net revenue	61,235	43,018	119,993	85,324
Operating expenses:
Revenue Cycle Management	32,750	15,165	59,001	27,257
Spend Management	17,173	17,983	37,072	34,186

Total segment operating expenses	49,923	33,148	96,073	61,443
Operating income:
Revenue Cycle Management	(1,430)	987	(2,575)	2,751
Spend Management	12,742	8,883	26,495	21,130

Total segment operating income	11,312	9,870	23,920	23,881
Corporate expenses(1)	5,579	3,776	10,458	7,275

Operating income	5,733	6,094	13,462	16,606
Other (expense) income:
Interest expense	(5,000)	(3,758)	(9,317)	(7,387)
Other (expense) income	(3,362)	440	(2,329)	912

(Loss) income before income taxes	(2,629)	2,776	1,816	10,131
Income tax (benefit) expense	(1,053)	1,063	693	3,873

Net (loss) income	(1,576)	1,713	1,123	6,258
Reportable segment Adjusted EBITDA(2):
Revenue Cycle Management	7,799	5,416	12,041	9,997
Spend Management	$15,313	$11,170	$31,340	$25,658
Reportable segment Adjusted EBITDA margin (3):
Revenue Cycle Management	24.9%	33.5%	21.3%	33.3%
Spend Management	51.2%	41.6%	49.3%	46.4%

(1)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment of the Company.

(2)	Management’s primary metric of segment profit or loss is Segment Adjusted EBITDA. See Note 11 of the Notes to our Condensed Consolidated Financial Statements.

(3)	Reportable segment Adjusted EBITDA margin represents each reportable segment’s Adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended June 30, 2008 and June 30, 2007

	Three Months Ended June 30,
	2008		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$31,320	51.1%	$16,152	37.5%	$15,168	93.9%
Spend Management
Administrative fees	37,879	61.9	33,315	77.4	4,564	13.7
Revenue share obligation	(12,731)	(20.8)	(10,968)	(25.5)	(1,763)	16.1
Other service fees	4,767	7.8	4,519	10.5	248	5.5

Total Spend Management	29,915	48.9	26,866	62.5	3,049	11.3

Total net revenue	$61,235	100.0%	$43,018	100.0%	$18,217	42.3%
Total Net Revenue
Total net revenue for the three months ended June 30, 2008 was $61.2 million, an increase of $18.2 million, or 42.3%, from total net revenue of $43.0 million for the three months ended June 30, 2007. The increase in total net revenue was comprised of a $15.2 million increase in Revenue Cycle Management revenue and a $3.0 million increase in Spend Management revenue.
Revenue Cycle Management revenue. Revenue Cycle Management net revenue for the three months ended June 30, 2008 was $31.3 million, a net increase of $15.2 million, or 93.9%, from net revenue of $16.2 million for the three months ended June 30, 2007. The increase was primarily the result of the following:
•	Acquisitions. $10.9 million of the increase resulted from product and service revenue attributable to the 2007 acquisitions of XactiMed and MD-X. Revenue attributable to Accuro, which we acquired on June 2, 2008, contributed an additional $5.1 million of the increase in segment revenue. The operating results of XactiMed were included in our full three months ended June 30, 2008 compared to approximately six weeks of operating results in the three months ended June 30, 2007. The operating results of MD-X were included in our full three months ended June 30, 2008 and were not included in the comparable prior period (MD-X was acquired July 2, 2007). We refer to the three aforementioned acquisitions collectively as the “Revenue Cycle Management Acquisitions.”

On a pro forma basis, net revenue from the Revenue Cycle Management Acquisitions grew from $29.5 million to $31.9 million, or an 8.4% increase, during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. This growth was primarily attributable to a 13.7% increase in recurring subscription and transactional revenue, partially offset by a 3.8% decrease in service-based revenues. We define pro forma net revenue as the stand-alone revenue (unaudited) of the Revenue Cycle Management Acquisitions as though their results of operations were included in our results of operations from the beginning of the relative comparative periods, which is the three month period beginning April 1, 2007 versus the three month period beginning April 1, 2008.

Our pro forma results include actual results from the relevant dates of acquisition, in addition to pre-acquisition acquiree revenues. Actual acquisition operating results included in our results of operations during the three months ended June 30, 2007 included $1.7 million of net revenue from the operations of XactiMed from May 18, 2007, the date of acquisition. Actual acquisition operating results included in our results of operations during the three months ended June 30, 2008 included $17.7 million of net revenue from the operations of all Revenue Cycle Management Acquisitions for all three months, except for Accuro, in which case results are included from June 2, 2008, the date of acquisition.

•	Non-acquisition related products and services. Partially offsetting the net $16.0 million increase from acquired Revenue Cycle Management segment revenue is a $0.8 million decrease in net revenue from non-acquisition related products and services. This amount is comprised of a $1.1 million decrease in net revenue from our business intelligence products and services, offset by a $0.3 million increase in our software-related subscription fees from new and existing customers.

The $1.1 million decrease in net revenue from our business intelligence products and services, excluding those acquired from Accuro, is due to the following factors. During 2007 and the first half of 2008, we experienced delays in the release of the fourth version of our decision support software, which limited the growth of Revenue Cycle Management net revenue during 2007 as well as the three months ended June 30, 2008. We expect continued adverse impact into second half of 2008 as current and potential customers await the release of the new product upgrade, now expected in the fourth quarter of 2008. An additional contributing factor to this $1.1 million revenue decline is a $0.6 million revenue loss due to a scheduled and planned step down in software support and maintenance fees from a large business intelligence customer.
Spend Management net revenue. Spend Management net revenue for the three months ended June 30, 2008 was $29.9 million, an increase of $3.0 million, or 11.3%, from net revenue of $26.9 million for the three months ended June 30, 2007. The increase was primarily the result of an increase in administrative fees of $4.6 million, or 13.7%, partially offset by a $1.8 million increase in revenue share obligations, and an increase in other service fees of $0.2 million.
•	Administrative fees. Administrative fee revenue increased by $4.6 million, or 13.7%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors. We also experienced a net $0.8 million increase in contingent revenue upon confirmation from certain customers that the respective performance targets had been achieved during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. We may have fluctuations in our administrative fee revenue in future quarters as the timing of vendor reporting and recognition of contingent revenue may not result in discernable trends.

•	Revenue share obligation. Revenue share obligation increased $1.8 million compared to the prior period. We analyze the impact that our revenue share obligation has on our results of operations by analyzing the ratio of revenue share obligation to administrative fees (or the “revenue share ratio”). The revenue share ratio for the three months ended June 30, 2008 was 33.6%, which was slightly higher than the revenue share ratio of 32.9% for the three months ended June 30, 2007, mainly due to a higher mix of purchasing volumes coming from customers who pay us fixed service fees, and in turn, receive higher revenue share obligation payments. We may experience some quarterly fluctuations in our revenue share ratio from changes in revenue mix derived from larger customers and the timing of vendor reporting.

•	Other service fees. The $0.2 million of growth in other service fees primarily related to $2.8 million of increased revenues from our supply chain consulting and subscription services, offset by a $2.6 million decrease in revenue related to our annual customer and vendor meeting held during the three months ended June 30, 2007. In 2007, this meeting was held and its related revenue and costs were recognized in our second quarter. However, in 2008 the meeting was held in March, and the related recognition occurred in the first quarter.
The $2.8 million increase in revenues from our supply chain consulting and subscription services primarily consisted of more consulting hours and an increased number of consulting engagements from new and existing customers, including a new engagement with a large health system whose services began during the current quarter.

	Three Months Ended June 30,
	2008		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$10,688	17.5%	$5,516	12.8%	$5,172	93.8%
Product development expenses	3,611	5.9	1,807	4.2	1,804	99.8
Selling and marketing expenses	9,544	15.6	10,876	25.3	(1,332)	(12.2)
General and administrative expenses	22,215	36.3	12,806	29.8	9,409	73.5
Depreciation	2,349	3.8	1,734	4.0	615	35.5
Amortization of intangibles	5,016	8.2	2,990	7.0	2,026	67.8
Impairment of intangibles	2,079	3.4	1,195	2.8	884	74.0

Total operating expenses	55,502	90.6	36,924	85.8	18,578	50.3

Operating expenses by segment:
Revenue Cycle Management	32,750	53.5	15,165	35.3	17,585	116.0
Spend Management	17,173	28.0	17,983	41.8	(810)	(4.5)

Total segment operating expenses	49,923	81.5	33,148	77.1	16,775	50.6
Corporate expenses	5,579	9.1	3,776	8.8	1,803	47.7

Total operating expenses	$55,502	90.6%	$36,924	85.8%	$18,578	50.3%

Total Operating Expenses
Cost of revenue. Cost of revenue for the three months ended June 30, 2008 was $10.7 million, or 17.5% of total net revenue, an increase of $5.2 million, or 93.8%, from cost of revenue of $5.5 million, or 12.8% of total net revenue, for the three months ended June 30, 2007.
Of the increase, $3.7 million was attributable to acquired cost of revenue associated with the operations of the Revenue Cycle Management Acquisitions. Excluding the cost of revenue associated with the operations of these recently acquired businesses, the cost of revenue for the three months ended June 30, 2008 was $7.0 million, or 15.5% of total net revenues (exclusive of acquired revenues), an increase of $1.5 million, or 27.3%, from cost of revenue for the three months ended June 30, 2007 of $5.5 million (or 12.8% of related revenue). As a percentage of revenue, the non-acquired increase in cost of revenue is generally attributable to: our direct costs associated with signing and renewing several larger Spend Management segment and enterprise client agreements; and a moderate revenue mix shift towards additional services to current customers and new consulting services in both our Revenue Cycle Management and Spend Management segments. Additionally, cost of revenue includes $0.3 million in higher share-based compensation during the current quarter compared to the previous period.
The Revenue Cycle Management acquisitions increased our total cost of revenue, as a percentage of net revenue, during the three months ended June 30, 2008 from 15.5% (excluding the Revenue Cycle Management Acquisitions) to 17.5% primarily due to the mix of acquired revenues being more service, implementation and consulting based. A higher percentage of direct internal and external resources are required to derive related service revenue, specifically with respect to accounts receivable collection services.
Product development expenses. Product development expenses for the three months ended June 30, 2008 were $3.6 million, or 5.9% of total net revenue, an increase of $1.8 million, or 99.8%, from product development expenses of $1.8 million, or 4.2% of total net revenue, for the three months ended June 30, 2007.
The increase during the three months ended June 30, 2008 includes $1.8 million of product development expenses attributable to the operations of the Revenue Cycle Management Acquisitions. We continue to make significant investments in product development; however, greater capitalization of software development costs during this period partially offset increased investments and, excluding the product development expenses associated with these recently acquired businesses, product development expenses did not increase period over period. During the remainder of 2008, we may develop a number of new and enhanced Revenue Cycle Management products and subscription services utilizing assets acquired in the Revenue Cycle Management Acquisitions. Therefore, we anticipate continued investment in product development and growth in this expense during the remainder of 2008 and into 2009.
Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2008 were $9.5 million, or 15.6% of total net revenue, a decrease of $1.4 million, or 12.2%, from selling and marketing expenses of $10.9 million, or 25.3% of total net revenue, for the three months ended June 30, 2007.
The decrease is primarily attributable to $3.0 million of expenses incurred in association with our annual customer and vendor meeting held in April 2007, compared to being held in March 2008 of this year. This decrease in selling and marketing expenses is primarily offset by $1.5 million of selling and marketing expenses attributable to the operations of the Revenue Cycle Management Acquisitions, which mainly consists of compensation of additional sales and marketing personnel of the acquired businesses. Excluding the impact of the annual customer and vendor meeting timing and the Revenue Cycle Management Acquisitions, sales and marketing expenses, as a percentage of revenue, decreased from 18.4% to 17.7% from period to period. Additionally, selling and marketing expenses include $0.3 million in higher share-based compensation during the current quarter compared to the previous period.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2008 were $22.2 million, or 36.3% of total net revenue, an increase of $9.4 million, or 73.5%, from general and administrative expenses of $12.8 million, or 29.8% of total net revenue, for the three months ended June 30, 2007.
The increase during the three months ended June 30, 2008 includes $5.4 million of general and administrative expenses attributable to the Revenue Cycle Management Acquisitions. Excluding the general and administrative expenses attributable to the operations of the Revenue Cycle Management Acquisitions, general and administrative expenses increased by $4.0 million from the prior period, or 31.3%, to $16.8 million, or 37.2% of total net revenue (exclusive of acquired revenues). The increase in general and administrative expenses is primarily attributable to $1.1 million of higher corporate expenses, due to additional costs incurred associated with being a publicly-traded company, excluding share-based compensation; $0.8 million of higher share-based compensation expense;

$0.4 million in higher facilities lease expense; higher bad debt expense to reserve for higher aging accounts receivable; and general increases to operating infrastructure in both our Spend Management and Revenue Cycle Management segments. Due to the costs expected to be incurred as a publicly-traded company, we anticipate higher general and administrative expenses to continue in the remainder of 2008 as compared to 2007.
Depreciation. Depreciation expense for the three months ended June 30, 2008 was $2.3 million, or 3.8% of total net revenue, an increase of $0.6 million, or 35.5%, from depreciation expense of $1.7 million, or 4.0% of total net revenue, for the three months ended June 30, 2007.
This increase primarily resulted from $0.3 million of depreciation of fixed assets acquired in the Revenue Cycle Management Acquisitions, and increased capital expenditures subsequent to June 30, 2007 for computer software developed for internal use, computer hardware related to personnel growth, and furniture and fixtures.
Amortization of intangibles. Amortization of intangibles for the three months ended June 30, 2008 was $5.0 million, or 8.2% of total net revenue, an increase of $2.0 million, or 67.8%, from amortization of intangibles of $3.0 million, or 7.0% of total net revenue, for the three months ended June 30, 2007.
This increase primarily resulted from the amortization of certain identified intangible assets acquired in the Revenue Cycle Management Acquisitions.
Impairment of intangibles. Impairment of intangibles for the three months ended June 30, 2008 was $2.1 million compared to $1.2 million for the three months ended June 30, 2007.
Impairment during the three months ended June 30, 2008 relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products that were deemed to be impaired, primarily in conjunction with the integration efforts of Accuro. The 2007 impairment charge of $1.2 million relates to the write off of acquired in-process research and development in conjunction with the XactiMed acquisition. The impairment charges in both periods were primarily incurred at the Revenue Cycle Management segment.
Segment Operating Expenses
Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the three months ended June 30, 2008 were $32.8 million, or 53.5% of total net revenue, an increase of $17.6 million, or 116.0%, from $15.2 million, or 35.3% of total net revenue, for the three months ended June 30, 2007.
The $17.6 million increase in operating expenses includes $15.6 million of expenses attributable to the operations acquired in the Revenue Cycle Management Acquisitions. As a percentage of Revenue Cycle Management segment net revenue, segment expenses increased from 93.9% during the three months ended June 30, 2007 to 104.6% during the three months ended June 30, 2008. This increase in percentage is mainly due to additional non-cash amortization of acquired intangibles, impairment of intangible assets, increased compensation payable to new and existing employees subsequent to acquisition, and integration costs of the Revenue Cycle Management Acquisitions. We incurred such growth in personnel-related expenses to support future implementations, customer service and related revenue growth. Excluding the expenses attributable to the recently acquired businesses, Revenue Cycle Management operating expenses increased by $2.0 million, or 13.2%, primarily due to $0.9 million of higher general operating costs, including higher compensation payable to new and existing employees; $0.6 million of increased share-based compensation; and $0.5 million of higher impairment of intangible assets. We incurred higher share-based compensation expense during the three months ended June 30, 2008 primarily as a result of stock options granted to employees of XactiMed and MD-X subsequent to those acquisitions.
Spend Management expenses. Spend Management operating expenses for the three months ended June 30, 2008 were $17.2 million, or 28.0% of total net revenue, a decrease of $0.8 million, or 4.5%, from $18.0 million, or 41.8% of total net revenue, for the three months ended June 30, 2007. As a percentage of Spend Management segment net revenue, segment expenses have decreased from 66.9% during the three months ended June 30, 2007 to 57.4% during the three months ended June 30, 2008. The primary reason for the decreased expenses at the Spend Management segment was $2.8 million of costs allocated to the segment related to our annual customer and vendor meeting held in the second quarter of 2007. This meeting was held in the first quarter of 2008, thus the related expenses were not incurred in comparative year-over-year quarters. Offsetting the prior year annual meeting costs, we realized approximately $2.0 million of other general operating expense increases mainly for compensation increases payable to new and existing employees and increased travel and entertainment, consistent with the segment’s growth. Spend Management expenses also include $0.4 million of higher share-based compensation expense during the three months ended June 30, 2008 compared to that of the prior period.

Corporate expenses. Corporate expenses for the three months ended June 30, 2008 were $5.6 million, or 9.1% of total net revenue, an increase of $1.8 million, or 47.7%, from $3.8 million, or 8.8% of total net revenue, for the three months ended June 30, 2007, mainly as a result of increased compensation payable to new and existing employees, including the addition of certain senior staff functions; increased rent and office expenses from an expansion of our corporate office facilities in mid-2007; and other general increases in overhead costs as a result of being a publicly-traded company, such as higher professional fees and higher insurance expense. Corporate expenses also include $0.6 million of higher share-based expense during the three months ended June 30, 2008 compared to that of the prior period. Due to the costs expected to be incurred as a publicly-traded company, we anticipate higher corporate expenses to continue in the remainder of 2008 as compared to 2007.
Non-operating Expenses
Interest expense. Interest expense for the three months ended June 30, 2008 was $5.0 million, an increase of $1.2 million, or 33.0%, from interest expense of $3.8 million for the three months ended June 30, 2007. As of June 30, 2008, we had total indebtedness of $274.1 million compared to $179.9 million as of June 30, 2007. The increased total indebtedness at June 30, 2008 is primarily responsible for the increase in our interest expense. For the remainder of 2008 and during 2009, we expect increases in interest expense compared to prior periods due to our increased level of indebtedness, the amortization of an additional $6.2 million in debt issuance costs recorded during the quarter, and $1.4 million of future interest expense associated with the Deferred purchase consideration related to the acquisition of Accuro.
Other (expense) income. Other expense for the three months ended June 30, 2008 was $3.4 million, comprised principally of a $3.9 million expense to terminate our interest rate swap arrangements, offset by interest and rental income. Other income for the three months ended June 30, 2007 was $0.4 million, primarily consisting of interest and rental income.
Income tax (benefit)expense. Income tax benefit for the three months ended June 30, 2008 was $1.1 million, a decrease of $2.1 million from an income tax expense of $1.1 million for the three months ended June 30, 2007. The income tax benefit and expense recognized during each respective quarter were recorded based on our full-year tax provision analysis. The result is an estimated annual effective tax rate of 38.2% for both six month periods ended June 30, 2008 and 2007.

Comparison of the Six Months Ended June 30, 2008 and June 30, 2007

	Six Months Ended June 30,
	2008		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$56,426	47.0%	$30,008	35.2%	$26,418	88.0%
Spend Management
Administrative fees	77,766	64.8	71,042	83.3	6,724	9.5
Revenue share obligation	(25,073)	(20.9)	(22,718)	(26.6)	(2,355)	10.4
Other service fees	10,874	9.1	6,992	8.2	3,882	55.5

Total Spend Management	63,567	53.0	55,316	64.8	8,251	14.9

Total net revenue	$119,993	100.0%	$85,324	100.0%	$34,669	40.6%
Total Net Revenue
Total net revenue for the six months ended June 30, 2008 was $120.0 million, an increase of $34.7 million, or 40.6%, from total net revenue of $85.3 million for the six months ended June 30, 2007. The increase in total net revenue was comprised of a $26.4 million increase in Revenue Cycle Management revenue and a $8.3 million increase in Spend Management revenue.
Revenue Cycle Management revenue. Revenue Cycle Management net revenue for the six months ended June 30, 2008 was $56.4 million, an increase of $26.4 million, or 88.0%, from net revenue of $30.0 million for the six months ended June 30, 2007. The increase was primarily the result of the following:
•	Acquisitions. $22.0 million of the increase resulted from product and service revenue attributable to the 2007 acquisitions of XactiMed and MD-X. Revenue attributable to Accuro, which we acquired on June 2, 2008, contributed an additional $5.1 million of the increase in segment revenue. The operating results of XactiMed were included in our full six months ended June 30, 2008 compared to only approximately six weeks of operating results in the six months ended June 30, 2007.

The operating results of MD-X were included in our full six months ended June 30, 2008 and were not included in the comparable prior period.

On a pro forma basis, net revenue from the Revenue Cycle Management Acquisitions grew from $56.1 million to $61.6 million, or a 9.9% increase, during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This growth was primarily attributable to a 14.7% increase in recurring subscription and transactional revenue, partially offset by a 2.0% decrease in service-based revenue. We define pro forma net revenue as the stand-alone revenue (unaudited) of the Revenue Cycle Management Acquisitions as though their results of operations were included in our results of operations from the beginning of the relative comparative periods, which is the six month period beginning January 1, 2007 versus the six month period beginning January 1, 2008.

Our pro forma operating results include actual results from the relevant dates of acquisition, in addition to pre-acquisition acquiree revenues. Actual acquisition operating results included in our results of operations during the six months ended June 30, 2007 included $1.7 million of net revenue from the operations of XactiMed from May 18, 2007, or the date of acquisition. Actual acquisition operating results included in our results of operations during the six months ended June 30, 2008 included $28.8 million of net revenue from the operations of all Revenue Cycle Management Acquisitions for all six months, except for Accuro, in which case results are included from June 2, 2008, the date of acquisition.

•	Non-acquisition related products and services. Partially offsetting the net $27.1 million increase from acquired Revenue Cycle Management revenue is a $0.7 million decrease in net revenue from non-acquisition related products and services. This decrease is comprised of a $1.1 million decrease in consulting revenue and an approximate $2.0 million decrease in revenue from our business intelligence products and services, offset by a $2.4 million increase (or a 21.1% increase compared to the six months ended June 30, 2007) in our software-related subscription fees from new and existing customers. Our subscription fee growth was derived from continued market demand for our charge capture, rate modeling, and our supply-chain-revenue-cycle linkage subscription services, as well as from our latest version of our chargemaster management services. Our decrease in consulting revenue is primarily attributable to revenue from a significant consulting contract in 2007 that did not reoccur during the six months ended June 30, 2008.

The approximate $2.0 million decrease in net revenue from our business intelligence products and services, excluding those acquired from Accuro, is due to the following factors. During 2007 and the first half of 2008, we experienced delays in the release of the fourth version of our decision support software, which limited the growth of Revenue Cycle Management net revenue during 2007 as well as the six months ended June 30, 2008. We expect continued adverse impact in the second half of 2008 as current and potential customers await release of the new product upgrade, now expected in the fourth quarter of 2008. An additional contributing factor to this approximate $2.0 million revenue decline is a $1.1 million revenue loss due to a scheduled and planned step down in software support and maintenance fees from a large business intelligence customer.
Spend Management net revenue. Spend Management net revenue for the six months ended June 30, 2008 was $63.6 million, an increase of $8.3 million, or 14.9%, from net revenue of $55.3 million for the six months ended June 30, 2007. The increase was primarily the result of an increase in administrative fees of $6.7 million, or 9.5%, partially offset by a $2.4 million increase in revenue share obligations, and an increase in other service fees of $3.9 million.
•	Administrative fees. Administrative fee revenue increased by $6.7 million, or 9.5%, as compared to the prior period, primarily due to higher purchasing volumes by existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors. Also contributing to the above increase, we experienced a net $2.3 million in higher contingent revenue upon confirmation from certain customers that the respective performance targets had been achieved during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. We may have fluctuations in our administrative fee revenue in future quarters as the timing of vendor reporting and contingent revenue may not result in discernable trends.

•	Revenue share obligation. Revenue share obligation increased $2.4 million as compared to the prior period. We analyze the impact that our revenue share obligation has on our results of operations by analyzing the revenue share ratio. The revenue share ratio for the six months ended June 30, 2008 was 32.2%, which was relatively consistent with the revenue share ratio of 32.0% for the six months ended June 30, 2007. We may experience some quarterly fluctuations in our revenue share ratio from changes in revenue mix to larger customers and from the timing of vendor reporting.

•	Other service fees. The $3.9 million of growth in other service fees primarily related to higher revenues from our supply chain consulting and subscription services. The consulting growth was mainly due to more consulting hours and an increased number of consulting engagements from new and existing customers, including a new engagement with a large health system whose services began during the current period. Additionally, we realized growth in the number of our subscription products.

	Six months Ended June 30,
	2008		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$19,151	16.0%	$9,702	11.4%	$9,449	97.4%
Product development expenses	6,308	5.3	3,688	4.3	2,620	71.0
Selling and marketing expenses	22,455	18.7	18,714	21.9	3,741	20.0
General and administrative expenses	43,275	36.1	26,255	30.8	17,020	64.8
Depreciation	4,470	3.7	3,334	3.9	1,136	34.1
Amortization of intangibles	8,793	7.3	5,830	6.8	2,963	50.8
Impairment of intangibles	2,079	1.7	1,195	1.4	884	74.0

Total operating expenses	106,531	88.8	68,718	80.5	37,813	55.0

Operating expenses by segment:
Revenue Cycle Management	59,001	49.2	27,257	31.9	31,744	116.5
Spend Management	37,072	30.9	34,186	40.1	2,886	8.4

Total segment operating expenses	96,073	80.1	61,443	72.0	34,630	56.4
Corporate expenses	10,458	8.7	7,275	8.5	3,183	43.8

Total operating expenses	$106,531	88.8%	$68,718	80.5%	$37,813	55.0%

Total Operating Expenses
Cost of revenue. Cost of revenue for the six months ended June 30, 2008 was $19.2 million, or 16.0% of total net revenue, an increase of $9.5 million, or 97.4%, from cost of revenue of $9.7 million, or 11.4% of total net revenue, for the six months ended June 30, 2007.
Of the increase, $7.0 million was attributable to cost of revenue associated with the operations acquired in the Revenue Cycle Management Acquisitions. Excluding the cost of revenue associated with the operations of these recently acquired businesses, the cost of revenue for the six months ended June 30, 2008 was $12.2 million, or 13.1% of total net revenues (exclusive of acquired revenues), an increase of $2.5 million, or 25.8%, from cost of revenue for the six months ended June 30, 2007 of $9.7 million (11.4% of related revenue). As a percentage of revenue, the non-acquired increase in cost of revenue is generally attributable to: our direct costs associated with signing and renewing several larger Spend Management segment and enterprise client agreements; and a moderate revenue mix shift towards additional services to current customers and new consulting services in both our Revenue Cycle Management and Spend Management segments. Additionally, cost of revenue includes $0.8 million in higher share-based compensation expense during the six months ended June 30, 2008 compared to the previous period.
The Revenue Cycle Management Acquisitions increased our total cost of revenue, as a percentage of net revenue, during the six months ended June 30, 2008 from 13.1% (excluding Revenue Cycle Management Acquisitions) to 16.0% primarily due to the mix of acquired revenues being more service, implementation and consulting based. A higher percentage of direct internal and external resources are required to derive related service revenue, specifically with respect to accounts receivable collection services.
Product development expenses. Product development expenses for the six months ended June 30, 2008 were $6.3 million, or 5.3% of total net revenue, an increase of $2.6 million, or 71.0%, from product development expenses of $3.7 million, or 4.3% of total net revenue, for the six months ended June 30, 2007.
The increase during the six months ended June 30, 2008 includes $2.5 million of product development expenses attributable to the operations of the Revenue Cycle Management Acquisitions. We continue to make significant investments in product development; however, greater capitalization of software development costs during this period partially offset increased investments and, excluding the product development expenses associated with these recently acquired businesses, product development expenses only increased by $0.1 million, period over period. During the remainder of 2008, we may develop a number of new and enhanced Revenue Cycle Management products and subscription services utilizing assets acquired in the Revenue Cycle Management Acquisitions. Therefore, we anticipate continued investment in product development and growth in this expense during the remainder of 2008 and into 2009.
Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2008 were $22.4 million, or 18.7% of total net revenue, an increase of $3.7 million, or 20.0%, from selling and marketing expenses of $18.7 million, or 21.9% of total net revenue, for the six months ended June 30, 2007.
This increase includes $2.6 million of selling and marketing expenses attributable to the operations of the Revenue Cycle Management Acquisitions, which mainly consists of compensation payable to additional sales and marketing personnel of the acquired businesses. Other reasons for the higher expense include $0.8 million in higher meeting expenses associated with our annual customer and vendor meeting in 2008 compared to 2007, mainly due to a larger number of attendees, and $0.7 million of higher share-based compensation expense during the current six months compared to the prior period. Excluding the impact of the Revenue Cycle Management Acquisitions selling and marketing expenses, as a percentage of revenue, decreased from 21.9% to 21.3% period over period.
General and administrative expenses. General and administrative expenses for the six months ended June 30, 2008 were $43.3 million, or 36.1% of total net revenue, an increase of $17.0 million, or 64.8%, from general and administrative expenses of $26.3 million, or 30.8% of total net revenue, for the six months ended June 30, 2007.
The increase during the six months ended June 30, 2008 includes $10.7 million of general and administrative expenses attributable to the operations of the Revenue Cycle Management Acquisitions. Excluding the general and administrative expenses attributable to the operations of the Revenue Cycle Management Acquisitions, general and administrative expenses increased by $6.3 million from the prior period, or 24.0% to $32.6 million, or 35.1% of total net revenue (exclusive of acquired revenues). The increase in non-acquired general and administrative expenses is primarily attributable to $2.5 million of higher corporate expenses, mainly due to additional costs incurred associated with being a publicly-traded company, excluding share-based compensation; $1.0 million of higher share-based compensation expense; $0.9 million in higher bad debt expense to reserve for higher aging accounts receivable; $0.8 million in higher facilities lease expense; and general increases to operating infrastructure in both our Spend Management and Revenue Cycle Management segments. Due to the costs expected to be incurred as a publicly-traded company, we anticipate higher general and administrative expenses in the remainder of 2008 as compared to 2007.
Depreciation. Depreciation expense for the six months ended June 30, 2008 was $4.5 million, or 3.7% of total net revenue, an increase of $1.1 million, or 34.1%, from depreciation expense of $3.3 million, or 3.9% of total net revenue, for the six months ended June 30, 2007.

This increase primarily resulted from $0.4 million of depreciation of fixed assets acquired in the Revenue Cycle Management Acquisitions, and increased capital expenditures subsequent to June 30, 2007 for computer software developed for internal use, computer hardware related to personnel growth, and furniture and fixtures.
Amortization of intangibles. Amortization of intangibles for the six months ended June 30, 2008 was $8.8 million, or 7.3% of total net revenue, an increase of $3.0 million, or 50.8%, from amortization of intangibles of $5.8 million, or 6.8% of total net revenue, for the six months ended June 30, 2007.
This increase primarily resulted from the amortization of certain identified intangible assets acquired in the Revenue Cycle Management Acquisitions.
Impairment of intangibles. Impairment of intangibles for the six months ended June 30, 2008 was $2.1 million compared to $1.2 million for the six months ended June 30, 2007.
Impairment during the six months ended June 30, 2008 relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products that were deemed to be impaired, primarily in conjunction with the integration efforts of the Accuro Acquisition. The 2007 impairment charge of $1.2 million relates to the write off of acquired in-process research and development in conjunction with the XactiMed acquisition. The impairment charges in both periods were primarily incurred at the Revenue Cycle Management segment.
Segment Operating Expenses
Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the six months ended June 30, 2008 were $59.0 million, or 49.2% of total net revenue, an increase of $31.7 million, or 116.5%, from $27.3 million, or 31.9% of total net revenue, for the six months ended June 30, 2007.
The $31.7 million increase in operating expenses includes $28.3 million of expenses attributable to the operations acquired in the Revenue Cycle Management Acquisitions. As a percentage of Revenue Cycle Management segment net revenue, segment expenses increased from 90.8% during the six months ended June 30, 2007 to 104.6% during the six months ended June 30, 2008. This increase in percentage is mainly due to $4.9 million of additional non-cash amortization of acquired intangibles, $1.3 million of impairment of acquired intangible assets, increased compensation payable to new and existing employees subsequent to acquisition, and integration costs associated with the Revenue Cycle Management Acquisitions. We incurred growth in personnel-related expenses to support future implementations, customer service and related revenue growth. Excluding the expenses attributable to the recently acquired businesses, Revenue Cycle Management operating expenses increased by $3.4 million, or 12.5%, primarily due to $1.1 million of higher general operating costs, including higher compensation payable to new and existing employees; $1.3 million of increased share-based compensation; $0.5 million of higher impairment of intangible assets; and $0.5 million of higher sales and service training costs related to the segment for the annual customer and vendor meeting. We incurred higher share-based compensation expense during the six months ended June 30, 2008 as a result of stock options granted to employees of XactiMed and MD-X subsequent to those acquisitions.
Spend Management expenses. Spend Management operating expenses for the six months ended June 30, 2008 were $37.1 million, or 30.9% of total net revenue, an increase of $2.9 million, or 8.4%, from $34.2 million, or 40.1% of total net revenue, for the six months ended June 30, 2007.
The growth in Spend Management expenses was due to additional compensation payable to new consulting and support staff, contributing $2.1 million of the overall increase. This compensation increase includes higher share-based compensation expense to new and existing employees of $0.7 million over the prior period. Costs allocated to the segment for our annual customer and vendor meeting were also $0.4 million higher than in the prior year. As a percentage of Spend Management segment net revenue, segment expenses have decreased from 61.8% during the six months ended June 30, 2007 to 58.3% during the six months ended June 30, 2008.
Corporate expenses. Corporate expenses for the six months ended June 30, 2008 were $10.5 million, or 8.7% of total net revenue, an increase of $3.2 million, or 43.8%, from $7.3 million, or 8.5% of total net revenue, for the six months ended June 30, 2007, mainly as a result of increased compensation payable to new and existing employees, including the addition of certain senior staff functions; increased rent and office expenses from an expansion of our corporate office facilities in mid-2007; and other general increases in overhead costs as a result of being a publicly-traded company, such as higher professional fees for external auditors and legal counsel and higher insurance expense. Corporate expenses also include $0.5 million in higher share-based expense during the six months ended June 30, 2008 compared to that of the prior year. As a result of our initial public offering in December 2007, we anticipate higher corporate expenses in 2008 compared to 2007 due to costs expected to be incurred as a publicly-traded company.

Non-operating Expenses
Interest expense. Interest expense for the six months ended June 30, 2008 was $9.3 million, an increase of $1.9 million, or 26.1%, from interest expense of $7.4 million for the six months ended June 30, 2007. As of June 30, 2008, we had total bank indebtedness of $274.1 million compared to $179.9 million as of June 30, 2007. The increased total indebtedness at June 30, 2008 is primarily responsible for the increase in our interest expense. For the remainder of 2008 and during 2009, we expect increases in interest expense compared to prior periods due to our increased level of indebtedness, the amortization of an additional $6.2 million in debt issuance costs recorded during the six months ended June 30, 2008, and $1.4 million in future interest expense associated with the Deferred purchase consideration related to the acquisition of Accuro.
Other (expense) income. Other expense for the six months ended June 30, 2008 was $2.3 million, comprised principally of a $3.9 million expense to terminate our interest rate swap arrangements, offset by $1.4 million in interest income and $0.2 million in rental income. Other income for the six months ended June 30, 2007 was $0.9 million, primarily consisting of interest and rental income. Interest income had been higher in the first quarter of 2008 as our proceeds from our initial public offering were held in interest bearing accounts until we consummated our combined acquisition with Accuro and related financing on June 2, 2008.
Income tax expense. Income tax expense for the six months ended June 30, 2008 was $0.7 million, a decrease of $3.2 million from an income tax expense of $3.9 million for the six months ended June 30, 2007. The income tax expense recorded during the six months ended June 30, 2008 and 2007 reflected an estimated annual effective tax rate of 38.2% for both periods. The income tax recognized was based on our full-year tax provision analysis.
Income tax expense recorded during the year ended December 31, 2007, was at an effective rate of 41.8%. This effective rate included the write-off of in-process research and development costs related to our acquisition of XactiMed and the recording of an additional FIN 48 liability, partially offset by the release of a portion of our valuation allowance related to state net operating loss carryforwards. Since these items do not represent ordinary-course events in 2007, our effective rate for the six months ended June 30, 2008 decreased.
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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited, in thousands)

Net (Loss) Income	$(1,576)	$1,713	$1,123	$6,258

Depreciation	2,349	1,735	4,470	3,334
Amortization of intangibles	5,016	2,989	8,793	5,830
Amortization of intangibles (included in cost of revenue)	371	457	762	680
Interest Expense, net of Interest Income (1)	4,545	3,442	7,954	6,708
Income tax (benefit) expense	(1,053)	1,063	693	3,873

EBITDA	9,652	11,399	23,795	26,683

Impairment of intangibles (2)	2,079	1,195	2,079	1,195
Share-based compensation (3)	2,399	848	4,139	1,592
Rental income from capitalized building lease (4)	(109)	(109)	(219)	(219)
Purchase accounting adjustment (5)	1,102	244	1,359	584
Interest rate swap cancellation (6)	3,914	—	3,914	—

Adjusted EBITDA	$19,037	$13,577	$35,067	$29,835

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statements of Operations.

(2)	Impairment of intangibles during the three and six months ended June 30, 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products, mainly due to the integration of Accuro’s operations. Impairment of intangibles during the three and six months ended June 30, 2007 represents the write-off of in-process research and development from the XactiMed acquisition in May 2007.

(3)	Represents non-cash share-based compensation to both employees and directors. The significant increase in 2008 is due to share-based grants made subsequent to our initial public offering. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(4)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007 for further discussion of this rental income.

(5)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Avega, XactiMed and Accuro. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations.

(6)	During the three and six months ended June 30, 2008, we recorded an expense associated with the cancellation of our interest rate swap arrangements. In connection with the cancellation, we paid the counterparty $3.9 million in termination fees. We believe such expense is infrequent in nature and is not indicative of continuing operating performance.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and other assumptions that we find reasonable under the circumstances. Because of the uncertainty inherent in these matters, actual results could differ from the estimates.
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
Self-insurance reserves are based on management’s estimates of the costs to settle employee insurance claims. As such, differences between actual costs and management’s estimates could be significant. Additionally, changes in actuarial assumptions used in the development of these reserves could affect net income in a given period. Changes in the nature of claims or the number of employees could also impact our estimate. Our current aggregate maximum payment exposure under the insurance plan is approximately $3.4 million per year.
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
On January 1, 2008, we adopted SFAS 157 for our financial assets and liabilities, which consist of derivatives we record in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (or “SFAS 133”). These derivatives include a series of par forward contracts used to hedge currency exchange risk on a single customer contract, and an interest rate collar used to hedge interest rate risk on our indebtedness. Such derivatives are recorded at fair value on a recurring basis. We have not adopted SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value, such as goodwill and intangible assets.
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
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (or “SFAS 159”), which permits all entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The election to measure eligible instruments at fair value can be done on an instrument-by-instrument basis, is irrevocable and can only be applied to the entire instrument. Changes in fair value for subsequent measurements will be recognized as unrealized gains or losses in earnings at each subsequent reporting date. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. As of June 30, 2008, we have not elected to measure any of our financial assets or liabilities at fair value that are not already required to be measured at fair value.
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
Liquidity and Capital Resources
Our primary cash requirements ordinarily involve working capital, repayment of borrowing obligations and capital expenditures. Our capital expenditures typically consist of software development capitalization and computer hardware purchases. Historically, the acquisition of complementary businesses has resulted in a significant use of cash. Our principal sources of funds have primarily been cash provided by operating activities, borrowings under our credit facilities and proceeds from equity issuances.
As of June 30, 2008, we had the following sources of cash available to fund our ongoing operations:
•	cash and cash equivalents of $14.1 million, which we held deposited in various bank accounts and cash equivalent funds; and

•	$97.0 million of available capacity under our revolving loan facility, which is discussed further below.
In May 2008, we entered into the Third Amendment to our existing credit agreement in connection with the completion of the Accuro Acquisition. The Third Amendment increased our term loan facility by $50.0 million and the commitments to loan amounts under our revolving credit facility from $110.0 million to $125.0 million. The Third Amendment also increased the applicable margins on the rate of interest we pay under our credit agreement. The additional debt will continue to be subject to certain financial covenants of the original credit agreement. With respect to our revolving credit facility, there are no provisions in the credit agreement that require us to maintain a lock-box arrangement. The Third amendment became effective upon the closing of the Accuro transaction on June 2, 2008. We utilized cash on hand and approximately $100.0 million of the increased borrowings to fund the cash portion of the purchase price of Accuro. As of June 30, 2008, we had drawn $27.0 million on our revolving credit facility, and $97.0 million of availability remained (after giving effect to $1.0 million of outstanding but undrawn letters of credit on such date). We also had $246.4 million outstanding under our amended term loan facility as of June 30, 2008.

Management believes we currently have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and all required capital expenditures for at least the next 12 months and to pay the $20.0 million deferred purchase payment, and any potential purchase price adjustments, to the former stockholders of Accuro. We may continue to pursue other acquisitions or investments in the future. Additionally, cash provided by operating activities could be less than expected. We may also increase our capital expenditures consistent with our anticipated growth in infrastructure, software solutions, and personnel, and as we expand our market presence. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain required financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be limited.
Cash Flows
As of June 30, 2008 and and December 31, 2007, we had cash and cash equivalents totaling $14.1 million and $137.0 million, respectively.
Our cash provided by operations is generally attributable to cash receipts generated by our customers offset by cash paid for the operating expenses of providing services and products to our customers. If we continue to grow our revenues while maintaining a more modest growth rate in operating expenses, we expect cash provided by operations to continue to grow from period to period.
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
Cash provided by operations during the six months ended June 30, 2008 and 2007 was $24.4 million and $15.9 million, respectively. The $8.5 million increase in cash provided by operations compared to the prior period is primarily due to positive cash receipts from higher net revenues in the current six month period attributable to the results of operations of the businesses acquired in the Revenue Cycle Management acquisitions and higher administrative fees at our Spend Management segment. Included in this increase are changes in assets and liabilities, including deferred revenue that contributed a net positive increase of $5.9 million in cash compared to the prior period for cash receipts that were not yet recognized as revenue; and a net positive increase of $9.3 million in accounts payable for timing delays in payments to our vendors. Partially offsetting the above increases are increases in accounts receivable balances and decreases in accrued revenue share obligations and rebates balances that have decreased cash provided by operations by a combined $14.5 million compared to the prior period. During the six months ended June 30, 2008, we have experienced an increase to bad debt expense ($0.9 million increase compared to the prior period) to reserve for higher aging accounts receivable for the related services, which are primarily software-related subscription services. We are monitoring our hospital and health system customer accounts receivable balances and are currently not able to estimate any unusual changes to our bad debt exposure for the remainder of the year. The decrease in accrued revenue share obligation and rebate balances is mainly due to timing differences of significant revenue share obligation and rebate payments made in the current six month period compared to the prior six month period.
We believe that cash used in or provided by investing activities will continue to be materially impacted by future acquisitions, continued growth in investments in property and equipment, and capitalized software development costs. We expect cash used in investing activities to increase in the future due to acquisitions. Our property, equipment, and software investments consist primarily of technology infrastructure to provide capacity for expansion of our customer base, including computers and related equipment and software purchased or implemented by outside parties. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality. Cash used in investing activities increased from $25.3 million during the six months ended June 30, 2007 to $217.2 million during the six months ended June 30, 2008, mainly due to the costs of the acquisition of Accuro and increased capitalized software development costs that are primarily related to the businesses acquired in the acquisitions of MD-X and XactiMed in 2007, our business intelligence and decision support software, and certain Spend Management segment software.
Cash provided by financing activities for the six months ended June 30, 2008 and 2007 was $69.9 million and $9.0 million, respectively, and primarily represented net proceeds received for financing the acquisitions of Accuro and XactiMed during each respective period. Partially offsetting the net proceeds received during the six months ended June 30, 2008 includes a $23.0 million repayment on our revolving credit facility.

Acquisition Contingent Consideration
On May 28, 2008 The Woodmoor Group, Inc. (“Woodmoor”) filed a Demand for Arbitration with the American Arbitration Association against Accuro, alleging that Woodmoor is due a “Performance Payment Amount” pursuant to the terms of the Asset Purchase Agreement (the “APA”) dated as of March 26, 2007 between Woodmoor, as Seller, and Accuro, as Buyer. Woodmoor claims that it has suffered actual damages in excess of $2,090,000 as a result of Accuro’s allegedly negligent or fraudulent actions in the performance of its obligations under the APA. Accuro and MedAssets deny the allegations and intend to defend against them. The arbitration is in the earliest stages and no settlement discussions have been held as of this date. To the extent any additional consideration or damages are awarded to Woodmoor prior to the first anniversary date of the Accuro Acquisition, such amounts would reduce our Deferred purchase consideration obligation. As of June 30, 2008, no financial outcome is estimable or probable.
Two of our prior acquisitions (Med-Data and D&I) have provisions in the respective asset purchase agreements requiring additional consideration to be paid to the former owners of the acquired assets if certain performance criteria are met.
The Med-Data contingency period ended June 30, 2007, and on September 25, 2007, we provided notice to the former owner of the Med-Data business indicating that we do not believe any additional payment is due. The former owner has disputed our calculation of the performance measures, alleged that we failed to fulfill our contractual obligations with respect to the earn-out, and filed a complaint in federal court with respect to these matters on November 30, 2007. On March 21, 2008 we filed an answer, denying the plaintiffs’ allegations; and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. We cannot estimate a probable outcome of the litigation at this time as this litigation is in the early stages of discovery. The maximum potential earn-out payment is $4 million. In addition, the plaintiffs claim that Ms. Hodges, one of the plaintiffs, is entitled to the accelerated vesting of options to purchase 175,000 shares (140,000 shares subsequent to our 1-for-1.25 reverse stock split in November 2007) of our common stock that she received in connection with her employment agreement with the Company.
The D&I performance measures have not been achieved to date. The D&I acquisition contingency period extends through December 31, 2008 and has a maximum potential earn-out of $10 million. We currently estimate the range of the potential earn-out payment, if the D&I performance measures are achieved, to be approximately zero to $1 million. As of June 30, 2008, we have not recorded a liability or an asset related to these acquisition contingencies on our balance sheets.
Off-Balance Sheet Arrangements and Commitments
We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building under a finance obligation. We do not believe that this letter of credit will be drawn.
As of June 30, 2008, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Due to the Accuro Acquisition, we increased the amount of office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year, including those acquired from Accuro, are as follows as of June 30, 2008 for each respective year (unaudited, in thousands):

2008	$4,118
2009	5,957
2010	5,327
2011	5,160
2012	4,808
Thereafter	10,594

$35,964
Other than the additional indebtedness, the deferred purchase consideration committed for the acquisition of Accuro and any potentially related purchase price adjustments, as previously disclosed, and the additional lease commitments above, there are no material changes outside the ordinary course of business with respect to our contractual obligations as presented in the table of contractual obligations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign currency exchange risk. Certain of our contracts are denominated in Canadian dollars. As our Canadian sales have not historically been significant to our operations, we do not believe that changes in the Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations, we may increase the amount of our sales to foreign customers. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether a forward currency hedge instrument would be warranted. On August 2, 2007, we entered into a series of forward contracts to fix the Canadian dollar-to-U.S. dollar exchange rates on a Canadian customer contract, as discussed in Note 2 to our Condensed Consolidated Financial Statements. Other than another Canadian dollar contract that we have not elected to hedge, we currently do not transact business in any currency other than the U.S. dollar.
Interest rate risk. We had outstanding borrowings on our term loan and revolving credit facility of $273.4 million as of June 30, 2008. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin. We entered into an interest rate collar in June 2008 which effectively sets a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the 3-month LIBOR interest rate we pay on $155.0 million of our notional term loan debt outstanding, effectively limiting our base interest rate exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar does not hedge the applicable margin that the counterparty charges (3.50% and 4.00% on our revolving credit facility and term loan, respectively, as of June 30, 2008). As of June 30, 2008, we pay an effective interest rate of 2.85% on $155.0 million of notional term loan debt outstanding before applying the applicable margin.
A hypothetical 1% increase or decrease in LIBOR would have resulted in an approximate $0.7 and $1.4 million change to our interest expense for the three months and six months ended June 30, 2008, respectively, which represents potential interest rate change exposure on our outstanding credit facilities.
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
During the quarter ended June 30, 2008, we completed our acquisition of Accuro (see Note 3 to the Condensed Consolidated Financial Statements). We are not required to include an assessment of the disclosure controls and procedures of a newly acquired entity in our evaluation of disclosure controls and procedures for MedAssets pursuant to guidance supplied by the SEC to companies regarding the treatment of business combinations. In accordance with our integration efforts, we have initiated the process of incorporating Accuro’s operations into our disclosure controls and procedures program and plan to include them in our formal evaluation process in the future within the time period provided by applicable SEC rules and regulations.
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
During the quarter ended June 30, 2008, we completed our acquisition of Accuro (see Note 3 to the Condensed Consolidated Financial Statements regarding the significance of the transaction). In accordance with our integration efforts, we plan to initiate the process of incorporating Accuro’s operations into our internal control over financial reporting program in the future within the time period provided by applicable SEC rules and regulations. Other than the acquisition of Accuro, there have been no changes in our internal control over financial reporting for the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On May 28, 2008, The Woodmoor Group, Inc. (“Woodmoor”) filed a Demand for Arbitration with the American Arbitration Association against Accuro, alleging that Woodmoor is due a “Performance Payment Amount” pursuant to the terms of the Asset Purchase Agreement (the “Woodmoor APA”) dated as of March 26, 2007 between Woodmoor, as seller, and Accuro, as buyer. Woodmoor claims that it has suffered actual damages in excess of $2,090,000 as a result of Accuro’s allegedly negligent or fraudulent actions in the performance of its obligations under the Woodmoor APA. Accuro and MedAssets deny the allegations and intend to defend against them. The arbitration is in the earliest stages and no settlement discussions have been held as of the date of this report.
Item 1A. Risk Factors
Although it is not possible to predict or identify all risks and uncertainties that could cause actual results to differ materially from those anticipated, projected or implied in any forward looking statement, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2007 as filed with the SEC on March 24, 2008 in the section titled “Risk Factors”, as well as those additional and revised risk factors listed below. Together, these risk factors constitute material risks and uncertainties known to us that we believe could affect our future growth, results of operations, performance and business prospects and opportunities. You should not consider these lists to be a complete statement of all the potential risks and uncertainties, regarding our business and the trading price of our securities. Additional risks not presently known to us, or which we currently consider immaterial, may adversely impact our business and the trading price of our securities.
Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes.
In the three month period ended June 30, 2008, our outstanding indebtedness increased by $76.3 million. We have and may continue to have a significant amount of indebtedness. At June 30, 2008, we had total indebtedness of $274.1 million. Our interest expense for the six months ended June 30, 2008 was $9.3 million. As the rate at which interest is assessed on our outstanding indebtedness is variable, a modest interest rate increase could result in a substantial increase in interest expense. We have entered into an interest rate collar for $155 million (as of June 30, 2008) of our indebtedness and the terms of such hedging agreements expire prior to the maturity date of our indebtedness (LIBOR rate is subject to a collar that sets a maximum interest rate of 6.0% and a minimum rate of 2.85%).
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
Our ability to comply with the covenants and ratios contained in our existing credit facility or in the agreements governing our future indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our existing credit facility prohibits us from making dividend payments on our common stock if we are not in compliance with each of our financial covenants and our restricted payment covenant. We are currently in compliance with our existing covenants, however any future event of default, if not waived or cured, could result in the acceleration of the maturity of our indebtedness under our existing credit facility. If we were unable to repay those amounts, the lenders under our existing credit facility could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness, our assets may not be sufficient to repay in full such indebtedness.
We may have difficulty integrating Accuro’s business.
We acquired Accuro on June 2, 2008 with the expectation that this acquisition would significantly expand the product and service offerings, customer base and market presence of our Revenue Cycle Management segment. Achieving the benefits of this acquisition will depend upon the successful integration of the acquired business into our existing operations.
     The integration risks associated with this acquisition include, but are not limited to:
•	the diversion of our management’s attention, as integrating the operations and assets of the acquired business will require a substantial amount of our management’s time;

•	difficulties associated with assimilating the operations of the acquired business, including differing technology, business systems and corporate cultures;

•	increased demand from customers for pricing concessions based on the broader product offering.

•	the ability to achieve operating and financial synergies anticipated to result from the acquisition;

•	the costs of integration may exceed our expectations; and

•	failure to retain key personnel and customers of Accuro.
We cannot assure you that we will be successful in integrating Accuro into our existing operations. The failure to successfully integrate Accuro could have a material adverse effect on our business, financial condition, or results of operations, particularly on our Revenue Cycle Management segment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Set forth below is information regarding shares of common stock issued by us in the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such shares, options and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.
Accuro Acquisition. On June 2, 2008, the Company issued approximately 8,850,000 unregistered shares of common stock to holders of Accuro securities as part of the purchase price for the Accuro Acquisition, pursuant to the terms of the merger agreement.
Options. During the three months ended June 30, 2008, we issued approximately 43,000 unregistered shares of our common stock in connection with stock option exercises related to options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. The Company received approximately $64,000 in consideration in connection with these stock option exercises.

Warrants. On June 26, 2008, we issued approximately 190,000 unregistered shares of our common stock in connection with the exercise of a warrant for shares of common stock. Approximately 55,000 shares issuable under the terms of the warrant were surrendered as consideration for the cashless exercise of the warrant.
These issuances of our common stock were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act, or Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving any public offering.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Number	Description of Exhibit

10.1	Third Credit Agreement Amendment, dated as of May 22, 2008 among MedAssets, Inc., its domestic subsidiaries, Bank of America, N. A., and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed May 28, 2008)

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

*	Filed herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDASSETS, INC.

August 14, 2008	By: Name:	/s/ John A. Bardis John A. Bardis
	Title:	Chief Executive Officer
(Principal Executive Officer)

August 14, 2008	By: Name:	/s/ L. Neil Hunn L. Neil Hunn
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description of Exhibit

10.1	Third Credit Agreement Amendment, dated as of May 22, 2008 among MedAssets, Inc., its domestic subsidiaries, Bank of America, N. A., and the other lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on
Form 8-K/A filed May 28, 2008)

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

*	Filed herewith