Form 10-Q
period 2008-09-30
MEDASSETS INC
filed 2008-11-14
CIK 1254419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 10, 2008, the registrant had 53,886,525 shares of $0.01 par value common stock outstanding.

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MedAssets, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current
Cash and cash equivalents (Note 1)	$—	$136,952
Restricted cash	—	20
Accounts receivable, net of allowances of $2,341 and $3,506 as of September 30, 2008 and December 31, 2007	45,635	33,679
Deferred tax asset, current	11,307	15,049
Prepaid expenses and other current assets	6,407	4,508

Total current assets	63,349	190,208
Property and equipment, net	40,074	32,490
Other long term assets
Goodwill (Note 4)	512,668	232,822
Intangible assets, net (Note 4)	131,850	62,491
Other	17,432	8,368

Other long-term assets	661,950	303,681

Total assets	$765,373	$526,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,380	$4,562
Accrued revenue share obligation and rebates	20,671	29,998
Accrued payroll and benefits	22,364	13,402
Other accrued expenses	9,358	5,612
Deferred revenue, current portion (Note 5)	27,600	19,791
Deferred purchase consideration (Note 3)	18,987	—
Current portion of notes payable (Note 6)	2,768	2,020
Current portion of finance obligation	146	128

Total current liabilities	108,274	75,513
Notes payable, less current portion (Note 6)	252,531	196,264
Finance obligation, less current portion	9,899	10,009
Deferred revenue, less current portion (Note 5)	4,552	3,229
Deferred tax liability	13,815	5,868
Other long term liabilities	1,969	5,981

Total liabilities	391,040	296,864
Commitments and contingencies (Note 7)	—	—
Stockholders’ equity (Note 8)
Common stock, $0.01 par value, 150,000,000 shares authorized; 53,860,000 and 44,429,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	539	444
Additional paid-in capital	601,353	464,313
Notes receivable from stockholders	(217)	(614)
Accumulated other comprehensive loss (Note 2)	(458)	(2,935)
Accumulated deficit	(226,884)	(231,693)

Total stockholders’ equity	374,333	229,515

Total liabilities and stockholders’ equity	$765,373	$526,379

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Revenue
Administrative fees, net	$25,663	$22,642	$78,355	$70,966
Other service fees	50,309	26,631	117,610	63,631

Total net revenue	75,972	49,273	195,965	134,597
Operating expenses:
Cost of revenue	17,101	8,155	36,252	17,845
Product development expenses	4,719	1,916	11,027	5,612
Selling and marketing expenses	9,641	7,958	32,096	26,675
General and administrative expenses	22,779	18,148	66,054	44,402
Depreciation	2,581	1,936	7,051	5,270
Amortization of intangibles	7,324	5,102	16,117	10,933
Impairment of intangibles (Note 4)	—	—	2,079	1,195

Total operating expenses	64,145	43,215	170,676	111,932

Operating income	11,827	6,058	25,289	22,665
Other income (expense):
Interest (expense)	(5,803)	(6,763)	(15,120)	(14,151)
Other income (expense)	228	1,189	(2,101)	2,101

Income before income taxes	6,252	484	8,068	10,615
Income tax expense	2,566	320	3,259	4,193

Net income	3,686	164	4,809	6,422
Preferred stock dividends and accretion	—	(4,798)	—	(12,445)

Net income (loss) attributable to common stockholders	$3,686	$(4,634)	$4,809	$(6,023)
Basic and diluted income (loss) per share (Note 10):
Basic net income (loss) attributable to common stockholders	$.07	$(.40)	$.10	$(.55)

Diluted net income (loss) attributable to common stockholders	$.07	$(.40)	$.09	$(.55)

Weighted average shares — basic	53,715	11,685	48,493	11,037
Weighted average shares — diluted	56,136	11,685	51,035	11,037
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
Nine Months Ended September 30, 2008

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stockholders	Income (Loss)	Deficit	Equity
	(In thousands)
Balances at December 31, 2007	44,429	$444	$464,313	$(614)	$(2,935)	$(231,693)	$229,515

Repayment of notes receivable from stockholders	(22)	—	(366)	415	—	—	49

Interest accrued on notes receivable from stockholders	—	—	—	(18)	—	—	(18)

Issuance of common stock in connection with acquisition	8,850	89	129,298	—	—	—	129,387

Issuance of common stock from stock option exercises	387	4	1,519	—	—	—	1,523

Issuance of common stock from warrant exercises	190	2	(2)	—	—	—	—

Other common stock issuances	26	—	—	—	—	—	—

Stock compensation expense	—	—	6,591	—	—	—	6,591

Other comprehensive income (net of tax):
Unrealized loss from hedging activities	—	—	—	—	(1,437)	—	(1,437)
Interest rate swap termination (Note 6)	—	—	—	—	3,914	—	3,914
Net income	—	—	—	—	—	4,809	4,809

Comprehensive income	—	—	—	—	2,477	4,809	7,286

Balances at September 30, 2008	53,860	$539	$601,353	$(217)	$(458)	$(226,884)	$374,333
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Operating activities
Net income	$4,809	$6,422

Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	1,457	517
Depreciation	7,359	5,496
Amortization of intangibles	16,806	11,473
(Gain) loss on sale of assets	(119)	3
Noncash stock compensation expense (Note 8)	6,591	2,891
Excess tax benefit from exercise of stock options	(1,697)	(1,659)
Amortization of debt issuance costs	895	307
Noncash interest expense, net	906	361
Impairment of intangibles (Note 4)	2,079	1,195
Deferred income tax expense	937	1,859
Changes in assets and liabilities:
Accounts receivable, net	(5,356)	(2,418)
Prepaid expenses and other assets	(819)	(1,057)
Other long-term assets	(1,850)	900
Accounts payable	785	(1,052)
Accrued revenue share obligations and rebates	(9,327)	(1,099)
Accrued payroll and benefits	1,768	85
Other accrued expenses	949	(778)
Deferred revenue	4,932	(1,375)

Cash provided by operating activities	31,105	22,071

Investing activities
Purchases of property, equipment, and software	(3,891)	(7,029)
Capitalized software development costs	(8,378)	(5,658)
Acquisitions, net of cash acquired (Note 3)	(209,423)	(90,890)

Cash used in investing activities	(221,692)	(103,577)

Financing activities
Decrease in restricted cash	20	—
Proceeds from notes payable	142,629	160,188
Repayment of notes payable and capital lease obligations (Note 6)	(85,615)	(11,860)
Repayment of finance obligation	(483)	(489)
Debt issuance costs (Note 6)	(6,167)	(1,397)
Interest accrued on note receivable from stockholders	(18)	—
Payment on note receivable from stockholders	49	255
Excess tax benefit from exercise of stock options	1,697	1,659
Payment of dividend	—	(70,000)
Issuance of series J preferred stock, net of offering costs	—	1,000
Issuance of common stock, net of offering costs (Note 8)	1,523	2,795

Cash provided by financing activities	53,635	82,151

Net (decrease) increase in cash and cash equivalents	(136,952)	645
Cash and cash equivalents, beginning of period	136,952	23,459

Cash and cash equivalents, end of period	$—	$24,104

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
On June 2, 2008, we acquired all of the outstanding stock of Accuro Healthcare Solutions, Inc. (collectively with its subsidiaries, “Accuro” or the “Accuro Acquisition”), an application service provider (or “ASP”) based technology and services provider of revenue cycle management solutions. The addition of Accuro expands and strengthens our revenue cycle management capabilities (See Note 3 for further discussion). Our unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2008 include the results of operations of Accuro from June 2 through September 30, 2008, and the assets and liabilities of Accuro as of September 30, 2008. Accuro is represented in our Revenue Cycle Management segment. Our accounting policies have not significantly changed as a result of the Accuro Acquisition.
The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2007, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2008. Certain amounts in our financial statements for the three and nine months ended September 30, 2007 have been reclassified to conform to the current period presentation.
The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2007 included in our Form 10-K as filed with the SEC on March 24, 2008. These financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.
Cash and Cash Equivalents
All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at fair value and are considered to be cash equivalents. During the three months ended September 30, 2008, we voluntarily changed our cash management practice in an effort to reduce the amount of interest expense and indebtedness. Currently, all of our excess cash on hand is voluntarily used to repay our swing-line credit facility on a daily basis (See Note 6). As a result of this new practice, our Cash and cash equivalents were zero at September 30, 2008. Cash and cash equivalents were $136,952,000 as of December 31, 2007. Cash as of December 31, 2007 included cash from the proceeds of our initial public offering of common stock, after prepayment of certain indebtedness.
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
We adopted SFAS 157 for our financial assets and liabilities, which consist of derivatives we record in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (or “SFAS 133”). These derivatives include a series of par forward contracts used to hedge currency exchange risk on a single customer contract and an interest rate collar used to hedge interest rate risk on our indebtedness. These derivatives are recorded at fair value on a recurring basis and each utilizes Level 2 inputs in the fair value hierarchy. We have not yet adopted SFAS 157 for non-financial assets and liabilities. Additionally, we do not have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis, or at least annually.
The adoption of SFAS 157 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the three or nine months ended September 30, 2008.
Par forward contracts
We have a series of par forward contracts to lock in the rate of exchange in U.S. dollar terms at a specific par forward exchange rate of Canadian dollars to one U.S. dollar, with respect to one specific Canadian customer contract. This three-year customer contract extends through April 30, 2010. The hedged instruments are classified as cash flow hedges and are designed to be highly effective at minimizing exchange risk on the contract. We designated this hedge as effective and recorded the fair value of this instrument as an asset of approximately $4,000 ($2,000 net of tax) in Other long-term assets as of September 30, 2008. The offsetting unrealized gain is recorded as Accumulated other comprehensive income, net of tax, in our Stockholders’ equity as of September 30, 2008. If we assess any material portion of this to be ineffective, we will reclassify that ineffective portion to current period earnings or loss accordingly.
We determined the fair values of the par forward contracts using Level 2 inputs as defined under SFAS 157 because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. However, these instruments are not traded in active markets, thus they are not valued using Level 1 inputs. Our valuation technique assessed the par forward contract by comparing each fixed cash flow to a hypothetical cash flow utilizing an observable market spot exchange rate as of September 30, 2008, and then discounting each of those cash flows to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value represents a cumulative total of each par forward contract calculated fair value.
Interest rate collar
On June 24, 2008, we entered into an interest rate collar to hedge our interest rate exposure on a notional $155,000,000 of our approximate $245,801,000 of outstanding term loan credit facility. The collar sets a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the 3-month London Inter-bank Offered Rate (or “LIBOR”) applicable to a $155,000,000 notional term loan debt. This collar effectively limits our LIBOR interest exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar also does not hedge the applicable margin payable to our lenders on our indebtedness. Settlement payments are made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding. The collar terminates on September 30, 2010 and no consideration was exchanged with the counterparty to enter into the hedging arrangement.
The collar is a highly effective cash flow hedge under SFAS 133, as the payment and interest rate terms of the instrument coincide with that of our term loan and the instrument was designed to perfectly hedge our variable cash flow risk. Accordingly, as of September 30, 2008, we recorded the fair value of the collar on our balance sheet as a liability of approximately $740,000 ($460,000 net of tax) in Other long-term liabilities, and the offsetting loss was recorded in Accumulated other comprehensive loss, net of tax, in our Stockholders’ equity. If we assess any portion of any of this to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.
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
As of September 30, 2008, we had not elected to measure any of our financial assets or liabilities at fair value that are not already required to be measured at fair value.
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
3. ACQUISITION AND RESTRUCTURING ACTIVITIES
Accuro
As discussed in Note 1 above, on June 2, 2008, we completed the acquisition of Accuro. We acquired all the outstanding stock of Accuro for a total preliminary purchase price of approximately $357,859,000 comprised of approximately $209,972,000 in cash including approximately $5,355,000 in acquisition related costs and approximately $549,000 in a post-closing working capital adjustment pursuant to the purchase agreement accrued during the three months ended September 30, 2008 that was subsequently paid in October 2008 (See Note 13); approximately 8,850,000 unregistered shares of our common stock valued at approximately $129,387,000; and an additional deferred payment of $20,000,000 payable at our option either in cash or in shares of our common stock on the first anniversary of the transaction closing date.
Upon closing the acquisition, we recorded a liability (or the “deferred purchase consideration”) of approximately $18,500,000 on our balance sheet, representing the present value of the $20,000,000 deferred payment. During the three and nine months ended September 30, 2008, we recognized approximately $366,000 and $487,000, respectively, in interest expense due to the accretion of this liability and we will record additional interest expense of approximately $1,013,000 using the effective interest method to accrete the deferred purchase consideration to its face value by the first anniversary of the transaction closing date. The balance of the deferred purchase consideration is approximately $18,987,000 as of September 30, 2008. The deferred purchase consideration is subject to certain adjustments as described in Note 7. Any subsequent increases or decreases to the purchase price will be recorded as goodwill.
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
During the three months ended September 30, 2008, we adjusted our preliminary purchase price allocation by approximately $3,384,000 to reflect a post-closing working capital adjustment and certain restructuring and exit costs. We expect further adjustments to the preliminary allocation of the purchase price relating primarily to additional restructuring and exit costs, certain legal matters, income and non-income based taxes (inclusive of assessments under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or “FIN 48”), other potential liabilities and residual goodwill.

Our preliminary purchase price allocation for Accuro as of September 30, 2008 is as follows (unaudited, in thousands):

Current assets	$9,136
Property and equipment	4,888
Other long term assets	179
Goodwill	279,846

Intangible assets	87,700

Total assets acquired	381,749
Less:
Current liabilities	14,597
Deferred tax liability, long-term	9,293

Total liabilities assumed	23,890

Total purchase price	$357,859
Intangible Assets
The table below summarizes the acquired identified intangible assets (unaudited, in thousands):

	Gross carrying value	Weighted-average useful lives
Developed technology	$23,200	5.0
Customer base	63,200	12.5
Non-compete agreements	1,300	2.0

Total acquired intangible assets	$87,700	10.4
Additionally, approximately $55,262,000 of the $279,846,000 of goodwill is expected to be deductible for tax purposes.
Deferred Revenues
In connection with the preliminary purchase price allocation, we have estimated the fair value of the service obligation assumed from Accuro in connection with the acquisition. The service obligation assumed from Accuro represents our acquired commitment to provide continued ASP software and services for customer relationships that existed prior to the acquisition where the requisite service period has not yet expired. The estimated fair value of the obligation and other future services was determined utilizing a cost build-up approach, which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that we would be required to pay a third party to assume the service obligation. The estimated costs to fulfill the obligation were based on the historical direct costs related to providing the related services. We did not include any costs associated with selling efforts, research and development or the related operating margins on these costs. As a result of allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of Accuro’s June 2, 2008 deferred revenue by approximately $7,643,000 down to $4,200,000, an amount representing our estimate of the fair value of service obligation assumed. In addition, we recorded an adjustment of approximately $6,974,000 to eliminate the carrying value of Accuro’s June 2, 2008 deferred cost asset associated with the related deferred revenue.
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
The pro forma financial information presented is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited; in thousands, except per share data)
Net revenue	$75,972	$65,861	$224,505	$203,371
Net income (loss)	3,686	(1,838)	3,135	(1,394)
Preferred stock dividends and accretion	—	(4,798)	—	(13,443)

Net income (loss) attributable to common stockholders	3,686	(6,636)	3,135	(14,837)
Basic net income (loss) per share attributable to common stockholders	$0.07	$(0.32)	$0.06	$(0.75)
Diluted net income (loss) per share attributable to common stockholders	$0.07	$(0.32)	$0.06	$(0.75)
2008 Restructuring Plan
In connection with the Accuro Acquisition, our management approved, committed to and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our Revenue Cycle Management segment.
Through our purchase price allocation, we recorded approximately $1,905,000 and $3,852,000, respectively, during the three months and nine months ended September 30, 2008 of restructuring costs associated with restructuring activities, consisting of estimated severance, additional tax liabilities as well as other restructuring costs. These costs have been recognized as liabilities assumed in the Accuro Acquisition and included in the allocation of the cost to acquire Accuro and, accordingly, have resulted in an increase to goodwill. These restructuring costs may change as our management executes the approved plan. Future decreases to the estimates of executing the restructuring plan will be recorded as an adjustment to goodwill. Increases to the estimates of the restructuring plan will be recorded as an adjustment to goodwill during the purchase accounting measurement period and as an adjustment to operating expenses thereafter.
The changes in the plan are summarized as follows (unaudited, in thousands):

	Initial			Accrued
	Accrued	Adjustments	Cash	September 30,
2008 Restructuring Plan	Costs	To Costs	Payments	2008
Severance	$1,295	$1,528	$(1,199)	$1,624
Other	652	377	(376)	653

Total 2008 Restructuring Costs	$1,947	$1,905	$(1,575)	$2,277
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill and indefinite life assets consist of the following as of September 30, 2008 (unaudited, in thousands):

Indefinite Life Intangibles:
Goodwill, net	$512,668
Tradename	1,029

Total	$513,697
The changes in goodwill are summarized as follows, Consolidated and by segment (“RCM” is our Revenue Cycle Management segment and “SM” is our Spend Management segment), for the nine months ending September 30, 2008 (unaudited, in thousands):

	Consolidated	RCM	SM
Balance, December 31, 2007	$232,822	$148,101	$84,721
Acquisition of Accuro (Note 3)	276,462	276,462	—

Balance, June 30, 2008	$509,284	$424,563	$84,721
Adjustments related to the acquisition of Accuro (Note 3)	$3,384	3,384	—

Balance, September 30, 2008	$512,668	$427,947	$84,721

Intangible assets with definite lives consist of the following as of September 30, 2008:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Net
	(Unaudited, in thousands)
September 30, 2008
Customer base	10 years	$161,128	$(65,047)	$96,081
Developed technology	5 years	40,556	(7,490)	33,066
Employment agreements	3 years	224	(135)	89
Non-compete agreements	3 years	2,322	(764)	1,558
Tradename	3 years	192	(165)	27

		$204,422	$(73,601)	$130,821
Future amortization expense of definite-lived intangibles as of September 30, 2008, is as follows:

Amount
(Unaudited, in thousands)
2008	$7,509
2009	28,752
2010	23,816
2011	19,668
2012	16,327
Thereafter	34,749

$130,821
During the nine months ended September 30, 2008, we deemed several intangible assets to be impaired in combination with our purchase of Accuro. We incurred certain impairment expenses (primarily related to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software product write-offs) of approximately $2,079,000. These expenses have been recorded to the impairment line item within our unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008.
During the nine months ended September 30, 2007, we recorded an impairment charge of $1,195,000, which represented XactiMed’s in-process research and development projects that had not reached a point where the related product or products were available for general release and had no alternative future use as of the acquisition date.
There were no impairment charges recorded during the three months ended September 30, 2008 and 2007.
5. DEFERRED REVENUE
Deferred revenue consists of unrecognized revenue related to advanced customer invoicing or customer payments received prior to revenue being realized and earned. Substantially all of our deferred revenue consists of (i) deferred administrative fees, (ii) deferred service fees, (iii) deferred software and implementation fees, and (iv) other deferred fees, including receipts for our annual customer and vendor meeting received prior to the meeting.
The following table summarizes the deferred revenue categories and balances as of:

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Software and implementation fees	$17,088	$11,082
Service fees	11,995	7,266
Administrative fees	1,923	2,914
Other fees	1,146	1,758

Deferred revenue, total	32,152	23,020
Less: Deferred revenue, current portion	(27,600)	(19,791)

Deferred revenue, non-current portion	$4,552	$3,229

As of September 30, 2008 and December 31, 2007, deferred revenue included in our Condensed Consolidated Balance Sheets (unaudited for September 30, 2008) that was contingent upon meeting performance targets was $1,612,000 and $3,452,000, respectively.
6. NOTES PAYABLE
The balances of our notes payable are summarized as follows as of:

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands)
Notes payable — senior	$245,801	$197,548
Revolving credit facility	9,041	—
Other	457	736

Notes payable, total	255,299	198,284
Less: current portions	(2,768)	(2,020)

Notes payable, non-current portion	$252,531	$196,264

May 2008 Financing
In May 2008, we entered into the third amendment to our existing credit agreement (or the “Third Amendment”) in connection with the completion of the Accuro Acquisition. The Third Amendment increased our term loan facility by $50,000,000 and the commitments to loan amounts under our revolving credit facility from $110,000,000 to $125,000,000 (after giving effect to $1,000,000 of outstanding but undrawn letters of credit on such date and the effective commitments reduction resulting from the defaulting lender affiliated with Lehman Brothers as described below).
The Third Amendment also increased the applicable margins on the rate of interest we pay under our credit agreement for both the term loan and revolving credit facilities. The applicable interest rates, inclusive of the LIBOR and the applicable margin, were 6.55% on our term loan facility and 5.54% on our revolving credit facility at September 30, 2008.
As a result of the increased indebtedness pursuant to the Third Amendment, our equal principal reduction payments increased to approximately $625,000 beginning on June 30, 2008 and will be paid quarterly throughout the term with a balloon payment due at maturity. The maturity date of the revolving credit facility and term loan remain October 23, 2011 and October 23, 2013, respectively. Other significant terms of the credit agreement remained unchanged from the prior amended credit agreement.
The Third Amendment became effective upon the closing of the Accuro transaction on June 2, 2008. We borrowed approximately $100,000,000 to fund a portion of the purchase price of Accuro. As of September 30, 2008, we had drawn approximately $9,041,000 on our revolving credit facility representing the amount outstanding under our swing-line as described below, and we had approximately $100,000,000 of availability remaining (net of the $15,000,000 reduction for the bankruptcy described below).
In connection with the Third Amendment, we capitalized approximately $6,167,000 of debt issuance costs related to the additional debt borrowing. The debt issuance cost will be amortized into interest expense using the effective interest method until the maturity date. For the three and nine months ended September 30, 2008, we recognized approximately $480,000 and $895,000, respectively, in interest expense related to the amortization of debt issuance costs.
On June 2, 2008, in connection with the acquisition of Accuro, we recorded a deferred purchase consideration liability of approximately $18,500,000, which represents the present value of $20,000,000 in deferred consideration due to Accuro’s former shareholders on June 2, 2008 utilizing an effective incremental borrowing rate of approximately 7.8%. We will recognize approximately $1,500,000 in interest expense, using the effective interest method, and accrete this liability from approximately $18,500,000 on June 2, 2008 to $20,000,000 on June 2, 2009. For the three and nine months ended September 30, 2008, we recognized approximately $366,000 and $487,000, respectively, in interest expense due to accretion, and the deferred purchase consideration is a current liability of approximately $18,987,000 as of September 30, 2008.

July 2008 Credit Agreement Amendment
In July, 2008, we entered into the fourth amendment to our existing credit agreement (or the “Fourth Amendment”). The Fourth Amendment increased the swing-line loan sublimit from $10,000,000 to $30,000,000. The balance outstanding under our swing-line loan is a component of the revolving credit commitments. The total commitments under the credit facility, including the aggregate revolving credit commitments, were not increased as a result of the Fourth Amendment.
In September 2008, we instituted an auto borrowing plan whereby our excess cash balances are voluntarily used by the credit agreement administrative agent to pay down outstanding loan balances under the swing-line loan on a daily basis. We initiated this auto borrowing plan in order to reduce the amount of interest expense incurred. As a result, our unaudited Condensed Consolidated Balance Sheet at September 30, 2008 reflects a zero cash balance.
The outstanding amount under the swing-line loan was approximately $9,041,000 as of September 30, 2008. The interest rate associated with the swing-line loan was prime rate plus a margin of 1.75% (or 6.75%) at September 30, 2008.
A subsidiary of Lehman Brothers Holdings Inc. that had extended commitments of $15,000,000 under our revolving credit facility filed for bankruptcy in September 2008. This lender has not funded its ratable share of borrowing requests since this filing and we do not expect that this lender will fund its pro rata share of any future borrowing requests. Accordingly, until such time as these commitments are assigned to a substitute lender, the effective commitments outstanding under the revolver have declined by $15,000,000 to $110,000,000.
We have provided a $1,000,000 letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building under a finance obligation. We do not believe that this letter of credit will be drawn.
Future maturities of principal of notes payable as of September 30, 2008 are as follows:

Amount
(Unaudited, in
thousands)
2008	$631
2009	2,761
2010	2,687
2011	11,540
2012	2,499
Thereafter	235,181

$255,299
Interest Rate Swaps
On June 24, 2008, we terminated two floating-to-fixed rate LIBOR-based interest rate swaps, originally entered into in November 2006 and July 2007. The swaps were originally set to fully terminate by July 2010. Such early termination with the counterparty was deemed to be a termination of all future obligations between us and the counterparty. In consideration of the early termination, we paid $3,914,000 to the counterparty on June 26, 2008 plus $903,000 of accrued interest. Prior to the termination, the fair values of the swaps were recorded in Other long-term liabilities and Accumulated other comprehensive loss on our balance sheet. The termination of the swaps resulted in the payment of such liability and the reclassification of the related Accumulated other comprehensive loss to current period expense. The result was a charge to expense for the nine months ending September 30, 2008 of $3,914,000. We have no assets or liabilities remaining on our unaudited Condensed Consolidated Balance Sheet with respect to these interest rate swaps as of September 30, 2008.
7. COMMITMENTS AND CONTINGENCIES
Performance Targets
In the ordinary course of contracting with our customers, we may agree to make some or all of our fees contingent upon the customer’s achievement of financial improvement targets from the use of our services and software. These contingent fees are not recognized as revenue until the customer confirms achievement of the performance targets. We generally receive written customer acceptance as and when the performance targets are achieved. Prior to customer confirmation that a performance target has been achieved, we record billed contingent fees as deferred revenue on our consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs.

Legal Proceedings
On May 28, 2008, The Woodmoor Group, Inc. (“Woodmoor”) filed a Demand for Arbitration with the American Arbitration Association against Accuro, alleging that Woodmoor is due a “Performance Payment Amount” pursuant to the terms of the Asset Purchase Agreement (the “APA”) dated as of March 26, 2007 between Woodmoor, as Seller, and Accuro, as Buyer. Woodmoor claims that it has suffered actual damages in excess of $2,090,000 as a result of Accuro’s allegedly negligent or fraudulent actions in the performance of its obligations under the APA. Accuro and MedAssets deny the allegations and intend to defend against them. The arbitration is in the early stages of discovery and no settlement discussions have been held to date. To the extent any additional consideration or damages are awarded to Woodmoor prior to the first anniversary date of the Accuro Acquisition, such amounts would reduce our deferred purchase consideration obligation to the former Accuro shareholders. As of September 30, 2008, no financial outcome is estimable or probable.
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
In August 2007, the former owner of Med-Data disputed our earn-out calculation made under the Med-Data Asset Purchase Agreement and alleged that we failed to fulfill our obligations with respect to the earn-out. In November 2007, the former owner filed a complaint alleging that we failed to act in good faith with respect to the operation of Med-Data subsequent to the acquisition which affected the earn-out calculation. The Company refutes these allegations and is defending itself against these allegations. On March 21, 2008, we filed an answer, denying the plaintiffs’ allegations; and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. This litigation is currently in the discovery stage, and we currently cannot estimate any probable outcome. The maximum earn-out payment under the Med-Data Asset Purchase Agreement is $4,000,000. In addition, the plaintiffs claim that Ms. Hodges, one of the plaintiffs, is entitled to the accelerated vesting of options to purchase 140,000 shares of our common stock that she received in connection with her employment agreement with the Company. Under the terms of her agreement, these options would have vested on July 15, 2012; however, the vesting would have been accelerated to June 30, 2007 if the earn-out performance criteria had been met.
The D&I acquisition contingency period extends through December 31, 2008 and has a maximum potential earn-out of $10,000,000. We currently estimate the range of the potential earn-out payment, if the D&I performance measures are achieved, to be approximately zero to $1,000,000.
As of September 30, 2008, we have not recorded a liability or an asset related to these acquisition contingencies on our balance sheet. Other than the disputes noted above, as of September 30, 2008, we are not presently involved in any other legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.
8. STOCKHOLDERS’ EQUITY
Common Stock
During the nine months ended September 30, 2008, we issued approximately 8,850,000 unregistered shares of our common stock in connection with our acquisition of Accuro. We valued this equity issuance at $14.62 per share, which was computed using the five-day average of our closing share price for the period beginning two days before the April 29, 2008 announcement of the Accuro Acquisition and ending two days after the announcement in accordance with EITF 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination”.
During the nine months ended September 30, 2008 and 2007, we issued approximately 388,000 and 727,000 shares of common stock in connection with employee stock option exercises for aggregate exercise proceeds of approximately $1,545,000 and $2,711,000, respectively.
During the nine months ended September 30, 2008, we issued approximately 190,000 unregistered shares of our common stock in connection with a cashless exercise of a warrant.
During the nine months ended September 30, 2008, we issued approximately 20,000 shares of our common stock to an unrelated charitable foundation. The market value of the common stock on the date of issuance was approximately $348,000, which has been recorded as non-cash, non-employee share-based expense in our accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2008.
During the nine months ended September 30, 2008, we issued approximately 6,000 shares of restricted common stock to members of our board of directors and senior advisory board in exchange for board and senior advisory board services. These restricted shares of common stock vest over one to three year periods. The estimated fair value of the restricted common stock at the dates of issuance was approximately $95,000.
A summary of changes in restricted shares during the nine months ended September 30, 2008 is as follows (unaudited):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested balance at January 1, 2008	25,000	$6.35
Change during the period:
Shares granted	6,000	16.04
Shares vested	(6,000)	3.99

Nonvested balance at September 30, 2008	25,000	$8.94
We recorded non-cash, non-employee share-based compensation expense of approximately $35,000 and $31,000 for the three months ended September 30, 2008 and 2007, respectively, related to restricted shares issued in connection with advisory services from our senior advisory board. We recorded non-cash, non-employee share-based compensation expense of approximately $82,000 and $106,000 for the nine months ended September 30, 2008 and 2007, respectively, related to restricted shares issued in connection with advisory services from our senior advisory board. We will recognize additional non-cash, non-employee share-based compensation expense of approximately $28,000, $46,000, $11,000 and $1,000 for the years ended December 31, 2008, 2009, 2010 and 2011 respectively, related to restricted shares issued for advisory services.
During the nine months ended September 30, 2008, we settled two outstanding notes receivable issued by certain stockholders by accepting shares of our common stock as payment in full for amounts owed under the notes receivable. The number of shares paid was determined by dividing the total principal and interest due under each note receivable by the closing market price of our common stock on the date prior to the effective date of each respective transaction. We received approximately 22,000 shares of our common stock in lieu of cash to settle approximately $366,000 in principal and interest outstanding under the notes receivable. The shares were subsequently retired and are no longer outstanding. We have one remaining note receivable that is collateralized by approximately 30,000 shares of our common stock. We will continue to adjust non-cash share-based compensation expense to mark the shares of common stock collateralizing the remaining note receivable to market value each period until the note receivable is no longer outstanding.
During the nine months ended September 30, 2008, we recorded an approximate $556,000 reduction to non-cash share-based compensation expense to mark the shares of common stock collateralizing certain notes receivable to market value. No corresponding adjustment was made during the nine months ended September 30, 2007 as the market value did not materially change during the period.
Stock Options
The share-based compensation expense related to stock options (or “options”) granted under our two active share-based compensation plans was $2,419,000 and $1,268,000 for the three months ended September 30, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $933,000 and $495,000 for the three months ended September 30, 2008 and 2007, respectively. The share-based compensation expense related to options was $6,717,000 and $2,750,000 for the nine months ended September 30, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was approximately $2,589,000 and $1,073,000 for the nine months ended September 30, 2008 and 2007, respectively. The tax benefit we realized reflects the intrinsic value of options and vesting of restricted shares. There were no capitalized share-based compensation costs at September 30, 2008 or September 30, 2007.
During the nine months ended September 30, 2008, we modified certain option agreements by accelerating the vesting of approximately 20,000 options in connection with the death of one of our employees. As a result of the option agreement modifications, we recognized incremental non-cash share-based compensation expense of approximately $231,000 during the nine months ended September 30, 2008.
During the nine months ended September 30, 2008 and 2007, we granted options for the purchase of approximately 1,639,000 and 2,384,000 shares, respectively, under the 2004 Long-Term Incentive Plan (or the “plan”). The options granted during the nine months ended September 30, 2008 have exercise prices of $15.95 (691,000 options granted in March 2008), $17.86 (182,000 options granted in May 2008) and $16.56 (766,000 options granted in August 2008) and have a vesting period of five years, with the exception of 41,000 shares vesting over a ten-month period. The options granted during the nine months ended September 30, 2007 have an exercise price of $10.44 (658,000 options granted in May 2007) and $9.29 (1,726,000 options granted in September 2007) and have a vesting period of five years, with the exception of 300,000 shares vesting over a period of three years.
The exercise price of the options described above was equal to the fair value, or market price, of our common stock on the date of grant (or “grant-date fair value”), and therefore the intrinsic value of each option grant was zero. The grant-date fair value of options granted during the nine months ended September 30, 2008 represents the market value of our common stock as of the close of market on March 24, 2008, May 30, 2008 and August 21, 2008 respectively. The grant-date fair value of options granted during the nine months ended September 30, 2007 represents valuation ascribed to our common stock from a contemporaneous valuation performed in May 2007 and July 2007. The weighted-average grant-date fair value of each option granted during the nine months ended September 30, 2008 and 2007 was $16.45 and $9.60 respectively.
The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was approximately $4,911,000 and $5,765,000, respectively. There were approximately 228,000 and 215,000 options forfeited during the nine months ended September 30, 2008 and 2007, respectively. Our policy for issuing shares upon option exercise is to issue new shares of common stock.
A summary of changes in outstanding options during the nine months ended September 30, 2008 is as follows (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding as of January 1, 2008	6,974,000	$6.49	8 years	$121,713,000
Granted	1,639,000	16.45
Exercised	(388,000)	3.99
Forfeited	(228,000)	8.94

Options outstanding as of September 30, 2008	7,997,000	8.58	8 years	68,924,000

Options exercisable as of September 30, 2008	2,453,000	$5.52	7 years	$28,646,000

As of September 30, 2008, we had approximately 349,000 shares available for additional option grants reserved under our equity incentive plans. There was approximately $16,343,000 of total unrecognized compensation cost related to the outstanding options that will be recognized over a weighted average period of 1.8 years. The total fair value of the options vested during the nine months ended September 30, 2008 and 2007 was approximately $3,772,000 and $1,748,000, respectively.
The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of options outstanding as of September 30, 2008 and 2007 (unaudited):

	September 30,	September 30,
	2008	2007

Range of exercise prices	$0.63 - $17.86	$0.63 - $10.44
Number of options outstanding	7,997,000	6,527,000
Weighted average exercise price	$8.58	$6.24
Weighted average remaining contractual life	7.9 years	8.2 years
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
The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions for the nine months ended September 30, 2008 and 2007 (unaudited):

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Calculated volatility	32.1% - 36.0%	38.1% - 42.6%
Dividend yield	0%	0%
Risk free interest rate	3.00% - 3.56%	4.13% - 4.32%
Range of expected term	5.4 - 6.5 years	6.0 - 6.5 years
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
Total share-based compensation expense (inclusive of restricted stock, stock options, and other share-based compensation) for the three and nine months ended September 30, 2008 and 2007, respectively, is reflected in our consolidated statements of operations as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$498	$235	$1,603	$521
Product development	231	104	488	243
Selling and marketing	499	275	1,487	614
General and administrative	1,224	685	3,013	1,513

Total share-based compensation expense	$2,452	$1,299	$6,591	$2,891
9. INCOME TAXES
Our estimated annual effective tax rate for the nine months ended September 30, 2008 and 2007 was 40.4% and 39.5%, respectively. The increase in the effective rate for the nine months ended September 30, 2008 was primarily attributable to apportionment of revenue to states with higher corporate income tax rates.
As a result of our acquisition of Accuro on June 2, 2008, we have not yet received all of the information necessary to examine Accuro’s uncertain tax positions, if any. At such time we obtain the necessary information (generally within one year), we may modify goodwill to reflect any appropriate action required under FIN 48 related to Accuro’s prior tax positions.
Our federal income tax returns continued to be under audit by the Internal Revenue Service (or “IRS”) for the tax years ended December 31, 2004 through December 31, 2006. The related field work was completed by the IRS; however, we did not receive the final IRS report until November 2008. See Note 13.
10. INCOME PER SHARE
We calculate earnings per share (or “EPS”) in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing reported net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the reporting period following the two-class method. The effect of our participating convertible preferred stock was included in basic EPS, if dilutive, under the two-class method in accordance with EITF Issue No. 03-06, Participating Securities and the Two-Class Method under SFAS No. 128. Diluted EPS reflects the potential dilution that could occur if our stock options and stock warrants were exercised and converted into our common shares during the reporting periods. For the three and nine months ended September 30, 2007, participating convertible preferred stock is not included in the calculation of basic EPS as the shares were anti-dilutive. Our participating preferred stock converted to common stock on December 18, 2007 as the result of the closing of our initial public offering.
The following tables present basic and diluted EPS for the three months ended September 30, 2008 and 2007, and for the nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands, except per share
	amounts)
Numerator for Basic and Diluted Income (Loss) Per Share:
Net income from continuing operations	$3,686	$164
Preferred stock dividends	—	(4,798)

Net income (loss) attributable to common stockholders	3,686	(4,634)
Denominator:
Weighted average shares outstanding	53,715	11,685
Effect of participating convertible preferred stock	—	—

Denominator for basic income per share weighted average shares using the two-class method	53,715	11,685
Effect of dilutive securities:
Stock options	2,386	—
Stock warrants	35	—

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	56,136	11,685

Basic income (loss) per share:
Basic net income (loss) attributable to common stockholders	$.07	$(.40)

Diluted income (loss) per share:
Diluted net income (loss) attributable to common stockholders	$.07	$(.40)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
	(In thousands, except per share
	amounts)
Numerator for Basic and Diluted Income (Loss) Per Share:
Net income from continuing operations	$4,809	$6,422
Preferred stock dividends	—	(12,445)

Net income (loss) attributable to common stockholders	4,809	(6,023)
Denominator:
Weighted average shares outstanding	48,493	11,037
Effect of participating convertible preferred stock	—	—

Denominator for basic income (loss) per share weighted average shares using the two-class method	48,493	11,037
Effect of dilutive securities:
Stock options	2,507	—
Stock warrants	35	—

Denominator for diluted income (loss) per share — adjusted weighted average shares and assumed conversions	51,035	11,037

Basic income per share:
Basic net income (loss) attributable to common stockholders	$.10	$(.55)

Diluted net income (loss) per share:
Diluted net income (loss) attributable to common stockholders	$.09	$(.55)

The effect of dilutive securities has been excluded for the three months and the nine months ended September 30, 2007 because the effect is anti-dilutive as a result of the net loss attributable to common stockholders. The following table provides a summary of those potentially dilutive securities that have been excluded from the calculation of basic and diluted EPS under the two-class method because inclusion would have an anti-dilutive effect (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Convertible preferred stock	—	16,276	—	16,276
Stock options	—	1,827	—	1,848
Stock warrants	—	136	—	136

	—	18,239	—	18,260
11. SEGMENT INFORMATION
We deliver our solutions and manage our business through two reportable business segments, Revenue Cycle Management and Spend Management:
•	Revenue Cycle Management. Our Revenue Cycle Management segment provides a comprehensive suite of software and services spanning the hospital, health system and other ancillary healthcare provider revenue cycle workflow — from patient admission, patient financial liability estimation, charge capture, case management, contract management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance.

•	Spend Management. Our Spend Management segment provides a comprehensive suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization portfolio of contracts, consulting services and business intelligence tools.
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
The following tables present Segment Adjusted EBITDA and financial position information as utilized by our chief operating decision maker. A reconciliation of Segment Adjusted EBITDA to consolidated net income is included. General corporate expenses are included in the “Corporate” column. “RCM” represents the Revenue Cycle Management segment and “SM” represents the Spend Management segment. Other assets and liabilities are included to provide reconciliation to total assets and total liabilities.
The following tables represent our results of operations, by segment, for the three months ended September 30, 2008, our financial position by segment as of September 30, 2008, and our results of operations by segment for the three months ended September 30, 2007, respectively. The results of operations of Accuro are included in our Revenue Cycle Management segment from the date of acquisition, or June 2, 2008:

	Three Months Ended September 30, 2008
	RCM	SM	Corporate	Total
		(Unaudited, in thousands)
Results of Operations:
Revenue:
Administrative fees	$—	$39,867	$—	$39,867
Revenue share obligation	—	(14,204)	—	(14,204)
Other service fees	45,791	4,518	—	50,309

Total net revenue	45,791	30,181	—	75,972
Total operating expenses	41,702	17,217	5,226	64,145

Operating income (loss)	4,089	12,964	(5,226)	11,827
Interest expense	—	—	(5,803)	(5,803)
Other income (expense)	12	(26)	242	228

Income (loss) before income taxes	4,101	12,938	(10,787)	6,252
Income tax (benefit)	1,577	5,642	(4,653)	2,566

Net income (loss)	2,524	7,296	(6,134)	3,686
Segment Adjusted EBITDA	$14,003	$15,207	$(4,009)	$25,201

	As of September 30, 2008
	RCM	SM	Corporate	Total
		(Unaudited, in thousands)
Financial Position:
Accounts receivable, net	$96,241	$33,230	$(83,836)	$45,635
Other assets	586,443	96,459	36,836	719,738

Total assets	682,684	129,689	(47,000)	765,373
Accrued revenue share obligation	—	20,671	—	20,671
Deferred revenue	26,866	5,286	—	32,152
Other liabilities	99,917	39,639	198,661	338,217

Total liabilities	$126,783	$65,596	$198,661	$391,040

	Three Months Ended September 30, 2007
	RCM	SM	Corporate	Total
		(Unaudited, in thousands)
Results of Operations:
Revenue:
Administrative fees	$—	$34,837	$—	$34,837
Revenue share obligation	—	(12,195)	—	(12,195)
Other service fees	24,386	2,245	—	26,631

Total net revenue	24,386	24,887	—	49,273
Total operating expenses	23,850	15,566	3,799	43,215

Operating income (loss)	536	9,321	(3,799)	6,058
Interest expense	18	—	(6,781)	(6,763)
Other income (expense)	1	106	1,082	1,189

Income (loss) before income taxes	555	9,427	(9,498)	484
Income tax (benefit)	609	5,106	(5,395)	320

Net income (loss)	(54)	4,321	(4,103)	164
Segment Adjusted EBITDA	$6,139	$11,837	$(2,987)	$14,989

The following tables represent our results of operations, by segment, for the nine months ended September 30, 2008 and 2007, respectively:

	Nine Months Ended September 30, 2008
	RCM	SM	Corporate	Total
		(Unaudited, in thousands)
Results of Operations:
Revenue:
Administrative fees	$—	$117,634	$—	$117,634
Revenue share obligation	—	(39,279)	—	(39,279)
Other service fees	102,218	15,392	—	117,610

Total net revenue	102,218	93,747	—	195,965
Total operating expenses	100,704	54,289	15,683	170,676

Operating income (loss)	1,514	39,458	(15,683)	25,289
Interest expense	(3)	(1)	(15,116)	(15,120)
Other income (expense)	41	(59)	(2,083)	(2,101)

Income (loss) before income taxes	1,552	39,398	(32,882)	8,068
Income tax (benefit)	604	15,251	(12,596)	3,259

Net income (loss)	948	24,147	(20,286)	4,809
Segment Adjusted EBITDA	$26,043	$46,547	$(12,323)	$60,267

	Nine Months Ended September 30, 2007
	RCM	SM	Corporate	Total
		(Unaudited, in thousands)
Results of Operations:
Revenue:
Administrative fees	$—	$105,880	$—	$105,880
Revenue share obligation	—	(34,914)	—	(34,914)
Other service fees	54,394	9,237	—	63,631

Total net revenue	54,394	80,203	—	134,597
Total operating expenses	51,104	49,754	11,074	111,932

Operating income (loss)	3,290	30,449	(11,074)	22,665
Interest expense	14	(1)	(14,164)	(14,151)
Other (expense) income	(19)	107	2,013	2,101

Income (loss) before income taxes	3,285	30,555	(23,225)	10,615
Income tax (benefit)	1,553	13,209	(10,569)	4,193

Net income (loss)	1,732	17,346	(12,656)	6,422
Segment Adjusted EBITDA	$16,137	$37,494	$(8,806)	$44,825

SFAS No. 131 requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for each of the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Unaudited, in thousands)
RCM Adjusted EBITDA	$14,003	$6,139	$26,043	$16,137
SM Adjusted EBITDA	15,207	11,837	46,547	37,494

Total reportable Segment Adjusted EBITDA	29,210	17,976	72,590	53,631
Depreciation	(2,165)	(1,613)	(5,841)	(4,186)
Amortization of intangibles	(7,324)	(5,102)	(16,117)	(10,933)
Amortization of intangibles (included in cost of revenue)	(233)	(87)	(995)	(767)
Interest expense, net of interest income (1)	13	20	15	17
Income tax	(7,219)	(5,715)	(15,855)	(14,762)
Impairment of intangibles (2)	—	—	(1,916)	(1,195)
Share-based compensation expense (3)	(1,755)	(809)	(4,720)	(1,740)
Purchase accounting adjustments (4)	(707)	(403)	(2,066)	(987)

Total reportable segment net income	9,820	4,267	25,095	19,078
Corporate net (loss)	(6,134)	(4,103)	(20,286)	(12,656)

Consolidated net income	$3,686	$164	$4,809	$6,422

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statements of Operations.

(2)	Impairment of intangibles during the nine months ended September 30, 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products, mainly due to the integration of Accuro’s operations and products. Impairment of intangibles during the nine months ended September 30, 2007 represents the write-off of in-process research and development from the XactiMed acquisition in May 2007.

(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(4)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Avega Health Systems, Inc. (or “Avega”), XactiMed, and Accuro. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in periods subsequent to the acquisition and is not indicative of the changes in underlying results of operations.
12. RELATED PARTY TRANSACTION
In 2008, we entered into an arrangement with JJB Aviation, LLC (“JJB”), a limited liability company owned by our chief executive officer, John Bardis, for the certain use of an airplane owned by JJB. We pay JJB at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane and approves any payment that exceeds the agreed-upon arrangement. During the three and nine months ended September 30, 2008, we incurred charges of approximately $237,000 and $442,000, respectively, related to JJB.
13. SUBSEQUENT EVENTS
Conclusion of IRS Income Tax Audit
On October 28, 2008, the IRS notified us that our 2007 income tax return would be subject to a limited review in conjunction with the audit of our income tax returns for tax years 2004-2006. On November 3, 2008, the IRS concluded its audit of tax years 2004-2006 and its review of tax year 2007. As a result, our FIN 48 reserve and net operating loss carryforwards will be revised in the fourth quarter 2008 based on the finalization of certain matters under audit. We estimate the impact to our net income to be a reduction to income tax expense of approximately $50,000 to $75,000. The review of our 2007 tax year resulted in no change.
2008 Annual Meeting of Stockholders
On October 30, 2008, four proposals were presented for stockholder approval at our annual meeting of stockholders: (i) to elect Samantha Trotman Burman, Vernon R. Loucks, Jr., Earl H. Norman and John C. Rutherford as directors to serve for a three-year term until the annual meeting of the Company’s stockholders to be held in 2011; (ii) to ratify the appointment of BDO Seidman, LLP, as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2008; (iii) to approve the issuance, at the Company’s discretion, of up to $20,000,000 worth of shares of MedAssets common stock, as opposed to making a cash payment, in connection with the Accuro Acquisition; and (iv) to adopt a new long-term performance incentive plan. All proposals were approved by the requisite vote of stockholders. As a result of the adoption of the new long-term performance incentive plan, we expect our stock compensation expense to increase in future periods.
Revolver Borrowing
In light of the current credit markets, in October 2008, we borrowed an additional $30,000,000 under our revolving credit facility and subsequently invested it in U.S. Treasury cash reserves. The purpose of this borrowing was to provide us with excess cash on hand for use in the case of catastrophic events in the credit markets. We plan to repay this borrowing upon the stabilization of the credit markets.
Accuro Post-Closing Working Capital Adjustment
In October 2008, we finalized the post-closing working capital adjustment related to the Accuro Acquisition. As a result, we paid approximately $549,000 to the former Accuro shareholders.
Lease Arrangements
In October 2008, we amended and entered into certain operating lease agreements to lease additional office space. See Off-Balance Sheet Arrangements and Commitments in Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part I herein.

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
A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described under the heading “Risk Factors” in Part II, Item 1.A herein, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC on March 24, 2008 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2008 as filed with the SEC on August 14, 2008.
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
For the three and nine months ended September 30, 2008 and 2007, our primary results of operations included the following (unaudited, in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	Amount	%	2008	2007	Amount	%
Gross fees	$90.2	$61.5	$28.7	46.7%	$235.2	$169.5	$65.7	38.8%
Revenue share obligation	(14.2)	(12.2)	(2.0)	16.4	(39.2)	(34.9)	(4.2)	12.3

Total net revenue	76.0	49.3	26.7	54.2	196.0	134.6	61.4	45.6
Operating income	11.8	6.1	5.7	93.4	25.3	22.7	2.6	11.5
Net income	$3.7	$0.2	$3.5	1,750.0%	$4.8	$6.4	$(1.6)	(25.0)%
During the three and nine months ended September 30, 2008, increases in gross fees and total net revenues compared to the same periods ending September 30, 2007 were primarily attributable to:
•	the acquisitions of XactiMed (in May 2007), MD-X (in July 2007) and Accuro (in June 2008) by our Revenue Cycle Management segment (or the “Revenue Cycle Management Segment Acquisitions”); and

•	strong performance by our Spend Management segment due to higher administrative fees, consulting fees, and subscription revenues, partially offset by declining performance from our decision support software and services in our Revenue Cycle Management segment, which was the result of a scheduled and planned step down in software support and maintenance fees from a large customer and the negative impact of the delay of the release of our newest decision support software (which was released in October 2008).

Increases in operating income during the three and nine months ended September 30, 2008 compared to the same periods ending September 30, 2007 were primarily attributable to the increase in gross fees and net revenue described above partially offset by the following increases in expenses:
•	significant increases in amortization of acquired intangibles (an increase of approximately $2.2 million and $5.2 million during the three and nine months ended September 30, 2008, respectively);

•	non-recurring charges incurred during the nine months ended September 30, 2008, including $2.1 million in intangible asset impairment charges, primarily related to the Accuro Acquisition, and a $3.9 million interest rate swap cancellation charge;

•	expenses related to acquisition integration efforts at our Revenue Cycle Management segment; and

•	greater general and administrative costs associated with being a publicly-traded company which contributed to higher costs as compared to the prior year. The initial public offering of our common stock was completed on December 18, 2007.
Adjusted EBITDA (a) is summarized as follows for the three and nine months ended September 30, 2008 (unaudited, in millions):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	Amount	%	2008	2007	Amount	%

Adjusted EBITDA (a)	$25.2	$15.0	$10.2	68.1%	$60.3	$44.8	$15.5	34.4%
Adjusted EBITDA margin	33.2%	30.4%			30.8%	33.3%

(a)	Adjusted EBITDA is a non-GAAP measure. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Use of Non-GAAP Financial Measures.”
Adjusted EBITDA increased $10.2 million and $15.5 million during the three and nine months ended September 30, 2008, respectively, primarily attributable to the increases in gross fees and net revenue described above. In addition, for the nine months ended September 30, 2008, the Adjusted EBITDA margin declined due to the impact of an increased mix of revenue from our Revenue Cycle Management segment which generally exhibits lower Adjusted EBITDA margins as compared to our Spend Management segment.
Recent Developments
Acquisition of Accuro
On June 2, 2008, we completed the acquisition of Accuro. During the three months ended September 30, 2008, we adjusted our initial preliminary purchase price by approximately $0.5 million in connection with a post-closing working capital adjustment required by the purchase agreement. We accrued the approximate $0.5 million working capital adjustment on our unaudited Condensed Consolidated Balance Sheet as of September 30, 2008 and paid the adjustment amount in October 2008.
We acquired all the outstanding stock of Accuro for a total preliminary purchase price of approximately $357.9 million comprised of approximately $209.9 million in cash (including approximately $5.4 million in acquisition related costs and the approximate $0.5 million accrued post-closing working capital adjustment), approximately 8.85 million unregistered shares of our common stock valued at approximately $129.4 million, and an additional deferred payment of $20.0 million payable at our option either in cash or in shares of our common stock on the first anniversary of the transaction closing date. Accuro’s results of operations are included in our unaudited Condensed Consolidated Statement of Operations for all periods subsequent to the acquisition date of June 2, 2008.
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
In addition, Accuro had filed an initial registration statement on Form S-1 with the SEC on January 23, 2008; accordingly, the Accuro stockholders required a valuation that was consistent with comparable publicly-traded companies. Purchase price adjustments related to Accuro were recorded as of September 30, 2008. However, the purchase price allocation continues to be preliminary and is subject to adjustment in future quarters (typically up to one year from the date of acquisition). In connection with integrating the operations of Accuro, we expect to incur additional integration-related expenses during the remainder of 2008. However, we are unable to reliably estimate future integration expenses at this time.
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
In September 2008, a subsidiary of Lehman Brothers Holdings Inc. that had extended commitments of $15.0 million under our revolving credit facility filed for bankruptcy. This lender has not funded its ratable share of borrowing requests since this filing and we do not expect that this lender will fund its pro rata share of any future borrowing requests. Accordingly, until such time as these commitments are assigned to a substitute lender, the effective commitments outstanding under the revolver have declined by $15.0 million to $110.0 million.
Termination of Interest Rate Swaps
In June 2008, we terminated two floating-to-fixed rate LIBOR-based interest rate swaps that were originally set to terminate by July 2010. In consideration of the early terminations, we paid to the swap counterparty, and incurred an expense, of $3.9 million for the nine months ended September 30, 2008. Accordingly, the swaps are no longer recorded on our Condensed Consolidated Balance Sheet as of September 30, 2008.
Impairment of Intangible Assets
As a result of integrating the operations of Accuro into our operations, certain of our pre-existing intangible assets were deemed to be impaired as they no longer provided future economic benefit. Such intangible assets primarily included certain acquired trade names, developed technology, and internally developed software. Hence, we recorded non-cash impairment charges totaling approximately $2.1 million during the nine months ended September 30, 2008.
2008 Long-Term Incentive Plan
Our stockholders approved a new long-term performance incentive plan at our annual meeting on October 30, 2008. We expect our stock compensation expense will increase in future periods as we issue new equity awards under the plan.
Segment Structure and Revenue Streams
We deliver our solutions through two business segments, Revenue Cycle Management and Spend Management. Management’s primary metrics to measure segment financial performance are gross fees, net revenue and Segment Adjusted EBITDA. All our revenues are from external customers, and inter-segment revenues have been eliminated. See Note 11 of the Notes to our unaudited Condensed Consolidated Financial Statements herein for discussion of Segment Adjusted EBITDA, and certain items of our segment results of operations and financial position.

Revenue Cycle Management
Our Revenue Cycle Management (including the operations of Accuro) segment provides a comprehensive suite of software and services spanning the revenue cycle workflow of hospitals, health systems and other ancillary healthcare providers — from patient admission, patient financial liability estimation, charge capture, case management, contract management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and improve regulatory compliance. Our Revenue Cycle Management segment revenue consists of the following components:
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
Some customer contracts require that a portion of our administrative fees are contingent upon achieving certain financial improvements, such as lower supply costs, which we refer to as performance targets. Contingent administrative fees are not recognized as revenue until the customer confirms achievement of those contractual performance targets. Prior to customer confirmation that a performance target has been achieved, we record contingent administrative fees as deferred revenue on our consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we may be contractually obligated to refund some or all of the contingent fees.
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
Results of Operations
Consolidated Tables
The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$45,791	$24,386	$102,218	$54,394
Spend Management
Administrative fees	39,867	34,837	117,634	105,880
Revenue share obligation	(14,204)	(12,195)	(39,279)	(34,914)
Other service fees	4,518	2,245	15,392	9,237

Total Spend Management	30,181	24,887	93,747	80,203

Total net revenue	75,972	49,273	195,965	134,597
Operating expenses:
Revenue Cycle Management	41,702	23,850	100,704	51,104
Spend Management	17,217	15,566	54,289	49,754

Total segment operating expenses	58,919	39,416	154,993	100,858
Operating income:
Revenue Cycle Management	4,089	536	1,514	3,290
Spend Management	12,964	9,321	39,458	30,449

Total segment operating income	17,053	9,857	40,972	33,739
Corporate expenses(1)	(5,226)	(3,799)	(15,683)	(11,074)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited, in thousands)
Operating income	11,827	6,058	25,289	22,665
Other (expense) income:
Interest expense	(5,803)	(6,763)	(15,120)	(14,151)
Other income (expense)	228	1,189	(2,101)	2,101

Income before income taxes	6,252	484	8,068	10,615
Income tax expense	(2,566)	(320)	(3,259)	(4,193)

Net income	3,686	164	4,809	6,422
Reportable segment Adjusted EBITDA(2):
Revenue Cycle Management	14,003	6,139	26,043	16,137
Spend Management	$15,207	$11,837	$46,547	$37,494
Reportable segment Adjusted EBITDA margin (3):
Revenue Cycle Management	30.6%	25.2%	25.5%	29.7%
Spend Management	50.4%	47.6%	49.6%	46.8%

(1)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment of the Company.

(2)	Management’s primary metric of segment profit or loss is Segment Adjusted EBITDA. See Note 11 of our unaudited Notes to Condensed Consolidated Financial Statements herein.

(3)	Reportable segment Adjusted EBITDA margin represents each reportable segment’s Adjusted EBITDA as a percentage of each segment’s respective net revenue.
Comparison of the Three Months Ended September 30, 2008 and September 30, 2007

	Three Months Ended September 30,
	2008		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$45,791	60.3%	$24,386	49.5%	$21,405	87.8%
Spend Management
Administrative fees	39,867	52.4	34,837	70.7	5,030	14.4
Revenue share obligation	(14,204)	(18.7)	(12,195)	(24.7)	(2,009)	16.5
Other service fees	4,518	6.0	2,245	4.5	2,273	101.3

Total Spend Management	30,181	39.7	24,887	50.5	5,294	21.3

Total net revenue	$75,972	100.0%	$49,273	100.0%	$26,699	54.2%
Total Net Revenue
Total net revenue for the three months ended September 30, 2008 was $76.0 million, an increase of $26.7 million, or 54.2%, from total net revenue of $49.3 million for the three months ended September 30, 2007. The increase in total net revenue was comprised of a $21.4 million increase in Revenue Cycle Management revenue and a $5.3 million increase in Spend Management revenue.
Revenue Cycle Management revenue. Revenue Cycle Management net revenue for the three months ended September 30, 2008 was $45.8 million, an increase of $21.4 million, or 87.8%, from net revenue of $24.4 million for the three months ended September 30, 2007. The increase was primarily the result of the following:
•	Accuro Acquisition. $17.2 million of the increase resulted from product and service revenue attributable to Accuro, which we acquired on June 2, 2008. The operating results of Accuro were included in our full three months ended September 30, 2008 and were not included in the comparable prior period.

On a pro forma basis, net revenue from the Revenue Cycle Management segment grew from $41.0 million to $45.8 million, or an 11.8% increase, during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This growth was primarily attributable to increases in our recurring subscription fees and services revenue, partially offset by a decrease in our decision support software and services revenue. Such unaudited pro forma net revenue gives effect to the Accuro Acquisition as if it was completed on January 1 of each respective year. Our provision of unaudited pro forma financial data is for illustrative and information purposes only and is not intended to represent or be indicative of what our results of operations would have been if the acquisition of Accuro had occurred at the beginning of the period. Unaudited pro forma financial data also should not be considered representative of our future results of operations.
•	Non-acquisition related products and services. Non-acquisition related revenue increased $4.2 million or 17.1% as compared to the prior period. This increase primarily relates to revenue growth resulting from our software subscription revenues of approximately $2.6 million and our transactional fee revenue of approximately $2.8 million. Partially offsetting this combined revenue growth of $5.4 million is a $1.2 million decrease in revenue from our decision support software and services. This $1.2 million decrease in net revenue from our decision support products and services, excluding those acquired from Accuro, is primarily due to two factors. We experienced a $0.7 million revenue loss due to a scheduled and planned step down in software support and maintenance fees from a large decision support customer. For the quarter ended September 30, 2008, we began recognizing revenue related to our largest decision support customer. We expect significant revenue from this customer to be recognized ratably through the first quarter 2010. Additionally, during 2007 and the first nine months of 2008, we experienced delays in the release of the latest version of our decision support software, which limited the growth of Revenue Cycle Management net revenue. The latest version of the software was released in October 2008; however, due to the previous delay, we expect continued adverse impact through the fourth quarter of 2008 and early into 2009.
Spend Management net revenue. Spend Management net revenue for the three months ended September 30, 2008 was $30.2 million, an increase of $5.3 million, or 21.3%, from net revenue of $24.9 million for the three months ended September 30, 2007. The increase was primarily the result of an increase in administrative fees of $5.0 million, or 14.4%, partially offset by a $2.0 million increase in revenue share obligations, and an increase in other service fees of $2.3 million.
•	Administrative fees. Administrative fee revenue increased by $5.0 million, or 14.4%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors. We may have fluctuations in our administrative fee revenue in future quarters as the timing of vendor reporting and recognition of contingent revenue may not result in discernable trends.

•	Revenue share obligation. Revenue share obligation increased $2.0 million compared to the prior period. We analyze the impact that our revenue share obligation has on our results of operations by analyzing the ratio of revenue share obligation to administrative fees (or the “revenue share ratio”). The revenue share ratio for the three months ended September 30, 2008 was approximately 35.6%, which was slightly higher than the revenue share ratio of approximately 35.0% for the three months ended September 30, 2007. This is mainly due to a higher percentage of purchasing volumes coming from customers who pay us fixed service fees, and in turn, receive higher revenue share obligation payments. We may experience some quarterly fluctuations in our revenue share ratio from changes in revenue mix derived from larger customers and the timing of vendor reporting.

•	Other service fees. The $2.3 million of growth in other service fees primarily related to $1.2 million of increased revenue from our supply chain consulting services and $0.5 million resulted from increased subscription fees associated with our spend management analytical services. This increase primarily resulted from additional consulting hours and an increased number of consulting engagements from new and existing customers, including a new engagement with a large health system whose services began during the second quarter of 2008.

	Three Months Ended September 30,
	2008		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$17,101	22.5%	$8,155	16.6%	$8,946	109.7%
Product development expenses	4,719	6.2	1,916	3.9	2,803	146.3
Selling and marketing expenses	9,641	12.7	7,958	16.1	1,683	21.1
General and administrative expenses	22,779	30.0	18,148	36.8	4,631	25.5
Depreciation	2,581	3.4	1,936	3.9	645	33.3
Amortization of intangibles	7,324	9.6	5,102	10.4	2,222	43.6

Total operating expenses	64,145	84.4%	43,215	87.7	20,930	48.4%

Operating expenses by segment:
Revenue Cycle Management	41,702	54.9%	23,850	48.4	17,852	74.9%
Spend Management	17,217	22.7	15,566	31.6	1,651	10.6

Total segment operating expenses	58,919	77.6	39,416	80.0	19,503	49.5
Corporate expenses	5,226	6.8	3,799	7.7	1,427	37.6

Total operating expenses	$64,145	84.4%	$43,215	87.7%	$20,930	48.4%
Total Operating Expenses
Cost of revenue. Cost of revenue for the three months ended September 30, 2008 was $17.1 million, or 22.5% of total net revenue, an increase of $8.9 million, or 109.7%, from cost of revenue of $8.2 million, or 16.6% of total net revenue, for the three months ended September 30, 2007.
Of the increase, $6.3 million was attributable to cost of revenue associated with the operations of Accuro. Excluding the cost of revenue associated with Accuro, the cost of revenue for the three months ended September 30, 2008 was $10.8 million, or 18.4% of total net revenue (exclusive of acquired net revenue), an increase of $2.7 million, or 32.6%, from cost of revenue for the three months ended September 30, 2007 of $8.2 million (or 16.6% of related net revenue).
As a percentage of revenue, the increase in cost of revenue, excluding Accuro, is generally attributable to our direct costs associated with signing and renewing several larger Spend Management segment and enterprise client service agreements and a revenue mix shift towards our revenue cycle products and services, as compared to our Spend Management segment.
The Accuro acquisition increased our total cost of revenue, as a percentage of net revenue, during the three months ended September 30, 2008 from 18.4% (excluding Accuro) to 22.5% primarily due to the mix of revenues shifting toward the Revenue Cycle Management segment. A higher percentage of direct internal and external resources are required to derive related Revenue Cycle Management segment revenue.
Product development expenses. Product development expenses for the three months ended September 30, 2008 were $4.7 million, or 6.2% of total net revenue, an increase of $2.8 million, or 146.3%, from product development expenses of $1.9 million, or 3.9% of total net revenue, for the three months ended September 30, 2007.
The increase during the three months ended September 30, 2008 includes $2.1 million of product development expenses attributable to the operations of Accuro. The remaining $0.7 million of the increase relates to our ongoing research and development efforts in our various software products. Excluding the impact of Accuro, our product development expenses as a percentage of revenue increased from 3.9% to 4.4% primarily as a result of increased product development projects in our Revenue Cycle Management business. During the remainder of 2008, we will continue to enhance and integrate our Revenue Cycle Management products and subscription services utilizing assets acquired in our recent Revenue Cycle Management acquisitions. Therefore, we anticipate continued investment in product development and growth in this expense during the remainder of 2008 and into 2009.
Selling and marketing expenses. Selling and marketing expenses for the three months ended September 30, 2008 were $9.6 million, or 12.7% of total net revenue, an increase of $1.7 million, or 21.1%, from selling and marketing expenses of $8.0 million, or 16.1% of total net revenue, for the three months ended September 30, 2007.
This increase includes $1.2 million of selling and marketing expenses attributable to the operations of Accuro mainly consisting of the compensation of additional sales and marketing personnel. Excluding the impact of Accuro, sales and marketing expenses increased by approximately $0.5 million relating primarily to increased numbers of sales personnel, cash and share-based compensation expense.

Selling and marketing expenses as a percentage of revenue decreased from 16.1% to 12.7% during the three month period which is primarily attributable to the addition of Accuro and the revenue growth of our Revenue Cycle Management business which incurs less selling and marketing expenses, as a percentage of revenue, than our Spend Management business.
General and administrative expenses. General and administrative expenses for the three months ended September 30, 2008 were $22.8 million, or 30.0% of total net revenue, an increase of $4.6 million, or 25.5%, from general and administrative expenses of $18.1 million, or 36.8% of total net revenue, for the three months ended September 30, 2007.
The increase during the three months ended September 30, 2008 includes $1.5 million of general and administrative expenses attributable to Accuro. Excluding the general and administrative expenses attributable to the operations of Accuro, general and administrative expenses increased by $3.1 million from the prior period, or 17.4%, to $21.3 million, or 36.3% of total net revenue (exclusive of acquired revenues). The increase in general and administrative expenses is primarily attributable to $1.4 million of higher corporate expenses, due to additional costs incurred associated with being a publicly-traded company; $1.0 million and $0.8 million of higher share-based compensation expense and travel expense, respectively (net of corporate expenses); and increases to our operating infrastructure in our Spend Management and Revenue Cycle Management segments (discussed further below). Due to the costs associated with being a publicly-traded company, we anticipate higher general and administrative expenses to continue in the remainder of 2008 as compared to 2007.
General and administrative expenses as a percentage of revenue decreased from 36.8% to 30.0% due to the low general and administrative expense assumed with the Accuro Acquisition primarily due to the effects our reorganization plan. Also, general and administrative expenses grew at a lower rate than revenues primarily because of operating leverage at our Spend Management business and the leveraging of our relatively fixed corporate infrastructure costs.
Depreciation. Depreciation expense for the three months ended September 30, 2008 was $2.6 million, or 3.4% of total net revenue, an increase of $0.6 million, or 33.3%, from depreciation expense of $1.9 million, or 3.9% of total net revenue, for the three months ended September 30, 2007.
This increase primarily resulted from $0.4 million of depreciation of fixed assets acquired in the Accuro acquisition, and depreciation resulting from increased capital expenditures subsequent to September 30, 2007 for computer software developed for internal use, computer hardware related to personnel growth, and furniture and fixtures.
Amortization of intangibles. Amortization of intangibles for the three months ended September 30, 2008 was $7.3 million, or 9.6% of total net revenue, an increase of $2.2 million, or 43.6%, from amortization of intangibles of $5.1 million, or 10.4% of total net revenue, for the three months ended September 30, 2007.
This increase primarily resulted from the amortization of certain identified intangible assets acquired in the Accuro acquisition partially offset by the reduction of amortization expense related to other indentified intangibles which became fully amortized subsequent to September 30, 2007.
Segment Operating Expenses
Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the three months ended September 30, 2008 were $41.7 million, or 54.9% of total net revenue, an increase of $17.9 million, or 74.9%, from $23.9 million, or 48.4% of total net revenue, for the three months ended September 30, 2007.
The $17.9 million increase in operating expenses includes $15.2 million of expenses attributable to the operations of Accuro. As a percentage of Revenue Cycle Management segment net revenue, segment expenses decreased from 97.8% during the three months ended September 30, 2007 to 91.1% during the three months ended September 30, 2008. This decrease in percentage is mainly due to the leverage on operating costs in our transaction fee business and the impact of the Accuro cost structure. Excluding the expenses attributable to Accuro, Revenue Cycle Management operating expenses increased by $2.6 million, or 10.9%, primarily due to $1.8 million of higher general operating costs, including additional compensation related to implementation, product development and customer service personnel and $0.8 million of increased share-based compensation. We incurred higher share-based compensation expense during the three months ended September 30, 2008 primarily as a result of stock options granted to existing and new employees resulting from our acquisition of Accuro.
Spend Management expenses. Spend Management operating expenses for the three months ended September 30, 2008 were $17.2 million, or 22.7% of total net revenue, an increase of $1.7 million, or 10.6%, from $15.6 million, or 31.6% of total net revenue, for the three months ended September 30, 2007. This increase primarily relates to consulting personnel compensation and travel costs associated with a new large health system customer implementation that began in the second quarter of 2008. As a percentage of Spend Management segment net revenue, segment expenses decreased from 62.6% during the three months ended September 30, 2007 to 57.1% during the three months ended September 30, 2008, primarily because of a decline in cost of revenue and amortization of indentified intangibles at our group purchasing business and the decline of sales and marketing expenses for the segment.
Corporate expenses. Corporate expenses for the three months ended September 30, 2008 were $5.2 million, or 6.8% of total net revenue, an increase of $1.4 million, or 37.6%, from $3.8 million, or 7.7% of total net revenue, for the three months ended September 30, 2007. The increase was mainly the result of increased compensation and travel expenses payable to new and existing employees, including the addition of certain senior staff functions and other general increases in overhead costs as a result of being a publicly-traded company, such as higher professional fees and higher insurance expense. Due to the costs expected to be incurred as a publicly-traded company, we anticipate higher corporate expenses to continue in the remainder of 2008 as compared to 2007. However, as a percentage of total net revenue, we expect corporate expenses to continue to decline for the remainder of 2008 due to the relatively fixed cost nature of our corporate operations.
Non-operating Expenses
Interest expense. Interest expense for the three months ended September 30, 2008 was $5.8 million, a decrease of $1.0 million, or 14.2%, from interest expense of $6.8 million for the three months ended September 30, 2007. This decrease in interest expense is due to lower debt balances outstanding during the third quarter of 2008. As of September 30, 2008, we had bank indebtedness of $255.3 million compared to $319.1 million as of September 30, 2007. The decreased bank indebtedness at September 30, 2008 is primarily a result of debt repayments made subsequent to our initial public offering partially offset by borrowings related to the Accuro acquisition. We expect increases in interest expense compared to prior periods due to an increased level of indebtedness in the first half of 2009 as compared to the first half of 2008, the amortization of $5.9 million of remaining debt issuance costs to be recognized over the remaining term of our debt, and $1.0 million of remaining future interest expense associated with the Deferred purchase consideration related to the acquisition of Accuro. Given the uncertainty of the credit markets, our interest expense may vary in 2009 as a result of fluctuations in LIBOR rates.
Other (expense) income. Other income for the three months ended September 30, 2008 was $0.2 million, comprised principally of a gain on the sale of an asset and rental income. Other income for the three months ended September 30, 2007 was $1.2 million, primarily consisting of interest and rental income.
Income tax (benefit) expense. Income tax expense for the three months ended September 30, 2008 was $2.6 million, an increase of $2.3 million from an income tax expense of $0.3 million for the three months ended September 30, 2007. The income tax expense recognized during each respective quarter was recorded based on our full-year tax provision analysis. The result is an effective tax rate of 41.0% and 66.1%, respectively, for the three month periods ended September 30, 2008 and 2007. The 66.1% effective tax rate for the three month period ended September 30, 2007 is driven primarily by an increase in the annual effective tax from 38.2% to 39.5% from June 30, 2007 to September 30, 2007 and is not considered by management to be indicative of our future effective tax rate. Our effective tax rate for the three month period ended September 30, 2008 of 41.0% is higher than our effective tax rate of 38.2% for the three month period ended June 30, 2008 due to a higher percentage of our income being apportioned to states with higher corporate income tax rates.
Comparison of the Nine Months Ended September 30, 2008 and September 30, 2007

	Nine Months Ended September 30,
	2008		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$102,218	52.2%	$54,394	40.4%	$47,824	87.9%
Spend Management
Administrative fees	117,634	60.0	105,880	78.7	11,754	11.1
Revenue share obligation	(39,279)	(20.0)	(34,914)	(25.9)	(4,365)	12.5
Other service fees	15,392	7.8	9,237	6.8	6,155	66.6

Total Spend Management	93,747	47.8	80,203	59.6	13,544	16.9

Total net revenue	$195,965	100.0%	$134,597	100.0%	$61,368	45.6%
Total Net Revenue
Total net revenue for the nine months ended September 30, 2008 was $196.0 million, an increase of $61.4 million, or 45.6%, from total net revenue of $134.6 million for the nine months ended September 30, 2007. The increase in total net revenue was comprised of a $47.8 million increase in Revenue Cycle Management revenue and a $13.5 million increase in Spend Management revenue.

Revenue Cycle Management revenue. Revenue Cycle Management net revenue for the nine months ended September 30, 2008 was $102.2 million, an increase of $47.8 million, or 87.9%, from net revenue of $54.4 million for the nine months ended September 30, 2007. The increase was primarily the result of the following:
•	Acquisitions. $24.8 million of the increase resulted from product and service revenue attributable to the 2007 acquisitions of XactiMed and MD-X, which were included in our full nine months ended September 30, 2008 compared to only approximately four and half months and three months, respectively, of operating results in the nine months ended September 30, 2007. Revenue attributable to Accuro, which we acquired on June 2, 2008, contributed an additional $22.4 million to the increase in segment revenue.

On a pro forma basis, net revenue from the Revenue Cycle Management Acquisitions grew from $81.2 million to $88.1 million, or an 8.5% increase, during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This growth was primarily attributable to a 15.4% increase in service revenue and a 6.6% increase in subscription revenue. Such unaudited pro forma net revenue gives effect to the XactiMed and MD-X acquisitions as if they were completed on January 1, 2007 and the Accuro Acquisition as if it was completed on January 1 of each respective year. Our provision of unaudited pro forma financial data is for illustrative and information purposes only and is not intended to represent or be indicative of what our results of operations would have been if the Revenue Cycle Management Acquisitions had occurred at the beginning of the period. Unaudited pro forma financial data also should not be considered representative of our future results of operations.

Our actual results of operations during the nine months ended September 30, 2007 included $12.5 million of net revenue from the operations of XactiMed and MD-X from their respective dates of acquisition. Our actual results of operations during the nine months ended September 30, 2008 included $59.6 million of net revenue from the operations of all Revenue Cycle Management Acquisitions, including Accuro, from June 2, 2008, the date of acquisition.

•	Non-acquisition related products and services. The increase in net revenue from non-acquisition related products and services was approximately $0.7 million or 1.3%. This increase was comprised of an approximate 17.5% increase in our software-related subscription fees from new and existing customers. Partially offsetting this increase was a 16.0% decrease in revenue from our decision support software and services. Our subscription fee growth was derived from continued market demand for our charge capture, rate modeling, and our supply-chain-revenue-cycle linkage subscription services, as well as from our latest version of our chargemaster management services.

The approximate $3.2 million decrease in net revenue from our decision support software and services, excluding those acquired from Accuro, is due to the following factors: During 2007 and 2008, we experienced delays in the release of the fourth version of our decision support software, which limited the growth of Revenue Cycle Management net revenue during 2007 as well as the nine months ended September 30, 2008. The fourth version was released in October 2008; however, we expect continued adverse impact in the fourth quarter of 2008 and early into 2009. An additional contributing factor to this approximate $3.2 million revenue decline is a $1.8 million revenue loss due to a scheduled and planned step down in software support and maintenance fees from a large decision support customer.
Spend Management net revenue. Spend Management net revenue for the nine months ended September 30, 2008 was $93.7 million, an increase of $13.5 million, or 16.9%, from net revenue of $80.2 million for the nine months ended September 30, 2007. The increase was primarily the result of an increase in administrative fees of $11.8 million, or 11.1%, partially offset by a $4.4 million increase in revenue share obligations, and an increase in other service fees of $6.2 million.
•	Administrative fees. Administrative fee revenue increased by $11.8 million, or 11.1%, as compared to the prior period, primarily due to higher purchasing volumes by existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors. Also contributing to the above increase, we experienced a net $2.7 million increase in contingent revenue recognized upon confirmation from certain customers that the respective performance targets had been achieved during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. We may have fluctuations in our administrative fee revenue in future quarters as the timing of vendor reporting and contingent revenue may not result in discernable trends.

•	Revenue share obligation. Revenue share obligation increased $4.4 million as compared to the prior period. We analyze the impact that our revenue share obligation has on our results of operations by analyzing the revenue share ratio. The revenue share ratio for the nine months ended September 30, 2008 was 33.4%, which was relatively consistent with the revenue share ratio of 33.0% for the nine months ended September 30, 2007. We may experience some quarterly fluctuations in our revenue share ratio from changes in revenue mix to larger customers and from the timing of vendor reporting.

•	Other service fees. The $6.2 million of growth in other service fees primarily related to higher revenues from our supply chain consulting and subscription services. The consulting growth was mainly due to more consulting hours and an increased number of consulting engagements from new and existing customers, including a new engagement with a large health system whose services began in the second quarter 2008. Additionally, we realized growth in the number of our subscription products.

	Nine Months Ended September 30,
	2008		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$36,252	18.5%	$17,845	13.3%	$18,407	103.1%
Product development expenses	11,027	5.6	5,612	4.2	5,415	96.5
Selling and marketing expenses	32,096	16.4	26,675	19.8	5,421	20.3
General and administrative expenses	66,054	33.7	44,402	33.0	21,652	48.8
Depreciation	7,051	3.6	5,270	3.9	1,781	33.8
Amortization of intangibles	16,117	8.2	10,933	8.1	5,184	47.5
Impairment of intangibles	2,079	1.1	1,195	0.9	884	74.0

Total operating expenses	170,676	87.1	111,932	83.2	58,744	52.5

Operating expenses by segment:
Revenue Cycle Management	100,704	51.4	51,104	38.0	49,600	97.1
Spend Management	54,289	27.7	49,754	37.0	4,535	9.1

Total segment operating expenses	154,993	79.1	100,858	75.0	54,135	53.7
Corporate expenses	15,683	8.0	11,074	8.2	4,609	41.6

Total operating expenses	$170,676	87.1%	$111,932	83.2%	$58,744	52.5%
Total Operating Expenses
Cost of revenue. Cost of revenue for the nine months ended September 30, 2008 was $36.3 million, or 18.5% of total net revenue, an increase of $18.4 million, or 103.1%, from cost of revenue of $17.8 million, or 13.3% of total net revenue, for the nine months ended September 30, 2007.
Of the increase, $14.4 million was attributable to cost of revenue associated with the operations acquired in the Revenue Cycle Management Acquisitions. Excluding the cost of revenue associated with the operations of these recently acquired businesses, the cost of revenue for the nine months ended September 30, 2008 was $17.9 million, or 13.1% of total net revenue (exclusive of acquired revenue), an increase of $4.0 million, or 28.8%, from cost of revenue for the nine months ended September 30, 2007 of $13.9 million or 11.4% of related revenue.
The growth in total dollars and as a percentage of revenue is attributable to our direct costs associated with signing and renewing several larger Spend Management segment and enterprise client service agreements and a moderate revenue mix shift towards our revenue cycle products and services. Additionally, cost of revenue includes $1.1 million in higher share-based compensation expense during the nine months ended September 30, 2008 compared to the previous period.

The Revenue Cycle Management Acquisitions increased our total cost of revenue, as a percentage of net revenue, during the nine months ended September 30, 2008 from 13.1% (excluding Revenue Cycle Management Acquisitions) to 18.5% primarily due to the mix of acquired Revenue Cycle Management revenues being more service, implementation and consulting based. A higher percentage of direct internal and external resources are required to derive related service revenue, specifically with respect to accounts receivable collection services.
Product development expenses. Product development expenses for the nine months ended September 30, 2008 were $11.0 million, or 5.6% of total net revenue, an increase of $5.4 million, or 96.5%, from product development expenses of $5.6 million, or 4.2% of total net revenue, for the nine months ended September 30, 2007.
The increase during the nine months ended September 30, 2008 includes $5.1 million of product development expenses attributable to the operations of the Revenue Cycle Management Acquisitions. We continue to make significant investments in product development; however, greater capitalization of software development costs during this period partially offset increased investments and, excluding the product development expenses associated with these recently acquired businesses, product development expenses only increased by $0.3 million, period over period. During the remainder of 2008, we may develop a number of new and enhanced Revenue Cycle Management products and services utilizing assets acquired in the Revenue Cycle Management Acquisitions. Therefore, we anticipate continued investment in product development and growth in this expense during the remainder of 2008 and into 2009.
The Revenue Cycle Management Acquisitions also increased our total product development expenses, as a percentage of net revenue, during the nine months ended September 30, 2008 from 4.2% to 5.6% primarily due to the research and development operations of the Revenue Cycle Management Acquisitions. We expect investment in product development efforts will continue to increase in the future. Excluding the impact of the Revenue Cycle Management Acquisitions, our product development expenses as a percentage of revenue remained largely consistent, decreasing from 4.1% to 3.9%.
Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2008 were $32.1 million, or 16.4% of total net revenue, an increase of $5.4 million, or 20.3%, from selling and marketing expenses of $26.7 million, or 19.8% of total net revenue, for the nine months ended September 30, 2007.
This increase includes $4.3 million of selling and marketing expenses attributable to the operations of the Revenue Cycle Management Acquisitions, which mainly consist of compensation payable to additional sales and marketing personnel of the acquired businesses. Other reasons for the higher expense include higher meeting expenses associated with our annual customer and vendor meeting in 2008 compared to 2007, mainly due to a larger number of attendees, and higher share-based compensation expense during the current nine months compared to the prior period.
Excluding the impact of the Revenue Cycle Management Acquisitions, selling and marketing expenses, as a percentage of revenue, decreased from 21.1% to 19.7% period over period primarily attributable to the addition of Accuro and the revenue growth of our Revenue Cycle Management business which incurs less selling and marketing expenses, as a percentage of revenue, than our Spend Management business.
General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2008 were $66.1 million, or 33.7% of total net revenue, an increase of $21.7 million, or 48.8%, from general and administrative expenses of $44.4 million, or 33.0% of total net revenue, for the nine months ended September 30, 2007.
The increase during the nine months ended September 30, 2008 includes $12.2 million of general and administrative expenses attributable to the operations of the Revenue Cycle Management Acquisitions. Excluding the general and administrative expenses attributable to the operations of the Revenue Cycle Management Acquisitions, general and administrative expenses increased by $9.4 million from the prior period, or 23.9% to $48.9 million, or 35.8% of total net revenue (exclusive of acquired revenues). The increase in non-acquired general and administrative expenses is primarily attributable to $3.7 million of higher corporate expenses, mainly due to additional costs incurred associated with being a publicly-traded company and with new personnel, excluding share-based compensation; $1.5 million of higher share-based compensation expense; $1.0 million in higher bad debt expense to reserve for higher aging accounts receivable; $1.5 million in higher facilities lease expense; and general increases to operating infrastructure in both our Spend Management and Revenue Cycle Management segments. Due to the costs expected to be incurred as a publicly-traded company, we anticipate higher general and administrative expenses in the remainder of 2008 as compared to 2007.
Depreciation. Depreciation expense for the nine months ended September 30, 2008 was $7.1 million, or 3.6% of total net revenue, an increase of $1.8 million, or 33.8%, from depreciation expense of $5.3 million, or 3.9% of total net revenue, for the nine months ended September 30, 2007.
This increase resulted from $0.9 million of depreciation of fixed assets acquired in the Revenue Cycle Management Acquisitions, and depreciation resulting from increased capital expenditures subsequent to September 30, 2007 for computer software developed for internal use, computer hardware related to personnel growth, and furniture and fixtures.

Amortization of intangibles. Amortization of intangibles for the nine months ended September 30, 2008 was $16.1million, or 8.2% of total net revenue, an increase of $5.2 million, or 47.5%, from amortization of intangibles of $10.9 million, or 8.1% of total net revenue, for the nine months ended September 30, 2007. This increase primarily resulted from the amortization of certain identified intangible assets acquired in the Revenue Cycle Management Acquisitions.
Impairment of intangibles. Impairment of intangibles for the nine months ended September 30, 2008 was $2.1 million compared to $1.2 million for the nine months ended September 30, 2007.
Impairment during the nine months ended September 30, 2008 relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products that were deemed to be impaired, primarily in conjunction with the product integration of the Accuro Acquisition. The 2007 impairment charge of $1.2 million relates to the write off of acquired in-process research and development in conjunction with the XactiMed acquisition. The impairment charges in both periods were primarily incurred at the Revenue Cycle Management segment.
Segment Operating Expenses
Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the nine months ended September 30, 2008 were $100.7 million, or 51.4% of total net revenue, an increase of $49.6 million, or 97.1%, from $51.1 million, or 38.0% of total net revenue, for the nine months ended September 30, 2007.
The primary reason for the $49.6 million increase in operating expenses is $44.7 million of expenses that are attributable to the operations acquired in the Revenue Cycle Management Acquisitions. As a percentage of Revenue Cycle Management segment net revenue, segment expenses increased from 94.0% during the nine months ended September 30, 2007 to 98.5% during the nine months ended September 30, 2008. This increase in percentage is mainly due to $6.1 million of additional non-cash amortization of acquired intangibles, $0.6 million of impairment of acquired intangible assets, increased compensation payable to new and existing employees subsequent to acquisition, and integration costs associated with the Revenue Cycle Management Acquisitions. We incurred growth in personnel-related expenses to support future implementations, customer service and related revenue growth.
Excluding the expenses attributable to the recently acquired businesses, Revenue Cycle Management operating expenses increased by $4.9 million, or 13.4%, primarily due to $1.8 million of higher general operating costs, including higher compensation payable to new and existing employees; $2.2 million of increased share-based compensation; $0.5 million of higher impairment of intangible assets; and $0.4 million of higher sales and service training costs related to the segment for the annual customer and vendor meeting. We incurred higher share-based compensation expense during the nine months ended September 30, 2008 as a result of stock options granted to employees of the recent Revenue Cycle Management Acquisitions subsequent to the closing dates of those acquisitions.
Spend Management expenses. Spend Management operating expenses for the nine months ended September 30, 2008 were $54.3 million, or 27.7% of total net revenue, an increase of $4.5 million, or 9.1%, from $49.8 million, or 37.0% of total net revenue, for the nine months ended September 30, 2007.
The growth in Spend Management expenses was due to additional compensation payable to new consulting and support staff, contributing approximately $3.0 million of the overall increase. We incurred higher share-based compensation expense to new and existing employees of $0.5 million over the prior period. Reimbursed travel expenses increased by approximately $0.4 million from the prior period. Partially offsetting these expense increases was an approximate $0.9 million decrease in the amortization of indentified intangible assets.
As a percentage of Spend Management segment net revenue, segment expenses decreased from 62.1% during the three months ended September 30, 2007 to 57.9% during the three months ended September 30, 2008, primarily because of a decline in cost of revenue and amortization of indentified intangibles at our group purchasing business and the decline of sales and marketing expenses for the segment.
Corporate expenses. Corporate expenses for the nine months ended September 30, 2008 were $15.7 million, or 8.0% of total net revenue, an increase of $4.6 million, or 41.6%, from $11.1 million, or 8.2% of total net revenue, for the nine months ended September 30, 2007, mainly as a result of increased compensation payable to new and existing employees, including the addition of certain senior staff functions; increased rent and office expenses from an expansion of our corporate office facilities in mid-2007; and other general increases in overhead costs as a result of being a publicly-traded company, such as higher professional fees for external auditors and legal counsel and higher insurance expense. Corporate expenses also include $0.6 million in higher share-based expense during the nine months ended September 30, 2008 compared to that of the prior year. As a result of our initial public offering in December 2007, we anticipate higher corporate expenses in 2008 compared to 2007 due to costs expected to be incurred as a publicly-traded company.

As a percentage of total net revenue, we expect corporate expenses to continue to decline for the remainder of 2008 due to the relatively fixed cost nature of our corporate operations.
Non-operating Expenses
Interest expense. Interest expense for the nine months ended September 30, 2008 was $15.1 million, an increase of $1.0 million, or 6.8%, from interest expense of $14.2 million for the nine months ended September 30, 2007. As of September 30, 2008, we had total bank indebtedness of $255.3 million compared to $319.1 million as of September 30, 2007. The indebtedness incurred because of the Accuro acquisition in June 2008, and higher interest rates resulting from that refinancing, are primarily responsible for the increase in our interest expense. We expect increases in interest expense compared to prior periods due to an increased level of indebtedness in the first half of 2009 as compared to the first half of 2008, the amortization of $5.9 million of remaining debt issuance costs to be recognized over the remaining term of our debt, and $1.0 million in future interest expense associated with the Deferred purchase consideration related to the acquisition of Accuro. Given the uncertainty of the credit markets, our interest expense may vary in 2009 as a result of fluctuations in LIBOR rates.
Other (expense) income. Other expense for the nine months ended September 30, 2008 was $2.1 million, comprised principally of a $3.9 million of expense to terminate our interest rate swap arrangements, offset by approximately $1.4 million in interest income and $0.3 million in rental income. Other income for the nine months ended September 30, 2007 was $2.1 million, primarily consisting of interest and rental income. Interest income had been higher in the first quarter of 2008 as our proceeds from our initial public offering were held in interest bearing accounts until we consummated our acquisition of Accuro.
Income tax expense. Income tax expense for the nine months ended September 30, 2008 was $3.3 million, a decrease of $0.9 million from an income tax expense of $4.2 million for the nine months ended September 30, 2007. The income tax expense recorded during the nine months ended September 30, 2008 and 2007 reflected an estimated annual effective tax rate of 40.4% and 39.5%, respectively. The increase in the effective rate for the nine months ended September 30, 2008 was primarily attributable to apportionment of revenue to states with higher state rates. The income tax recognized was based on our full-year tax provision analysis.
As of September 30, 2008, a valuation allowance of approximately $0.3 million is recorded against the deferred tax assets on certain state net operating loss carryforwards that management does not believe will more likely than not be realized. We will continue to assess the requirement for a valuation allowance on these state net operating loss carryforwards quarterly and intend to maintain the valuation allowance until sufficient positive evidence exists (such as cumulative positive earnings and estimated future taxable income) to support its reversal.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited, in thousands)

Net Income	$3,686	$164	$4,809	$6,422

Depreciation	2,581	1,936	7,051	5,270
Amortization of intangibles	7,324	5,102	16,117	10,933
Amortization of intangibles (included in cost of revenue)	233	87	995	767
Interest Expense, net of Interest Income (1)	5,761	5,787	13,715	12,496
Income tax (benefit) expense	2,566	320	3,259	4,193

EBITDA	22,151	13,396	45,946	40,081

Impairment of intangibles (2)	—	—	2,079	1,195
Share-based compensation (3)	2,452	1,299	6,591	2,891
Rental income from capitalized building lease (4)	(109)	(109)	(329)	(329)
Purchase accounting adjustment (5)	707	403	2,066	987
Interest rate swap cancellation (6)	—	—	3,914	—

Adjusted EBITDA	$25,201	$14,989	$60,267	$44,825

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statements of Operations.

(2)	Impairment of intangibles during the nine months ended September 30, 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products, mainly due to the integration of Accuro’s operations and products. Impairment of intangibles during the nine months ended September 30, 2007 represents the write-off of in-process research and development from the XactiMed acquisition in May 2007.

(3)	Represents non-cash share-based compensation to both employees and directors. The significant increase in 2008 is due to share-based grants made subsequent to our initial public offering. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(4)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements included in our annual report on Form 10-K for the year ended December 31, 2007 for further discussion of this rental income.

(5)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Avega, XactiMed and Accuro. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations.

(6)	During nine months ended September 30, 2008, we recorded an expense associated with the cancellation of our interest rate swap arrangements. In connection with the cancellation, we paid the counterparty $3.9 million in termination fees. We believe such expense is infrequent in nature and is not indicative of continuing operating performance.

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
Self-insurance reserves are based on management’s estimates of the costs to settle employee insurance claims. As such, differences between actual costs and management’s estimates could be significant. Additionally, changes in actuarial assumptions used in the development of these reserves could affect net income in a given period. Changes in the nature of claims or the number of employees could also impact our estimate. Our current estimated aggregate maximum payment exposure under the insurance plan, for the current plan year, is approximately $2.4 million as of September 30, 2008. Based on the trend of rising healthcare costs, we may experience higher employee healthcare expense in future periods.
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
We valued our derivative instruments using Level 2 inputs, as defined under SFAS 157, because our valuation technique included inputs that are considered significantly observable in the market, either directly or indirectly. Given the nature of the inputs utilized in our valuation models and their visibility in the market, we are not able to reasonably estimate any sensitivity to changes in valuation due to market volatility. See Note 2 of our unaudited Notes to Condensed Consolidated Financial Statements herein for further discussion on the valuation methodology on our derivatives.
Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (or “SFAS 159”), which permits all entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The election to measure eligible instruments at fair value can be done on an instrument-by-instrument basis, is irrevocable and can only be applied to the entire instrument. Changes in fair value for subsequent measurements will be recognized as unrealized gains or losses in earnings at each subsequent reporting date. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. As of

September 30, 2008, we have not elected to measure any of our financial assets or liabilities at fair value that are not already required to be measured at fair value.
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
Liquidity and Capital Resources
Our primary cash requirements ordinarily involve payment of ordinary expenses, working capital fluctuations, repayment of borrowing obligations and capital expenditures. Our capital expenditures typically consist of software development capitalization and computer hardware purchases. Historically, the acquisition of complementary businesses has resulted in a significant use of cash. Our principal sources of funds have primarily been cash provided by operating activities, borrowings under our credit facilities and proceeds from equity issuances.
In May 2008, we entered into the Third Amendment to our existing credit agreement in connection with the completion of the Accuro Acquisition. The Third Amendment increased our term loan facility by $50.0 million and the commitments to loan amounts under our revolving credit facility from $110.0 million to $125.0 million (subsequently reduced by the Lehman Brothers bankruptcy as discussed below). The Third Amendment also increased the applicable margins on the rate of interest we pay under our credit agreement. The additional debt will continue to be subject to certain financial covenants of the original credit agreement. With respect to our revolving credit facility, there are no provisions in the credit agreement that require us to maintain a lock-box arrangement. The Third amendment became effective upon the closing of the Accuro Acquisition on June 2, 2008. We utilized cash on hand and approximately $100.0 million of the increased borrowings to fund the cash portion of the purchase price of Accuro.
On July 9, 2008, we entered into the fourth amendment to our existing credit agreement (or the “Fourth Amendment”). The Fourth Amendment increased the swing-line loan sublimit from $10.0 million to $30.0 million. The balance outstanding under our swing-line loan is a component of the revolving credit commitments. The total commitments under the credit facility, including the aggregate revolving credit commitments, were not increased as a result of the Fourth Amendment.
In September 2008, we changed our cash management practice to reduce our interest expense by instituting an auto-borrowing plan with the agent under our credit agreement. As a result, all of our excess cash on hand is voluntarily used to repay our swing-line credit facility on a daily basis and we now fund our cash expenditures by using swing-line loans. As a result, our September 30, 2008 Condensed Consolidated Balance Sheet reflects a zero cash balance.
A subsidiary of Lehman Brothers Holdings, Inc. that had extended commitments of $15.0 million under our revolving credit facility filed for bankruptcy in September 2008. This lender has not funded its ratable share of borrowing requests since this filing and we do not expect that this lender will fund its pro rata share of any future borrowing requests. Accordingly, until such time as these commitments are assigned to a substitute lender, the effective commitments outstanding under the revolver have declined by $15.0 million to $110.0 million.
As of September 30, 2008, we had drawn approximately $9.0 million on our swing-line loan, and $100.0 million of availability remained under our revolving credit facility (after giving effect to $1.0 million of outstanding but undrawn letters of credit on such date and the effective commitments reduction resulting in the defaulting lender affiliated with Lehman Brothers). The interest rate associated with the swing-line loan was prime rate plus a margin of 1.75% (or 6.75%) at September 30, 2008. We also had approximately $245.8 million outstanding under our term loan facility as of September 30, 2008.
In light of the current credit markets, in October 2008, we borrowed an additional $30.0 million under our revolving credit facility and subsequently invested it in U.S. Treasury cash reserves. The purpose of this borrowing was to provide us with excess cash on hand for use in the case of catastrophic events in the credit markets. We plan to repay this borrowing upon the stabilization of the credit markets.
We believe we currently have adequate capital resources and liquidity to meet our working capital needs, borrowing obligations and planned capital expenditures for at least the next 12 months, as well as our $20.0 million deferred purchase payment obligation related to the Accuro acquisition if we elect to satisfy this obligation in cash.
Historically, we have utilized federal net operating loss carryforwards for both regular and Alternative Minimum Tax (AMT) payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. Although we project that our federal net operating loss carryforward utilization in 2008 will be significant, we expect our cash paid for taxes to increase significantly for tax years 2008 and beyond.

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
We have not historically utilized borrowings available under our credit agreement to fund operations. However, pursuant to the change in our cash management practice (described above), we plan to use the swing-line loan under our revolver for funding operations while we voluntarily apply our excess cash balances to reduce our swing-line loan on a daily basis. We may observe fluctuations in cash flows provided by operations from period to period due to unforeseen factors. These factors may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:
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
Cash provided by operations during the nine months ended September 30, 2008 and 2007 was $31.1 million and $22.1 million, respectively. The $9.0 million increase in cash provided by operations compared to the prior period is primarily due to positive cash receipts from higher profitability in the current nine month period attributable to the results of operations of the businesses acquired in the Revenue Cycle Management Acquisitions and higher administrative fees and profitability at our Spend Management segment. Included in this increase are changes in assets and liabilities, including deferred revenue that contributed a net positive increase of $6.3 million in cash compared to the prior period for cash receipts that were not yet recognized as revenue; and a net positive increase of $1.8 million in accounts payable related to the timing of payments to our vendors. Partially offsetting the above increases are increases in accounts receivable balances and decreases in accrued revenue share obligations and rebates balances that have decreased cash provided by operations by a combined $11.2 million compared to the prior period. This decrease in cash primarily relates to our large semi-annual revenue share incentive payment obligations that primarily occur in the first and third quarter of each calendar year. During the nine months ended September 30, 2008, we experienced an increase to bad debt expense of $0.9 million compared to the prior period to reserve for higher aging accounts receivable for services primarily related to our transaction fee and service businesses. Although we recorded additional bad debt expense, our allowance for doubtful accounts decreased by approximately $1.2 million during the nine months ended September 30, 2008. The decrease is primarily attributable to the write-off of certain customer receivables acquired in connection with the MD-X acquisition that we deemed uncollectible due to their respective 2007 bankruptcies. These receivable amounts were included as part of our allowance for doubtful accounts at December 31, 2007. We charged the amounts against our allowance for doubtful accounts during the nine months ended September 30, 2008 as collection efforts have been exhausted. We are monitoring our hospital and health system customer accounts receivable balances and are currently not able to estimate any unusual changes to our bad debt exposure for the remainder of the year.
We believe that cash used in or provided by investing activities will continue to be materially impacted by future acquisitions, continued growth in investments in property and equipment, and capitalized software development costs. We expect cash used in investing activities, other than acquisitions, to increase in the future due to the aforementioned items. Our property, equipment, and software investments consist primarily of technology infrastructure to provide capacity for expansion of our customer base, including computers and related equipment and software purchased or implemented by outside parties. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality. Cash used in investing activities increased from $103.6 million during the nine months ended September 30, 2007 to $221.7 million during the nine months ended September 30, 2008, mainly due to the costs of the acquisition of Accuro and increased capitalized software development costs that are primarily related to the Revenue Cycle Management Acquisitions, our decision support software and services, and certain Spend Management segment software.

Cash provided by financing activities for the nine months ended September 30, 2008 and 2007 was $53.6 million and $82.2 million, respectively. These amounts primarily represent the net proceeds received for debt financing of the Revenue Cycle Management Acquisitions during each respective period and to fund a special dividend for the nine months ended September 30, 2007. Partially offsetting the net proceeds received during these periods are voluntary and mandatory repayments on our revolving credit and term loan facilities and debt issuance costs associated with our July 2007 and May 2008 debt refinancing transactions.
Acquisition Contingent Consideration
On May 28, 2008, The Woodmoor Group, Inc. (“Woodmoor”) filed a Demand for Arbitration with the American Arbitration Association against Accuro, alleging that Woodmoor is due a “Performance Payment Amount” pursuant to the terms of the Asset Purchase Agreement (the “APA”) dated as of March 26, 2007 between Woodmoor, as Seller, and Accuro, as Buyer. Woodmoor claims that it has suffered actual damages in excess of $2,090,000 as a result of Accuro’s allegedly negligent or fraudulent actions in the performance of its obligations under the APA. Accuro and MedAssets deny the allegations and intend to defend against them. The arbitration is in the early stages of discovery and no settlement discussions have been held as of this date. To the extent any additional consideration or damages are awarded to Woodmoor prior to the first anniversary date of the Accuro Acquisition, such amounts would reduce our Deferred purchase consideration obligation. As of September 30, 2008, no financial outcome is estimable or probable. Two of our prior acquisitions (Med-Data and D&I) have provisions in the respective asset purchase agreements requiring additional consideration to be paid to the former owners of the acquired assets if certain performance criteria are met.
The Med-Data contingency period ended June 30, 2007, and on September 25, 2007, we provided notice to the former owner of the Med-Data business indicating that we do not believe any additional payment is due. The former owner has disputed our calculation of the performance measures, alleged that we failed to fulfill our contractual obligations with respect to the earn-out, and filed a complaint in federal court with respect to these matters on November 30, 2007. On March 21, 2008, we filed an answer, denying the plaintiffs’ allegations; and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. We cannot estimate a probable outcome of the litigation at this time as this litigation is in the discovery stage. The maximum potential earn-out payment is $4.0 million. In addition, the plaintiffs claim that Ms. Hodges, one of the plaintiffs, is entitled to the accelerated vesting of options to purchase 140,000 shares of our common stock that she received in connection with her employment agreement with the Company.
The D&I performance measures have not been achieved to date. The D&I acquisition contingency period extends through December 31, 2008 and has a maximum potential earn-out of $10.0 million. We currently estimate the range of the potential earn-out payment, if the D&I performance measures are achieved, to be approximately zero to $1.0 million. As of September 30, 2008, we have not recorded a liability or an asset related to these acquisition contingencies on our balance sheets.
Off-Balance Sheet Arrangements and Commitments
We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building under a finance obligation. We do not believe that this letter of credit will be drawn.
As of September 30, 2008, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Due to the Accuro Acquisition, we increased the amount of office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year, including those acquired from Accuro, are as follows as of September 30, 2008 for each respective year (unaudited, in thousands):

2008	$2,224
2009	7,140
2010	6,820
2011	6,521
2012	6,057
Thereafter	14,499

$43,261
In July 2008, we extended the term of our lease on our offices in Alpharetta, Georgia. The term of the lease was extended for an additional 12 months commencing on April 1, 2014 and terminating on March 31, 2015. The incremental rental commitment under the lease is approximately $2.0 million.
In July 2008, we entered into a new lease on our offices in Alpharetta, Georgia in order to acquire additional space totaling 22,409 square feet. The term of the expansion space is for 75 months commencing on January 1, 2009 and terminating on March 31, 2015. The total rental commitment under the lease is approximately $2.7 million.

In August 2008, we entered into a new lease acquiring 13,653 square feet for our office in Centennial, Colorado. The term of the lease is for 87 months commencing on December 1, 2008 and terminating on February 1, 2016. The total rental commitment under the lease is approximately $2.5 million.
In September 2008, we extended the term of our lease on our office in Yakima, Washington. The term of the lease was extended for an additional 25 months commencing on October 13, 2008 and terminating on October 31, 2010. The total rental commitment under the lease is approximately $0.3 million.
In October 2008, we extended the term of our lease on our office in Billerica, Massachusetts. The term of the lease was extended for an additional 10 months commencing on November 1, 2008 and terminating on August 31, 2009. The total incremental rental commitment under the lease is approximately $0.1 million.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign currency exchange risk. Certain of our contracts are denominated in Canadian dollars. As our Canadian sales have not historically been significant to our operations, we do not believe that changes in the Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations, we may increase the amount of our sales to foreign customers. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether a forward currency hedge instrument would be warranted. On August 2, 2007, we entered into a series of forward contracts to fix the Canadian dollar-to-U.S. dollar exchange rates on a Canadian customer contract, as discussed in Note 2 to our Notes to unaudited Condensed Consolidated Financial Statements herein. Other than another Canadian dollar contract that we have not elected to hedge, we currently do not transact business in any currency other than the U.S. dollar.
Interest rate risk. We had outstanding borrowings on our term loan and revolving credit facility of $254.8 million as of September 30, 2008. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin. We entered into an interest rate collar in June 2008 which effectively sets a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the 3-month LIBOR interest rate we pay on $155.0 million of our notional term loan debt outstanding, effectively limiting our base interest rate exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar does not hedge the applicable margin that the counterparty charges (3.50% and 4.00% on our revolving credit facility and term loan, respectively, as of September 30, 2008). As of September 30, 2008, we pay an effective interest rate of 2.85% on $155.0 million of notional term loan debt outstanding before applying the applicable margin.
A hypothetical 1% increase or decrease in LIBOR would have resulted in an approximate $0.6 and $1.9 million change to our interest expense for the three months and nine months ended September 30, 2008, respectively, which represents potential interest rate change exposure on our outstanding credit facilities.
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
During the quarter ended June 30, 2008, we completed our acquisition of Accuro. We are not required to include an assessment of the disclosure controls and procedures of a newly acquired entity in our evaluation of disclosure controls and procedures for MedAssets pursuant to guidance supplied by the SEC to companies regarding the treatment of business combinations. In accordance with our integration efforts, we have initiated the process of incorporating Accuro’s operations into our disclosure controls and procedures program and plan to include them in our formal evaluation process in the future within the time period provided by applicable SEC rules and regulations.
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
During the quarter ended June 30, 2008, we completed our acquisition of Accuro. In accordance with our integration efforts, we plan to initiate the process of incorporating Accuro’s operations into our internal control over financial reporting program in the future within the time period provided by applicable SEC rules and regulations. There have been no changes in our internal control over financial reporting for the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Other than the Med-Data and Woodmoor disputes noted below, we are not presently involved in any other legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.
On May 28, 2008, The Woodmoor Group, Inc. (“Woodmoor”) filed a Demand for Arbitration with the American Arbitration Association against Accuro, alleging that Woodmoor is due a “Performance Payment Amount” pursuant to the terms of the Asset Purchase Agreement (the “Woodmoor APA”) dated as of March 26, 2007 between Woodmoor, as seller, and Accuro, as buyer. Woodmoor claims that it has suffered actual damages in excess of $2,090,000 as a result of Accuro’s allegedly negligent or fraudulent actions in the performance of its obligations under the Woodmoor APA. Accuro and MedAssets deny the allegations and intend to defend against them. The arbitration is in the early stages of discovery and no settlement discussions have been held as of the date of this report.
On November 30, 2007, Jacqueline Hodges, the former owner of Med-Data, filed a complaint in the United States District Court for the Northern District of Georgia, alleging that we failed to act in good faith with respect to the operation of the Med-Data business after its acquisition on July 18, 2005, by our wholly owned-subsidiary Project Metro Acquisition, LLC (subsequently merged into MedAssets Net Revenue Systems, LLC), by taking certain actions and failing to take others which had the effect of causing the business to fail to achieve additional acquisition consideration contingent on certain “earn-out” thresholds in the purchase agreement. On March 21, 2008, we filed an answer, denying the plaintiffs’ allegations; and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. This litigation is currently in the discovery stage, and we cannot estimate a probable outcome at this time. The maximum potential earn-out payment is $4.0 million. In addition, the plaintiffs claim that Ms. Hodges, one of the plaintiffs, is entitled to the accelerated vesting of options to purchase 140,000 shares of our common stock that she received in connection with her employment agreement with the Company.
Item 1A. Risk Factors
Although it is not possible to predict or identify all risks and uncertainties that could cause actual results to differ materially from those anticipated, projected or implied in any forward looking statement, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2007 as filed with the SEC on March 24, 2008 in the section titled “Risk Factors”, as well as those additional and revised risk factors listed below. Together, these risk factors constitute material risks and uncertainties known to us that we believe could affect our future growth, results of operations, performance and business prospects and opportunities. You should not consider these lists to be a complete statement of all the potential risks and uncertainties regarding our business and the trading price of our securities. Additional risks not presently known to us, or which we currently consider immaterial, may adversely impact our business and the trading price of our securities.
Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes.
We have and may continue to have a significant amount of indebtedness. At September 30, 2008, we had total bank indebtedness of $255.3 million. Our interest expense for the nine months ended September 30, 2008 was $15.1 million. As the rate at which interest is assessed on our outstanding indebtedness is variable, a modest interest rate increase could result in a substantial increase in interest expense. We have entered into an interest rate collar for $155.0 million (as of September 30, 2008) of our indebtedness and the terms of such hedging agreements expire prior to the maturity date of our indebtedness (collar sets a maximum interest rate of 6.0% and a minimum interest rate of 2.85% on the 3-month LIBOR).
Our substantial indebtedness could adversely affect our financial health in the following ways:
•	a material portion of our cash flow from operations must be dedicated to the payment of interest on and principal of our outstanding indebtedness, thereby reducing the funds available to us for other purposes, including working capital, acquisitions and capital expenditures;

•	our substantial degree of leverage could make us vulnerable in the event of a downturn in general economic conditions or other adverse events in our business or our industry;

•	our substantial degree of leverage could impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes limiting our ability to maintain the value of our assets and operations; and

•	there will be a material and adverse effect on our business and financial condition if we are unable to service our indebtedness or obtain additional financing, as needed.
In addition, our existing credit facility contains, and future indebtedness may contain, financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities that may be in our long-term best interests. For example, our existing credit facility includes covenants restricting, among other things, our ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in certain mergers or consolidations, dispose of assets, make certain investments or acquisitions, engage in transactions with affiliates, enter into sale/leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments. Our existing credit facility also includes financial covenants, including requirements that we maintain compliance with a consolidated leverage ratio and a consolidated fixed charges coverage ratio.
Our ability to comply with the covenants and ratios contained in our existing credit facility or in the agreements governing our future indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our existing credit facility prohibits us from making dividend payments on our common stock if we are not in compliance with each of our financial covenants and our restricted payment covenant. We are currently in compliance with our existing covenants; however, any future event of default, if not waived or cured, could result in the acceleration of the maturity of our indebtedness under our existing credit facility. If we were unable to repay those amounts, the lenders under our existing credit facility could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness, our assets may not be sufficient to repay in full such indebtedness.
Due to the challenging conditions of the financial markets, and weakening economic environment, our lenders may not be able to fund our borrowings under our revolving credit facility.
In September 2008, the subsidiary of Lehman Brothers Holdings Inc. that has a $15.0 million commitment outstanding under our revolving credit facility filed for bankruptcy. As a result, this lender has failed to fund its pro rata share of borrowing requests since the date of the bankruptcy filing and we do not expect that it will fund its pro rata share of any future borrowing requests.
Other financial institutions that have extended commitments under our revolving credit facility may be unable or unwilling to fund borrowings under their existing commitments to us if they are adversely affected by the conditions of the U.S. and international capital and credit markets. Our financial condition and results of operations could be adversely affected if we are unable to borrow against a significant portion of the commitments under our revolving credit facility because of lender defaults.

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
     The integration risks associated with this acquisition include, but are not limited to:
•	the diversion of our management’s attention, as integrating the operations and assets of the acquired business will require a substantial amount of our management’s time;

•	difficulties associated with assimilating the operations of the acquired business, including differing technology, business systems and corporate cultures;

•	increased demand from customers for pricing concessions based on the broader product offering;

•	the ability to achieve operating and financial synergies anticipated to result from the acquisition;

•	the costs of integration may exceed our expectations; and

•	failure to retain key personnel and customers of Accuro.
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
Options. During the three months ended September 30, 2008, we issued approximately 40,000 unregistered shares of our common stock in connection with stock option exercises related to options issued in June 2003. The Company received approximately $54,000 in consideration in connection with these stock option exercises.
These issuances of our common stock were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act, or Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving any public offering.
Issuer Purchases of Equity Securities
The following table summarizes repurchases of our common stock for the three months ended September 30, 2008.

			Total Number of	Maximum Number
			Shares Purchased	(or Approximate Dollar Value)
			as Part of Publicly	of Shares that May Yet Be
	Total Number of	Average Price Paid	Announced Plans	Purchased Under the Plans
Period	Shares Purchased (1)	per Share	or Programs	or Programs
July 1 — 31, 2008	9,264	$16.19	—	—
August 1 — 31, 2008	13,032	$16.56	—	—
September 1 — 30, 2008	—	—	—	—
Total	22,296	$16.42	—	—

(1)	The shares set forth above represent shares of our common stock paid to us in connection with the repayment of certain notes receivable due from shareholders. See Note 8 of the unaudited Notes to our Condensed Consolidated Financial Statements herein.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Number	Description of Exhibit

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEDASSETS, INC.

November 14, 2008	By: Name:	/s/ John A. Bardis John A. Bardis
	Title:	Chief Executive Officer
(Principal Executive Officer)

November 14, 2008	By:	/s/ L. Neil Hunn

	Name:	L. Neil Hunn
	Title:	Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Number	Description of Exhibit

31.1	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer