Form 10-K
period 2008-12-31
MEDASSETS INC
filed 2009-03-12
CIK 1254419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2008

Commission File No. 001-33881

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $498,764,093 based on the closing sale price of the Common Shares on the Nasdaq Global Select Market on that date. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

The number of shares of Common Stock outstanding at March 5, 2009 was 54,227,543.

Documents incorporated by reference

Portions of the Registrant’s Proxy Statement (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of December 31, 2008), for the annual meeting of shareholders, are incorporated by reference in Part III.

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

A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described under the heading “Risk Factors” in Part I, Item 1A. herein and elsewhere in this Annual Report on Form 10-K.

ITEM 1.  BUSINESS.

Overview

The Company, headquartered in Alpharetta, Georgia, was incorporated in 1999. MedAssets provides technology-enabled products and services which together help mitigate the increasing financial pressures faced by hospitals and health systems, such as the increasing complexity of healthcare reimbursement, rising levels of bad debt and uncompensated care and significant increases in supply utilization and operating costs. Our solutions are designed to improve operating margin and cash flow for hospitals and health systems. We believe implementation of our full suite of solutions has the potential to improve customer operating margins by 1.5% to 5.0% of revenues through increasing revenue capture and decreasing supply costs. The sustainable financial improvements provided by our solutions occur in the near-term and can be quantified and confirmed by our customers. Our solutions integrate with our customers’ existing operations and enterprise software systems and require minimal upfront costs or capital expenditures.

According to the American Hospital Association, average community hospital operating margins were 4.0% in 2006, and approximately 24% of community hospitals had negative total margins. We believe that hospital and health system operating margins will remain under long-term and continual financial pressure due to shortfalls in available government reimbursement, managed care pricing leverage, and continued escalation of supply utilization and operating costs.

Our technology-enabled solutions are delivered primarily through company-hosted software, or software as a service (“SaaS”), supported by enterprise-wide sales, account management, implementation services and consulting. We employ an integrated, customer-centric approach to delivering our solutions which, when combined with the ability to deliver measurable financial improvement, has resulted in high retention of our large health system customers, and, in turn, a predictable base of stable, recurring revenue. Our ability to expand the breadth and value of our solutions over time has allowed us to develop strong relationships with our customers’ senior management teams.

Our success in improving our customers’ ability to increase revenue and manage supply expense has driven substantial growth in our customer base and has allowed us to expand sales of our products and services to existing customers. These factors have contributed to our compounded annual net revenue growth rate of approximately 38.2% over our last five fiscal years. Our customer base currently includes over 125 health systems and, including those that are part of our health system customers, more than 3,300 acute care hospitals and approximately 30,000 ancillary or non-acute provider locations. Our Revenue Cycle Management segment currently has approximately 2,000 hospital customers, which makes us one of the largest providers of revenue cycle management solutions to hospitals. Our Spend Management segment manages approximately $19 billion of annual supply spend by healthcare providers, has more than 1,700 hospital customers and includes the third largest group purchasing organization, or GPO, in the United States.

We deliver our solutions through two business segments, Revenue Cycle Management (“RCM”) and Spend Management (“SM”):

•	Revenue Cycle Management. Our RCM segment provides a comprehensive suite of software and services spanning the hospital revenue cycle workflow — from patient access and financial responsibility, charge capture and integrity, pricing analysis, claims processing and denials management, payor contract management, revenue recovery and accounts receivable services. Our workflow solutions, together with our data management, decision support, performance analytics, and compliance and audit tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance. Based on our analysis of certain customers that have implemented a portion of our products and services, we estimate that implementation of our full suite of revenue cycle management solutions has the potential to increase a typical health system’s net patient revenue by 1.0% to 3.0%.

•	Spend Management. Our SM segment provides a comprehensive suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization’s portfolio of contracts, consulting services and business analytics and intelligence tools. Based on our analysis of certain customers that have implemented a portion of our products and services, we estimate that implementation of our full suite of spend solutions has the potential to decrease a typical health system’s supply expenses by 3% to 10%, which equates to an increase in operating margin of 0.5% to 2.0% of revenue.

We believe that we are uniquely positioned to identify, analyze, implement and maintain customer-specific solutions for hospitals and health systems as they continue to face the financial pressures that are endemic and long-term to the healthcare industry and particularly acute in today’s economic climate. We have leveraged the scale and scope of our revenue cycle management and spend management businesses to develop a strong understanding and unique base of content regarding the industry in which hospitals and health systems operate. The solutions that we develop with the benefit of this insight are designed to strengthen the discrete financial and operational weaknesses across revenue cycle management and spend management operations.

Industry

According to the U.S. Centers for Medicare & Medicaid Services, or CMS, spending on healthcare in the United States was estimated to be $2.2 trillion in 2007, or 16.2% of United States Gross Domestic Product, or GDP. Healthcare spending is projected to grow at a rate of approximately 6.7% per annum, and reach over $4.3 trillion by 2017, or 19.5% of GDP. In 2007, spending on hospital care was estimated to be $697 billion, representing the single largest component. The U.S. healthcare market has approximately 5,700 acute care hospitals, of which approximately 2,700 are part of health systems. A health system is a healthcare provider with a range of facilities and services designed to deliver care more efficiently and to compete more effectively to increase market share. In addition to the acute care hospital market, our solutions can also improve operating margin and cash flow for non-acute care providers. The non-acute care market consists of over 500,000 healthcare facilities and providers, including outpatient medical centers and surgery centers, medical and diagnostic laboratories, imaging and diagnostic centers, home healthcare service providers, long term care providers, and physician practices.

We believe that strains on government agencies’ ability to pay for healthcare will have the effect of limiting available reimbursement for hospitals. Reimbursement by federal programs often does not cover a hospital’s cost of providing care. In 2007, community hospitals had a shortfall of nearly $32 billion relative to the cost of providing care to Medicare and Medicaid beneficiaries, up from $3.8 billion in 2000, according to the American Hospital Association. The growing Medicare eligible population, combined with a declining number of workers per Medicare beneficiary, is expected to result in significant Medicare budgetary pressures leading to increasing reimbursement shortfalls for hospitals relative to the cost of providing care.

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

Hospitals in particular continue to deal with intense financial pressures that are creating even greater cash flow challenges and bad debt risk. We believe the disruptions in the financial market may result in increased costs of capital and decreased liquidity for hospitals. The macroeconomic environment is also forcing higher unemployment rates and adding to the rolls of the uninsured, which could lead to lower levels of reimbursement and a greater percentage of uncompensated care. In addition, accelerated supply cost increases forced by rising raw material costs in food production and the manufacture of medical products may result in hospital net revenues increasing at a slower rate than supply cost growth.

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

In addition to requiring intricate operational processes to compile appropriate charges, hospitals must also submit these invoices in a manner that adheres to numerous payor claim formats and properly reflects individually contracted payor rate agreements. For example, some hospitals rely on accurate billing of and payment from 50 or more payors, exclusive of private individuals, in order to be compensated for the patient care they provide. Upon receipt of the invoice from a hospital, a payor proceeds to verify the accuracy and completeness of, or adjudicate the invoice to determine the appropriateness and amount of the payment to the hospital. If a payor denies payment for any or all of the amount of the invoice, the hospital is then responsible for determining the reason for the denial, amending the invoice and resubmitting the claim to the payor.

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

Market Opportunity

We believe that the endemic, persistent and growing industry pressures provide us substantial opportunities to assist hospitals and health systems to increase net revenue and reduce supply expense. We estimate the total addressable market for our revenue cycle management and spend management solutions to be $6.9 billion.

Reimbursement Complexities and Pressures

Hospitals and health systems are faced with complex and changing reimbursement rules across the government agency and managed care payor categories, as well as the challenge of collecting an increasing percentage of revenue directly from individual patients.

•	Government agency reimbursement. In 2007, the U.S. government increased the number of billable codes for medical procedures in an effort to increase the accuracy of Medicare reimbursement, mandating the implementation of 745 new medical severity-based, diagnosis-related groups, or MS-DRGs, to replace the 538 current DRGs. In addition, U.S. healthcare providers will be required to move from the ICD-9 (International Statistical Classification of Diseases and Related Health Problems) system to ICD-10, a much more complex scheme of classifying diseases, in order to comply with World Health Organization standards by as early as 2013. These recent and future coding changes require hospitals to change their systems and processes to implement these new codes in order to submit compliant Medicare invoices required for payment, thereby straining existing information technology.

The Centers for Medicare and Medicaid Services (“CMS”) has multiple initiatives to prevent improper payments before a claim is paid, and to identify and recoup improper payments after a claim has been paid. With the passage of the Deficit Reduction Act of 2005, the Department of Health and Human Services established a Medicaid Integrity Program to provide CMS with the resources necessary to combat fraud, waste and abuse in Medicaid. For example, in 2006, CMS entered into contracts with Medicaid Integrity Contractors to review healthcare provider actions, audit provider claims, as well as identify and work to recoup overpayments made by Medicaid to these providers. One of the newest CMS programs challenging hospitals is RAC Audits, which are the Medicare Recovery Audit Contractor programs that identify Medicare overpayments to hospitals. The RAC programs began in California, Florida and New York in 2005, expanded to Arizona, Massachusetts and South Carolina in July 2007, and are expected to commence nationwide before the end of 2010.

•	Managed care reimbursement. Employers typically provide medical benefits to their employees through managed care plans that can offer a variety of traditional indemnity, preferred provider organization, or PPO, health maintenance organization, or HMO, point-of-service, or POS, and consumer-directed health plans. Each of these plans has individual network designs and pre-authorization requirements, as well as co-payment and deductible profiles that change frequently. These varying profiles are difficult to monitor and frequently result in the submission of invoices that do not comply with applicable payor requirements.

•	Individual payors. According to CMS, consumer out-of-pocket payments for health expenditures increased to $269 billion in 2007 from $200 billion in 2001. Furthermore, many employer-sponsored plans have benefit designs that require large out-of-pocket expenses for individual employees. Traditionally, hospitals and health systems have developed billing and collection processes to interact with government agency and managed care payors on a high-volume, scheduled basis. The advent of consumer-directed healthcare, or high-deductible health insurance plans, requires hospitals and health systems to invoice patients on an individual basis. Many hospitals and health systems do not have the operational or technological infrastructure required to successfully manage a high volume of invoices to individual payors.

Supply Cost Complexities and Pressures

Hospitals and health systems face increasing supply costs due to upward pressure on pricing caused by technological innovation and complexities inherent in procuring the vast number and quantity of supplies and medical devices required for the delivery of care.

•	Pricing pressure due to technological innovation. Historically, advances in specific therapies and technologies have resulted in higher priced supplies for hospitals, which have significantly decreased the profitability associated with a number of the medical procedures that hospitals perform. For implantable medical devices in particular, hospitals often have a limited ability to mitigate high unit costs because practicing physicians, who are usually not employed by the hospital, often prefer to choose the specific devices that will be used in the delivery of care. Furthermore, device vendors frequently market directly to the physicians, which reinforce physician preference for specific devices. Although hospitals are required to procure and pay for these devices, their ability to manage the costs is limited because the hospitals cannot influence the purchasing decision in the same way they are able to with other medical supplies.

•	Supply chain complexities. Despite the use of GPOs to obtain discounts on supplies, hospitals and health systems often do not optimally manage their supply costs due to decentralized purchasing decisions and varying clinical preferences. In addition, hospital supply procurement is highly complex given the vast number of supplies purchased subject to frequently changing contract terms. As a result, supplies are often purchased without a manufacturer contract, or off-contract, which results in higher prices. Furthermore, hospitals often fail to aggregate purchases of commodity-type supplies to take advantage of discounts based on purchase volume, or to recognize when they have qualified for these discounts.

•	Hospitals focus on clinical care. As organizations, hospitals have historically devoted the majority of their financial and operational resources to investing in people, technologies and infrastructure that improve the level and quantities of clinical care that they can provide. In part, this focus has been driven by hospitals’ historical ability to capture higher reimbursement for innovative, more sophisticated medical procedures and therapeutic specialties. Since hospitals’ overall financial and operational resources are limited, investments in higher quality clinical care have often come at the expense of investment in other infrastructure systems, including revenue capture, billing, and material management. As a result, existing hospital operations and financial and information systems are often ill-suited to manage the increasing complexity and ongoing change that are inherent to the current reimbursement environment and supply procurement process.

MedAssets’ Solutions

Our technology-enabled products and services enable hospitals and health systems to reverse the trend of supply expense increasing at a greater rate than revenue. Our revenue cycle management products and services increase revenue capture for hospitals and health systems by analyzing complex information sets, such as chargemasters and payor rules, to facilitate compliance with regulatory and payor requirements and the accurate and timely submission and tracking of invoices or claims. Our spend management products and services reduce supply expense through data management and spending analysis, such as master item files and hospital purchasing data, enabling us to assist hospitals in negotiating discounts on specific high-cost physician preference items and pharmaceuticals and allow our customers to optimize purchasing to further leverage the benefits of the vendor discounts negotiated by our group purchasing organization.

Our Competitive Strengths

Key elements of our competitive strengths include:

•	Comprehensive and flexible suite of solutions. Our proprietary applications are primarily delivered through SaaS-based software and are designed to integrate with our customers’ existing systems and work processes, rather than replacing enterprise software systems in their entirety. As a result, our solutions are scalable and generally require minimal or no upfront investment by our customers. In addition, our products have been recognized as industry leaders, with our claims management and payor contract management software tools ranked #1 for the third consecutive year by KLAS Enterprises LLC, an independent organization that measures and reports on healthcare technology vendor performance.

•	Superior proprietary data. Our solutions are supported by proprietary databases compiled by leveraging the breadth of our customer base and product and service offerings over a period of years. We believe our databases are the industry’s most comprehensive, including our proprietary master item file containing approximately two million different product types and models, our chargemaster containing over 160,000 distinct charges, and our databases of governmental and other third-party payor rules and comprehensive pricing data. In addition, we integrate a hospital’s revenue cycle and spend management data sets to ensure that all chargeable supplies are accurately represented in the hospital’s chargemaster, resulting in increased revenue capture and enhanced regulatory compliance. This content also enables us to provide our customers with spend management decision support and analytical services, including the ability to effectively manage and control their contract portfolios and monitor pricing, tiers and market share. The breadth of our customer base and product and service offerings allows us to continually update our proprietary databases, ensuring that our data remains current and comprehensive.

•	Large and experienced sales force. We employ a highly-trained and focused sales team of approximately 130 people. Our sales force provides national coverage for establishing and managing customer relationships and maintains close relationships with senior management of hospitals and health systems, as well as other operationally-focused executives involved in areas of revenue cycle management and spend management. The size of our sales team allows us to have personnel that focus on enterprise sales, which we define as selling a comprehensive solution to healthcare providers, and on technical sales, which we define as sales of individual products and services. We utilize a highly-consultative sales process during which we gather extensive customer financial and operating data that we use to demonstrate that our solutions can yield significant near-term financial improvement. Our sales team’s compensation is highly variable and designed to drive profitable growth in sales to both current customers and new prospects, and to support customer satisfaction and retention efforts.

•	Long-term and expanding customer relationships. We collaborate with our customers throughout the duration of our relationship to ensure anticipated financial improvement is realized and to identify additional solutions that can yield incremental financial improvement. Our ability to provide measurable financial improvement and expand the value of our solutions over time has allowed us to develop strong relationships with our customers’ senior management teams. Our collaborative approach and ability to deliver measurable financial improvement has resulted in high retention of our large health system customers and, in turn, a predictable base of stable, recurring revenue.

•	Leading market position. We believe we hold a top three market share position in the two segments in which we operate. This relative market share advantage enables us to invest, at a greater level, in areas of our business to enhance our competitiveness through product innovation and development, sales and customer support, as well as employee training and development.

•	Proven management team and dynamic culture. Our senior management team has an average of 19 years experience in the healthcare industry, an average of seven years of service with us and a proven track record of delivering measurable financial improvement for healthcare providers. We believe that our current management team has the expertise and experience to continue to grow our business by executing our strategy without significant additional headcount in senior management positions. Our management team has established a customer-driven culture that encourages employees at all levels to focus on identifying and addressing the evolving needs of healthcare providers and has facilitated the integration of acquired companies.

•	Successful history of growing our business and integrating acquired businesses. Since inception, we have successfully acquired and integrated multiple companies across the healthcare revenue cycle and spend management sectors. For example, in 2003, we extended our spend management solutions by acquiring Aspen Healthcare Metrics, a performance improvement consulting firm, and created a platform for our revenue cycle management solutions by acquiring OSI Systems, Inc. (part of our Revenue Cycle Management segment). We have enhanced the breadth of our solutions by acquiring XactiMed, Inc. (or “XactiMed”) and MD-X Solutions Inc. (or “MD-X”) in 2007, and Accuro Healthcare Solutions, Inc. (or “Accuro”) in 2008, with products and services that are complementary to our own, and supporting these acquired products and services with our enterprise-wide sales, account management, consulting and implementation services, which has contributed to increases in our revenue.

Our Strategy

Our mission is to partner with hospitals and health systems to enhance their financial strength through improved operating margins and cash flows. Key elements of our strategy include:

•	Continually improving and expanding our suite of solutions. We intend to continue to leverage our research and development team, proprietary databases and industry knowledge to further integrate our products and services and develop new financial improvement solutions for hospitals and healthcare providers. In addition to our internal research and development, we also intend to expand our portfolio of solutions through strategic partnerships and acquisitions that will allow us to offer incremental financial improvement to healthcare providers. Research and development of new products and successful execution and integration of future acquisitions are integral to our overall strategy as we continue to expand our portfolio of products.

•	Further penetrating our existing customer base. We intend to leverage our long-standing customer relationships and large and experienced sales team to increase the penetration rate for our comprehensive suite of solutions with our existing hospital and health system customers. We estimate the addressable market for existing customers to be a $4.1 billion revenue opportunity for our existing products and services. Within our large and diverse customer base, many of our hospital and health system customers utilize solutions from only one of our segments. The vast majority of our customers use less than the full suite of our solutions.

•	Attracting new customers. We intend to utilize our large and experienced sales team to aggressively seek new customers. We estimate that the addressable market for new customers for our revenue cycle management and spend management solutions represents a $2.8 billion revenue opportunity for our existing products and services. We believe that our comprehensive and flexible suite of solutions and ability to demonstrate financial improvement opportunities through our highly-consultative sales process will continue to allow us to successfully differentiate our solutions from those of our competitors.

•	Leveraging operating efficiencies and economies of scale and scope. The design, scalability and scope of our solutions enable us to efficiently deploy a customer-specific solution for our customers principally through web-based SaaS technologies. As we add new solutions to our portfolio and new customers, we expect to leverage our currently installed capabilities to reduce the average cost of providing our solutions to our customers.

•	Maintaining an internal environment that fosters a strong and dynamic culture. Our management team strives to maintain an organization with individuals who possess a strong work ethic and high integrity, and who are recognized by their dependability and commitment to excellence. We believe that this results in attracting employees who are driven to achieve our long-term mission of being the recognized leader in the markets in which we compete. We believe that dynamic, customer-centric thinking will be a catalyst for our continued growth and success.

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

Revenue Cycle Technology and Services

Hospitals face unique content, data management, business process and claims processing challenges and can utilize our solutions to address these issues in the following stages of the revenue cycle workflow:

•	Patient access and financial responsibility. The initial point of patient contact and data collection during the admissions process is critical for efficient and effective claim adjudication. Our patient bill estimation, patient access workflow manager and process improvement tools and services promote accurate information and data capture, facilitate communication across revenue cycle operations and assist the hospital in the identification and collection of the patient’s ability to pay.

•	Charge capture and revenue integrity. Many hospitals need to have processes that ensure implementation of their pricing strategy and compliance with third-party and government payor rules. Our charge capture solutions help establish and sustain revenue integrity by identifying missed charges, improving clinical documentation and providing tools for case management. Our chargemaster tools and workflow solutions help hospitals accurately capture services rendered and present those services for billing with appropriate and compliant coding consistent with the hospital’s pricing strategy and payor rules.

•	Strategic pricing. We maintain a proprietary charge benchmark database that we estimate covers services resulting in over 95% of a hospital’s departmental gross revenues. Through our tools, hospitals are able to establish defensible pricing based on comparative charging benchmarks as well as hospital-specific costs to increase revenue while providing transparency to pricing strategies.

•	Case management, coding and documentation. Many hospitals need to have tools and processes to ensure accurate documentation and coding that adheres to complex and changing regulatory and payor requirements. For example, reimbursement mechanisms deployed by payors that shift length of stay cost risk to providers necessitate tools and processes to manage ongoing payor authorization and concurrent denials management while the patient is being treated. Our solutions help hospitals improve workflow and management of covered days and length of stay to prevent denied days and reduced reimbursement in order to negotiate the complexities of documentation and coding and streamline the payor authorization communication channel.

•	Claims processing. Following aggregation of all necessary claim data by a hospital’s patient accounting system, a hospital must deliver claims to payors electronically. Our claims processing tools enhance the process with comprehensive edits and workflow technology to correct non-compliant invoices prior to submission. The efficiency that this tool provides expedites processing and, by extension, receipt of cash while reducing the resources required to adjudicate claims.

•	Denials management. The collection of reimbursable dollars requires successful payor management and communication, and a proactive approach to managing payor full or partial denial of claims. Our denial management solutions identify and account for all payor denials and target problem areas that affect the bottom line to assure collection of most receivables due from payor. We have coupled this workflow with reporting that provides transparency into the reimbursable dollars management process.

•	Revenue recovery and accounts receivable management. Our solutions help to ensure appropriate payment is received for the services provided. We help manage accounts receivable (A/R) performance to accelerate payments and to increase net revenues. Our revenue recovery services collect additional cash by detecting inappropriate discounting and inaccurate payments by payors, including silent PPOs, recovering revenue from denied claims and providing Medicare RAC audit review and appeal services.

•	Revenue cycle and supply chain integration. Our CrossWalk solution, utilizing our proprietary master item file containing approximately four million different product types and models and our proprietary chargemaster containing over 160,000 distinct charges, integrates a hospital’s supply chain and revenue cycle to provide side-by-side visibility into supply charge and cost data and the corresponding charges in the hospital’s chargemaster to ensure that all chargeable supplies are accurately represented in the chargemaster.

Decision Support and Performance Analytics

Our decision support software provides customers with an integrated suite of business intelligence tools designed to facilitate hospital decision-making by integrating clinical, financial and operational information into a common data set for accuracy and ease of use across the organization. Version 4 of our decision support software was released in October 2008. Key components include:

•	Budgeting. A paperless workflow management tool that streamlines the set-up of multiple forecasts and spread methods, deploys the budget to multiple end-users and monitors the completion of the budget.

•	Cost accounting. An application that guides the process of developing cost standards, calculating case costs, and allocating overhead; includes microcosting, open charge codes, relative value unit measurements, and markup.

•	Contract management. A comprehensive tool that supports all aspects of the contracting process, including contract planning, negotiation, expected payment calculation, compliance and monitoring.

•	Clinical analytics. A tool for integrating clinical data with financial and administrative data to help assess the quality and cost of services, including the evaluation of product lines, physician treatment protocols and quality outcomes.

•	Key indicators. A dashboard application that provides access to client-defined business intelligence data to identify emerging trends and monitor key financial indicators on stated business objectives, including profitability per referring physician and per procedure.

•	Department performance reporting. A dashboard reporting tool that provides performance, volume, revenue, expense, and staffing graphs, and customized reports that inform and drive performance improvement.

Spend Management Segment

Our Spend Management segment helps our customers manage their non-labor expense categories through a combination of group purchasing, performance improvement consulting, including implantable physician preference items, or PPI, cost and utilization management and service line consulting, and business intelligence tools.

Group Purchasing

The cornerstone of our spend management solutions is our group purchasing organization, which utilizes a national contract portfolio consisting of over 1,500 contracts with approximately 1,200 manufacturers, distributors and other vendors, a custom and local contracting function and aggregated group buys, to efficiently connect manufacturers, distributors and other vendors with our healthcare provider customers. We use the aggregate purchasing power of our healthcare provider customers to negotiate pricing discounts and improved contract terms with vendors. Contracted vendors pay us administrative fees based on the purchase price of goods and services sold to our healthcare provider customers purchasing under the contracts we have negotiated.

•	Flexible contracting. Our national portfolio of contracts provides access to a wide range of products and services that we offer through the following programs: medical/surgical supplies; pharmaceuticals; laboratory supplies; capital equipment; information technology; food and nutritional products; and purchased non-labor services. Our national portfolio of contracts is designed to provide our healthcare provider customers with a flexible solution, including pricing tiers based on purchase volume and multiple sources for many products and services. We have adopted this strategy because of the diverse nature of our healthcare provider customers and the significant number of factors, including overall size, service mix, for-profit versus not-for-profit status, and the degree of integration between hospitals in a health system, that influence and dictate their needs. Utilizing the market information we obtain through providing our spend management solutions, we constantly evaluate the depth, breadth and competitiveness of our contract portfolio.

•	Custom and local contracting. Our national portfolio of contracts is customer-driven and designed for maximum flexibility; however, contracts designed to meet the needs of numerous healthcare providers will not always deliver savings for individual healthcare providers. To address this challenge, we have developed a custom contracting capability that enables us to negotiate custom contracts on behalf of our group purchasing organization customers.

•	Aggregated purchasing for capital equipment. We have also developed a program for aggregating customer purchases for capital intensive medical equipment. After our in-house market research team identifies customer needs within defined capital product categories, such as diagnostic imaging and cardiac cath lab, we manage a competitive bidding process for the combined volume of customer purchasers to identify the vendors that provide the greatest level of value, as defined by both clinical effectiveness and cost of ownership across the equipment lifecycle.

Performance Improvement Consulting

Our management consulting services use a combination of data and performance analysis, demonstrated best practices and experienced consultants to reduce clinical costs and increase operational efficiency. Our focus is on delivering significant and sustainable financial and operational improvement in the following areas:

•	PPI Cost and Utilization Management. Implantable medical device (“PPI”) costs represent approximately 40% of total supply expense of a typical hospital. PPI includes expensive medical devices and implantables (e.g., stents, catheters, heart valves, pacemakers, leads, total joint implants, spine implants and bone products) in the areas of cardiology, orthopedics, neurology, and other highly advanced and innovative service lines, as well as branded pharmaceuticals. We assist healthcare providers with PPI cost reduction by providing data and utilization analyses and pricing targets, and by facilitating the implementation and request for proposal processes for PPI in the following areas: cardiac rhythm management, cardiovascular surgery, orthopedic surgery, spine surgery and interventional procedures.

•	Service Line Improvement. We assist providers in evaluating their service lines and identifying areas for clinical resource improvement through a rigorous process that includes advanced data analysis of utilization, profitability and other operational metrics. Specific areas of our service line expertise include cardiac and vascular surgery, invasive cardiology and rhythm management, medical cardiology, orthopedic surgery, spine and neurology, and general surgery.

Data Management and Business Intelligence

Our data management and business intelligence tools are an integral part of our spend management solutions. These tools provide transparency into expenses, identify performance deficiencies and areas for operational improvement, and allow for monitoring and measuring results. Key components include:

•	Strategic information. We provide our customers with spend management decision support and analytical services to enable them to effectively manage pricing and pricing tiers, monitor market share and identify cost-saving alternatives.

•	Customer master item file services. We believe our proprietary supply item database is one of the industry’s most comprehensive. We provide master item file services utilizing our proprietary master item file containing approximately two million items, which allows us to identify and standardize customer supply data at an exceptionally high rate for timely and accurate spend management reporting.

•	Electronic contract portfolio catalog. We establish and maintain a web-based contract warehouse that provides visibility, management and control of our customer’s entire contract portfolio.

Other Information About the Business

Customers

As of December 31, 2008, our customer base included over 125 health systems and, including those that are part of our health system customers, more than 3,300 acute care hospitals and approximately 30,000 ancillary or non-acute provider locations. Our group purchasing organization has contracts with more than 1,200 manufacturers, distributors and other vendors that pay us administrative fees based on purchase volume by our healthcare provider customers. The diversity of our large customer base ensures that our success is not tied to a single healthcare provider or GPO vendor. No single customer or GPO vendor accounts for more than four percent of our total net revenue for any period included in this annual report on Form 10-K. Additionally, our customers are located primarily throughout the United States.

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

Our revenue cycle management solutions compete with products and services provided by large, well-financed and technologically-sophisticated entities, including: information technology providers such as Eclipsys Corporation, McKesson Corporation, Medical Information Technology, and Siemens Corporation, Inc.; consulting firms such as Accenture Ltd., Deloitte & Touche LLP, Ernst & Young LLP, Huron Consulting, Inc., Navigant Consulting, Inc. and The Advisory Board Company; and providers of niche products and services such as CareMedic Systems, Inc., Emdeon Business Services LLC, Passport Health Communications, Inc. and The SSI Group, Inc. We also compete with hundreds of smaller niche companies.

Within our Spend Management segment, in addition to a number of the consulting firms listed above, our primary competitors are GPOs. There are more than 600 GPOs in the United States, of which approximately 30 negotiate sizeable contracts for their customers, while the remaining GPOs negotiate minor agreements with regional vendors for services. Six GPOs, including us, account for approximately 85 percent of the market. We primarily compete with Amerinet, Broadlane, HealthTrust LLC, Novation LLC and Premier, Inc.

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

We believe that our ability to deliver measurable financial improvement and the breadth of our full suite of solutions give us a competitive advantage in the marketplace.

Employees

As of December 31, 2008, we had approximately 1,700 full time employees.

Government Regulation

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us or our customers to incur additional costs and could restrict our or our customer’s operations. Many healthcare laws are complex, and their application to us, our customers or the specific services and relationships we have with our customers are not always clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the comprehensive products and revenue cycle management and spend management solutions that we provide, and these laws and regulations may be applied to our products and services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. See the “Risk Factors” section herein for more information regarding the impact of government regulation on our Company.

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

As of December 31, 2008, we had three U.S. patent applications pending with respect to the technology and workflow processes underlying our core service offerings. On January 2, 2009, we made a determination to abandon one of these applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims with respect to this technology. The exact effect of the protection of these patents, if issued, cannot be predicted with certainty.

We have registered, or have pending applications for the registration of, certain of our trademarks. We actively manage our trademark portfolio, maintain long standing trademarks that are in use, and file applications for trademark registrations for new brands in all relevant jurisdictions.

Research and Development

Our research and development, or R&D, expenditures primarily consist of our investment in internally developed software. We incurred $27.5 million, $14.6 million and $12.9 million for R&D activities in 2008, 2007 and 2006, respectively, and we capitalized 40.4%, 46.7% and 44.8% of these expenses, respectively. As of December 31, 2008, our software development, product management and quality assurance activities involved approximately 380 employees. We expect to incur significant research and development costs in the future due to our continuing investment in internally developed software as we intend to release new features and functionality, expand our content offerings, upgrade and extend our service offerings, and develop new technologies.

Information Availability

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are available free of charge on our website (www.medassets.com under the “Investor Relations” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or the

“Commission”). The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise.

ITEM 1A.	RISK FACTORS.

Although it is not possible to predict or identify all risks and uncertainties that could cause actual results to differ materially from those anticipated, projected or implied in any forward-looking statement, you should carefully consider the risk factors discussed below which constitute material risks and uncertainties known to us that we believe could affect our future growth, results of operations, performance and business prospects and opportunities. You should not consider this list to be a complete statement of all the potential risks and uncertainties regarding our business and the trading price of our securities. Additional risks not presently known to us, or which we currently consider immaterial, may adversely impact our business and the trading price of our securities.

Risks Related to Our Business

We face intense competition, which could limit our ability to maintain or expand market share within our industry, and if we do not maintain or expand our market share, our business and operating results will be harmed.

The market for our products and services is fragmented, intensely competitive and characterized by the frequent introduction of new products and services and by rapidly evolving industry standards, technology and customer needs. Our revenue cycle management products and services compete with products and services provided by well-financed and technologically sophisticated entities, including: information technology providers such as Eclipsys Corporation, McKesson Corporation, Medical Information Technology, and Siemens Corporation, Inc.; consulting firms such as Accenture Ltd., Deloitte & Touche LLP, Ernst & Young LLP, Huron Consulting, Inc., Navigant Consulting, Inc. and The Advisory Board Company; and providers of niche products and services such as CareMedic Systems, Inc., Emdeon Business Services LLC, Passport Health Communications, Inc. and The SSI Group, Inc. The primary competitors to our spend management products and services are other large GPOs, such as Amerinet, Broadlane, HealthTrust LLC, Novation LLC and Premier, Inc., as well as a number of the consulting firms named above. In addition, some large health systems may choose to contract directly with vendors for some of their larger categories of supply expenses.

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

We cannot be certain that we will be able to retain our current customers or expand our customer base in this competitive environment. If we do not retain current customers or expand our customer base, our business and results of operations will be harmed. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business. Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power and current economic conditions may force additional consolidation. As the healthcare industry consolidates, competition to provide services to industry participants will become more intense and the importance of existing relationships with industry participants will become greater.

We may face pricing pressures that could limit our ability to maintain or increase prices for our products and services.

We may be subject to pricing pressures with respect to our future sales arising from various sources, including, without limitation, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action affecting reimbursement and certain of our customers who may be experiencing significant financial stress resulting from the current economic climate. If our competitors are able to offer products and services that result, or that are perceived to result, in customer financial improvement that is substantially similar to or better than the financial improvement generated by our products and services, we may be forced to compete on the basis of additional attributes, such as price, to remain competitive. In addition, as healthcare providers consolidate to create integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. Our customers and the other entities with which we have a business relationship are affected by changes in regulations and limitations in governmental spending for Medicare and Medicaid programs. Government actions could limit government spending for the Medicare and Medicaid programs, limit payments to healthcare providers, and increase emphasis on competition and other programs that could have an adverse effect on our customers and the other entities with which we have a business relationship. The negative impact of the current economic climate on our current and potential customers may exacerbate pricing pressure.

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

Our success depends on providing products and services that healthcare providers use to improve financial performance. Our competitors are constantly developing products and services that may become more efficient or appealing to our customers. In addition, certain of our existing products may become obsolete in light of rapidly evolving industry standards, technology and customer needs, including changing regulations and provider reimbursement policies. As a result, we must continue to invest significant resources in research and development in order to enhance our existing products and services and introduce new high-quality products and services that customers and potential customers will want. Many of our customer relationships are nonexclusive or terminable on short notice, or otherwise terminable after a specified term. If our new or modified product and service innovations are not responsive to user preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing customers and be unable to obtain new customers and our results of operations may suffer.

We may experience significant delays in generating, or an inability to generate, revenues if potential customers take a long time to evaluate our products and services.

A key element of our strategy is to market our products and services directly to large healthcare providers, such as health systems and acute care hospitals, to increase the number of our products and services utilized by existing health system and acute care hospital customers. The evaluation process is often lengthy and involves significant technical evaluation and commitment of personnel by these organizations. The use of our products and services may also be delayed due to an inability or reluctance to change or modify existing procedures, in light of the current economic climate or otherwise. If we are unable to sell additional products and services to existing health system and hospital customers, or enter into and maintain favorable relationships with other large healthcare providers, our revenue could grow at a slower rate or even decrease.

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

Our business strategy includes entering into strategic alliances and affiliations with leading healthcare service providers and other GPOs. We work closely with our strategic partners to either expand our penetration in certain areas or classes of trade, or expand our market capabilities. We may not achieve our objectives through these alliances. Many of these companies have multiple relationships and they may not regard us as significant to their business. These companies may pursue relationships with our competitors or develop or acquire products and services that compete with our products and services. In addition, in many cases, these companies may terminate their relationships with us with little or no notice. If existing alliances are terminated or we are unable to enter into alliances with leading healthcare service providers or other GPOs, we may be unable to maintain or increase our market presence.

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

As of December 31, 2008, we had three U.S. patent applications pending. On January 2, 2009, we made a determination to abandon one of these applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to modify the scope of our claims. We may not receive competitive advantages from any rights granted under our pending patents and other intellectual property. Any patents granted to us may be contested, and held invalid or unenforceable as a result of legal challenges by third parties. We may not be successful in prosecuting third-party infringers or in preventing design-arounds of these patents. Therefore, the precise extent of the protection afforded by these patents cannot be predicted with certainty.

If we are alleged to have infringed on the rights of others, we could incur unanticipated costs and be prevented from providing our products and services.

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

Our sources of data might restrict our use of or refuse to license data, which could adversely impact our ability to provide certain products or services.

A portion of the data that we use is either purchased or licensed from third parties or is obtained from our customers for specific customer engagements. We also obtain a portion of the data that we use from public records. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, in the future, data providers could withdraw their data from us if there is a competitive reason to do so; if legislation is passed restricting the use of the data; or if judicial interpretations are issued restricting use of the data that we currently use in our products and services. If a substantial number of data providers were to withdraw their data, our ability to provide products and services to our clients could be materially adversely impacted.

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

If an author or other party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal costs defending ourselves against such allegations. If our defenses were not successful, we could be subject to significant damages; be enjoined from the distribution of our products that contained the open source software; and be required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products. In addition, if we combine our proprietary software with open source software in a certain manner, under some open source licenses we could be required to release the source code of our proprietary software, which could substantially help our competitors develop products that are similar to or better than ours.

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

We may have difficulty integrating recently acquired assets and businesses.

We have made several acquisitions in our Revenue Cycle Management segment with the expectation that these acquisitions will significantly expand the product and service offerings, customer base and market presence of our Revenue Cycle Management segment. Achieving the benefits of these acquisitions will depend upon the successful integration of the acquired businesses into our existing operations.

The integration risks associated with these acquisitions include, but are not limited to:

•	the diversion of our management’s attention, as integrating the operations and assets of the acquired businesses will require a substantial amount of our management’s time;

•	difficulties associated with assimilating the operations of the acquired businesses, including differing technology, business systems and corporate cultures;

•	increased demand from customers for pricing concessions based on the broader product offering;

•	the ability to achieve operating and financial synergies anticipated to result from the acquisitions;

•	the costs of integration may exceed our expectations; and

•	failure to retain key personnel and customers.

We cannot assure you that we will be successful in integrating these acquisitions into our existing operations. The failure to successfully integrate these acquisitions could have a material adverse effect on our business, financial condition, or results of operations, particularly on our Revenue Cycle Management segment.

We intend to continue to pursue acquisition opportunities, which may subject us to considerable business and financial risk.

We have grown through, and anticipate that we will continue to grow through, acquisitions of competitive and complementary businesses. We evaluate potential acquisitions on an ongoing basis and regularly pursue acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to us. In addition, we may compete for certain acquisition targets with companies having greater financial resources than we do. We anticipate that we may finance acquisitions through cash provided by operating activities, borrowings under our existing credit facility and other indebtedness. Borrowings necessary to finance acquisitions may not be available on terms acceptable to us, or at all. Future acquisitions may also result in potentially dilutive issuances of equity securities. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:

•	diverting management’s attention;

•	incurring additional indebtedness and assuming liabilities, known and unknown;

•	incurring significant additional capital expenditures, transaction and operating expenses and nonrecurring acquisition-related charges;

•	experiencing an adverse impact on our earnings from the amortization of acquired intangible assets, as well as from any future impairment of goodwill and other acquired intangible assets as a result of certain economic, competitive or regulatory changes impacting the fair value of these assets;

•	failing to integrate the operations and personnel of the acquired businesses;

•	entering new markets with which we are not familiar; and

•	failing to retain key personnel of, vendors to and customers of the acquired businesses.

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

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes

We have and may continue to have a significant amount of indebtedness. At December 31, 2008, we had total indebtedness of $255.6 million. Our interest expense for the year ended December 31, 2008 was $21.3 million. As the rate at which interest is assessed on our outstanding indebtedness is variable, a modest interest rate increase could result in a substantial increase in interest expense. During 2007, we entered into an interest rate collar for $155.0 million of our indebtedness and the terms of such hedging agreement expire June 30, 2010, prior to the maturity date of our indebtedness (the interest rate collar sets a maximum interest rate of 6.0% and a minimum interest rate of 2.85%).

Our substantial indebtedness could adversely affect our financial health in the following ways:

•	a material portion of our cash flow from operations must be dedicated to the payment of interest on and principal of our outstanding indebtedness, thereby reducing the funds available to us for other purposes, including working capital, acquisitions and capital expenditures;

•	our substantial degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or other adverse events in our business or our industry;

•	our substantial degree of leverage could impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes limiting our ability to maintain the value of our assets and operations; and

•	our term loan facility matures in October 2013. If cash flow from operations is less than our debt service responsibilities, we may face financial risk that could increase interest expense and hinder our ability to refinance our debt obligations.

In addition, our existing credit facility contains, and future indebtedness may contain, financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities that may be in our long-term best interests. For example, our existing credit facility includes covenants restricting, among other things, our ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in certain mergers or consolidations, dispose of assets, make certain investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments. Our existing credit facility also includes financial covenants, including requirements that we maintain compliance with a consolidated leverage ratio and a consolidated fixed charge coverage ratio.

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

Due to the challenging conditions of the financial markets and weakening economic environment, our lenders may not be able to fund our borrowings under our revolving credit facility.

In September 2008, the subsidiary of Lehman Brothers Holdings Inc. that had a $15.0 million commitment outstanding under our revolving credit facility filed for bankruptcy. As a result, this lender has failed to fund its pro rata share of borrowing requests since the date of the bankruptcy filing and we do not expect that it will fund its pro rata share of any future borrowing requests.

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

Our operations may incur unexpected losses from unforeseen exposures to customer credit risk degradation. We initially evaluate the collectability of our accounts receivable based on a number of factors, including a specific client’s ability to meet its financial obligations to us, the length of time the receivables are past due and historical collections experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from clients. If circumstances related to specific clients change as a result of the current economic climate or otherwise, such as a limited ability to meet financial obligations due to bankruptcy, or if conditions deteriorate such that our past collection experience is no longer relevant, the amount of accounts receivable that we are able to collect may be less than our previous estimates as we experience bad debt in excess of reserves previously recorded.

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future as a result of certain factors, some of which may be outside of our control.

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

Other fluctuations in our quarterly results of operations may be due to a number of other factors, some of which are not within our control, including:

•	the extent to which our products and services achieve or maintain market acceptance;

•	the purchasing and budgeting cycles of our customers;

•	the lengthy sales cycles for our products and services;

•	the impact of transaction fee and contingency fee arrangements with customers;

•	changes in our or our competitors’ pricing policies or sales terms;

•	the timing and success of our or our competitors’ new product and service offerings;

•	client decisions regarding renewal or termination of their contracts;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	the amount and timing of costs related to the development or acquisition of technologies or businesses;

•	the financial condition of our current and potential clients;

•	unforeseen legal expenses, including litigation and settlement costs; and

•	general economic, industry and market conditions and those conditions specific to the healthcare industry.

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

The requirements of being a publicly traded entity and sustaining our growth may strain our resources.

As a publicly traded entity, we are subject to the reporting requirements of the Exchange Act and requirements of the U.S. Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act. These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, significant resources and management oversight are required. In addition, sustaining our growth will also require us to commit additional management, operational and financial resources to identify new professionals to join our firm and to maintain appropriate operational and financial systems to adequately support expansion. We have incurred, and will continue to incur significant annual costs related to these requirements. Additionally, such activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risks Related to Our Product and Service Offerings

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

System failures that interrupt our ability to develop applications or provide our products and services could affect our customers’ perception of the value of our products and services. Delays or interruptions in the delivery of our products and services could result from unknown hardware defects, insufficient capacity or the failure of our website hosting and telecommunications providers to provide continuous and uninterrupted service. We also depend on service providers that provide customers with access to our products and services. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information, our reputation could be harmed and we could lose customers. Any significant interruptions in our products and services could damage our reputation in the marketplace and have a negative impact on our business, financial condition and results of operations.

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

Risks Related to Government Regulation

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

Our business, particularly our Revenue Cycle Management segment, is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, federal healthcare programs or private health plans. These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our products or consulting services that relate to entry, formatting, preparation or transmission of claim or cost report information may be determined or alleged to be in violation of these laws and regulations. Any failure of our products or services to comply with these laws and regulations could result in substantial civil or criminal liability, could adversely affect demand for our services, could invalidate all or portions of some of our customer contracts, could require us to change or terminate some portions of our business, could require us to refund portions of our services fees, could cause us to be disqualified from serving customers doing business with government payors and could have an adverse effect on our business.

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

Because of current macro-economic conditions including continued disruptions in the broader capital markets, cash flow and access to credit continues to deteriorate for many healthcare delivery organizations. While we believe we are well positioned through our product and service offerings to assist hospitals and health systems who are dealing with increasing and intense financial pressures, it is unclear what long-term effects the economic downturn will have on the healthcare industry and in turn on our business, financial condition and results of operations.

Further, federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system, including those recently initiated to counter the effects of the current economic turmoil. These programs and plans may contain proposals to increase governmental involvement in healthcare, create a universal healthcare system, lower reimbursement rates or otherwise significantly change the environment in which healthcare industry providers currently operate. We do not know what effect, if any, such proposals may have on our business.

Federal and state privacy laws may increase the costs of operation and expose us to civil and criminal sanctions.

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

We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the costs of compliance. For example, the federal Office of the National Coordinator for Health Information Technology, or ONCHIT, is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the healthcare sector. We are unable to predict what, if any, impact the creation of such standards will have on our products, services or compliance costs. Failure by us to comply with any of the federal and state standards regarding patient privacy, identity theft prevention and detection, and data security may subject us to penalties, including civil monetary penalties and in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain customers and attract new customers.

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

There has been a trend across the United States among state tax authorities to challenge the tax exempt status of hospitals and other healthcare facilities claiming such status on the basis that they are operating as charitable and/or religious organizations. The outcome of these cases has been mixed with some facilities retaining their tax-exempt status while others have been denied the ability to continue operating under as not-for profit, tax-exempt entities under state law. In addition, many states have removed sales tax exemptions previously available to not-for-profit entities, and both the IRS and the United States Congress are investigating the practices of non-for profit hospitals. Those facilities denied tax exemptions could be subject to the imposition of tax penalties and assessments which could have a material adverse impact on their cash flow, financial strength and possibly ongoing viability. If the tax exempt status of any of our customers is revoked or compromised by new legislation or interpretation of existing legislation, that customer’s financial health could be adversely affected, which could adversely impact our sales and revenue.

Risks Related to Ownership in Our Common Stock

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

Those affiliated with the Company beneficially own a substantial amount of our outstanding common stock. The interests of our executive officers, directors and their affiliated entities may differ from the interests of the other stockholders. These stockholders, if they act together, could exert substantial influence over matters requiring approval by our stockholders, including the election of directors, the amendment of our certificate of incorporation and by-laws and the approval of mergers or other business combination transactions. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock. As to these matters and in similar situations, you may disagree with these stockholders as to whether the action opposed or supported by them is in the best interest of our stockholders. This concentration of ownership may discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and may negatively affect the market price of our common stock.

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

Failure to maintain effective disclosure controls and procedures and internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and the price of our common stock.

While management has concluded that our disclosure controls and procedures and separately that our internal controls over financial reporting were effective as of December 31, 2008, we may discover that these areas require improvement in the future. This may include the design and operation of controls and procedures over processes involving recently acquired businesses. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate disclosure controls and procedures and internal control over our financial processes and reporting in the future. Any failure to implement required new or improved controls or procedures, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective disclosure controls and procedures or internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified opinion regarding the effectiveness of our internal control over financial reporting for future periods as required by Section 404, investors could lose confidence in the reliability of our consolidated financial statements, which could result in a decrease in the value of our common stock. Furthermore, failure to comply with these requirements could potentially subject us to sanctions or investigations by the SEC, the National Association of Securities Dealers or other regulatory authorities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2.	PROPERTIES.

Facilities and Property

We do not own any real property and lease our existing facilities (See “Finance Obligation” in Note 6 to our consolidated financial statements for a discussion of the capital lease treatment of our Cape Girardeau facility, lease term ending July 31, 2017). Our principal executive offices are located in leased office space in Alpharetta, Georgia. Our facilities accommodate product development, marketing and sales, information technology, administration, training, graphic services and operations personnel. As of December 31, 2008, we leased office space to support our operations in the following locations:

		Principal
		Business
	Floor Area	Function or
Location	(Sq. Feet)	Segment	End of Term	Renewal Option

Alpharetta, Georgia	17,013	Corporate	March 31, 2015	Period of five additional years
Alpharetta, Georgia	57,419	RCM	March 31, 2015	Period of five additional years
Atlanta, Georgia	7,712	SM	December 31, 2012	None
Bellevue, Washington	5,535	RCM	June 30, 2013	Period of five additional years
Billerica, Massachusetts	13,009	RCM	August 31, 2009	None
Bridgeton, Missouri	23,101	SM	June 30, 2013	Two periods of five additional years
Cape Girardeau, Missouri	58,664	SM	July 31, 2017	None
Centennial, Colorado	13,653	SM	March 1, 2016	Two periods of three additional years
Dallas, Texas	55,420	RCM	August 31, 2013	Two periods of five additional years
El Segundo, California	31,536	RCM / SM	December 14, 2017	Period of five additional years
Framingham, Massachusetts	4,407	RCM	March 31, 2009	None
Framingham, Massachusetts	4,342	RCM	May 1, 2014	Period of five additional years
Franklin, Tennessee	7,081	SM	Month to month	None
Knoxville, Tennessee	2,779	SM	December 31, 2011	Period of one additional year
Mahwah, New Jersey	19,361	RCM	January 31, 2016	None
Mahwah, New Jersey	20,000	RCM	June 30, 2010	Period of five additional years
Mandeville, Louisiana	7,200	RCM	December 31, 2011	Period of five additional years
Nashville, Tennessee	10,962	RCM	July 31, 2011	Two periods of five additional years
Raleigh, North Carolina	3,115	RCM	November 30, 2011	Period of three additional years
Red Bank, New Jersey	3,100	RCM	June 30, 2009	None
Richardson, Texas	24,959	RCM	November 1, 2012	Period of five additional years
Richardson, Texas	3,588	RCM	May 31, 2010	Period of five additional years
Yakima, Washington	10,000	RCM	October 31, 2010	Period of two additional years

During 2008, we entered into a new lease on our offices in Alpharetta in order to acquire additional space totaling 22,409 square feet for a term of 75 months commencing on January 1, 2009. We believe that our existing facilities are adequate for our current needs and additional facilities are available for lease to meet future needs, if necessary.

ITEM 3.	LEGAL PROCEEDINGS.

Legal Proceedings

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Other than the Med-Data dispute noted below, we are not presently involved in any other legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

On May 28, 2008, The Woodmoor Group, Inc. (“Woodmoor”) filed a Demand for Arbitration with the American Arbitration Association against Accuro, alleging that Woodmoor is due a “Performance Payment Amount” pursuant to the terms of the Asset Purchase Agreement (the “Woodmoor APA”) dated as of March 26, 2007 between Woodmoor, as seller, and Accuro, as buyer. Woodmoor claimed that it suffered actual damages in excess of $2.1 million as a result of Accuro’s allegedly negligent or fraudulent actions in the performance of its obligations under the Woodmoor APA. Accuro and MedAssets denied the allegations. On January 20, 2009, the arbitrator issued an order granting summary judgment in favor of Accuro.

On November 30, 2007, Jacqueline Hodges, the former owner of Med-Data Management, Inc. (“Med-Data”), filed a complaint in the United States District Court for the Northern District of Georgia, alleging that we failed to act in good faith with respect to the operation of the Med-Data business after its acquisition on July 18, 2005, by our wholly owned subsidiary Project Metro Acquisition, LLC (subsequently merged into MedAssets Net Revenue Systems, LLC), by taking certain actions and failing to take others which had the effect of causing the business to fail to achieve additional acquisition consideration contingent on certain “earn-out” thresholds in the purchase agreement. On March 21, 2008 we filed an answer, denying the plaintiffs’ allegations; and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. This litigation is currently in the discovery stage. Discovery has been substantially completed, but we cannot estimate a probable outcome at this time. The maximum potential earn-out payment is $4.0 million. In addition, the plaintiffs claim that Ms. Hodges, one of the plaintiffs, is entitled to the accelerated vesting of options to purchase 140,000 shares of our common stock that she received in connection with her employment agreement with the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s 2008 Annual Meeting of Stockholders was held on October 30, 2008. The following matters were voted upon at the meeting and the stockholder votes on each such matter are briefly described below.

The board of directors’ nominees for election as Class I directors to serve a term of three years received the following votes:

	Votes For	Votes Withheld

Samantha Trotman Burman	47,644,002	245,992
Earl H. Norman	47,554,737	335,257
John C. Rutherford	46,952,683	937,311
Vernon R. Loucks, Jr.	47,584,270	305,724

There were no votes abstained or broker non-votes with respect to the matter described above. Each of the Class I directors named above was re-elected to serve a three-year term. Earl H. Norman retired as a director of the Company effective February 1, 2009. Mr. Norman’s decision to retire did not involve any disagreement with the Company, our management or the Board of Directors.

The following Class II directors’ term of office will continue until the Company’s 2009 Annual Meeting of Stockholders: Rand A. Ballard, C.A. Lance Piccolo and Bruce F. Wesson. The following Class III directors’ term of office will continue until the Company’s 2010 Annual Meeting of Stockholders: John A. Bardis, Harris Hyman IV, D. Scott Mackesy and Terrence J. Mulligan.

The proposal to ratify the appointment by the board of directors of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2008 received the following votes:

Votes For	Votes Against	Votes Abstained

47,875,514	10,201	4,279

There were no broker non-votes with respect to the matter described above.

The proposal to authorize the issuance of common stock as opposed to a cash payment, at the Company’s discretion, in connection with our obligations pursuant to the Accuro Merger Agreement following our acquisition of Accuro received the following votes:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

36,481,551	67,096	24,443	3,100,911

The proposal to adopt a new long-term performance incentive plan received the following votes:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

36,546,546	8,194,443	48,094	3,100,911

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Price Range of Common Stock

	Price Range
	of Common Stock
Period	High	Low

First Quarter 2009 (through March 5, 2009)	$15.72	$11.87
Fourth Quarter 2008	$16.30	$10.70
Third Quarter 2008	$18.52	$15.00
Second Quarter 2008	$18.92	$12.99
First Quarter 2008	$23.08	$14.70
Fourth Quarter 2007 (from December 13, 2007)	$23.99	$19.28

At March 5, 2009 the last reported sale price for our common stock was $13.36 per share. As of March 5, 2009 there were 245 holders of record of our common stock and approximately 3,100 beneficial holders.

Dividend Policy

On August 30, 2007, we paid a dividend of $70.0 million in the aggregate on our common stock and certain classes of our preferred stock on an as-converted to common stock basis. Upon the consummation of our initial public offering, all outstanding shares of our preferred stock were converted into common stock.

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

Equity Compensation Plan Information

The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth below, as of December 31, 2008:

Number of
	Securities to be			Number of Securities
	Issued Upon			Remaining Available for
	Exercise of			Future Issuance
	Outstanding		Weighted-Average	Under Equity
	Options,		Exercise Price of	Compensation Plans
	Warrants		Outstanding Options,	(Excluding Securities
	and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	7,604,970	(1)	$9.00	5,782,954	(2)
Equity compensation plans not approved by security holders	—		—	—

Total(3)	7,604,970		$9.00	5,782,954

(1)	This amount includes 7,567,467 common stock options and 37,503 common stock warrants issued under our 2008 Long Term Performance Incentive Plan, 2004 Long Term Equity Incentive Plan, and 1999 Stock Incentive Plan.

(2)	All securities remaining available for future issuance are issuable under our 2008 Long Term Performance Incentive Plan. See Note 10 to our consolidated financial statements for discussion of the equity plans.

(3)	The above number of securities to be issued upon exercise of outstanding options, warrants and rights does not include 427,344 options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. These options have a weighted average exercise price of $1.58.

Sales of Unregistered Securities

Set forth below is information regarding shares of common stock and preferred stock issued, and options and warrants granted, by us in the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such shares, options and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed. All then outstanding shares of preferred stock, including those shares described below, were immediately converted to common stock upon the closing of our initial public offering in December 2007. We had no preferred stock outstanding as of December 31, 2008 or 2007.

Common stock

In June 2008, we issued approximately 8,850,000 unregistered shares of our common stock to holders of Accuro securities as part of the purchase price paid for the Accuro acquisition, pursuant to the terms of the merger agreement.

During fiscal year ended December 31, 2008, we issued approximately 84,000 unregistered shares of our common stock in connection with stock option exercises related to options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.1 million in consideration in connection with these stock option exercises.

Common Stock Warrants

In June 2008, we issued approximately 190,000 unregistered shares of our common stock in connection with the exercise of a warrant for shares of our common stock. Approximately 55,000 shares issuable under the terms of the warrant were surrendered as consideration for the cashless exercise of the warrant.

In May 2007, we sold warrants to purchase 8,000 shares of common stock to Capitol Health Group, a healthcare industry lobbying firm, for professional services. The warrants had an exercise price of $10.44 per share for an aggregate price of $0.1 million. The warrants were exercised on June 30, 2007. In fiscal year ended 2007, warrants to purchase an aggregate of 43,692 shares of common stock were exercised, at exercise prices ranging from $0.01 to $10.44 per share for an aggregate exercise price of $0.1 million.

Preferred Stock

All then outstanding shares of preferred stock, including those shares described below, were immediately converted to common stock upon the closing of our initial public offering in December 2007. We had no preferred stock outstanding as of December 31, 2008 or 2007.

In May 2007, we sold an aggregate of 1,712,076 shares of our series I convertible preferred stock in connection with our acquisition of XactiMed.

In July 2007, we sold an aggregate of 625,920 shares of our series J convertible preferred stock in connection with our acquisition of the outstanding shares of MD-X, inclusive of 73,637 shares issued to an officer of MD-X for $1.0 million.

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

Stock Options and Restricted Stock Awards

During fiscal year ended December 31, 2007, we granted options to purchase an aggregate of 2,705,521 shares of common stock to employees, consultants and directors under our 2004 Long-Term Performance Incentive Plan at exercise prices ranging from $9.29 to $16.00 per share for an aggregate purchase price of $27,938,352.

During fiscal year ended December 31, 2007, we issued an aggregate of 859,187 shares of common stock to employees, consultants and directors pursuant to the exercise of stock options issued pursuant to the exercise of stock options under our 1999 Stock Incentive Plan and 2004 Long-Term Incentive Plan at exercise prices ranging from $0.63 to $10.44 per share for an aggregate consideration of $3.4 million.

During fiscal year ended December 31, 2007, 8,000 shares of restricted common stock were granted to members of our advisory board.

The sales of the above securities were deemed to be exempt from registration in reliance in Rule 701 promulgated under Section 3(b) under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

Issuers Purchases of Equity Securities

The following table summarizes repurchases of our common stock for the quarter ended December 31, 2008:

Maximum
			Total	Number (or
			Number of	Appropriate
			Shares	Dollar Value) of
			Purchased	Shares that
			as part of	May Yet Be
	Total		Publicaly	Purchased
	Number of	Average	Announced	Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased(1)	per Share	Programs	Programs

October 1 - 31, 2008	—	$—	—	—
November 1 - 30, 2008	—	—	—	—
December 1 - 31, 2008	10,950	14.22	—	—

Total	10,950	$14.22	—	—

(1)	The shares set forth above represent shares of our common stock paid to us in connection with the repayment of certain notes receivable due from shareholders. See Note 9 of the notes to the consolidated financial statements herein.

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

We used $120.0 million of the net proceeds to partially repay the outstanding balance of our credit facility with various financial institutions. The remaining net proceeds were used to fund the acquisition of Accuro. All of the net remaining proceeds received from our initial public offering were used during 2008.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 13, 2007 to December 31, 2008 with the cumulative total return of (i) the companies traded on the NASDAQ Global Select Market (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer & Data Processing Index.

COMPARISON OF ONE YEAR CUMULATIVE TOTAL RETURN*
Among MedAssets Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*	Assumes $100 invested in the Company’s common stock on December 13, 2007 and in each index on November 30, 2007, and the reinvestment of all dividends.

	12/13/07	12/07	3/08	6/08	9/08	12/08
Med Assets Inc.	100.00	116.78	72.29	83.17	83.90	71.22
NASDAQ Composite	100.00	99.42	85.44	86.31	76.59	57.92
NASDAQ Computer & Data Processing	100.00	103.08	83.17	85.35	77.80	58.92

ITEM 6.  SELECTED FINANCIAL DATA.

Our historical financial data as of and for the fiscal years ended December 31, 2008, 2007, and 2006 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and such data as of and for the fiscal year ended December 31, 2005 and 2004 has been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Fiscal Year Ended December 31,
	2008(1)	2007(2)	2006(3)	2005	2004
	(In thousands, except per share data)

Statement of Operations Data:
Net revenue:
Revenue Cycle Management	$151,717	$80,512	$48,834	$20,650	$13,844
Spend Management	127,939	108,006	97,401	77,990	61,545

Total net revenue	279,656	188,518	146,235	98,640	75,389
Operating expenses:(4)
Cost of revenue	51,548	27,983	15,601	7,491	4,881
Product development expenses	16,393	7,785	7,163	3,078	2,864
Selling and marketing expenses	43,205	35,748	32,205	23,740	16,798
General and administrative expenses	91,481	64,817	55,363	39,146	26,758
Depreciation	9,793	7,115	4,822	3,257	1,797
Amortization of intangibles	23,442	15,778	11,738	7,780	8,374
Impairment of P&E and intangibles(5)	2,272	1,204	4,522	368	743

Total operating expenses	238,134	160,430	131,414	84,860	62,215

Operating income	41,522	28,088	14,821	13,780	13,174
Other income (expense)
Interest expense	(21,271)	(20,391)	(10,921)	(6,995)	(7,915)
Other (expense) income	(1,921)	3,115	(3,917)	(837)	(2,070)

Income (loss) before income taxes	18,330	10,812	(17)	5,948	3,189
Income tax (benefit)	7,489	4,516	(8,860)	(10,517)	914

Income from continuing operations	10,841	6,296	8,843	16,465	2,275
Loss from operations of discontinued business	—	—	—	—	(383)
Gain on sale of a discontinued business	—	—	—	—	192

Total loss from discontinued operations	—	—	—	—	(191)

Net income	10,841	6,296	8,843	16,465	2,084
Preferred stock dividends and accretion	—	(16,094)	(14,713)	(14,310)	(13,499)

Net income (loss) attributable to common stockholders	$10,841	$(9,798)	$(5,870)	$2,155	$(11,415)
Income (loss) per share basic	$0.22	$(0.75)	$(0.67)	$0.10	$(1.88)
Income (loss) per share diluted	$0.21	$(0.75)	$(0.67)	$0.08	$(1.88)
Shares used in per share calculation basic	49,843	12,984	8,752	22,064	6,070
Shares used in per share calculation diluted(6)	52,314	12,984	8,752	25,938	6,070

(1)	Amounts include the results of operations of Accuro (as part of the Revenue Cycle Management segment) from June 2, 2008, the date of acquisition.

(2)	Amounts include the results of operations of XactiMed (as part of the Revenue Cycle Management segment) from May 18, 2007 and MD-X (as part of the Revenue Cycle Management segment) from July 2, 2007, the respective dates of acquisition.

(3)	Amounts include the results of operations of Avega Health Systems Inc., or Avega, (as part of the Revenue Cycle Management segment) from January 1, 2006, the date of acquisition.

(4)	We adopted SFAS No. 123(R), Share-based Payment, on January 1, 2006. Total share-based compensation expense for each period presented is as follows:

	Fiscal Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Cost of revenue	$1,983	$877	$834	$—	$—
Product development	721	350	517	—	—
Selling and marketing	1,894	1,050	597	—	—
General and administrative	3,952	3,334	1,309	423	200

Total share-based compensation expense	$8,550	$5,611	$3,257	$423	$200

(5)	The impairment of intangibles during 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradenames and internally developed software products deemed impaired due to the integration of Accuro’s operations and products. The impairment of intangibles during 2007 and 2006 primarily relates to the write-off of in-process research and development from XactiMed and Avega at the time of acquisition. In 2005 and 2004, impairment of intangibles primarily relates to software and tradename impairments, respectively.

(6)	For the years ended December 31, 2007, 2006 and 2004, the effect of dilutive securities has been excluded because the effect is antidilutive as a result of the net loss attributable to common stockholders.

Consolidated Balance Sheet Data:

	Fiscal Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Cash and cash equivalents(1)	$5,429	$136,972	$23,459	$68,331	$28,145
Current assets	80,254	190,208	57,380	98,300	41,185
Total assets	773,860	526,379	277,204	219,713	161,756
Current liabilities	139,308	75,513	67,387	52,280	42,141
Total non-current liabilities(2)	251,613	221,351	181,159	98,523	65,632
Total liabilities	390,921	296,864	248,546	150,803	107,773
Redeemable convertible preferred stock(1)	—	—	196,030	169,644	158,234
Total stockholder’s (deficit) equity(1)	382,939	229,515	(167,372)	(100,734)	(104,251)
Cash dividends declared per share(3)	$—	$2.48	$2.66	$—	$—

(1)	In September 2008, we instituted an auto borrowing plan whereby our excess cash balances are voluntarily used by the credit agreement administrative agent to pay down outstanding loan balances under the swing-line loan on a daily basis. We initiated this auto borrowing plan in order to reduce the amount of interest expense incurred. Our Consolidated Balance Sheet at December 31, 2008 reflects a cash and cash equivalents balance of $5.4 million because we had a zero balance on our swing-line loan. As a result of our initial public offering of our common stock which closed on December 18, 2007, we received $216.6 million of net cash proceeds and subsequently paid down indebtedness by $120.0 million on the same date. In conjunction with the offering, all redeemable convertible preferred shares were converted to common shares.

(2)	Inclusive of capital lease obligations and long-term notes payable.

(3)	On October 30, 2006, our board of directors declared a special dividend payable to common stockholders and preferred stockholders, to the extent entitled to participate in dividends payable on the common stock in the amount of $70.0 million in the aggregate, or $2.66 per share. On July 23, 2007, our board of directors declared an additional special dividend payable to common stockholders and preferred stockholders, to the extent entitled to participate in dividends payable on the common stock in the amount of $70.0 million in the aggregate, or $2.48 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of our financial condition and results of operations should be read in conjunction with this entire Annual Report on Form 10-K, including the “Risk Factors” section and our consolidated financial statements and the notes to those financial statements appearing elsewhere in this report. The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in “Risk Factors” and elsewhere in this report that could cause our actual future growth, results of operations, performance and business prospects and opportunities to differ materially from those expressed in, or implied by, such forward-looking statements. See “Note On Forward-Looking Statements” herein.

Overview

We provide technology-enabled products and services which together deliver solutions designed to improve operating margin and cash flow for hospitals, health systems and other ancillary healthcare providers. Our solutions are designed to efficiently analyze detailed information across the spectrum of revenue cycle and spend management processes. Our solutions integrate with existing operations and enterprise software systems of our customers and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and customers are primarily located throughout the United States.

MedAssets delivered a strong 2008 on many fronts and we achieved our financial growth objectives for the year. With the acquisition and ongoing integration of Accuro and the release of our newest decision support product, we expanded and improved our suite of solutions in the Revenue Cycle Management segment. We successfully signed and continued the implementation of several large customer accounts. We put in place a long-term performance stock incentive program to retain and appropriately incentivize our talented employee base for a period of four additional years. Despite the macro-economic events in the last half of the year, we finished the year strong and are confident that our business model and solution sets will provide our customer base the requisite direction, support and increased cash flow that they need in the near-term and the long-term as the economic effects from 2008 continues to impact their provision of care.

Management’s primary metrics to measure the consolidated financial performance of the business are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA and non-GAAP adjusted EBITDA margin.

For the fiscal years ended December 31, 2008, 2007 and 2006, our primary results of operations included the following:

	Fiscal Year Ended December 31,				Fiscal Year Ended December 31,
	2008	2007	Change		2007	2006	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(In millions)				(In millions)

Non-GAAP gross fees(1)	$332.5	$236.0	$96.5	40.9%	$236.0	$185.6	$50.4	27.2%
Non-GAAP revenue share obligation(1)	(52.9)	(47.5)	(5.4)	11.4	(47.5)	(39.4)	(8.1)	20.6

Total net revenue	279.6	188.5	91.1	48.3	188.5	146.2	42.3	28.9
Operating income	41.5	28.1	13.4	47.7	28.1	14.8	13.3	89.9
Net income	$10.8	$6.3	$4.5	71.4%	$6.3	$8.8	$(2.5)	(28.4)%

(1)	See the “Use of Non-GAAP Financial Measures” section below for additional information.

For the twelve months ended December 31, 2008 and 2007, we generated non-GAAP gross fees of $332.5 million and $236.0 million, respectively, and total net revenue of $279.6 million and $188.5 million, respectively. The increases in non-GAAP gross fees and total net revenue in the fiscal year ended December 31, 2008 compared to the fiscal year ended December 31, 2007 were primarily attributable to:

•	the Accuro acquisition;

•	strong performance by our Spend Management segment primarily due to higher purchasing volumes by existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors in addition to an increase in contingent revenue with respect to meeting certain performance targets during the fiscal year;

For the twelve months ended December 31, 2008 and 2007, we generated operating income of $41.5 million and $28.1 million, respectively. The increase in operating income compared to the prior year was primarily attributable to the net revenue increase discussed above partially offset by the following:

•	increases in the amortization of acquired intangibles;

•	non-recurring charges incurred during the fiscal year ended December 31, 2008, including $2.3 million in intangible asset impairment charges, primarily related to the Accuro acquisition, and a $3.9 million interest rate swap cancellation charge;

•	expenses related to acquisition integration efforts at our Revenue Cycle Management segment; and

•	higher general and administrative costs associated with being a publicly-traded company.

For the twelve months ended December 31, 2007 and 2006, we generated non-GAAP gross fees of $236.0 million and $185.6 million, respectively, and total net revenue of $188.5 million and $146.2 million, respectively. The increases in non-GAAP gross fees and total net revenue compared to the fiscal year ended December 31, 2006 were primarily attributable to:

•	the acquisitions of XactiMed and MD-X;

•	strong performance by our Spend Management segment primarily due to higher purchasing volumes by existing customers in addition to an increase in new subscription agreements for SaaS-based spend analytic solutions with new customers offset by a decrease in contingent revenue with respect to meeting certain performance targets during the fiscal year;

For the twelve months ended December 31, 2007 and 2006, we generated operating income of $28.1 million and $14.8 million, respectively. The increase in operating income compared to the prior year was primarily attributable to the net revenue increase discussed above partially offset by the following:

•	increases in the cost of revenue associated with the acquired businesses;

•	expenses related to acquisition integration efforts at our Revenue Cycle Management segment; and

•	higher general and administrative costs associated with preparing to be a publicly-traded company.

Non-GAAP Adjusted EBITDA and non-GAAP adjusted EBITDA margin are summarized as follows for the fiscal years ended December 31, 2008, 2007 and 2006:

	Fiscal Year Ended December 31,				Fiscal Year Ended December 31,
	2008	2007	Change		2007	2006	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(In millions)				(In millions)

Non-GAAP adjusted EBITDA(1)	$89.7	$60.6	$29.1	48.0%	$60.6	$50.8	$9.8	19.3%
Non-GAAP adjusted EBITDA margin(1)	32.1%	32.1%			32.1%	34.7%

(1)	See the “Use of Non-GAAP Financial Measures” section below for additional information.

Increases in non-GAAP Adjusted EBITDA during the fiscal year ended December 31, 2008 compared to the fiscal year ended December 31, 2007 were primarily comprised of the following:

•	a $20.7 million increase in non-GAAP Adjusted EBITDA from our Revenue Cycle Management segment and a $13.5 million increase from our Spend Management segment, offset by $5.2 million of increased corporate expenses excluding interest, income taxes, depreciation and amortization, and other non-recurring or non-cash items.

•	a continued market acceptance of our SaaS-based solutions and acquisition-based growth at the Revenue Cycle Management segment and growth in our administrative fee net revenue in our Spend Management segment.

Increases in non-GAAP Adjusted EBITDA during the fiscal year ended December 31, 2007 compared to the fiscal year ended December 31, 2006 were primarily attributable to the following:

•	a $7.8 million increase in non-GAAP Adjusted EBITDA from our Revenue Cycle Management segment, a $3.9 million increase from our Spend Management segment and a decrease of $1.2 million in corporate expenses excluding interest, income taxes, depreciation and amortization, and other non-recurring or non-cash items.

The non-GAAP adjusted EBITDA margin declined due to the impact of an increased mix of revenue from our Revenue Cycle Management segment which generally exhibits lower non-GAAP adjusted EBITDA margins as compared to our Spend Management segment.

Segment Structure and Revenue Streams

We deliver our solutions through two business segments, Revenue Cycle Management and Spend Management. Management’s primary metrics to measure segment financial performance are net revenue, non-GAAP gross fees and Segment Adjusted EBITDA. All of our revenues are from external customers and inter-segment revenues have been eliminated. See Note 13 of the Notes to our Consolidated Financial Statements herein for discussion on Segment Adjusted EBITDA and certain items of our segment results of operations and financial position.

Revenue Cycle Management

Our Revenue Cycle Management segment provides a comprehensive suite of software and services spanning the revenue cycle workflow of hospitals, health systems and other ancillary healthcare providers — from patient admission, estimation of patient ability to pay, charge capture, case management, contract management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and improve regulatory compliance. Our Revenue Cycle Management segment revenue consists of the following components, which are also discussed in Note 1 of our Consolidated Financial Statements:

•	Subscription and implementation fees. We earn fixed subscription fees on a monthly or annual basis on multi-year contracts for customer access to our SaaS-based solutions. We also charge our customers upfront fees for implementation services. Implementation fees are earned over the subscription period or estimated customer relationship period, whichever is longer.

•	Transaction fees. For certain revenue cycle management solutions, we earn fees that vary based on the volume of customer transactions or enrolled members.

•	Software-related fees. We earn license, consulting, maintenance and other software-related service fees for our business intelligence, decision support and other software products. We have certain Revenue Cycle Management contracts that are sold in multiple-element arrangements and include software products. We have considered Rule 5-03 of Regulation S-X for these types of multiple-element arrangements that include software products and determined the amount is below the threshold that would require separate disclosure on our statement of operations.

•	Service fees. For certain revenue cycle management solutions, we earn fees based on a percentage of cash remittances collected.

Spend Management

Our Spend Management segment provides a suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization’s portfolio of contracts, our consulting services and business intelligence tools. Our Spend Management segment revenue consists of the following components:

•	Administrative fees and revenue share obligations. We earn administrative fees from manufacturers, distributors and other vendors of products and services with whom we have contracts under which our group purchasing organization customers may purchase products and services. Administrative fees represent a percentage, which we refer to as our administrative fee ratio, typically ranging from 0.25% to 3.00% of the purchases made by our group purchasing organization customers through contracts with our vendors.

Our group purchasing organization customers make purchases and receive shipments, directly from the vendors. Generally on a monthly or quarterly basis, vendors provide us with a report describing the purchases made by our customers through our group purchasing organization vendor contracts, including associated administrative fees. We recognize revenue upon the receipt of these reports from vendors.

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

Additionally, in certain cases, we are contractually obligated to pay a portion of the administrative fees to our hospital and health system customers. Typically this amount, or revenue share obligation, is calculated as a percentage of administrative fees earned on a particular customer’s purchases from our vendors. Our total net revenue on our consolidated statements of operations is shown net of the revenue share obligation.

•	Other service fees. The following items are included as other service fees in our consolidated statement of operations:

•	Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and implantable physician preference items, or PPI, and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with a duration of three to nine months, and the related revenues are earned as services rendered.

•	Subscription fees. We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these Company-hosted SaaS-based solutions.

Operating Expenses

We classify our operating expenses as follows:

•	Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our customers. As the majority of our services are provided internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue derives from third-party products and services, and client reimbursed out-of-pocket costs. Cost of revenue does not include allocated amounts for rent, depreciation or amortization, but does include the amortization for the cost of software to be sold, leased, or otherwise marketed. As a result of the Accuro acquisition and related process integration, there may be some reclassifications primarily between cost of revenue and operating expense classifications resulting from the implementation of our accounting policies that could affect period over period comparability.

•	Product development expenses. Product development expenses primarily consist of the salaries, benefits, and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services.

•	Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

•	General and administrative expenses. General and administrative expenses consist primarily of personnel- related expenses for administrative employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

•	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

•	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Key Considerations

Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following items or events have had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods:

Revenue Cycle Management Acquisitions

The results of operations of acquired businesses (the “Revenue Cycle Management Acquisitions”) are included in our consolidated results of operations from the date of acquisition. Since January 1, 2006, material acquisitions include (for details regarding these acquisitions see Note 5 of the Notes to Consolidated Financial Statements):

•	Accuro, acquired on June 2, 2008, provides SaaS-based revenue cycle management products and services to a broad range of healthcare providers.

•	MD-X, acquired on July 2, 2007, provides revenue cycle products and services for hospitals and health systems.

•	XactiMed, acquired on May 18, 2007, provides SaaS-based revenue cycle products and services that focus on claims management, remittance management, and denial management.

Purchase Accounting

•	Deferred revenue and cost adjustment. Upon acquiring Accuro, XactiMed and Avega, we made certain purchase accounting adjustments to reduce the acquired deferred revenue and deferred cost to the fair value of outstanding services and products to be provided post-acquisition. On June 2, 2008, we reduced the acquired deferred revenue and deferred cost from Accuro by $7.6 million and $7.0 million, respectively. On May 18, 2007, we reduced the acquired deferred revenue from XactiMed by

$3.2 million. On January 1, 2006, we reduced the acquired deferred revenue from Avega by $5.6 million. These changes only impacted our Revenue Cycle Management segment.

•	In-process research and development, or “IPR&D.” Upon acquiring XactiMed and Avega, we made certain purchase accounting adjustments to write off acquired IPR&D. During the fiscal years ended December 31, 2007 and 2006, we incurred charges of $1.2 million and $4.0 million, respectively, related to the XactiMed and Avega acquisitions to impair the value of acquired intangibles associated with software development costs for products that were not yet available for general release and had no alternative future use at the time of acquisition. Both charges only impacted our Revenue Cycle Management segment.

Share-based compensation expense

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the prospective method. Our consolidated financial statements for the fiscal years ended December 31, 2008, 2007 and 2006, reflect the impact of SFAS No. 123(R). The impact from the adoption of SFAS No. 123(R) to our consolidated results of operations, was $8.6 million, $5.6 million and $3.3 million of share-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. In accordance with the prospective method, our consolidated statements of operations for the prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

Credit Facility Amendment

In May 2008, in connection with the completion of the Accuro acquisition, we entered into the third amendment to our existing credit agreement. The amendment increased our term loan facility by $50.0 million and the commitments to loan amounts under our revolving credit facility from $110.0 million to $125.0 million. The amendment also increased the applicable margins on the rate of interest we pay under our credit agreement. Upon closing this amendment, we received $50.0 million of proceeds (less debt issuance costs) under our increased term loan facility, and we borrowed $50.0 million under our revolving credit facility. The proceeds of the $100.0 million in increased borrowings and existing cash on hand were used to fund the cash portion of the Accuro acquisition purchase price.

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

Termination of Interest Rate Swaps

In June 2008, we terminated two floating-to-fixed rate LIBOR-based interest rate swaps that were originally set to terminate July 2010. In consideration of the early terminations, we paid to the swap counterparty, and incurred an expense of, $3.9 million for the fiscal year ended December 31, 2008. Accordingly, the swaps are no longer recorded on our Consolidated Balance Sheet as of December 31, 2008.

Impairment of Assets

During 2008, certain of our assets were deemed to be impaired as they no longer provided future economic benefit. Such assets primarily included certain acquired trade names, developed technology, and internally developed software. Hence, we recorded non-cash impairment charges totaling $2.3 million during the fiscal year ended December 31, 2008.

Initial Public Offering

On December 18, 2007, we closed on our initial public offering of common stock. As a result of the offering, we issued 14,781,781 shares of common stock for proceeds of $216.6 million (net of underwriting fees of $16.6 million and other offering costs of $3.4 million).

Results of Operations

Consolidated Tables

The following table set forth our consolidated results of operations grouped by segment for the periods shown:

	Fiscal Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net revenue:
Revenue Cycle Management	$151,717	$80,512	$48,834
Spend Management
Administrative fees	158,618	142,320	125,202
Revenue share obligation	(52,853)	(47,528)	(39,424)
Other service fees	22,174	13,214	11,623

Total Spend Management	127,939	108,006	97,401

Total net revenue	279,656	188,518	146,235
Operating expenses:
Revenue Cycle Management	142,854	76,445	53,452
Spend Management	73,108	66,974	59,745

Total segment operating expenses	215,962	143,419	113,197
Operating income
Revenue Cycle Management	8,863	4,067	(4,618)
Spend Management	54,831	41,032	37,656

Total segment operating income	63,694	45,099	33,038
Corporate expenses(1)	22,172	17,011	18,217

Operating income	41,522	28,088	14,821
Other income (expense):
Interest expense	(21,271)	(20,391)	(10,921)
Other income (expense)	(1,921)	3,115	(3,917)

Income (loss) before income taxes	18,330	10,812	(17)
Income tax (benefit)	7,489	4,516	(8,860)

Net income	10,841	6,296	8,843
Reportable segment adjusted EBITDA(2):
Revenue Cycle Management	43,375	22,711	14,942
Spend Management	$64,175	$50,632	$46,727
Reportable segment adjusted EBITDA margin(3):
Revenue Cycle Management	28.6%	28.2%	30.6%
Spend Management	50.2%	46.9%	48.0%

(1)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment of the Company.

(2)	Management’s primary metric of segment profit or loss is Segment Adjusted EBITDA. See Note 13 of the Notes to Consolidated Financial Statements.

(3)	Reportable segment adjusted EBITDA margin represents each reportable segment’s Adjusted EBITDA as a percentage of each segment’s respective net revenue.

The following table sets forth our consolidated results of operations as a percentage of total net revenue for the periods shown:

	Fiscal Year Ended December 31,
	2008	2007	2006

Net revenue:
Revenue Cycle Management	54.3%	42.7%	33.4%
Spend Management
Administrative fees	56.7	75.5	85.6
Revenue share obligation	(18.9)	(25.2)	(27.0)
Other service fees	7.9	7.0	8.0

Total Spend Management	45.7	57.3	66.6

Total net revenue	100.0	100.0	100.0
Operating expenses:
Revenue Cycle Management	51.1	40.6	36.6
Spend Management	26.1	35.5	40.8

Total segment operating expenses	77.2	76.1	77.4
Operating income
Revenue Cycle Management	3.2	2.2	(3.2)
Spend Management	19.6	21.7	25.8

Total segment operating income	22.7	23.9	22.6
Corporate expenses(1)	7.9	9.0	12.5

Operating income	14.8	14.9	10.1
Other income (expense):
Interest expense	(7.6)	(10.8)	(7.5)
Other income (expense)	(0.7)	1.6	(2.7)

Income (loss) before income taxes	6.6	5.7	(0.1)
Income tax (benefit)	2.7	2.4	(6.0)

Net income	3.9	3.3	6.0

(1)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment to the Company.

Comparison of the Fiscal Years Ended December 31, 2008 and 2007

	Fiscal Year Ended December 31,
	2008		2007
		% of		% of	Change
	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands)

Net revenue:
Revenue Cycle Management	$151,717	54.3%	$80,512	42.7%	$71,205	88.4%
Spend Management
Administrative fees	158,618	56.7	142,320	75.5	16,298	11.5
Revenue share obligation	(52,853)	(18.9)	(47,528)	(25.2)	(5,325)	11.2
Other service fees	22,174	7.9	13,214	7.0	8,960	67.8

Total Spend Management	127,939	45.7	108,006	57.3	19,933	18.5

Total net revenue	$279,656	100.0%	$188,518	100.0%	$91,138	48.3%

Total net revenue.  Total net revenue for the fiscal year ended December 31, 2008 was $279.7 million, an increase of $91.1 million, or 48.3%, from revenue of $188.5 million for the fiscal year ended December 31, 2007. The increase in total net revenue was comprised of a $71.2 million increase in Revenue Cycle Management revenue and a $19.9 million increase in Spend Management revenue.

Revenue Cycle Management revenue.  Revenue Cycle Management revenue for the fiscal year ended December 31, 2008 was $151.7 million, an increase of $71.2 million, or 88.4%, from revenue of $80.5 million for the fiscal year ended December 31, 2007. The increase was primarily the result of the following:

•	Acquisitions. $40.2 million of the increase resulted from service revenue attributable to Accuro, which we acquired on June 2, 2008. The operating results of Accuro were included in our fiscal year ended December 31, 2008 from the date of acquisition and were not included in the comparable prior period. $7.2 million and $21.0 million of the increase resulted from service revenue attributable to the 2007 acquisitions of XactiMed and MD-X, respectively, which were included in our full fiscal year ended December 31, 2008 compared to only approximately seven and half months and six months, respectively, of operating results in the fiscal year ended December 31, 2007.

Revenue Cycle Management non-GAAP acquisition-affected net revenue for the fiscal year ended December 31, 2008 was $180.3 million, an increase of $14.2 million, or 8.6%, from Revenue Cycle Management non-GAAP acquisition affected net revenue of $166.1 million for the fiscal year ended December 31, 2007. Given the significant impact of the Revenue Cycle Management Acquisitions on our Revenue Cycle Management segment, we believe acquisition-affected measures are useful for the comparison of our year over year net revenue growth. The following table sets forth the reconciliation of Revenue Cycle Management non-GAAP acquisition-affected net revenue to GAAP net revenue:

	Fiscal Year Ended December 31,
	2008	2007	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)

RCM non-GAAP acquisition-affected net revenue(1):
Revenue Cycle Management net revenue	$151,717	$80,512	$71,205	88.4%
Non-GAAP acquisition related RCM adjustments(1):
Accuro	28,540	64,510	(35,970)	(55.8)
MD-X	—	14,925	(14,925)	(100.0)
XactiMed	—	6,104	(6,104)	(100.0)

Total non-GAAP acquisition related RCM adjustments	28,540	85,539	(56,999)	(66.6)

Total RCM non-GAAP acquisition-affected net revenue(1)	$180,257	$166,051	$14,206	8.6%

(1)	See the “Use of Non-GAAP Financial Measures” section below for additional information.

•	Non-acquisition related products and services. The increase in net revenue from non-acquisition related products and services was approximately $2.8 million or 4.9%. This increase was comprised of $4.7 million, or 21.6%, in our software-related subscription fees which was primarily driven by the continued market demand for our RCM compliance services.

Partially offsetting the increase in our software-related subscription fees was an approximate $1.9 million decrease in revenue from our decision support software and services. This decrease was primarily attributable to a $2.2 million revenue loss due to a scheduled and planned step down in software support and maintenance fees from a large decision support customer. We believe that the delay in the release of the fourth version of our decision support software limited the growth of revenue from our decision support software and services during 2007 and 2008. The fourth version was released in October 2008 and we expect that modest sales growth will occur for our decision support software in 2009.

Spend Management net revenue.  Spend Management net revenue for the fiscal year ended December 31, 2008 was $127.9 million, an increase of $19.9 million, or 18.5%, from revenue of $108.0 million for the fiscal year ended December 31, 2007. The revenue increase was primarily the result of an increase in administrative fees of $16.3 million, or 11.5%, partially offset by a $5.3 million increase in revenue share obligations, and an increase in other service fees of $8.9 million.

•	Administrative fees. Administrative fee revenue increased by $16.3 million, or 11.5%, as compared to the prior period, primarily due to higher purchasing volumes by existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors which totaled $13.1 million. Also contributing to the above increase, we experienced a net $3.2 million increase in contingent revenue recognized upon confirmation from certain customers that the respective performance targets had been achieved during the fiscal year ended December 31, 2008 compared to the fiscal year ended December 31, 2007. We may have fluctuations in our administrative fee revenue in future quarters as the timing of vendor reporting and contingent revenue may not result in discernable trends.

•	Revenue share obligation. Revenue share obligation increased $5.3 million, or 11.2%, as compared to the prior period. We analyze the impact that our revenue share obligation has on our results of operations by analyzing the revenue share ratio. The revenue share ratio for the fiscal year ended December 31, 2008 was 33.3%, which was relatively consistent with the revenue share ratio of 33.4% for the fiscal year ended December 31, 2007. We may experience fluctuations in our revenue share ratio on account of changes in revenue mix and from the timing of vendor reporting.

•	Other service fees. The $8.9 million of growth, or 67.8%, in other service fees consisted of $6.2 million in higher revenues from our supply chain consulting and $2.7 million from our data analysis subscription services. The consulting growth was mainly due to more consulting hours and an increased number of consulting engagements from new and existing customers, including a new engagement with a large health system whose services began in the second quarter 2008. Additionally, we realized growth in the number of our subscription-based customers.

	Fiscal Year Ended December 31,
	2008		2007
		% of		% of	Change
	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands)

Operating expenses:
Cost of revenue	$51,548	18.4%	$27,983	14.8%	$23,565	84.2%
Product development expenses	16,393	5.9	7,785	4.1	8,608	110.6
Selling and marketing expenses	43,205	15.4	35,748	19.0	7,457	20.9
General and administrative expenses	91,481	32.7	64,817	34.4	26,664	41.1
Depreciation	9,793	3.5	7,115	3.8	2,678	37.6
Amortization of intangibles	23,442	8.4	15,778	8.4	7,664	48.6
Impairment of property & equipment and intangibles	2,272	0.8	1,204	0.6	1,068	88.7

Total operating expenses	238,134	85.2	160,430	85.1	77,704	48.4
Operating expenses by segment:
Revenue Cycle Management	142,854	51.1	76,445	40.6	66,409	86.9
Spend Management	73,108	26.1	66,974	35.5	6,134	9.2

Total segment operating expenses	215,962	77.2	143,419	76.1	72,543	50.6
Corporate expenses	22,172	7.9	17,011	9.0	5,161	30.3

Total operating expenses	$238,134	85.2%	$160,430	85.1%	$77,704	48.4%

Total Operating Expenses

Cost of revenue.  Cost of revenue for the fiscal year ended December 31, 2008 was $51.5 million, or 18.4% of total net revenue, an increase of $23.5 million, or 84.2%, from cost of revenue of $28.0 million, or 14.8% of total net revenue, for the fiscal year ended December 31, 2007. Of the increase, $18.5 million was attributable to cost of revenue associated with the operations acquired in the Revenue Cycle Management Acquisitions. Additionally, cost of revenue includes $1.2 million in higher share-based compensation expense during the fiscal year ended December 31, 2008 compared to the previous period.

Excluding the cost of revenue associated with the Revenue Cycle Management Acquisitions, the cost of revenue for the fiscal year ended December 31, 2008 was $24.4 million, or 13.1% of related net revenue, an increase of $5.0 million, or 26.3%, from cost of revenue for the fiscal year ended December 31, 2007 of $19.3 million or 11.8% of related revenue. This increase was attributable to our direct costs totaling $2.9 million associated with signing and renewing several larger Spend Management segment client service agreements and a moderate revenue mix shift towards our revenue cycle products and services totaling $0.9 million, which traditionally provides a higher cost of revenue than our Spend Management revenue.

The Revenue Cycle Management Acquisitions increased our total cost of revenue, as a percentage of net revenue, during the fiscal year ended December 31, 2008 from 14.8% to 18.4% primarily due to the mix of acquired Revenue Cycle Management revenue being more service, implementation and consulting based. A higher percentage of direct internal and external resources are required to derive related service revenue, specifically with respect to our accounts receivable collection services.

Product development expenses.  Product development expenses for the fiscal year ended December 31, 2008 were $16.4 million, or 5.9% of total net revenue, an increase of $8.6 million, or 110.6%, from product development expenses of $7.8 million, or 4.1% of total net revenue, for the fiscal year ended December 31, 2007.

The increase during the fiscal year ended December 31, 2008 includes $8.4 million of product development expenses attributable to the operations of the Revenue Cycle Management Acquisitions as we continue to make significant investments in product development. Excluding the product development expenses associated with these recently acquired businesses, product development expenses only increased by $0.3 million, period over period. We may develop a number of new and enhanced Revenue Cycle Management products and services utilizing assets acquired in the Revenue Cycle Management Acquisitions. Therefore, we anticipate continued investment in product development and growth in this expense in fiscal year 2009.

Excluding the impact of the Revenue Cycle Management Acquisitions, our product development expenses as a percentage of related net revenue remained consistent, decreasing from 4.1% to 3.8%.

Selling and marketing expenses.  Selling and marketing expenses for the fiscal year ended December 31, 2008 were $43.2 million, or 15.4% of total net revenue, an increase of $7.5 million, or 20.9%, from selling and marketing expenses of $35.7 million, or 19.0% of total net revenue, for the fiscal year ended December 31, 2007.

This increase primarily consists of (i) $6.0 million of selling and marketing expenses attributable to the operations of the Revenue Cycle Management Acquisitions, which mainly consist of compensation payable to additional sales and marketing personnel of the acquired businesses; (ii) $0.8 million of higher share-based compensation expense compared to the fiscal year ended December 31, 2007; and, (iii) $0.6 million of higher meeting expenses associated with our annual customer and vendor meeting due to a larger number of attendees.

Excluding the impact of the Revenue Cycle Management Acquisitions, selling and marketing expenses, as a percentage of related net revenue, decreased from 20.7% to 19.0% period over period which was primarily attributable to the revenue growth of our Revenue Cycle Management business which incurs less selling and marketing expenses, as a percentage of revenue, than our Spend Management business.

General and administrative expenses.  General and administrative expenses for the fiscal year ended December 31, 2008 were $91.5 million, or 32.7% of total net revenue, an increase of $26.7 million, or 41.1%, from general and administrative expenses of $64.8 million, or 34.4% of total net revenue, for the fiscal year ended December 31, 2007.

The increase during the fiscal year ended December 31, 2008 includes $16.6 million of general and administrative expenses attributable to the operations of the Revenue Cycle Management Acquisitions. The increase in organic general and administrative expenses is primarily attributable to $5.2 million of higher corporate expenses, mainly due to additional costs associated with being a publicly-traded company (personnel), excluding share-based compensation; higher employee compensation from new and existing personnel in our Revenue Cycle Management and Spend Management segments of $2.1 million and $0.7 million, respectively; $0.7 million of higher legal expenses from certain legal actions and claims arising in the normal course of business; $0.5 million in higher bad debt expense to reserve for potential uncollectible accounts; and $0.9 million of general increases to operating infrastructure in both our Revenue Cycle Management and Spend Management segments.

Excluding the impact of the Revenue Cycle Management Acquisitions, general and administrative expenses increased by $10.1 million from the prior period, or 18.1% to $66.0 million, or 35.3% of related net revenue.

Depreciation.  Depreciation expense for the fiscal year ended December 31, 2008 was $9.8 million, or 3.5% of total net revenue, an increase of $2.7 million, or 37.6%, from depreciation of $7.1 million, or 3.8% of total net revenue, for the fiscal year ended December 31, 2007.

This increase primarily resulted from $1.7 million of depreciation of fixed assets acquired in the Revenue Cycle Management Acquisitions, and depreciation resulting from increased capital expenditures subsequent to 2007 for computer software developed for internal use, computer hardware related to personnel growth, and furniture and fixtures.

Amortization of intangibles.  Amortization of intangibles for the fiscal year ended December 31, 2008 was $23.4 million, or 8.4% of total net revenue, an increase of $7.7 million, or 48.6%, from amortization of intangibles of $15.8 million, or 8.4% of total net revenue, for the fiscal year ended December 31, 2007. This increase primarily resulted from the amortization of certain identified intangible assets acquired in the Revenue Cycle Management Acquisitions.

Impairment of property & equipment and intangibles.  The impairment of intangibles for the fiscal year ended December 31, 2008 was $2.3 million compared to $1.2 million for the fiscal year ended December 31, 2007.

Impairment during the fiscal year ended December 31, 2008 relates to acquired developed technology from prior acquisitions, revenue cycle management tradenames and internally developed software products that were deemed to be impaired, primarily in conjunction with the product integration of the Accuro Acquisition. The 2007 impairment charge relates to the write off of acquired in-process research and development in conjunction with the XactiMed acquisition. The impairment charges in both periods were primarily incurred at the Revenue Cycle Management segment.

Segment Operating Expenses

Revenue Cycle Management expenses.  Revenue Cycle Management expenses for the fiscal year ended December 31, 2008 were $142.9 million, an increase of $66.4 million, or 86.9%, from $76.4 million for the fiscal year ended December 31, 2007.

The primary reason for the $66.4 million increase in operating expenses is $61.9 million of expenses that are attributable to the operations acquired in the Revenue Cycle Management Acquisitions. We also incurred growth in personnel-related expenses to support future implementations, customer service and related revenue growth. As a percentage of Revenue Cycle Management segment net revenue, segment expenses decreased slightly from 95.0% during the fiscal year ended December 31, 2007 to 94.2% during the fiscal year ended December 31, 2008.

Excluding the expenses attributable to the recently acquired businesses, Revenue Cycle Management operating expenses increased by $4.5 million, or 9.2%, primarily due to $1.9 million of higher general operating costs, including higher compensation payable to new and existing employees; $1.9 million of increased share-based compensation; and $0.5 million of impairment of intangible assets; and $0.2 million of higher sales and service training costs related to the segment for the annual customer and vendor meeting.

Spend Management expenses.  Spend Management expenses for the fiscal year ended December 31, 2008 were $73.1 million, an increase of $6.1 million, or 9.2%, from $67.0 million for the fiscal year ended December 31, 2007.

The growth in Spend Management expenses was primarily due to higher compensation expense to new and existing consulting and support staff, contributing $5.0 million of the overall increase. We also incurred higher share-based compensation expense to new and existing employees of $0.7 million compared to the prior period. Partially offsetting these expense increases was a $1.2 million decrease in the amortization of identified intangible assets as certain of these assets are amortized under an accelerated method and are nearing the end of their useful life.

As a percentage of Spend Management segment net revenue, segment expenses decreased from 35.5% during the fiscal year ended December 31, 2007 to 26.1% during the fiscal year ended December 31, 2008, primarily because of a decline in the amortization of identified intangibles.

Corporate expenses.  Corporate expenses for the fiscal year ended December 31, 2008 were $22.2 million, an increase of $5.2 million, or 30.3%, from $17.0 million for the fiscal year ended December 31, 2007, or 7.9% and 9.0% of total net revenue, respectively. These changes were mainly as a result of increased compensation payable to new and existing employees of $2.1 million, including the addition of certain senior staff functions; increased legal expenses from certain legal actions and claims arising in the normal course of business of $0.7 million; increased travel expenses of $0.7 million; and other general increases in overhead costs as a result of being a publicly-traded company, such as higher professional fees of $0.5 million and higher insurance expense for our directors and officers of $0.4 million. Partially offsetting these expense increases was an approximate $0.5 million decrease in share-based expense during the fiscal year ended December 31, 2008 compared to that of the prior year.

As a percentage of total net revenue, we expect corporate expenses to continue to decline in future periods due to the relatively fixed cost nature of our corporate operations.

Non-operating Expenses

Interest expense.  Interest expense for the fiscal year ended December 31, 2008 was $21.3 million, an increase of $0.9 million, or 4.3%, from interest expense of $20.4 million for the fiscal year ended December 31, 2007. As of December 31, 2008, we had total bank indebtedness of $245.6 million compared to $197.5 million as of December 31, 2007. The indebtedness incurred because of the Accuro acquisition in June 2008 and higher interest rates resulting from the related refinancing are primarily responsible for the increase in our interest expense. We expect increases in interest expense compared to prior periods due to an increased level of indebtedness, the amortization of $7.8 million of remaining debt issuance costs to be recognized over the remaining term of our debt, and $0.6 million in future interest expense associated with the deferred purchase consideration related to the acquisition of Accuro. Given the uncertainty of the credit markets, our interest expense may vary in 2009 as a result of fluctuations in interest rates.

Other income (expense).  Other expense for the fiscal year ended December 31, 2008 was $1.9 million, comprised principally of a $3.9 million expense to terminate our interest rate swap arrangements, offset by approximately $1.5 million in interest income and $0.4 million in rental income. Other income for the fiscal year ended December 31, 2007 was $3.1 million, primarily consisting of interest and rental income.

Income tax expense (benefit).  Income tax expense for the fiscal year ended December 31, 2008 was $7.5 million, an increase of $3.0 million from an income tax expense of $4.5 million for the fiscal year ended December 31, 2007, which was primarily attributable to (i) increased income before taxes resulting in higher federal income tax expense of $2.6 million; and, (ii) additional state income taxes totaling $2.3 million. Partially offsetting this increase was a $1.4 million decrease in our FIN 48 liability attributable to the resolution of uncertain tax positions in connection with the settlement of our tax years under audit with the Internal Revenue Service. The income tax expense recorded during the fiscal year ended December 31, 2008 and 2007 reflected an annual effective tax rate of 40.9% and 41.8%, respectively.

As of December 31, 2008, a valuation allowance of approximately $0.3 million was recorded against the deferred tax assets on certain state net operating loss carryforwards as the apportionment of this taxable income to certain states may not be sufficient for these loss carryforwards to be realized. We will analyze our federal and state net operating loss carryforwards periodically to ensure our valuation allowance is accurately stated.

Comparison of the Fiscal Years Ended December 31, 2007 and 2006

	Fiscal Year Ended December 31,
	2007		2006
		% of		% of	Change
	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands)

Net revenue:
Revenue Cycle Management	$80,512	42.7%	$48,834	33.4%	$31,678	64.9%
Spend Management
Administrative fees	142,320	75.5	125,202	85.6	17,118	13.7
Revenue share obligation	(47,528)	(25.2)	(39,424)	(27.0)	(8,104)	20.6
Other service fees	13,214	7.0	11,623	7.9	1,591	13.7

Total Spend Management	108,006	57.3	97,401	66.6	10,605	10.9

Total net revenue	$188,518	100.0%	$146,235	100.0%	$42,283	28.9%

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

Revenue Cycle Management revenue.  Revenue Cycle Management revenue for the fiscal year ended December 31, 2007 was $80.5 million, an increase of $31.7 million, or 64.9%, from revenue of $48.8 million for the fiscal year ended December 31, 2006. The increase was primarily the result of the following:

•	Acquisitions. $24.4 million of the increase was associated with the Revenue Cycle Management Acquisitions. $9.8 million was attributable to the revenue from services of XactiMed, which we acquired on May 18, 2007, and $14.6 million was attributable to MD-X, which we acquired on July 2, 2007.

•	Purchase accounting. $4.2 million of the increase resulted from the effect of a one-time, purchase accounting adjustment to fair value of Avega’s deferred revenue balance, thus reducing recognizable revenue; this adjustment had a $4.9 million effect in 2006 compared to a $0.7 million impact in 2007.

•	Sales of additional products and services. $3.1 million of the increase is primarily attributable to the increased demand with our RCM compliance services. Our business intelligence license and service revenue remained approximately equal to that of the prior year, after adjusting for the effect of the one-time purchase accounting adjustment to fair value Avega’s deferred revenue balance discussed previously. During 2007, we experienced delays in the release of the fourth version of our decision support software, which inhibited growth of Revenue Cycle Management revenue during the year.

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

•	Administrative fees. Administrative fee revenue increased by $18.5 million as compared to the prior year primarily as a result of increases in purchasing volumes by existing customers under our group purchasing organization contracts with our manufacturer vendors. This increase in administrative fee revenue included a net $1.4 million decrease in contingent revenue recognized upon customer confirmation that performance targets have been achieved resulting in a net $17.1 million overall increase in administrative fees.

•	Revenue share obligation. Revenue share obligation increased $8.1 million as compared to the prior period. The revenue share ratio for the fiscal year ended December 31, 2007 was 33.4% versus 31.5% for the year ended December 31, 2006. The increase in our revenue share ratio was primarily the result of changes in revenue mix to larger customers during the period. Larger customers who commit to higher levels of purchasing volume through our group purchasing organization contracts typically receive higher revenue share obligation percentages.

•	Other service fees. The $1.6 million of growth in other service fees primarily relate to new subscription agreements for SaaS-based spend analytic solutions with new customers. To a lesser extent, other service fees increased from a higher number of consulting hours, or higher utilization, performed under new and existing customer agreements.

	Fiscal Year Ended December 31,
	2007		2006
		% of		% of	Change
	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands)

Operating expenses:
Cost of revenue	$27,983	14.8%	$15,601	10.7%	$12,382	79.4%
Product development expenses	7,785	4.1	7,163	4.9	622	8.7
Selling and marketing expenses	35,748	19.0	32,205	22.0	3,543	11.0
General and administrative expenses	64,817	34.4	55,363	37.9	9,454	17.1
Depreciation	7,115	3.8	4,822	3.3	2,293	47.6
Amortization of intangibles	15,778	8.4	11,738	8.0	4,040	34.4
Impairment of property & equipment and intangibles	1,204	0.6	4,522	3.1	(3,318)	(73.4)

Total operating expenses	160,430	85.1	131,414	89.9	29,016	22.1
Operating expenses by segment:
Revenue Cycle Management	76,445	40.6	53,452	36.6	22,993	43.0
Spend Management	66,974	35.5	59,745	40.9	7,229	12.1

Total segment operating expenses	143,419	76.1	113,197	77.4	30,222	26.7
Corporate expenses	17,011	9.0	18,217	12.5	(1,206)	(6.6)

Total operating expenses	$160,430	85.1%	$131,414	89.9%	$29,016	22.1%

Total Operating Expenses

Cost of revenue.  Cost of revenue for the fiscal year ended December 31, 2007 was $28.0 million, or 14.8% of total net revenue, an increase of $12.4 million, or 79.4%, from cost of revenue of $15.6 million, or

10.7% of total net revenue, for the fiscal year ended December 31, 2006. Of this increase, $9.7 million was attributable to acquired cost of revenue from businesses acquired in the comparable periods. Excluding the impact of businesses acquired during the year, the 2007 cost of revenue was $18.3 million, or 11.2% of related net revenue. This increase is generally attributable to the increased costs of delivering our Spend Management services.

Product development expenses.  Product development expenses for the fiscal year ended December 31, 2007 were $7.8 million, or 4.1% of total net revenue, an increase of $0.6 million, or 8.7%, from product development expenses of $7.2 million, or 4.9% of total net revenue, for the fiscal year ended December 31, 2006. The fiscal year ended December 31, 2007 includes $1.2 million of product development expenses attributable to businesses acquired in 2007. Excluding such acquired expenses, product development expenses decreased $0.6 million from 2006 to 2007. Excluding the impact of the Revenue Cycle Management Acquisitions, our product development expenses as a percentage of related net revenue decreased from 4.9% to 4.1%. This decrease is primarily due to higher capitalized software development costs in 2007. We capitalized $1.5 million in additional software development costs during the fiscal year ended December 31, 2007, when compared to the fiscal year ended December 31, 2006, specifically for the development of a significant update of our decision support software product in the Revenue Cycle Management segment.

Selling and marketing expenses.  Selling and marketing expenses for the fiscal year ended December 31, 2007 were $35.7 million, or 19.0% of total net revenue, an increase of $3.5 million, or 11.0%, from selling and marketing expenses of $32.2 million, or 22.0% of total net revenue, for the fiscal year ended December 31, 2006. This increase includes $1.7 million primarily attributable to businesses acquired in 2007, which mostly consists of compensation of additional sales and marketing personnel of the acquired businesses. In addition, this increase includes $0.7 million of higher expenses associated with our annual customer and vendor meeting, and $0.5 million in higher share-based compensation associated with new equity grants both to existing and new sales and marketing personnel from acquired companies. During 2007, we gained modest selling efficiencies resulting from a sales reorganization in the fourth quarter of 2006. Excluding the impact of the Revenue Cycle Management Acquisitions, our selling and marketing expenses as a percentage of related net revenue decreased from 22.0% to 20.7%.

General and administrative expenses.  General and administrative expenses for the fiscal year ended December 31, 2007 were $64.8 million, or 34.4% of total net revenue, an increase of $9.5 million, or 17.1%, from general and administrative expenses of $55.4 million, or 37.9% of total net revenue, for the fiscal year ended December 31, 2006. The fiscal year ended December 31, 2007 includes $9.3 million of general and administrative expenses attributable to businesses acquired in 2007, and $2.0 million in higher share-based compensation associated with new equity grants both to existing and new general and administrative personnel from acquired companies. Excluding the effect of the acquisitions and share-based compensation, general and administrative expenses decreased by $1.8 million from the prior period. The decrease is primarily the result of litigation expenses of $4.6 million incurred during the fiscal year ended December 31, 2006 which did not reoccur in 2007, partially offset by increased employee compensation from new and existing personnel totaling $1.1 million. Excluding the impact of the Revenue Cycle Management Acquisitions, our general and administrative expenses as a percentage of related net revenue decreased from 37.9% to 34.0%.

Depreciation.  Depreciation expense for the fiscal year ended December 31, 2007 was $7.1 million, or 3.8% of total net revenue, an increase of $2.3 million, or 47.6%, from depreciation of $4.8 million, or 3.3% of total net revenue, for the fiscal year ended December 31, 2006. This increase primarily resulted from increased capital expenditures for computer software developed for internal use and hardware related to personnel growth, fixed assets from acquired businesses, and the build-out of new office space.

Amortization of intangibles.  Amortization of intangibles for the fiscal year ended December 31, 2007 was $15.8 million, or 8.4% of total net revenue, an increase of $4.0 million, or 34.4%, from amortization of intangibles of $11.7 million, or 8.0% of total net revenue, for the fiscal year ended December 31, 2006. This increase primarily resulted from the amortization of certain identified intangible assets acquired during 2007.

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

Segment Operating Expenses

Revenue Cycle Management expenses.  Revenue Cycle Management expenses for the fiscal year ended December 31, 2007 were $76.4 million, an increase of $23.0 million, or 43.0%, from $53.5 million for the fiscal year ended December 31, 2006. This increase was the result of a $25.8 million increase in other operating expenses period over period offset by a $2.8 million decrease in IPR&D acquisition-related impairment charges. The $25.8 million increase in operating expenses includes $26.1 million of expenses attributable to recent acquisitions excluding the $1.2 million IPR&D acquisition-related impairment charge in 2007 related to XactiMed.

Spend Management expenses.  Spend Management expenses for the fiscal year ended December 31, 2007 were $67.0 million, an increase of $7.2 million, or 12.1%, from $59.7 million for the fiscal year ended December 31, 2006. The increase is generally higher than the 10.9% Spend Management revenue growth over the same period due to increased cost of delivering services to new and renewing customers in our Spend Management segment, including the implementation costs of our consulting totaling $1.2 million and subscription services totaling $1.4 million. This increase includes a $2.3 million increase resulting from the acquisition of D&I, a $3.9 million increase in employee compensation resulting from personnel growth and incentive compensation, $0.3 million in higher share-based compensation from new equity awards and a $0.7 million increase in the cost of our annual vendor and customer meeting.

Corporate expenses.  Corporate expenses for the fiscal year ended December 31, 2007 were $17.0 million, a decrease of $1.2 million, or 6.6%, from $18.2 million for the fiscal year ended December 31, 2006, or 9.0% and 12.5% of total net revenue, respectively. These changes were mainly resulting from the $4.6 million reduction in litigation costs from the prior period, partially offset by increased employee compensation from new personnel totaling $1.0 million and $2.0 million in higher share-based compensation from new equity awards.

Non-operating Expenses

Interest expense.  Interest expense for the fiscal year ended December 31, 2007 was $20.4 million, an increase of $9.5 million, or 86.7%, from interest expense of $10.9 million for the fiscal year ended December 31, 2006. The increase in interest primarily related to increased indebtedness resulting from the October 2006 Refinancing and the July 2007 Amendment. Specifically, the October 2006 Refinancing replaced $125.0 million of senior credit facilities with $230.0 million of senior credit facilities, and the July 2007 Financing provided us an additional $150.0 million of senior credit facilities. The proceeds from our indebtedness increases were primarily used to fund acquisitions and shareholder dividend payments. We reduced our aggregate indebtedness by $120.8 million in December 2007, inclusive of a $0.8 million required quarterly principal payment paid prior to December 31, 2007.

Other income (expense).  Other income for the fiscal year ended December 31, 2007 was $3.1 million, comprised principally of $2.6 million in interest income and $0.4 million of rental income. Other expense for the fiscal year ended December 31, 2006 was $3.9 million, primarily consisting of a legal settlement paid during this period totaling $6.2 million, offset by $1.4 million of interest income and $0.4 million of rental income.

Income tax expense (benefit).  Income tax expense for the fiscal year ended December 31, 2007 was $4.5 million, an increase of $13.4 million from an income tax benefit of $8.9 million for the fiscal year ended December 31, 2006, which was primarily attributable to (i) a $7.5 million decrease in the release of our valuation allowance compared to the prior period; (ii) 2007 income before taxes resulting in higher income tax expense of $3.8 million compared to the prior period; (iii) $1.3 million relating uncertain tax positions under

FIN 48; (iv) higher tax expense associated with the increase in our meals and entertainment expenses totaling $0.5 million; and, (v) $0.4 million in tax expense related to the write-off of in-process R&D impairment. Partially offsetting the increase was a decrease in state income taxes of $0.8 million. The income tax expense recorded during the year ended December 31, 2007 was an effective rate of 41.8%. The income tax benefit recorded during the fiscal year ended December 31, 2006 primarily related to the reversal of a deferred tax valuation allowance totaling $6.2 million upon the acceptance by the Internal Revenue Service of a change in tax accounting method for revenue recognition and, to a lesser extent, the benefit resulting from our 2006 federal and state net operating losses. See Note 11 of our consolidated financial statements for further discussion.

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

Revenue Recognition

Our net revenue consists primarily of (a) administrative fees and (b) other service fee revenue that is comprised of (i) consulting revenues, (ii) subscription implementation and fees from hosting arrangements, (iii) transaction fees and contingency fees, and, (iv) software-related fees.

In accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, we recognize revenue when (a) there is a persuasive evidence of an arrangement, (b) the fee is fixed or determinable, (c) services have been rendered and payment has been contractually earned, and (d) collectability is reasonably assured.

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

Our estimated customer relationship period may change due to the changing attrition rates of our customers. We have historically changed our estimates of customer relationship periods for certain of our web-hosted customers. These changes in estimated customer lives have typically deferred revenue over longer periods.

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

In arrangements where VSOE cannot be determined for the separate elements of the arrangement, the entire arrangement fee is recognized ratably over the period in which the services are expected to be performed or over the software support period, whichever is longer, beginning with the delivery and acceptance of the software, provided all other revenue recognition criteria are met.

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

Goodwill and Intangible Assets

We evaluate goodwill and other intangible assets for impairment annually and whenever events or changes in circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. We complete our impairment evaluation by performing valuation analyses, in accordance with SFAS 142, Goodwill and Other Intangible Assets. The Company considers the following to be important factors that could trigger an impairment review and may result in an impairment charge: significant and sustained underperformance relative to historical or projected future operating results; identification of other impaired assets within a reporting unit; significant and sustained adverse changes in business climate or regulations; significant negative changes in senior management; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; and a significant decline in the Company’s stock price for a sustained period.

We determine fair value using an estimated discounted cash flow analysis. This analysis contains uncertainties because it requires us to make assumptions and to apply judgment to estimate industry economic factors and the profitability and growth of future business strategies to determine estimated future cash flows and an appropriate discount rate. It is our policy to conduct impairment testing based on our current business strategy in light of present industry and economic conditions, as well as future expectations. We adopted Statement of Financial Accounting Standard (or “SFAS”) No. 157, Fair Value Measurements, (or “SFAS No. 157”), as of January 1, 2009 for certain non-financial assets and liabilities which will require us to evaluate those assets and liabilities within an established fair value hierarchy based on the inputs utilized in the relative valuation process. The adoption of SFAS No. 157 may impact future fair value assessments on certain assets; for example, the fair value of our business units in the assessment of goodwill impairment, which could result in a potential impairment.

Our estimates of future cash flow used in these valuations could differ from actual results. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. Based on our sensitivity analysis, a hypothetical 10% decrease applied to our assumed growth rates used in our discounted cash flow analysis would not result in an impairment of our intangible assets nor would it cause us to further evaluate goodwill for impairment.

Acquisitions — Purchase Price Allocation

In accordance with accounting for business combinations, we allocate the purchase price of an acquired business to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. We adopted SFAS No. 141 (revised 2007), Business Combinations (or “SFAS No. 141(R)”), which replaces Statement of Financial Accounting Standards No. 141, Business Combinations, as of January 1, 2009. The statement retains the purchase method of accounting for acquisitions and requires a number of changes to the original pronouncement, including changes in the way assets and liabilities are recognized in purchase accounting. Other changes include requiring the recognition of assets acquired and liabilities assumed arising from contingencies, requiring the capitalization of in-process research and development at fair value, and requiring the expensing of acquisition-related costs as incurred.

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

Given our history of acquisitions, we may allocate part of the purchase price of future acquisitions to contingent consideration as required by SFAS No. 141R. The fair value calculation of contingent consideration will involve a number of assumptions that are subjective in nature and which may differ significantly from actual results. We may experience volatility in our earnings to some degree in future reporting periods as a result of these fair value measurements.

Allowance for Doubtful Accounts

In evaluating the collectability of our accounts receivable, we assess a number of factors, including a specific client’s ability to meet its financial obligations to us, such as whether a customer declares bankruptcy. Other factors include the length of time the receivables are past due and historical collection experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from clients. If circumstances related to specific clients change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the consolidated financial statements.

We have not made any material changes in the accounting methodology used to estimate the allowance for doubtful accounts. If actual results are not consistent with our estimates or assumptions, we may be exposed to gains or losses.

Our 2008 bad debt expense to total net revenue ratio was approximately 0.7%. A hypothetical 10% increase in bad debt expense would result in approximately $0.2 million of additional bad debt expense for the fiscal year ended December 31, 2008.

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

We estimate the company’s effective tax rate based upon the known rates and estimated state tax apportionment. This rate is determined based upon location of company personnel, location of company assets and determination of sales on a jurisdictional basis. We currently file returns in approximately 80 jurisdictions.

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

Effective January 1, 2007, we adopted Financial Accounting Standards Board, or FASB, Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adopting FIN No. 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

Upon adoption of FIN No. 48, our policy is to include interest and penalties in our provision for income taxes. The tax years 1999 through 2008 remain open to examination by certain state taxing jurisdictions to which we are subject. The tax year 2008 remains open to examination by the Internal Revenue Service.

Each quarter we assess our uncertain tax positions and adjust our reserve accordingly based on the most recent facts and circumstances. If there is a significant change in the underlying facts and circumstances or applicable tax law modifications, we may be exposed to additional benefits or expense. See Note 11 of our consolidated financial statements for the impact of uncertain tax positions in 2008.

We expect an increase in our income tax expense in future years, a component of which will be attributable to the limits of our net operating loss carryforwards.

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

Prior to our initial public offering, valuing our share price as a privately held company was complex. We used reasonable methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, in assessing and determining the fair value of our common stock for financial reporting purposes. The fair value of our common stock was determined through periodic valuations. We have performed valuations of our common stock at least annually prior to our initial public offering.

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

For grants following the initial public offering, we utilized market-based share prices of our common stock in the Black-Scholes option pricing model to calculate fair value of our common stock option awards. This valuation technique will continue to involve highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and estimated forfeitures. As a public entity, it is not practicable for us to estimate the expected volatility of our share price. In accordance with SFAS No. 123(R), we have estimated grant-date fair value of our shares using volatility calculated from an appropriate industry sector index of comparable entities. We identified similar public entities for which share and option price information was available, and considered the historical volatilities of those entities’ share prices in calculating volatility. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding. Based on its limited history, we utilized the “simplified method” as prescribed in Staff Accounting Bulletin No. 107, Share-based Payment, to calculate expected term. The assumptions used in calculating the fair value of share-based payment awards will continue to represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation could be materially different in the future.

Self-Insurance Reserves

Beginning January 1, 2008, we established a company-wide self-insurance plan for employee healthcare and dental insurance. We accrue self-insurance reserves based upon estimates of the aggregate liability of claim costs which are probable and estimable. We obtain third-party insurance coverage to limit our exposure on certain catastrophic claims. Our current insurance policy contains a stop-loss amount of $0.2 million per individual and a maximum aggregated stop-loss limit of $1.0 million per policy year on certain catastrophic claims. Reserves for claim costs are estimated using certain actuarial assumptions followed in the insurance industry and our historical experience.

Self-insurance reserves are based on management’s estimates of the costs to settle employee insurance claims. As such, differences between actual costs and management’s estimates could be significant. Additionally, changes in actuarial assumptions used in the development of these reserves could affect net income in a given period. Changes in the nature of claims or the number of employees could also impact our estimate. Our current estimated aggregate maximum payment exposure under the insurance plan, for the current plan year, is approximately $1.0 million as of December 31, 2008. Based on the trend of rising healthcare costs, we may experience higher employee healthcare expense in future periods.

A hypothetical 10% change in our self-insured liabilities as of December 31, 2008 would have affected net earnings by approximately $0.1 million in fiscal year 2008.

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

We believe we currently have adequate cash flow from operations, capital resources and liquidity to meet our cash flow requirements including the following near term obligations (i) our working capital needs; (ii) debt service obligations including a required excess cash payment to our lenders of approximately $27.5 million; (iii) our $20.0 million deferred purchase payment obligation related to the Accuro acquisition if we elect to satisfy this obligation in cash; (iv) planned capital expenditures for the next 12 months; (v) our revenue share obligation and rebate payments; and, (vi) estimated federal and state income tax payments in the first six months of 2009 of approximately $0.8 million.

Historically, we have utilized federal net operating loss carryforwards (“NOLs”) for both regular and Alternative Minimum Tax payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. However, given the current amount and limitations of our NOLs, we expect our cash paid for taxes to increase significantly in future years.

We have not historically utilized borrowings available under our credit agreement to fund operations. However, pursuant to the change in our cash management practice previously noted, we currently use the swing-line component of our revolver for funding operations while we voluntarily apply our excess cash balances to reduce our swing-line loan on a daily basis. We have $109.0 million available (net of a $1.0 million letter of credit) on our revolving credit facility as of December 31, 2008, which matures on October 23, 2011. We had $30.0 million available on our swing-line sublimit, which is part of our revolving facility, which matures on October 23, 2011. We may observe fluctuations in cash flows provided by operations from period to period due to unforeseen factors. These factors may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

•	changes in working capital from the inconsistent timing of cash receipts and payments for major recurring items such as accounts receivable collections, accounts payable payments, revenue share obligation payments, incentive compensation, changes in deferred revenue, and other various items;

•	acquisitions; and

•	unforeseeable events or transactions.

We may continue to pursue other acquisitions or investments in the future. We may also increase our capital expenditures consistent with our anticipated growth in infrastructure, software solutions, and personnel, and as we expand our market presence. Cash provided by operating activities may not be sufficient to fund such expenditures. Accordingly, in addition to the use of our available revolving credit facility, we may need to engage in additional equity or debt financings to secure additional funds for such purposes. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain required financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be limited.

Discussion of Cash Flow

As of December 31, 2008, 2007, and 2006, we had cash and cash equivalents totaling $5.4 million, $137.0 million and $23.5 million, respectively.

Our cash provided by operations is generally driven by cash receipts generated by our customers offset by cash paid for the operating expenses of providing services and products to our customers. If we continue to grow our revenues while maintaining a more modest growth rate in operating expenses, we expect cash provided by operations to continue to grow from period to period.

Cash provided by operations for the fiscal year ended December 31, 2008 was $52.1 million. The $10.5 million increase in cash provided by operations compared to the prior period is primarily due to cash receipts from higher profitability in the current year attributable to the results of operations of the businesses acquired in the Revenue Cycle Management Acquisitions, growth in our legacy Revenue Cycle Management business and higher administrative fees and profitability at our Spend Management segment.

Included in this increase are changes in assets and liabilities, including deferred revenue that contributed a net positive increase of $4.7 million in cash compared to the prior period for cash receipts that were not yet recognized as revenue; and a net positive increase of $3.1 million in accounts payable related to the timing of payments to our vendors. Offsetting the above increases in operating cash flow are (i) a negative cash flow impact related to accounts receivable of $10.9 million primarily attributable to the increase in net revenue in 2008, the post-acquisition impact on accounts receivable related to the financial system integration of Accuro and large invoices that were issued late in the fourth quarter of 2008; (ii) a net increase of $4.1 million in other long term assets, which was primarily attributable to the increase in post-acquisition deferred implementation costs for the Accuro-related SaaS-based software and service revenue that did not exist in the prior year; (iii) a net decrease of $7.7 million in our accrued revenue share incentive and rebate obligations related to the timing of payments; and, (iv) a net decrease of $2.8 million in other accrued expenses primarily attributable to the payout of the interest rate swap liability that was settled during the year.

In addition, during 2008, we experienced an increase in bad debt expense of $0.8 million for a total of $1.9 million or 0.7% of total net revenue, compared to $1.1 million, or 0.6% of total net revenue to the prior period to reserve for higher aging accounts receivable for services primarily related to our transaction fee and service businesses. We will continue to monitor our customer accounts receivable balances and will make the necessary adjustments to the allowance once any collectability issues are identified. As a result, we are currently not able to estimate any significant unusual changes to our bad debt exposure for the fiscal year 2009; however, a continuing impact of current adverse economic conditions could affect our ability to collect customer payments in future periods.

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

We believe that cash used in investing activities will continue to be materially impacted by future acquisitions, continued growth in investments in property, equipment, purchased software and capitalized software development costs. Our property, equipment and software investments consist primarily of technology infrastructure to provide capacity for expansion of our customer base, including computers and related equipment, and software purchased or implemented by outside parties. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality. Cash used in investing activities increased from $107.7 million for the fiscal year ended December 31, 2007 to $228.0 million for the fiscal year ended December 31, 2008, mainly due to the costs of the acquisition of Accuro totaling $210.0 million and increased capitalized software development costs totaling $11.1 million that are primarily related to the development of new products.

Cash used in investing activities for the fiscal year ended December 31, 2007 was $107.7 million, and primarily relates to cash used in the acquisitions of MD-X and XactiMed of $70.8 million and $20.2 million, net of cash acquired, respectively. It also includes capital expenditures for operational growth and capitalization of software development costs.

Cash provided by financing activities for the fiscal year ended December 31, 2008 was $44.3 million. The amount primarily represents the net proceeds received for debt financing of the Accuro acquisition during the period. Partially offsetting the net proceeds received during the period are voluntary and mandatory repayments on our revolving credit and term loan facilities totaling $149.3 million and $2.4 million, respectively, and debt issuance costs associated with our May 2008 debt refinancing transactions totaling $6.2 million.

Cash provided by financing activities for the fiscal year ended December 31, 2007 was $179.5 million. This includes the proceeds from the July 2007 Amendment (see Note 6 to Notes to Consolidated Financial Statements), as well as $10.2 million of borrowing under our revolving credit facility in May 2007, and proceeds from the initial public offering, partially offset by a $70.0 million payment of the 2007 Dividend and a partial prepayment of indebtedness. The debt proceeds from the 2007 Amendment were primarily used to finance the acquisition of MD-X and to fund the 2007 Dividend. The balance of the proceeds from the 2007 Amendment was used to repay $10.2 million of borrowings drawn under the revolving credit facility. We received $216.6 million in net proceeds from our initial public offering of common stock and subsequently used $120.0 million of the proceeds to pay down indebtedness. We also made $2.5 million of quarterly principal payments on our term loan as required under our credit agreement, and we incurred $1.6 million in costs related to the issuance of additional senior term debt.

Credit Agreement

We are party to a credit agreement, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, BNP Paribas, as Syndication Agent, CIT Healthcare LLC, as Documentation Agent, and the other lenders party thereto, or the Lenders, as amended. The agreement provides for a (i) term loan facility and (ii) a revolving loan facility with a $110.0 million aggregate loan commitment amount available, including a $10.0 million sub-facility for letters of credit and a $30.0 million swing-line facility. We utilize the revolving credit facility for working capital and other general corporate purposes.

Borrowings under the Credit Agreement bear interest, at our option, equal to the Eurodollar Rate for a Eurodollar Rate Loan (as defined in the Credit Agreement), or the Base Rate for a Base Rate Loan (as defined in the Credit Agreement), plus an applicable margin. Under the revolving loan facility we also pay a quarterly commitment fee on the undrawn portion of the revolving loan facility ranging from 0.25% to 0.50% based on the same consolidated leverage ratio and a quarterly fee equal to the applicable margin for Eurodollar Rate Loans on the aggregate amount of outstanding letters of credit. See table below for a summary of the pricing tiers for all applicable margin rates. As of December 31, 2008, our applicable margin on our revolving credit facility and term loan facility was tier four and tier two, respectively.

Revolving Credit Facility
	Consolidated
Pricing	Leverage	Commitment	Letter of	Eurodollar	Base Rate
Tier	Ratio	Fee	Credit Fee	Loans	Loans

1	≥ 3.5:1.0	0.50%	3.50%	3.50%	2.50%
2	≥ 3.0:1.0 but
	< 3.5:1.0	0.375%	3.25%	3.25%	2.25%
3	≥ 2.5:1.0 but
	< 3.0:1.0	0.375%	2.75%	2.75%	1.75%
4	≥ 2.0:1.0 but
	< 2.5:1.0	0.30%	2.50%	2.50%	1.50%
5	< 2.0:1.0	0.25%	2.25%	2.25%	1.25%

Term Loan Facility
	Consolidated
Pricing	Leverage	Eurodollar	Base Rate
Tier	Ratio	Loans	Loans

1	≥3.0:1.0	4.00%	3.00%
2	< 3.0:1.0	3.75%	2.75%

The term loan facility matures on October 23, 2013 and the revolving loan facility matures on October 23, 2011. We are required to make quarterly principal amortization payments of approximately $0.6 million on the term loan facility. Such required quarterly principal payments were reduced from $0.8 million after partially prepaying our term loan using proceeds from our initial public offering. No principal payments are due on the revolving loan facility until the revolving facility maturity date. We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of our credit agreement.

In May 2008, we entered into the third amendment to our existing credit agreement in connection with the completion of the Accuro acquisition. The third amendment increased our term loan facility by $50.0 million and the commitments to loan amounts under our revolving credit facility from $110.0 million to $125.0 million (subsequently reduced by the Lehman Brothers bankruptcy as discussed below). The third amendment also increased the applicable margins on the rate of interest we pay under our credit agreement. As set forth above, the additional debt is subject to certain financial covenants of the original credit agreement. With respect to our revolving credit facility, there are no provisions in the credit agreement that require us to maintain a lock-box arrangement. The Third amendment became effective upon the closing of the Accuro Acquisition on June 2, 2008. We utilized cash on hand and approximately $100.0 million of the increased borrowings to fund the cash portion of the purchase price of Accuro.

In July 2008, we entered into the fourth amendment to our existing credit agreement. The fourth amendment increased the swing-line loan sublimit from $10.0 million to $30.0 million. The balance outstanding under our swing-line loan is a component of the revolving credit commitments. The total commitments under the credit facility, including the aggregate revolving credit commitments, were not increased as a result of the fourth amendment.

During September 2008, a subsidiary of Lehman Brothers Holdings, Inc. that had extended commitments of $15.0 million under our revolving credit facility filed for bankruptcy. This lender has not funded its ratable share of borrowing requests since this filing and we do not expect that this lender will fund its pro rata share of any future borrowing requests. Accordingly, until such time as these commitments are assigned to a substitute lender, the effective commitments outstanding under the revolver have declined by $15.0 million to $110.0 million. However, we have not encountered, nor are we expecting to encounter, any other limitations from our lenders affecting our ability to draw requisite amounts of cash from our revolver to fund our operational cash flow requirements.

During September 2008, we voluntarily changed our cash management practice to reduce our interest expense by instituting an auto-borrowing plan with the agent under our credit agreement. As a result, all of our excess cash on hand is voluntarily used to repay our swing-line credit facility on a daily basis and we now fund our cash expenditures by using swing-line loans.

As of December 31, 2008, we had a zero balance on our swing-line loan and $109.0 million was available under our revolving credit facility (after giving effect to $1.0 million of outstanding but undrawn letters of credit on such date and the effective commitments reduction resulting in the defaulting lender affiliated with Lehman Brothers). We also had $245.6 million outstanding of bank debt and a cash balance of $5.4 million as of December 31, 2008.

Our credit agreement contains financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities. For example, our credit agreement includes covenants restricting, among other things, our ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments. Our credit agreement also includes financial covenants including requirements that we maintain compliance with a maximum consolidated total debt to adjusted EBITDA leverage ratio of 4.50 to 1.0 and a minimum consolidated fixed charges coverage ratio of 1.25 to 1.0 as of December 31, 2008. The consolidated total debt to adjusted EBITDA leverage ratio and the consolidated fixed charges coverage ratio thresholds adjust in future periods. The following table shows our future covenant thresholds:

Covenant Required Ratios
Consolidated
	Consolidated	Fixed
	Leverage	Charge
Period	Ratio	Coverage

October 1, 2008 through September 30, 2009	4.5:1.0	1.25:1.0
October 1, 2009 through September 30, 2010	4.0:1.0	1.5:1.0
October 1, 2010 through maturity	3.5:1.0	1.5:1.0

The components that comprise the calculation of the aforementioned covenants are specifically defined in our credit agreement and require us to make certain adjustments to derive the amounts used in the calculation of each ratio. Based on our analysis as of December 31, 2008, our consolidated total debt to adjusted EBITDA leverage ratio, calculated in accordance with the credit agreement, was approximately 2.3 to 1.0 and our consolidated fixed charges coverage ratio was approximately 4.3 to 1.0, both of which are in compliance with the requirements of our credit agreement. Refer to the table in the earlier part of this section for a summary of the pricing tiers and the applicable rates. The determination of our pricing tier is based on the consolidated leverage ratio that was calculated in the most recent compliance certificate received by our administrative agent which would have been for the nine-month reporting period ended September 30, 2008. In addition, our loans and other obligations under the credit agreement are guaranteed, subject to specified limitations, by our present and future direct and indirect domestic subsidiaries. As of December 31, 2008, we were not in default of any restrictive or financial covenants or ratios under our credit agreement.

Summary Disclosure Concerning Contractual Obligations and Commercial Commitments

We have contractual obligations under our credit agreement and a capital lease finance obligation. In addition, we maintain operating leases for certain facilities and office equipment. The following table summarizes our long-term contractual obligations as of December 31, 2008:

		Payments Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Bank credit facility(1)	$245,176	$30,015	$4,998	$210,163	$—
Operating leases(2)	40,940	7,127	13,250	9,397	11,166
Deferred purchase consideration(3)	20,000	20,000	—	—	—
Finance obligations(4)	10,009	152	358	464	9,035
Other liabilities(5)	566	328	238	—	—
FIN No. 48 liability(6)	339	—	—	—	339

	$317,030	$57,622	$18,844	$220,024	$20,540

(1)	Interest payments on our credit facility are not included in the above table. In addition to our regularly scheduled principal reduction payments, we have included an estimated excess cash flow payment required by our lenders of approximately $27.5 million in the above table in the less than one year column. Indebtedness under our credit facility bears interest at an annual rate of LIBOR plus an applicable margin. The applicable weighted average interest rate, inclusive of the LIBOR and the applicable margin, was 5.3% on our term loan facility at December 31, 2008. We had no amounts outstanding under our revolving credit facility at December 31, 2008. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our borrowings.

(2)	Relates to certain office space and office equipment under operating leases. Amounts represent future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year or more. See Note 7 of the Notes to Consolidated Financial Statements for more information.

(3)	Represents the deferred purchase consideration from the Accuro acquisition on June 2, 2008 payable at our option either in cash, in shares of our common stock or a consolidation of both on the first anniversary of the transaction closing date. Upon closing the acquisition, we recorded a liability of $18.5 million on our balance sheet, representing the present value of the $20.0 million deferred payment. We subsequently accreted $0.9 million of interest expense resulting in a liability of $19.4 million as of December 31, 2008. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

(4)	Represents a capital lease obligation incurred in a sale and subsequent leaseback transaction of an office building in August 2003. The transaction did not qualify for sale and leaseback treatment under SFAS No. 98. The amounts represent the net present value of the obligation. In July 2007, we extended the terms of our office building lease agreement by an additional four years through July 2017, which increased our total finance obligation by $1.1 million. See Note 6 of the Notes to Consolidated Financial Statements under the subheading “Finance Obligations” for additional information regarding this transaction and the related obligation.

(5)	Aggregation of several note payable balances associated with certain fixed asset purchases and other purchase obligations.

(6)	Effective January 1, 2007, we adopted FIN No. 48. The above amount relates to management’s estimate of uncertain tax positions. As a result of our NOLs, we have several tax periods with open statutes of limitations that will remain open until our NOLs are utilized. As such, we cannot predict the precise timing that this liability will be applied or utilized. Additionally the liability may increase or decrease if management’s estimate of uncertain tax positions changes when new information arises or changes in circumstances occur.

Indemnification of product users.  We provide a limited indemnification to users of our products against any patent, copyright, or trade secret claims brought against them. The duration of the indemnifications vary based upon the life of the specific individual agreements. We have not had a material indemnification claim, and we do not believe we will have a material claim in the future. As such, we have not recorded any liability for these indemnification obligations in our financial statements.

Acquisition contingent consideration.  On May 28, 2008, The Woodmoor Group, Inc. (“Woodmoor”) filed a Demand for Arbitration with the American Arbitration Association against Accuro, alleging that Woodmoor is due a “Performance Payment Amount” pursuant to the terms of the Asset Purchase Agreement (the “APA”) dated as of March 26, 2007 between Woodmoor, as Seller, and Accuro, as Buyer. Woodmoor claimed that it suffered actual damages in excess of $2.1 million as a result of Accuro’s allegedly negligent or fraudulent actions in the performance of its obligations under the APA. Accuro and MedAssets denied the allegations. On January 20, 2009, the arbitrator issued a summary judgment in favor of Accuro. Two of our prior acquisitions (Med-Data and D&I) have provisions in the respective asset purchase agreements requiring additional consideration to be paid to the former owners of the acquired assets if certain performance criteria are met.

The Med-Data contingency period ended June 30, 2007, and on September 25, 2007, we provided notice to the former owner of the Med-Data business indicating that we do not believe any additional payment is due. The former owner has disputed our calculation of the performance measures, alleged that we failed to fulfill our contractual obligations with respect to the earn-out, and filed a complaint in federal court with respect to these matters on November 30, 2007. On March 21, 2008, we filed an answer, denying the plaintiffs’ allegations; and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. Discovery has been substantially completed, but we cannot estimate a probable outcome of the litigation at this time. The maximum potential earn-out payment is $4.0 million. In addition, the plaintiffs claim that Ms. Hodges, one of the plaintiffs, is entitled to the accelerated vesting of options to purchase 140,000 shares of our common stock that she received in connection with her employment agreement with the Company.

The D&I acquisition contingency period ended on December 31, 2008 and no additional consideration was earned under the terms of the agreement.

Off-Balance Sheet Arrangements

We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building under a finance obligation. We do not believe that this letter of credit will be drawn.

Due to the Accuro acquisition, we increased the amount of office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year, including those acquired from Accuro, are as follows as of December 31, 2008 for each respective year:

Amount
(In thousands)

2009	$7,127
2010	6,756
2011	6,494
2012	6,063
2013	3,334
Thereafter	11,166

$40,940

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

In July 2008, we entered into a new lease on additional office space in order to acquire additional space totaling 22,409 square feet. The term of the expansion space is for 75 months commencing on January 1, 2009 and terminating on March 31, 2015. The total rental commitment under the lease is approximately $2.7 million.

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

Other than the additional indebtedness, the deferred purchase consideration committed for the acquisition of Accuro and any potentially related purchase price adjustments, as previously disclosed, and the additional lease commitments above, there are no material changes outside the ordinary course of business with respect to our contractual obligations.

As of December 31, 2008, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management and the board of directors in its financial and operational decision-making, we supplement our consolidated financial statements presented on a GAAP basis in this Annual Report on Form 10-K with the following non-GAAP financial measures: gross fees, revenue share obligation, EBITDA, adjusted EBITDA, adjusted EBITDA margin and Revenue Cycle Management acquisition-affected net revenue.

These non-GAAP financial measures may have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We compensate for such limitations by relying primarily on our GAAP results and using non-GAAP financial measures only supplementally. We provide reconciliations of non-GAAP measures to their most directly comparable GAAP measures, where possible. Investors are encouraged to carefully review those reconciliations. In addition, because these non-GAAP measures are not measures of financial performance under GAAP and are susceptible to varying calculations, these measures, as defined by us, may differ from and may not be comparable to similarly titled measures used by other companies.

Gross Fees and Revenue Share Obligation.  Gross fees include all administrative fees we receive pursuant to our vendor contracts and all other fees we receive from customers. Our revenue share obligation represents the portion of the administrative fees we are contractually obligated to share with certain of our GPO customers. Total net revenue (a GAAP measure) reflects our gross fees net of our revenue share obligation. These non-GAAP measures assist management and the board of directors and may be helpful to investors in analyzing our growth in the Spend Management segment given that administrative fees constitute a material portion of our revenue and are paid to us by over 1,200 vendors contracted by our GPO, and that our revenue share obligation constitutes a significant outlay to certain of our GPO customers. A reconciliation of these non-GAAP measures to their most directly comparable GAAP measure can be found in the “Overview” section of Item 7.

EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin.  We define: (i) EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) adjusted EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and other non-recurring, non-cash or non-operating items; and (iii) adjusted EBITDA margin, as adjusted EBITDA as a percentage of net revenue. We use EBITDA, adjusted EBITDA and adjusted EBITDA margin to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board of directors and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure (primarily interest charges and amortization of debt issuance costs), asset base (primarily depreciation and amortization) and items outside the control of the management team (taxes), as well as other non-cash (purchase accounting adjustments, and imputed rental income) and non-recurring items, from the our operational results. Adjusted EBITDA also removes the impact of non-cash share-based compensation expense.

Our board of directors and management also use these measures as i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and, ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees generally.

Additionally, research analysts, investment bankers and lenders may use these measures to assess our operating performance. For example, our credit agreement requires delivery of compliance reports certifying compliance with financial covenants certain of which are, in part, based on an adjusted EBITDA measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and our board of directors. The principal difference is that the measurement of adjusted EBITDA considered by our lenders under our credit agreement allows for certain adjustments (e.g., inclusion of interest income, franchise taxes and other non-cash expenses, offset by the deduction of our capitalized lease payments for one of our office leases) that result in a higher adjusted EBITDA than the Adjusted EBITDA measure reviewed by our board of directors and management and disclosed in this Annual Report on Form 10-K. Our credit agreement also contains provisions that utilize other measures, such as excess cash flow, to measure liquidity.

EBITDA, adjusted EBITDA and adjusted EBITDA margin are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Despite the advantages regarding the use and analysis of these measures as mentioned above, EBITDA, Adjusted EBITDA and adjusted EBITDA margin, as disclosed in this Annual Report on Form 10-K, have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA are:

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

The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net income, a comparable GAAP-based measure. All of the items included in the reconciliation from net income to EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation and amortization, impairment of intangibles and share-based compensation expense) or (ii) items that management does not consider in assessing our on-going operating performance (e.g., income taxes and interest expense). In the case of the non-cash items, management believes that investors can better assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other non-recurring items, management believes that investors can better assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Fiscal Year Ended December 31,
	2008	2007	2006
	(In thousands)

Net income	$10,841	$6,296	$8,843
Depreciation	9,793	7,115	4,822
Amortization of intangibles	23,442	15,778	11,738
Amortization of intangibles (included in cost of revenue)	1,581	1,145	745
Interest expense, net of interest income(1)	19,823	18,213	9,545
Income tax (benefit)	7,489	4,516	(8,860)

EBITDA	72,969	53,063	26,833
Impairment of intangibles(2)	2,272	1,204	4,522
Share-based compensation expense(3)	8,550	5,611	3,257
Debt issuance cost extinguishment(4)	—	—	2,158
Rental income from capitalizing building lease(5)	(438)	(438)	(438)
Litigation expenses(6)	—	—	8,629
Accuro, XactiMed & Avega purchase accounting adjustments(7)	2,449	1,131	4,906
Interest rate swap cancellation(8)	3,914	—	—
Failed acquisition charges(9)	—	—	886

Adjusted EBITDA	$89,716	$60,571	$50,753

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Consolidated Statement of Operations.

(2)	Impairment of intangibles during the fiscal year ended December 31, 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products, mainly due to the integration of Accuro’s operations and products. Impairment of intangibles during fiscal year ended December 31, 2007 and 2006 represents the write-off of in-process research and development from the XactiMed acquisition in May 2007 and Avega in 2006, respectively.

(3)	Represents non-cash share-based compensation to both employees and directors. The significant increase in 2008 is due to share-based grants made subsequent to our initial public offering. The significant increase in 2007 is due to the adoption of SFAS No. 123(R). We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(4)	These charges were incurred to expense unamortized debt issuance costs upon refinancing our credit facilities. We believe this expense relating to our financing and investing activities does not relate to our continuing operating performance.

(5)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See Note 6 to our Consolidated Financial Statements for further discussion of this rental income.

(6)	These legal expenses related to litigation that was brought against one of our subsidiaries and settled in May 2006. This litigation, and associated litigation expense, is considered by management to be non-recurring as it relates to isolated litigation outside the ordinary course of business.

(7)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro, XactiMed and Avega. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations.

(8)	During the fiscal year ended December 31, 2008, we recorded an expense associated with the cancellation of our interest rate swap arrangements. In connection with the cancellation, we paid the counterparty $3.9 million in termination fees. We believe such expense is infrequent in nature and is not indicative of continuing operating performance.

(9)	These charges reflect due diligence and acquisition expenses related to an acquisition that did not occur. We consider these charges to be non-recurring expenses that are not representative to underlying results of operations.

Revenue Cycle Management Acquisition-Affected Net Revenue.  Revenue Cycle Management acquisition-affected net revenue includes the revenue of certain acquired companies prior to our actual ownership. The XactiMed, MD-X and Accuro acquisitions were consummated on May 18, 2007, July 2, 2007 and June 2, 2008, respectively. This measure assumes the XactiMed and MD-X acquisitions, inclusive of certain purchase accounting adjustments, had occurred on January 1, 2007, and the acquisition of Accuro occurred on January 1 of each of 2007 and 2008. Revenue Cycle Management acquisition-affected net revenue is used by management and the board of directors to better understand the extent of period-over-period growth of the Revenue Cycle Management segment and the Company as a whole. Given the significant impact that these acquisitions had on the Company during the fiscal years ended December 31, 2007 and 2008, we believe such acquisition-affected net revenue may be useful and meaningful to investors in their analysis of such growth. Revenue Cycle Management acquisition-affected net revenue is presented for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been if these transactions had occurred at the beginning of such periods. This measure also should not be considered representative of our future results of operations. A reconciliation of Revenue Cycle Management acquisition-affected net revenue to its most directly comparable GAAP measure can be found in the “Results of Operations” section of Item 7.

Related Party Transactions

For a discussion of our transactions with certain related parties, see Note 17 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”) which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, it eliminates inconsistencies in the guidance provided in previous accounting pronouncements. For instance, SFAS No. 157 requires that companies evaluate their assets and liabilities within an established fair value hierarchy based on the inputs utilized in the relative valuation process.

In December 2007, the FASB provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually.

On January 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities, which consist of derivatives we record in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (or “SFAS No. 133”). These derivatives include a series of par forward contracts used to hedge currency exchange risk on a single customer contract, and an interest rate collar used to hedge interest rate risk on our indebtedness. Such derivatives are recorded at fair value on a recurring basis. We have not adopted SFAS No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value, such as goodwill and intangible assets.

We valued our derivative instruments using Level 2 inputs, as defined under SFAS No. 157, because our valuation technique included inputs that are considered significantly observable in the market, either directly or indirectly. Given the nature of the inputs utilized in our valuation models and their visibility in the market, we are not able to reasonably estimate any sensitivity to changes in valuation due to market volatility. See Note 2 of our Consolidated Financial Statements herein for further discussion on the valuation methodology on our derivatives.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (or “SFAS No. 159”), which permits all entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The election to measure eligible instruments at fair value can be done on an instrument-by-instrument basis, is irrevocable and can only be applied to the entire instrument. Changes in fair value for subsequent measurements will be recognized as unrealized gains or losses in earnings at each subsequent reporting date. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. As of December 31, 2008, we have not elected to measure any of our financial assets or liabilities at fair value that are not already required to be measured at fair value.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (or “SFAS No. 141(R)”), which replaces Statement of Financial Accounting Standards No. 141, Business Combinations. SFAS No. 141(R) retains the purchase method of accounting for acquisitions and requires a number of changes to the original pronouncement, including changes in the way assets and liabilities are recognized in purchase accounting. SFAS No. 141(R) also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133 (or “SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (i) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (ii) the disclosure of derivative features that are credit risk-related; and (iii) cross-referencing within the footnotes. SFAS No. 161 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS No. 161. We do not believe the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

GAAP Hierarchy

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, in September 2008. The Company is currently evaluating the impact of SFAS No. 162 on its financial statements.

Intangible Assets

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets, for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets. We are in the process of evaluating the new disclosure requirements under FSP No. 142-3.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk.  Certain of our contracts are denominated in Canadian dollars. As our Canadian sales have not historically been significant to our operations, we do not believe that changes in the Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations, we may increase the amount of our sales to foreign customers. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether a forward currency hedge instrument would be warranted. On August 2, 2007, we entered into a series of forward contracts to fix the Canadian dollar-to-U.S. dollar exchange rates on a Canadian customer contract, as discussed in Note 2 to our Consolidated Financial Statements herein. Other than another Canadian dollar contract that we have not elected to hedge, we currently do not transact business in any currency other than the U.S. dollar.

We considered the credit worthiness of the counterparty of the hedge instruments. Given the current situation in the credit markets and specific challenges related to financial institutions, the Company continues to believe that the underlying size, international presence and US government cash infusion, and track record of the counterparty will allow them to perform under the obligations of the contract and are not a risk of default that would change the highly effective status of the hedged instruments.

Interest rate risk.  We had outstanding borrowings on our term loan and revolving credit facility of $245.6 million as of December 31, 2008. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin. We entered into an interest rate collar in June 2008 which effectively sets a maximum LIBOR interest rate of 6.00% and a minimum LIBOR interest rate of 2.85% on the interest rate we pay on $155.0 million of our term loan debt outstanding, effectively limiting our base interest rate exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar does not hedge the applicable margin that the counterparty charges (1.75% and 2.75% on our revolving credit facility (base rate loan) and term loan, respectively, as of December 31, 2008). Settlement payments are made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding. The collar terminates on September 30, 2010 and no consideration was exchanged with the counterparty to enter into the hedging arrangement. As of December 31, 2008, we pay an effective interest rate of 2.85% on $155.0 million of notional term loan debt outstanding before applying the applicable margin.

We considered the credit worthiness of the counterparty of the hedge instrument when assessing effectiveness. The Company believes that given the size of the hedged instrument and the likelihood that the counterparty would have to perform under the contract (i.e. LIBOR goes above 6.00%) mitigates any potential credit risk and risk of non-performance under the contract. In addition, the Company understands the counterparty has been acquired by a much larger financial institution. We believe that the creditworthiness of buyer mitigates risk and will allow the counterparty to be able to perform under the terms of the contract.

A hypothetical 1% increase or decrease in LIBOR would have resulted in an approximate $0.9 million change to our interest expense for the fiscal year ended December 31, 2008, which represents potential interest rate change exposure on our outstanding unhedged portion of our term loan and revolving credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. During June 2008, we completed our acquisition of Accuro (see

Note 5 to the Consolidated Financial Statements regarding the significance of the transaction). Management has excluded this acquired business from its assessment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation will be set forth in the proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference. Also, see section “Equity Compensation Plan Information” in Item 5 of Part 2 herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2009 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

a) documents as part of this Report.

(1) The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i) Reports of Independent Registered Public Accounting firm

(ii) Consolidated Balance Sheets

(iii) Consolidated Statements of Operations

(iv) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(v) Consolidated Statements of Cash Flows

(vi) Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3) Exhibits

Exhibit
No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2008)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2008)
4.1	Form of common stock certificate of the Company (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)
4.2	Amended and Restated Registration Rights Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.1	MedAssets Inc. 2004 Long-Term Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.2	1999 Stock Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.3	Credit Agreement, dated as of October 23, 2006 among the Company, its domestic subsidiaries, Bank of America, N.A., BNP Paribas, CIT Healthcare LLC, and the other lenders party thereto, as amended by the First Amendment to Credit Agreement and Waiver dated as of March 15, 2007 and the Second Amendment to Credit Agreement dated as of July 2, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333- 145693)
10.4	Employment Agreement, dated as of August 21, 2007, by and between the Company and John A. Bardis (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.5	Employment Agreement, dated as of August 21, 2007, by and between the Company and Rand A. Ballard (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.6	Employment Agreement, dated as of August 21, 2007, by and between the Company and Jonathan H. Glenn (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.7	Employment Agreement, dated as of August 21, 2007, by and between the Company and Scott E. Gressett (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 No. 333-145693)

Exhibit
No.		Description of Exhibit

10.8		Employment Agreement, dated as of August 21, 2007, by and between the Company and L. Neil Hunn (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.9		Form of Indemnification Agreement entered into by the Company with each of its executive officers and directors (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.10		MedAssets, Inc. Long Term Performance Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on September 30, 2008)
10	.11*	Form of Stock Appreciation Right (non-performance based) Grant Notice and Agreement
10	.12*	Form of Stock Appreciation Right (performance based) Grant Notice and Agreement
10	.13*	Form of Restricted Stock (non-performance based) Grant Notice and Agreement
10	.14*	Form of Restricted Stock (performance based) Grant Notice and Agreement
21	.1*	Subsidiaries of the Company
23	.1*	Consent of BDO Seidman, LLP with respect to the consolidated financial statements of the Company
31	.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31	.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32	.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDASSETS, INC.

March 11, 2009	By: /s/ JOHN A. BARDIS Name: John A. Bardis Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. BARDIS Name: John A. Bardis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 11, 2009

/s/ L. NEIL HUNN Name: L. Neil Hunn	Chief Financial Officer (Principal Financial Officer)	March 11, 2009

/s/ SCOTT E. GRESSETT Name: Scott E. Gressett	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2009

/s/ RAND A. BALLARD Name: Rand A. Ballard	Director and Chief Operating Officer	March 11, 2009

/s/ SAMANTHA TROTMAN BURMAN Name: Samantha Trotman Burman	Director	March 11, 2009

/s/ HARRIS HYMAN Name: Harris Hyman	Director	March 11, 2009

/s/ VERNON R. LOUCKS, JR. Name: Vernon R. Loucks, Jr.	Director	March 11, 2009

/s/ D. SCOTT MACKESY Name: D. Scott Mackesy	Director	March 11, 2009

/s/ TERRENCE J. MULLIGAN Name: Terrence J. Mulligan	Director	March 11, 2009

/s/ LANCE PICCOLO Name: Lance Piccolo	Director	March 11, 2009

/s/ JOHN C. RUTHERFORD Name: John C. Rutherford	Director	March 11, 2009

/s/ BRUCE F. WESSON Name: Bruce F. Wesson	Director	March 11, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of MedAssets, Inc.

Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of MedAssets, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operation, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedAssets, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MedAssets, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2009, expressed an unqualified opinion thereon.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for uncertain income tax positions in 2007 due to the adoption of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.

/s/  BDO Seidman, LLP

Atlanta, Georgia
March 9, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of MedAssets, Inc.

Alpharetta, Georgia

We have audited MedAssets Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MedAssets, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying “Item 9A, Management Report on Internal Control over Financial Reporting”, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Accuro Healthcare Solutions, Inc., which was acquired on June 2, 2008, and which is included in the consolidated balance sheets of MedAssets, Inc. as of December 31, 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended. Accuro Healthcare Solutions, Inc. constituted 49% of total assets as of December 31, 2008, and 14% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Accuro Healthcare Solutions, Inc. because of the timing of the acquisition which was completed on June 2, 2008. Our audit of internal control over financial reporting of MedAssets, Inc. also did not include an evaluation of the internal control over financial reporting of Accuro Healthcare Solutions, Inc.

In our opinion, MedAssets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MedAssets, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operation, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 9, 2009, expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Atlanta, Georgia
March 9, 2009

MedAssets, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except share and per share amounts)

ASSETS
Current
Cash and cash equivalents (Note 1)	$5,429	$136,972
Accounts receivable, net of allowances of $2,247 and $3,506 as of December 31, 2008 and 2007	55,048	33,679
Deferred tax asset, current (Note 11)	13,780	15,049
Prepaid expenses and other current assets	5,997	4,508

Total current assets	80,254	190,208
Property and equipment, net	42,417	32,490
Other long term assets
Goodwill (Note 3)	508,748	232,822
Intangible assets, net (Notes 3 and 4)	124,340	62,491
Other	18,101	8,368

Other long term assets	651,189	303,681

Total assets	$773,860	$526,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,725	$4,562
Accrued revenue share obligation and rebates	29,698	29,998
Accrued payroll and benefits	21,837	13,402
Other accrued expenses	6,981	5,612
Deferred revenue, current portion (Note 1)	24,280	19,791
Deferred purchase consideration (Note 5)	19,361	—
Current portion of notes payable	30,277	2,020
Current portion of finance obligation	149	128

Total current liabilities	139,308	75,513
Notes payable, less current portion (Note 6)	215,349	196,264
Finance obligation, less current portion	9,860	10,009
Deferred revenue, less current portion (Note 1)	6,411	3,229
Deferred tax liability (Note 11)	15,817	5,868
Other long term liabilities	4,176	5,981

Total liabilities	390,921	296,864
Commitments and contingencies (Note 7)
Stockholders’ equity (Note 9)
Common stock, $0.01 par value, 150,000,000 shares authorized; 53,917,000 and 44,429,000 shares issued and outstanding as of December 31, 2008 and 2007	539	444
Additional paid in capital	605,340	464,313
Notes receivable from stockholders	—	(614)
Accumulated other comprehensive loss (Note 14)	(2,088)	(2,935)
Accumulated deficit	(220,852)	(231,693)

Total stockholders’ equity	382,939	229,515

Total liabilities and stockholders’ equity	$773,860	$526,379

The accompanying notes are an integral part of these consolidated financial statements

MedAssets Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenue:
Administrative fees, net	$105,765	$94,792	$85,778
Other service fees	173,891	93,726	60,457

Total net revenue	279,656	188,518	146,235

Operating expenses:
Cost of revenue (inclusive of certain amortization expense)	51,548	27,983	15,601
Product development expenses	16,393	7,785	7,163
Selling and marketing expenses	43,205	35,748	32,205
General and administrative expenses	91,481	64,817	55,363
Depreciation	9,793	7,115	4,822
Amortization of intangibles	23,442	15,778	11,738
Impairment of property and equipment, intangibles and in process research and development (Notes 2, 4 and 6)	2,272	1,204	4,522

Total operating expenses	238,134	160,430	131,414

Operating income	41,522	28,088	14,821
Other income (expense):
Interest (expense)	(21,271)	(20,391)	(10,921)
Other (expense) income	(1,921)	3,115	(3,917)

Income (loss) before income taxes	18,330	10,812	(17)
Income tax expense (benefit) (Note 11)	7,489	4,516	(8,860)

Net income	10,841	6,296	8,843
Preferred stock dividends and accretion	—	(16,094)	(14,713)

Net income (loss) attributable to common stockholders	$10,841	$(9,798)	$(5,870)

Basic and diluted income (loss) per share (Note 12):
Basic net income (loss) attributable to common stockholders	$0.22	$(0.75)	$(0.67)

Diluted net income (loss) attributable to common stockholders	$0.21	$(0.75)	$(0.67)

Weighted average shares — basic	49,843	12,984	8,752
Weighted average shares — diluted	52,314	12,984	8,752

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity
Year Ended December 31, 2008

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stockholders	Income (Loss)	Deficit	Equity
	(In thousands)

Balances at December 31, 2007	44,429	$444	$464,313	$(614)	$(2,935)	$(231,693)	$229,515
Repayment of notes receivable from stockholders	(33)	(1)	(521)	634	—	—	112
Interest accrued on notes receivable from stockholders	—	—	—	(20)	—	—	(20)
Issuance of common stock in connection with acquisition	8,850	89	129,298	—	—	—	129,387
Issuance of common stock from stock option exercises	455	5	1,836	—	—	—	1,841
Issuance of common stock from warrant exercises	190	1	(1)	—	—	—	—
Other common stock issuances	26	1	(1)	—	—	—	—
Stock compensation expense	—	—	8,550	—	—	—	8,550
Excess tax benefit from stock option exercises	—	—	1,866	—	—	—	1,866
Other comprehensive income (loss):
Unrealized loss from hedging activities (net of a tax benefit of $1,642)	—	—	—	—	(1,932)	—	(1,932)
Interest rate swap termination (net of a tax expense of $1,173)	—	—	—	—	2,779	—	2,779
Net income	—	—	—	—	—	10,841	10,841

Comprehensive income	—	—	—	—	847	10,841	11,688

Balances at December 31, 2008	53,917	$539	$605,340	$—	$(2,088)	$(220,852)	$382,939

The accompanying notes are an integral part of these consolidated financial statements

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity
Year Ended December 31, 2007

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stockholders	Income (Loss)	Deficit	Equity
	(In thousands)

Balances at December 31, 2006	10,737	$107	$—	$(862)	$56	$(166,673)	$(167,372)
Cumulative adjustment in connection with adoption of FIN 48	—	—	—	—	—	(1,316)	(1,316)
Preferred stock dividends and accretion	—	—	(16,094)	—	—	—	(16,094)
Payment of notes receivable from stockholders	—	—	—	335	—	—	335
Issuance of notes receivable to stockholders	—	—	—	(87)	—	—	(87)
Payment of dividend	—	—	—	—	—	(70,000)	(70,000)
Issuance of restricted stock	8	—	—	—	—	—	—
Issuance of common stock in connection with preferred stock conversion	17,983	179	251,775	—	—	—	251,954
Issuance of common stock in connection with acquisition	16	—	167	—	—	—	167
Issuance of common stock from stock option exercises	859	9	3,432	—	—	—	3,441
Issuance of common stock from warrant exercises	44	1	83	—	—	—	84
Issuance of common stock in connection with initial public offering, net of offering costs	14,782	148	216,426	—	—	—	216,574
Stock compensation expense	—	—	5,611	—	—	—	5,611
Excess tax benefit from stock option exercises	—	—	2,894	—	—	—	2,894
Reclass from share-based payment liability	—	—	19	—	—	—	19
Other comprehensive loss (net of tax of $1,737)	—	—	—	—	(2,991)	—	(2,991)
Net income	—	—	—	—	—	6,296	6,296

Comprehensive income	—	—	—	—	(2,991)	6,296	3,305

Balances at December 31, 2007	44,429	$444	$464,313	$(614)	$(2,935)	$(231,693)	$229,515

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Deficit
Year Ended December 31, 2006

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stockholders	Income	Deficit	Deficit
	(In thousands)

Balances at December 31, 2005	7,805	$78	$—	$(819)	$—	$(99,993)	$(100,734)
Accretion of preferred stock	—	—	—	—	—	(670)	(670)
Preferred stock dividends	—	—	(9,420)	—	—	(4,623)	(14,043)
Issuance of notes receivable to stockholders	—	—	—	(43)	—	—	(43)
Issuance of restricted stock	8	—	—	—	—	—	—
Issuance of common stock from stock option exercises	1,722	17	4,111	—	—	—	4,128
Issuance of common stock from warrant exercises	1,254	13	77	—	—	—	90
Issuance of common stock in connection with Series F preferred stock option unit exercise	2	—	1	—	—	—	1
Forfeiture of series F preferred stock	—	—	(1)	—	—	—	(1)
Repurchase of common stock warrants	—	—	(20)	—	—	(230)	(250)
Dividend payable	—	—	—	—	—	(70,000)	(70,000)
Stock compensation expense	—	—	3,081	—	—	—	3,081
Excess tax benefit from stock option exercises	—	—	3,690	—	—	—	3,690
Reclass to share-based payment liability	(54)	(1)	(1,519)	—	—	—	(1,520)
Other comprehensive income (net of tax of $35)	—	—	—	—	56	—	56
Net income	—	—	—	—	—	8,843	8,843

Comprehensive income	—	—	—	—	56	8,843	8,899

Balances at December 31, 2006	10,737	$107	$—	$(862)	$56	$(166,673)	$(167,372)

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities
Net income	$10,841	$6,296	$8,843
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	1,906	1,076	755
Impairment of property and equipment (Note 2)	243	9	248
Depreciation	10,503	7,469	4,907
Amortization of intangibles	24,316	16,571	12,398
(Gain) loss on sale of assets	(120)	56	41
Noncash stock compensation expense (Note 10)	8,550	5,611	3,257
Excess tax benefit from exercise of stock options (Note 10)	(1,866)	(2,894)	(3,532)
Amortization of debt issuance costs	1,374	452	520
Noncash stock compensation for services	—	—	1,316
Noncash interest expense, net	1,419	520	487
Impairment of debt issuance costs	—	—	2,158
Impairment of intangibles (Notes 4 and 6)	2,029	1,195	4,274
Deferred income tax (benefit) expense (Note 11)	5,132	367	(13,375)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(15,242)	(4,345)	(2,188)
Prepaid expenses and other assets	(409)	(587)	(747)
Other long-term assets	(2,677)	1,440	47
Accounts payable	2,996	(121)	5,012
Accrued revenue share obligations and rebates	(300)	7,410	(106)
Accrued payroll and benefits	1,364	873	2,085
Other accrued expenses	(1,403)	1,433	(459)
Deferred revenue	3,472	(1,207)	185

Cash provided by operating activities	52,128	41,624	26,126

Investing activities
Purchases of property, equipment and software	(6,895)	(9,862)	(4,935)
Capitalized software development costs	(11,129)	(6,829)	(5,813)
Acquisitions, net of cash acquired (Note 5)	(209,972)	(90,963)	(78,552)

Cash used in investing activities	(227,996)	(107,654)	(89,300)

Financing activities
Decrease in restricted cash	20	—	3,561
Proceeds from notes payable (Note 6)	198,999	160,188	195,271
Repayment of notes payable and capital lease obligations (Note 6)	(151,658)	(132,668)	(115,491)
Repayment of finance obligations	(648)	(647)	(641)
Debt issuance costs	(6,167)	(1,590)	(2,135)
Excess tax benefit from exercise of stock options (Note 10)	1,866	2,894	3,532
Payment of dividend (Note 8)	—	(70,000)	(70,000)
(Issuance) payment of note receivable to stockholders	92	248	(25)
Issuance of series F preferred stock (Note 8)	—	—	12
Issuance of series J preferred stock (Note 8)	—	1,000	—
Issuance of common stock, net of offering costs (Note 9)	1,841	220,098	4,218

Cash provided by financing activities	44,345	179,523	18,302

Net increase (decrease) in cash and cash equivalents	(131,523)	113,493	(44,872)
Cash and cash equivalents, beginning of period	136,952	23,459	68,331

Cash and cash equivalents, end of period	$5,429	$136,952	$23,459

Supplemental disclosure of non-cash investing and financing activities
Issuance of restricted common stock for services received	$94	$83	$118

Issuance of common stock — acquisition	129,387	167	—

Issuance of common stock warrants — services received	—	83	—

Issuance of series H preferred stock — acquisition	—	—	11,625

Issuance of series I preferred stock — acquisition	—	29,140	—

Issuance of series J preferred stock — acquisition	$—	$9,693	$—

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)

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

On June 2, 2008, we acquired all of the outstanding stock of Accuro Healthcare Solutions, Inc. (collectively with its subsidiaries, “Accuro” or the “Accuro Acquisition”), a software as a service (or “SaaS”) based technology and services provider of revenue cycle management solutions. The addition of Accuro expands and strengthens our revenue cycle management capabilities (See Note 5 for further discussion). Our Consolidated Financial Statements for the fiscal year ended December 31, 2008 include the results of operations of Accuro from June 2 through December 31, 2008, and the assets and liabilities of Accuro as of December 31, 2008. Accuro is represented in our Revenue Cycle Management segment. Our accounting policies have not significantly changed as a result of the Accuro Acquisition.

Basis of Presentation

The consolidated financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Reclassifications

Certain amounts in our 2007 and 2006 consolidated financial statements have been reclassified to conform to the 2008 presentation.

Cash and Cash Equivalents

All of our highly liquid investments purchased with original maturities of three months or less at the date of purchase are carried at fair value and are considered to be cash equivalents. During September 2008, we voluntarily changed our cash management practice in an effort to reduce the amount of our interest expense and indebtedness. Currently, our excess cash on hand is voluntarily used to repay our swing-line credit facility on a daily basis until the swing-line facility has a zero balance (See Note 6). Cash and cash equivalents were $5,429 and $136,952 at December 31, 2008 and 2007, respectively. Cash as of December 31, 2007 included cash from the proceeds of our initial public offering of common stock, after prepayment of certain indebtedness.

Restricted Cash

The carrying amount of any cash and cash equivalents is restricted as to withdrawal or use for purposes other than current operations. Restricted Cash was zero and $20 and is included in cash and cash equivalents as of December 31, 2008 and 2007, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

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

Revenue Recognition

Net revenue consists primarily of (a) administrative fees reported under contracts with manufacturers and distributors, (b) other service fee revenue that is comprised of (i) consulting revenues received under fixed-fee service contracts; (ii) subscription and implementation fees received under our SaaS agreements; (iii) transaction fees received under service contracts; and (iv) software related fees.

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

Certain hospital and healthcare system customers receive revenue share payments (“Revenue Share Obligations”). These obligations are recognized according to the customers’ contractual agreements with our Group Purchasing Organization (or “GPO”) as the related administrative fee revenue is recognized. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, these obligations are netted against the related gross administrative fees, and are presented on the accompanying statement of operations as a reduction to arrive at total net revenue on our consolidated statement of operations.

Net administrative fees shown on our consolidated statements of operations reflect our gross administrative fees net of our revenue share obligation. Gross administrative fees include all administrative fees we receive pursuant to our group purchasing organization vendor contracts. Our revenue share obligation represents the portion of the administrative fees we are contractually obligated to share with certain of our

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

group purchasing organization customers. The following shows the details of net administrative fee revenues for the years ended December 31, 2008, 2007, and 2006.

	Year Ended December 31,
	2008	2007	2006

Gross administration fees	$158,618	$142,320	$125,202
Less: Revenue share obligation	(52,853)	(47,528)	(39,424)

Administrative fees, net	$105,765	$94,792	$85,778

Other Service Fees

Consulting Fees

We generate revenue from fixed-fee consulting contracts. Revenue under these fixed-fee arrangements is recognized as services are performed and deliverables are provided, provided all other elements of SAB 104 are met.

Consulting Fees with Performance Targets

We generate revenue from consulting contracts that also include performance targets. The performance targets generally relate to committed financial improvement to our customers from the use and implementation of initiatives that result from our consulting services. Performance targets are measured as our strategic initiatives are identified and implemented and the financial improvement can be quantified by the customer. In the event the performance targets are not achieved, we are obligated to refund or reduce a portion of our fees.

Under these arrangements, all revenue is deferred and recognized as the performance target is achieved and the applicable contingency is released as evidenced by written customer acceptance. All revenues are fixed and determinable and the applicable service is rendered prior to recognition in the financial statements in accordance with SAB 104.

Subscription and Implementation Fees

We follow the revenue recognition guidance prescribed in EITF Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements That Include the Right to Use Software Stored on Another Entity’s Hardware, for our SaaS-based solutions. Our customers are charged upfront fees for implementation and host subscription fees for access to web-based services. Our customers have access to our software applications while the data is hosted and maintained on our servers. Our customers do not take physical possession of the software applications. Revenue from monthly hosting arrangements and services is recognized on a subscription basis over the period in which our customers use the product. Implementation fees are typically billed at the beginning of the arrangement and recognized as revenue over the greater of the subscription period or the estimated customer relationship period. We currently estimate the customer relationship period at four to five years for our SaaS-based Revenue Cycle Management solutions. Contract subscription periods range from two to six years from execution.

Transaction Fees and Contingent Service Fees

We generate revenue from transactional-based service contracts and contingency-fee based service contracts. Provided all other elements of SAB 104 are met, revenue under these arrangements is recognized as services are performed, deliverables are provided and related contingencies are removed.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Software-Related Fees

We license and market certain software products. Software revenues are derived from three primary sources: (i) software licenses, (ii) software support, and (iii) services, which include consulting, implementation and training services. We recognize revenue for our software arrangements under the guidance of Statement of Position No. 97-2, Software Revenue Recognition (“SOP 97-2”).

We are unable to establish vendor-specific objective evidence (“VSOE”) for the license element of our software arrangements as the majority of our software licenses are for a term of one year. In addition, we are unable to establish VSOE for the service elements of our software arrangements as the prices vary or the elements are not sold separately. In the majority of our software arrangements, the service elements qualify for separate accounting under SOP 97-2 as the services do not involve significant production, customization, or modification, but entail providing services such as loading of software, training of customer personnel, and providing implementation services such as planning, data conversion, building simple interfaces, running test data, developing documentation, and software support. However, given that VSOE cannot be determined for the separate elements of these arrangements, the fees for the entire arrangement are recognized ratably over the period in which the services are expected to be performed or over the software support period, whichever is longer, beginning with the delivery and acceptance of the software, provided all other revenue recognition criteria are met.

We have a limited number of arrangements in which certain service elements involve customization of the software. In these arrangements in which the service elements do not qualify for separate accounting as service transactions under SOP 97-2, the software license revenue is generally recognized together with the services revenue based on contract accounting prescribed by Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”) using a percentage of completion method.

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

Service arrangements generally include multiple deliverables or elements such as group purchasing services, consulting services, and SaaS-based subscription and implementation services. Multi-element Service Arrangements are accounted for under the guidance provided by EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to the individual elements within the arrangement based on their relative fair values if sufficient objective and reliable evidence of fair value exists for each element of the arrangement. We establish objective reliable evidence of fair value for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a standalone arrangement. Revenue is then recognized for each element according to its revenue recognition methodology as previously described. If the total arrangement

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

consideration is not fixed and determinable at the inception of the arrangement or if we are unable to establish objective and reliable evidence of fair value for each element of the arrangement, we collapse each element into a single unit of accounting and recognize revenue as services and products are delivered.

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

A limited number of multi-element service arrangements that include group purchasing services are fixed and determinable at the inception of the arrangement. In these few arrangements the customer pays a fixed fee for the entire arrangement and is entitled to receive all of the related administrative fees associated with their purchases through a 100% revenue share obligation. In these arrangements, we allocate the total arrangement fee to each element based on each element’s relative fair value. Under these arrangements, group purchasing service revenue is recognized ratably over the contractual term. Consulting revenue is recognized as services are performed and deliverables are provided. SaaS-based subscription and implementation service revenue is recognized ratably over the subscription period or customer relationship period, whichever is longer.

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

Loss Contracts

We may determine that certain fixed price contracts could result in a negative net realizable value. For any given arrangement, this results if and when we determine that it is both probable and reasonably estimable that the net present value of the arrangement consideration will fall below the net present value of the estimated costs to deliver the arrangement. If negative net realizable value results, we accrue for the estimated loss. For the years ended December 31, 2008, 2007, and 2006, we did not have any contracts with probable or estimable negative net realizable values.

Other

Other fees are primarily earned for our annual customer and vendor meeting. Fees for our annual meeting are recognized when the meeting is held and related obligations are performed.

Deferred Implementation Costs

We capitalize direct costs incurred during implementation of our SaaS-based solutions and certain of our software services. Such deferred costs are limited to the related nonrefundable implementation revenue. Deferred implementation costs are amortized over the expected period of benefit, which is the greater of the contracted subscription period or the customer relationship period. The current and long term portions of

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

deferred implementation costs are included in “Prepaid expense and other current assets” and “Other assets,” respectively in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost and include the capitalized portion of internal use product development costs. Depreciation of property and equipment (which includes amortization of capitalized internal use software) is computed on the straight-line method over the estimated useful lives of the assets which range from three to ten years. The building and related retail space, described in Note 6 under “Finance Obligation,” are amortized over the estimated useful life of 30 years on a straight-line basis.

We evaluate the impairment or disposal of our property and equipment in accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). Under SFAS No. 144, we evaluate the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to an asset disposal plan. Whenever the aforementioned indicators occur, recoverability is determined by comparing the net carrying value of an asset to its undiscounted cash flows. We recognized impairment charges to write down certain software assets in the years ended December 31, 2008, 2007, and 2006. See Note 2 for further details.

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

Goodwill and Intangible Assets — Indefinite Life

For identified intangible assets acquired in business combinations, we allocate purchase consideration based on the fair value of intangible assets acquired in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS No. 141”).

As of December 31, 2008, 2007, and 2006, intangible assets with indefinite lives consist of goodwill and a trade name. See Note 3 for further details.

We account for our intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). In accordance with SFAS No. 142, we do not amortize goodwill or intangible assets with indefinite lives. We perform an impairment test of these assets on at least an annual basis on December 31 and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If the carrying value of the assets is deemed to be impaired, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

We consider the following to be important factors that could trigger an impairment review: significant underperformance relative to historical or projected future operating results; identification of other impaired assets within a reporting unit; the more-likely-than not expectation that a reporting unit or a significant portion of a reporting unit will be sold; significant adverse changes in business climate or regulations; significant changes in senior management; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period or a significant unforeseen decline in the Company’s credit rating.

We did not recognize any goodwill or indefinite-lived intangible asset impairments in the periods ending December 31, 2008, 2007, and 2006.

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

During 2008 we deemed several intangible assets to be impaired. We incurred certain impairment expenses (primarily related to acquired developed technology from prior acquisitions, revenue cycle management tradenames and internally developed software product write-offs). See Note 4 for a description of the impairments.

During 2007 and 2006, respectively, we recognized an impairment of in-process research and development that had been acquired as part of the XactiMed, Inc. acquisition on May 18, 2007 and the Avega Health Systems, Inc. acquisition on January 1, 2006. The impairments approximated the value of the purchase price assigned to the in-process research and development asset in conjunction with the acquisitions. See Note 5 for description of the acquisition and subsequent impairment. We also impaired customer base and developed technology assets related to a 2005 acquisition during the year ended December 31, 2006.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

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

For the years ended December 31, 2008 and 2007, deferred revenues recorded that are contingent upon meeting performance targets were $1,174 and $3,452 respectively.

The following table summarizes the deferred revenue categories and balances as of:

	December 31,
	2008	2007

Software and implementation fees	$13,839	$11,082
Service fees	14,206	7,266
Administrative fees	1,313	2,914
Other fees	1,333	1,758

Deferred revenue, total	30,691	23,020
Less: Deferred revenue, current portion	(24,280)	(19,791)

Deferred revenue, non-current portion	$6,411	$3,229

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2008, 2007, and 2006 was $2,651, $2,103 and $1,901, respectively.

Concentration of Credit Risk

Revenue is earned primarily in the United States. We review our allowance for doubtful accounts based upon the credit risk of specific customers, historical experience and other information. An allowance for doubtful accounts is established for accounts receivable estimated to be uncollectible and is adjusted periodically based upon management’s evaluation of current economic conditions, historical experience and other relevant factors that, in the opinion of management, deserve recognition in estimating such allowance. Accounts receivable deemed to be uncollectable are subsequently written down utilizing the allowance for doubtful accounts.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts.

Share-Based Compensation (Note 10)

Share-based payment transactions are accounted for in accordance with Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), Share-Based Payment. This Statement is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and its related implementation guidance. This statement requires companies to recognize the cost (expense) of all share-based payment transactions in the financial statements. We expense employee share-based compensation using fair value based measurement over an appropriate requisite service period on an accelerated basis. Share-based payments to non-employees must be expensed based on the fair value of goods or services received, or the fair value of the equity instruments issued, whichever is more evident. We record this non-employee share-based compensation at fair value at each reporting period or until the earlier of (i) the date that performance by the counterparty is complete or the date that the counterparty has committed to performance or (ii) the awards are fully vested. We generally base the fair value of our stock awards on the appraised or publicly traded market value of our common stock.

We adopted the provisions of SFAS No. 123(R) effective January 1, 2006 under the “prospective” method. Under this treatment method, we only applied the provisions of SFAS No. 123(R) to share-based payments granted or modified on or subsequent to January 1, 2006. Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method in accordance with APB 25, in accounting for its stock options and other equity instruments.

Derivative Financial Instruments

Derivative instruments are accounted for in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). SFAS No. 133 requires companies to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. See Note 14 for further discussion regarding our outstanding derivative financial instruments.

Income Taxes

In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

enacted tax rates in effect for the tax year in which the differences are expected to be reflected in the tax return.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance adjustment. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2008, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected. On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“Interpretation No. 48”) to account for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. See Note 11.

Sales Taxes

In accordance with EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross Versus Net Presentation) (“EITF No. 06-03”), we record any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis (excluded from revenues).

Basic and Diluted Net Income and Loss Per Share

Basic net income or loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (“SFAS No. 128”), for the year ended December 31, 2008, and SFAS No. 128 and EITF Issue No. 03-06, Participating Securities and the Two-Class Method Under FASB Statement No. 128, for the years ended December 31, 2007 and 2006. During 2007 and 2006, basic earnings per share (“EPS”) is calculated using the weighted- average common shares outstanding under the two-class method. The two-class method required that we include in our basic EPS calculation when dilutive, the effect of our convertible preferred stock as if that stock were converted into common shares. The convertible preferred shares were not included in our basic EPS calculation when the effect of inclusion was antidilutive. On December 18, 2007, we closed on the initial public offering of our common stock, effectively converting all convertible preferred shares held to common shares. We had no preferred shares outstanding as of December 31, 2008 or 2007.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Diluted net loss per common share is the same as basic net loss per share for the fiscal years ended December 31, 2007 and 2006 since the effect of any potentially dilutive securities was excluded as they were anti-dilutive due to our net loss attributable to common stockholders.

With the conversion of all participating preferred stock to common stock at our initial public offering, we are no longer contractually obligated to pay the associated accrued preferred dividends, and all rights to accrued and unpaid preferred dividends were terminated by the former preferred stock shareholders.

Recent Accounting Pronouncements

Fair Value Measurements

On January 1, 2008, we adopted Statement of Financial Accounting Standard (or “SFAS”) No. 157, Fair Value Measurements, (or “SFAS No. 157”). SFAS No. 157 does not require any new fair value measurements or re-measurements. Rather, it establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. It eliminates inconsistencies in the guidance provided in previous pronouncements. SFAS No. 157 requires companies to evaluate their assets and liabilities within an established fair value hierarchy based on the inputs utilized in the relative valuation process. In December 2007, the Financial Accounting Standards Board (or “FASB”) provided a one-year deferral of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis, at least annually.

We adopted SFAS No. 157 for our financial assets and liabilities, which consist of derivatives we record in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (or “SFAS 133”). These derivatives include a series of par forward contracts used to hedge currency exchange risk on a single customer contract and an interest rate collar used to hedge interest rate risk on our indebtedness (See Note 14). These derivatives are recorded at fair value on a recurring basis and each utilizes Level 2 inputs in the fair value hierarchy. We have not yet adopted SFAS No. 157 for non-financial assets and liabilities. Additionally, we do not have any non-financial assets or liabilities that are recognized or disclosed at fair value on a recurring basis, or at least annually.

The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the fiscal year ended December 31, 2008.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (or “SFAS No. 159”), which permits all entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The election to measure eligible instruments at fair value can be done on an instrument-by-instrument basis, is irrevocable and can only be applied to the entire instrument. Changes in fair value for subsequent measurements will be recognized as unrealized gains or losses in earnings at each subsequent reporting date. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

As of December 31, 2008, we had not elected to measure any of our financial assets or liabilities at fair value that are not already required to be measured at fair value.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (or “SFAS No. 141(R)”), which replaces Statement of Financial Accounting Standards No. 141, Business

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Combinations. The statement retains the purchase method of accounting for acquisitions and requires a number of changes to the original pronouncement, including changes in the way assets and liabilities are recognized in purchase accounting. Other changes include the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141(R) is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed on or after that date.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133 (or “SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective for us on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS No. 161.

Intangible Assets

In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. 142-3”). FSP No. 142-3 amends the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets, for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements are to be applied prospectively to all intangible assets. We are in the process of evaluating the new disclosure requirements under FSP No. 142-3.

GAAP Hierarchy

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, in September 2008. The Company is currently evaluating the impact of SFAS No. 162 on its financial statements.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

In December 2006, our Board approved a 1-for-2,000 reverse stock split of the Company’s outstanding shares of common stock. The reverse stock split became effective on December 26, 2006, but was subsequently superseded by a 2000-for-1 stock split that occurred in May 2007.

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	December 31,
	2008	2007

Land	$1,200	$1,200
Buildings (Note 6)	8,821	8,821
Furniture and fixtures	6,101	4,423
Computers and equipment	20,331	13,718
Leasehold improvements	6,398	5,678
Purchased software	11,218	8,888
Capitalized software development costs (internal use)	15,194	7,298

	69,263	50,026
Accumulated depreciation and amortization	(26,846)	(17,536)

Property and equipment, net	$42,417	$32,490

Software — Internal Use

We classify capitalized costs of software developed for internal use in property and equipment. Costs capitalized for software to be sold, leased or otherwise marketed are classified as other assets. Software acquired in a business combination is classified as a developed technology intangible asset. Capitalized costs of software developed for internal use during the years ended December 31, 2008 and 2007 amounted to $8,134 and $3,734, respectively. Accumulated amortization related to capitalized costs of software developed for internal use was $3,865 and $1,285 at December 31, 2008 and 2007, respectively.

For the years ended December 31, 2008, 2007, and 2006, we recognized impairment charges of $243, $9 and $248, respectively, which relate to all of our segments and were attributable to the write down of software tools that we were not able to utilize. We had no other impairment charges related to property and equipment during the years ended December 31, 2008, 2007 and 2006. These impairment charges have been recorded to the impairment line item within our consolidated statements of operations.

Software — External Use

Capitalized costs of software developed for external use are classified as other assets in our consolidated balance sheet. Capitalized costs of software developed for external use during the years ended December 31, 2008 and 2007 amounted to $2,994 and $3,095, respectively. Accumulated amortization related to capitalized costs of software developed for external use was $870 and $449 at December 31, 2008 and 2007, respectively.

During the years ended December 31, 2008, 2007 and 2006, we recognized $709, $354 and $85 respectively in cost of revenue related to amortization of software developed for external use.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

3.	GOODWILL AND INDEFINITE LIFE ASSETS

Goodwill and indefinite life assets consist of the following as of:

	December 31,
	2008	2007

Indefinite life intangibles
Goodwill, net	$508,748	$232,822
Tradename	1,029	1,029

	$509,777	$233,851

The changes in goodwill are summarized as follows, consolidated and by segment (“RCM” is our Revenue Cycle Management segment and “SM” is our Spend Management segment), for the years ended December 31, 2008, 2007, and 2006:

	December 31,
	Consolidated	RCM	SM

Balance, December 31, 2006	$133,884	$49,337	$84,547
Acquisition of XactiMed (Note 5)	35,159	35,159	—
MDSI acquisition purchase accounting adjustment	174	—	174
Acquisition of MD-X (Note 5)	63,605	63,605	—

Balance, December 31, 2007	$232,822	$148,101	$84,721
Acquisition of Accuro (Note 5)	275,899	275,899	—
Xactimed acquisition purchase accounting adjustment	27	27	—

Balance, December 31, 2008	$508,748	$424,027	$84,721

In 2008, we adjusted Goodwill related to the acquisition of XactiMed primarily related to adjustments to deferred tax liability and other accrued liabilities.

In 2007, we adjusted Goodwill related to the acquisition of Medical Data Specialist, Inc., or “MDSI,” relating to the removal of certain contingencies called for in the purchase agreement. We paid cash of $7 and issued 16,000 shares of common stock with a fair market value of $167 to finalize the purchase price.

4.	OTHER INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Net

December 31, 2008
Customer base	10 years	$161,128	$(70,139)	$90,989
Developed technology	5 years	40,556	(9,607)	30,949
Employment agreements	3 years	224	(153)	71
Non-compete agreements	2 years	2,322	(1,031)	1,291
Tradename	3 years	192	(181)	11

	9 years	$204,422	$(81,111)	$123,311

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Net

December 31, 2007
Customer base	9 years	$98,089	$(53,836)	$44,253
Developed technology	5 years	18,380	(3,783)	14,597
Employment agreements	3 years	224	(82)	142
Non-compete agreements	3 years	1,054	(233)	821
Tradename	3 years	3,111	(1,462)	1,649

	8 years	$120,858	$(59,396)	$61,462

In 2008, we deemed several intangible assets to be impaired. We recorded an impairment charge of approximately $1,255 to write-off tradenames acquired as part of the acquisitions of MD-X Solutions, Inc on July 2, 2007 and XactiMed, Inc on May 18, 2007 in connection with a rebranding of our RCM segment subsequent to the Accuro acquisition. See Note 5 for further discussion regarding these acquisitions. In addition, we recorded an impairment of approximately $581 related to acquired developed technology and other intangible assets acquired from previous acquisitions.

In 2006, we recognized an impairment charge of $274 to write down customer base and developed technology assets related to the MDSI acquisition in 2005. We impaired the intangible assets after management evaluation determined that the assets would no longer be utilized.

These impairment charges have been recorded to the impairment line item within our consolidated statements of operations.

During the years ended December 31, 2008, 2007 and 2006, we recognized $24,316, $16,571 and $12,398, respectively in amortization expense, inclusive of amounts charged to cost of revenue for amortization of external-use acquired developed technology, related to definite-lived intangible assets. Future amortization expense of definite-lived intangibles as of December 31, 2008, is as follows:

Amount

2009	$28,752
2010	23,816
2011	19,668
2012	16,327
2013	10,165
Thereafter	24,583

$123,311

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

5.	ACQUISITIONS

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of all or our acquisitions in 2008, 2007 and 2006, respectively:

					Shared
	Accuro	MD-X	XactiMed	D&I	Services	Inobis	Avega
	June 2,	July 2,	May 18,	November 1,	February 28,	February 15,	January 1,
	2008	2007	2007	2006	2006	2006	2006

Current assets	$9,113	$6,050	$3,841	$387	$39	$172	$3,423
Property and equipment	4,853	1,002	457	99	79	28	673
Other long term assets	169	50	82	—	14	—	—
Goodwill	275,899	63,605	35,186	1,549	11,838	3,541	44,495
Intangible assets	87,700	20,120	17,992	2,574	5,202	523	28,990

Total assets acquired	377,734	90,827	57,558	4,609	17,172	4,264	77,581
Current liabilities	14,474	2,112	1,469	337	258	305	12,321
Other long term liabilities	5,401	9,041	5,668	10	—	—	216

Total liabilities assumed	19,875	11,153	7,137	347	258	305	12,537

Total purchase price	$357,859	$79,674	$50,421	$4,262	$16,914	$3,959	$65,044

Significant Acquisitions

Accuro Acquisition

On June 2, 2008, we completed the acquisition of Accuro. We acquired all the outstanding stock of Accuro for a total preliminary purchase price of $357,859 comprised of $209,972 in cash including $5,355 in acquisition related costs; approximately 8,850,000 unregistered shares of our common stock valued at $129,387; and an additional deferred payment of $20,000 payable at our option either in cash or in shares of our common stock on the first anniversary of the transaction closing date. See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition.

Upon closing the acquisition, we recorded a liability (or the “deferred purchase consideration”) of $18,500 on our balance sheet, representing the present value of the $20,000 deferred payment. During the year ended December 31, 2008, we recognized approximately $861 in interest expense due to the accretion of this liability and we will record additional interest expense of approximately $639 using the effective interest method to accrete the deferred purchase consideration to its face value by the first anniversary of the transaction closing date. The balance of the deferred purchase consideration is approximately $19,361 as of December 31, 2008. The deferred purchase consideration is subject to certain adjustments as described in Note 7. Any subsequent increases or decreases to the purchase price will be recorded as goodwill.

Accuro is a provider of SaaS-based revenue cycle management software and service solutions that help hospitals, health systems and other ancillary healthcare providers optimize revenue capture and cash flow. The purchase price paid to Accuro’s former shareholders reflects a premium relative to the value of the identified assets due to the strategic importance of the transaction to our company and because Accuro’s technology and service business model does not rely intensively on fixed assets. The following factors contribute to the strategic importance of the transaction:

•	The acquisition expands our research and development capability and general market presence, and increases our revenue cycle management product and service offerings with well regarded solutions and recurring revenue streams;

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

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

In addition, Accuro had filed an initial registration statement on Form S-1 with the SEC on January 23, 2008; accordingly, the Accuro stockholders required a valuation that was consistent with comparable publicly-traded companies at the time of the acquisition.

Accuro Intangible Assets

The table below summarizes the acquired identified intangible assets, (in thousands):

	Gross Carrying	Weighted-Average
	Value	Useful Lives

Developed technology	$23,200	5.0
Customer base	63,200	12.5
Non-compete agreements	1,300	2.0

Total acquired intangible assets	$87,700	10.4

Additionally, $55,592 of the $275,899 of goodwill is expected to be deductible for tax purposes.

Accuro Deferred Revenues and Costs

We have estimated the fair value of the service obligation assumed from Accuro in connection with the acquisition purchase price allocation. The service obligation assumed from Accuro represents our acquired commitment to provide continued SaaS-based software and services for customer relationships that existed prior to the acquisition where the requisite service period has not yet expired. The estimated fair value of the obligation and other future services was determined utilizing a cost build-up approach, which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that we would be required to pay a third party to assume the service obligation. The estimated costs to fulfill the obligation were based on the historical direct costs related to providing the related services. We did not include any costs associated with selling efforts, research and development or the related operating margins on these costs. As a result of allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of Accuro’s June 2, 2008 deferred revenue by $7,643 down to $4,200, an amount representing our estimate of the fair value of service obligation assumed. In addition, we recorded an adjustment of $6,974 to eliminate the carrying value of Accuro’s June 2, 2008 deferred cost asset associated with the related deferred revenue.

2008 Restructuring Plan

In connection with the Accuro Acquisition, our management approved, committed to and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our Revenue Cycle Management segment. Through our purchase price allocation, we recorded approximately $4,029 during the year ended December 31, 2008 of restructuring costs associated with restructuring activities of the acquired operations, consisting of estimated severance, additional tax liabilities as well as other restructuring costs. These costs have been recognized as liabilities assumed in the Accuro Acquisition and included in the allocation of the cost to acquire Accuro and, accordingly, have resulted in an increase to goodwill. These restructuring costs may change as our management executes the approved plan. Future

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

decreases to the estimates of executing the restructuring plan will be recorded as an adjustment to goodwill. Increases to the estimates of the restructuring plan will be recorded as an adjustment to goodwill during the purchase accounting measurement period and as an adjustment to operating expenses thereafter.

As of December 31, 2008, certain components of our restructuring plan were pending finalization. The remaining unresolved components primarily relate to the following:

•	Involuntary employee terminations — due to the size of the Accuro acquisition and a complete reorganization within our RCM workforce, we are still assessing the adequacy of the employee skill sets with regard to newly created or changed positions resulting from the reorganization;

•	System migration and standardization — the process of system migration and standardization to our software platforms is lengthy, although we have estimated accruals for such costs, we anticipate they could be different from our original estimates given the size and scope of this effort;

•	Real estate consolidation — office space in common locations was not consolidated as of December 31, 2008 but management intends to realize synergies from combined office space. Negotiations were in process at December 31, 2008 and any related lease cancellation changes were not accrued for as of December 31, 2008; and,

•	Federal and state income taxes and sales taxes — we are still assessing the accuracy of Accuro’s historical income and sales tax positions and related filings. We have not received all of the information necessary to make a final determination of any uncertain tax positions and tax contingencies.

We expect these unresolved components to be finalized prior to the completion of the purchase accounting measurement period.

The changes in the plan during 2008 are summarized as follows:

	Initial			Accrued,
	Accrued	Adjustments	Cash	December 31,
	Costs	to Costs	Payments	2008

2008 Restructuring Plan
Severance	$1,295	$1,405	$(1,780)	$920
Other	652	677	(620)	709

Total 2008 Restructuring Costs	$1,947	$2,082	$(2,400)	$1,629

MD-X Acquisition

On July 2, 2007, we acquired all of the outstanding common stock of MD-X Solutions, Inc, MD-X Services, Inc., MD-X Strategies, Inc. and MD-X Systems, Inc. (aggregately referred to as “MD-X”) for a purchase price of $79,674. We paid $69,981 in cash inclusive of $871 in acquisition-related costs and we issued 552,282 shares of Series J Preferred Stock valued at $9,693. See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. MD-X’s results of operations are included in our consolidated statement of operations for all periods subsequent to the acquisition date of July 2, 2007.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

services which we believe would be attractive to our existing customer base. As a result of these factors, combined with a highly competitive sales auction for MD-X, the purchase price paid to MD-X’s shareholders reflects a premium relative to the value of identifiable assets.

Acquired intangible assets totaling $20,120 have a weighted average useful life of approximately six years. These assets include developed technology of $4,217 (three-year weighted-average useful life), customer base of $14,182 (seven-year weighted-average useful life), trade name of $1,299 (three-year weighted-average useful life) and non-compete agreements of $422 (three-year weighted-average useful life). None of the $63,605 of goodwill is expected to be deductible for tax purposes.

XactiMed, Inc. Acquisition

On May 18, 2007, through our wholly owned subsidiary XactiMed Acquisition LLC, we acquired all the outstanding stock of XactiMed, Inc. (“XactiMed”) for $21,281 in cash (including $867 in acquisition related costs) and issued Series I Preferred Stock valued at $29,140 for a total purchase price of $50,421. See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. XactiMed is a provider of web-based revenue cycle solutions that help hospitals and health systems reduce the cost of managing the revenue cycle in the area of claims processing and case management consulting. XactiMed’s results of operations are included in our consolidated statement of operations for all periods subsequent to the acquisition date of May 18, 2007.

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

Acquired intangible assets totaling $17,992 have a weighted average useful life of approximately eight years. These assets include developed technology of $8,777 (three-year weighted-average useful life), customer base of $6,800 (eight-year weighted-average useful life), trade name of $620 (three-year weighted-average useful life), non-compete agreements of $600 (three-year weighted-average useful life) and in-process research and development (“IPR&D”) of $1,195. None of the $35,186 of goodwill is expected to be deductible for tax purposes.

In the second quarter of 2007, we recognized an impairment charge of $1,195 which represented XactiMed’s IPR&D projects that had not reached a point where the related product or products were available for general release and had no alternative future use as of the acquisition date. The value assigned to this IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products and estimating and discounting the net cash flows resulting from the projects when completed.

The fair value of the service obligation assumed from XactiMed represents our acquired commitment to provide continued SaaS-based software and services for customer relationships that existed prior to the acquisition whereby the requisite service period has not yet expired. The estimated fair value of the obligation and other future services was determined utilizing a cost build-up approach, which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that we would be required to pay a third party to assume the service obligation. The estimated costs to fulfill the obligation were based on the historical direct costs related to providing the related services. We did not include any costs associated with selling efforts or research and

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

development or the related fulfillment margins on these costs. As a result of allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of XactiMed’s May 18, 2007 deferred revenue by $3,156 to an amount representing our estimate of the fair value of service obligation assumed.

Avega Health Systems, Inc. Acquisition

On January 1, 2006, we acquired all of the outstanding stock of Avega Health Systems, Inc. (“Avega”) for $53,419 in cash (including $711 in acquisition costs) and issued Series H Preferred Stock valued at $11,625 for a total purchase price of $65,044. Avega is a provider of decision support software and services to the healthcare industry. See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Avega’s results of operations are included in our consolidated statement of operations for all periods subsequent to the acquisition date of January 1, 2006.

We acquired Avega Health Systems to add hospital budgeting, cost accounting, and revenue payor contract management capabilities to our suite of solutions. Specifically, in late 2005 and early 2006, our strategic plan focused on building a product capability (versus service capability) and our ability to link hospital-based supply chain costs with revenues. Avega Health Systems was identified as a company with industry-recognized products that could help achieve both of these strategic goals. In addition, we acquired Avega in a highly competitive sales process, which resulted in a high valuation relative to the value of identifiable assets.

Acquired intangible assets totaling $28,990 have a weighted average useful life of approximately 11 years. These assets include developed technology of $3,900 (seven-year weighted-average useful life), customer base of $19,800 (fourteen-year weighted-average useful life), trade name of $1,000 (two-year weighted-average useful life), beneficial lease of $290 (two-year weighted-average useful life) and IPR&D of $4,000. All of the $44,495 of goodwill is expected to be deductible for tax purposes.

In the first quarter of 2006, we recognized an impairment charge of $4,000 which represented Avega’s IPR&D projects that had not reached a point where the related product or products were available for general release and had no alternative future use as of the acquisition date. The value assigned to this IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products and estimating and discounting the net cash flows resulting from the projects when completed.

The fair value of the service obligation assumed from Avega represents our acquired commitment to provide continued software and services for customer relationships that existed prior to the acquisition whereby the requisite service period has not yet expired. The estimated fair value of the obligation and other future services was determined utilizing a cost build-up approach, which determines fair value by estimating the costs related to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates the amount that we would be required to pay a third party to assume the service obligation. The estimated costs to fulfill the obligation were based on the historical direct costs related to providing the related services. We did not include any costs associated with selling efforts or research and development. As a result of allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of Avega’s January 1, 2006 deferred revenue by $5,600 to an amount representing our estimate of the fair value of service obligation assumed.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of MedAssets and significant acquired companies (Accuro, MD-X, and XactiMed) on a pro forma basis. The pro forma information is presented as if the companies had been combined at the beginning of the period of

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

acquisition and the immediately preceding comparable period. The 2008 pro forma results include Accuro as if it were acquired on January 1, 2008; the 2007 pro forma results include Accuro, MD-X, and XactiMed as if each were acquired on January 1, 2007; and the 2006 pro forma results include MD-X and XactiMed as if each were acquired on January 1, 2006.

The 2008 pro forma results include the following non-recurring expenses included in Accuro’s pre-acquisition financial statements that were directly attributable to the acquisition:

•	$1,317 related to Accuro incurred IPO transaction costs;

•	$1,462 related to one-time contractual severance payments made to certain employees as part of the purchase agreement;

•	$2,222 related to one-time change of control payments made to certain employees as part of the purchase agreement; and,

•	$2,184 related to the one-time acceleration of unvested Accuro stock options that were repurchased as part of the purchase agreement.

The 2007 pro forma results include the following non-recurring expenses included in MD-X’s and XactiMed’s historical financial statements that were directly attributable to the acquisitions:

•	$1,490 related to one-time special bonus payments made to certain XactiMed employees and legal and accounting fees incurred in connection with the acquisition;

•	$3,275 related to one-time special bonus payments made to certain MD-X employees and accounting fees incurred in connection with the acquisition.

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented:

	Year Ended December 31,
	2008	2007	2006
	(Unaudited)

Net revenue	$308,196	$274,057	$177,943
Net income (loss)	4,806	(4,499)	(300)
Preferred stock dividends and accretion	—	(17,092)	(17,173)

Net income (loss) attributable to common stockholders	$4,806	$(21,591)	$(17,473)
Basic and diluted net income (loss) per share attributable to common stockholders	$0.09	$(0.99)	$(2.00)

Other Acquisitions

Dominic and Irvine Acquisition

On November 1, 2006, we, through our wholly owned subsidiary MedAssets Supply Chain Systems, LLC, acquired certain assets and liabilities of Dominic and Irvine, LLC (“D&I”) for $4,262 in cash (including $262 in estimated acquisition costs). D&I is a provider of market research services in the healthcare industry. See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. The results of operations of D&I are included in our consolidated statement of operations for all periods subsequent to the acquisition date of November 1, 2006.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The asset purchase agreement includes provisions for additional acquisition consideration contingent on earn-out thresholds defined in the agreement. The earn-out period ended December 31, 2008 and no additional consideration was due.

We acquired certain assets and liabilities of D&I in order to build our capital equipment group buy capabilities. Specifically, D&I had the capability to conduct market research for hospitals to determine the future capital equipment spending. With this market knowledge, we are able to develop new capital equipment group buy programs to generate discounts for our existing customers. As part of our capital equipment strategy, we desired to own this proprietary capability and considered it of significant strategic importance resulting in a purchase price in excess of the value of identifiable assets.

Acquired intangible assets totaling $2,574 have a weighted average useful life of approximately eight years. The intangible assets that make up that amount include developed technology of $224 (five-year weighted-average useful life), customer base of $1,097 (ten-year weighted-average useful life), an employment agreement of $224 (three-year weighted-average useful life) and an indefinite lived tradename of $1,029. All of the $1,549 of goodwill is expected to be deductible for tax purposes.

Shared Services Healthcare, Inc. Acquisition

On February 28, 2006, we, through our wholly owned subsidiary Savannah Acquisition LLC, acquired certain assets and liabilities of Shared Services Healthcare, Inc. (“Shared Services”) for $16,914 in cash (including $134 in acquisition costs). See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired and liabilities assumed at the date of acquisition. Shared Services’ results of operations are included in our consolidated statement of operations for all periods subsequent to the acquisition date of February 28, 2006. Shared Services is a provider of supply chain contracting and consulting services to the healthcare industry. Prior to its acquisition, Shared Services was an affiliate-partner with our supply chain business. As such, we had access to Shared Services’ customer purchases, and the customers in turn were able to utilize our purchase contracts. We compensated Shared Services mainly through revenue share generated from these customer purchases. No settlement gain or loss was realized from the preexisting relationship.

We acquired certain assets and liabilities of SSH for several strategic reasons. Specifically, SSH was an exclusive marketing partner for MedAssets Supply Chain Systems in the Southeastern U.S. By acquiring SSH, we are better able to directly control our primary sales and marketing channel. In addition, through the partnership with SSH, our sales, contracting, and implementation teams established significant and meaningful working relationships with SSH employees, which better facilitated successful customer implementations and cost savings. The purchase price paid to SSH was high relative to precedent industry transactions and the value of identifiable assets given the scarcity value of the asset and the fact that SSH was owned by hundreds of hospitals.

Acquired intangible assets totaling $5,202 have a weighted average useful life of approximately 11 years. The intangible assets that make up that amount include customer base of $5,010 (11-year weighted-average useful life) and tradename of $192 (three-year weighted-average useful life). All of the $11,838 of goodwill is expected to be deductible for tax purposes.

Inobis, LLC Acquisition

On February 15, 2006, we, through our wholly owned subsidiary MedAssets Analytical Services, LLC, acquired certain assets and liabilities of Inobis, LLC (“Inobis”) for $3,959 in cash (including $158 in acquisition costs). Inobis is a provider of supply chain consulting and technology services to the healthcare industry. See the table at the beginning of Note 5 for a summary of the estimated fair values of assets acquired

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

and liabilities assumed at the date of acquisition. The results of operations of Inobis are included in our consolidated statement of operations for all periods subsequent to the acquisition date of February 15, 2006.

Acquired intangible assets totaling $523 have a weighted average useful life of approximately six years. The intangible assets that make up that amount include developed technology of $362 (four-year weighted-average useful life) and customer base of $161 (nine-year weighted-average useful life). All of the $3,541 of goodwill is expected to be deductible for tax purposes.

We acquired certain assets and liabilities of Inobis for several strategic reasons. First, Inobis was a direct competitor and was in the process of being marketed to several of our competitors. In order to give our subsidiary MedAssets Analytical Systems the size (number of customers, annual revenues) to have broader market and customer credibility, we acquired Inobis. In addition, Inobis’ historical strengths complemented our in-house capabilities. MedAssets paid a relatively high valuation as compared to identifiable assets for Inobis given the competitive process under which Inobis was being marketed.

6.	NOTES PAYABLE

Notes payable are summarized as follows as of:

	December 31,
	2008	2007

Notes payable — senior	$245,176	$197,548
Other	450	736

Total notes payable	245,626	198,284
Less: current portions	(30,277)	(2,020)

Total long-term notes payable	$215,349	$196,264

The principal amount of our long term notes payable consists of our term loan facility and was $245,176 as of December 31, 2008. No amounts were drawn on the revolving credit facility and $109,000 of availability existed under the facility as of December 31, 2008 due to a $1,000 letter of credit outstanding. See “May 2008 Financing” section of this note for an expanded description of the term loan and revolving credit facility. The current portion of our notes payable includes $27,516 related to our mandatory excess cash flow payment required to be paid in connection with the provisions or our covenant compliance report as defined in our credit agreement. The applicable weighted average interest rate, inclusive of the London Inter-bank Offered Rate (or “LIBOR”) and the applicable bank margin, was 5.3% and 7.6% on our term loan facility at December 31, 2008 and 2007, respectively. We had no amounts outstanding under our revolving credit facility at December 31, 2008 and 2007. Total interest paid during the fiscal years ending December 31, 2008, 2007 and 2006 was $18,032, $19,133 and $9,464, respectively.

Future maturities of principal of notes payable as of December 31, 2008 are as follows:

Amount

2009	$30,277
2010	2,687
2011	2,499
2012	2,499
2013	207,664
Thereafter	—

$245,626

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

In September 2008, a subsidiary of Lehman Brothers Holdings Inc. that had extended commitments of $15,000 under our revolving credit facility filed for bankruptcy. This lender has not funded its ratable share of borrowing requests since this filing and we do not expect that this lender will fund its pro rata share of any future borrowing requests. We do not believe that these commitments will be assigned to a substitute lender and as a result the effective commitments outstanding under the revolver have declined by $15,000 to $110,000 ($109,000 excluding the $1,000 letter of credit).

As a result of the bankruptcy described above and the inability to assign the $15,000 revolving credit facility commitments to a substitute lender, in accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), we recorded an impairment charge of approximately $193 to write-off the unamortized portion of debt issuance costs relating to the $15,000 commitments under our revolving credit facility. This impairment charge has been recorded to the impairment line item within our consolidated statements of operations.

July 2008 Credit Agreement Amendment

In July, 2008, we entered into the fourth amendment to our existing credit agreement (or the “Fourth Amendment”). The Fourth Amendment increased the swing-line loan sublimit from $10,000 to $30,000. The balance outstanding under our swing-line loan is a component of the revolving credit commitments. The total commitments under the credit facility, including the aggregate revolving credit commitments, were not increased as a result of the Fourth Amendment.

Subsequent to the July 2008 credit agreement amendment, we instituted an auto borrowing plan whereby our excess cash balances are voluntarily used by the credit agreement administrative agent to pay down outstanding loan balances under the swing-line loan on a daily basis. We initiated this auto borrowing plan in order to reduce the amount of interest expense incurred. There was zero outstanding under the swing-line loan as of December 31, 2008. The interest rate associated with the swing-line loan was prime rate plus a margin of 1.75% (or 5.00%) at December 31, 2008.

May 2008 Financing

In May 2008, we entered into the third amendment to our existing credit agreement (or the “Third Amendment”) in connection with the completion of the Accuro Acquisition. The Third Amendment increased our term loan facility by $50,000 and the commitments to loan amounts under our revolving credit facility from $110,000 to $125,000 (before giving effect to $1,000 of outstanding but undrawn letters of credit on such date and the effective $15,000 commitments reduction resulting from the defaulting lender affiliated with Lehman Brothers as described above). The Third Amendment became effective upon the closing of the Accuro transaction on June 2, 2008. We borrowed approximately $100,000 to fund a portion of the purchase price of Accuro.

The Third Amendment also increased the applicable margins on the rate of interest we pay under our credit agreement for both the term loan and revolving credit facilities.

As a result of this increased indebtedness, our equal principal reduction payments increased to $625 beginning on June 30, 2008 and will be paid quarterly throughout the term with a balloon payment due at maturity. The maturity dates of the revolving credit facility and term loan remain October 23, 2011 and October 23, 2013, respectively. Other significant terms of the credit agreement remained unchanged from the prior amended credit agreement.

Interest payments are calculated at the current LIBOR plus an applicable margin. The applicable margin on our term loan debt was 2.75% at December 31, 2008. We entered into an interest rate collar to hedge our interest rate exposure on a notional $155,000 of term loan debt in June

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

2008. The collar sets a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the 3-month LIBOR applicable to a notional $155,000 of term loan debt. See Note 14.

In connection with the Third Amendment, we capitalized approximately $6,167 of debt issuance costs related to the additional debt borrowing. The debt issuance cost will be amortized into interest expense using the effective interest method until the maturity date. For the year ended December 31, 2008, we recognized approximately $1,374 in interest expense related to the amortization of debt issuance costs.

On June 2, 2008, in connection with the acquisition of Accuro, we recorded a deferred purchase consideration liability of $18,500 which represents the present value of $20,000 in deferred consideration due to Accuro’s former shareholders on June 2, 2008 utilizing an effective incremental borrowing rate of approximately 7.8%. We will recognize $1,500 in interest expense, using the effective interest method, and accrete this liability from $18,500 on June 2, 2008 to $20,000 on June 2, 2009. For the year ended December 31, 2008, we recognized approximately $861 in interest expense due to accretion, and the deferred purchase consideration is a current liability of approximately $19,361 as of December 31, 2008.

Initial Public Offering

On December 18, 2007 we closed on our initial public offering of common stock and received $216,574 (net of offering costs) in proceeds and subsequently paid down $120,000 of our term loan facility on the same date. We incurred no prepayment penalties or extinguishment charges with respect to this prepayment. Due to the prepayment, our principal reduction payments were recalculated to be equal payments of $498 (each representing 0.25% of the loan) and are paid quarterly throughout the term beginning March 31, 2008, with a balloon payment due at maturity or October 23, 2013.

Interest payments are calculated at the current LIBOR plus an applicable margin. The applicable margin was 2.50% at December 31, 2007. The base LIBOR rate was swapped for a fixed rate of 4.98% and 5.36% on a notional amount of the debt in November 2006 and again in July 2007, respectively. See Note 14. Our effective interest rates on the notional $80,000 and $75,000 term loan portions hedged at December 31, 2007 were 7.48% and 7.86%, respectively. The applicable interest rate on the unhedged portion of our term loan was 7.39% at December 31, 2007.

We are required to prepay the additional debt based on a percentage of free cash flow generated in each preceding fiscal year. In December 2007, we exercised the accordion feature of the facility and amended the amounts available under the revolving credit facility by $50,000, increasing the capacity of the revolving credit facility to $110,000. We also recorded an additional $175 of debt issuance costs in relation to the accordion and are amortizing these costs over the life of the revolver, or through October 2013.

July 2007 Amendment

On July 2, 2007, we amended our existing credit agreement and added $150,000 in additional debt. The proceeds of the additional debt were used to (i) purchase all of the outstanding stock of MD-X, and XactiMed; (ii) for the dividend discussed in Note 8; and (iii) the paydown of $10,000 outstanding under our revolving credit facility. The additional debt was treated as senior for purposes of meeting certain financial covenants of the amended credit agreement. The amended agreement also includes certain modifications to existing financial covenant calculations. The maturity date of the additional debt is the same as in the existing credit agreement, or October 23, 2013. The additional debt is collateralized by substantially all of the Company’s assets.

In connection with the July 2007 amendment, we capitalized $1,415 of debt issuance costs related to the additional debt borrowing. The debt issuance cost will be amortized into interest expense using the effective interest method until the maturity date. The unamortized debt issuance costs as of December 31, 2007 and

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

December 31, 2006 were $3,156 and $2,018, respectively. We recognized $520 and $452 in total debt issuance cost amortization for the years ended December 31, 2007 and 2006, respectively.

October 2006 Refinancing

On October 23, 2006, we executed a credit agreement which provided for $230,000 of senior credit facilities. These facilities consist of a new senior secured term loan of $170,000 and a new revolving credit facility of $60,000. No funds were drawn on the revolving credit facility as of December 31, 2006. However in connection with a building lease, we provided a $1,000 letter of credit to the landlord (see “Finance Obligation” further within note). This letter of credit reduced the availability under the Revolving Credit Facility to $59,000 as of December 31, 2006.

The funds received from these credit facilities were used to: i) pay in full and replace all preexisting senior financing (executed in July 2005 and February 2006), including the preexisting senior secured term loan of $35,000 the revolving credit facility of $65,000 (of which $45,500 was drawn prior to the Refinancing), and a supplemental term loan of $25,000; and ii) remit a $70,000 dividend payment on December 1, 2006, to all stockholders of record as of November 21, 2006. See Note 8 for further discussion of the dividend.

The senior secured term loan has a seven-year term, and the new revolving credit facility has a term of five years. The senior financing is collateralized by substantially all of our assets and has certain financial and non-financial debt covenants. Interest payments are calculated at the current LIBOR rate plus an applicable margin. At December 31, 2006 the applicable interest rate was 7.85% (however, the base LIBOR rate was swapped for a fixed rate on a notional amount of the facility on November 29, 2006. See Note 14. Equal principal reduction payments of $425 (each representing 0.25% of the loan) for the Senior Secured Term loan began on March 31, 2007 and are paid quarterly throughout the seven-year term of the loan (currently at $625 a quarter), with a balloon payment due at maturity, or October 23, 2013. No principal payments are required on amounts drawn under the revolving credit facility. Rather, the entire balance of the revolving credit facility is due upon maturity, or October 23, 2011. We are required to prepay the senior credit facilities based on a percentage of free cash flow generated in each preceding fiscal year. As of December 31, 2006, $170,000 was outstanding under the senior secured term loan and $59,000 of unused availability existed under the revolving credit facility.

In connection with the October 2006 senior refinancing, we expensed $2,158 (included in “Other” expense in the accompanying consolidated statement of operations) as an early extinguishment of debt charge. The majority of this charge represented the write off of unamortized debt issuance costs related to the preexisting senior secured term loan, revolving credit facility, and supplemental term loan. In accordance with EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (“EITF 96-19”), we determined that the new senior financing was a substantially different loan structure from the preexisting financing. Thus, the entire preexisting unamortized debt issuance costs were expensed. Immediately subsequent to this transaction, we capitalized $2,073 of new debt issuance costs in relation to the October 2006 senior refinancing, of which $1,532 relates to the senior secured term loan and $541 relates to the revolving credit facility. The remaining unamortized debt issuance costs will continue to be amortized using the effective interest method until the respective maturity dates, October 31, 2013 for the senior secured term loan and October 31, 2011 for the revolving credit facility.

We have provided a $1,000 letter of credit to guarantee our performance under the terms of a ten-year lease agreement as described below. The letter of credit is associated with the capital lease of a building under a finance obligation. We do not believe that this letter of credit will be drawn.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Finance Obligation

We entered into a lease agreement for a certain office building with an entity owned by the former owner of a company that was acquired in May 2001 (the “Lease Agreement”). Under the terms of the Lease Agreement, we were required to purchase the office building and adjoining retail space on January 7, 2004 for $9,274. The fair value of the office building and related retail space at the acquisition date was $6,000 and $2,900, respectively.

In August 2003, we facilitated the sale of the office building and related retail space under the Lease Agreement. We entered into a new lease with the new owner of the office building and provided a $1,000 letter of credit and eight months of prepaid rent in connection with the new lease. The lease agreement was for ten years. The letter of credit and prepaid rent constitute continuing involvement as defined in Statement of Financial Accounting Standards No. 98, Accounting for Leases (“SFAS No. 98”), and as such the transaction did not qualify for sale and leaseback accounting. In accordance with SFAS No. 98, the Company recorded the transaction as a financing obligation. As such, the book value of the assets and related obligation remain on the Company’s consolidated financial statements. We recorded a $501 commission on the sale of the building as an increase to the corresponding financing obligation. In addition, we deferred $386 in financing costs that will be amortized into expense over the life of the obligation. Subsequent to the date of sale (August 2003), we decreted the finance obligation in accordance with a policy that would match the amortization of the corresponding asset. The amount of the financial obligation decretion for the years ended December 31, 2008 and 2007 was $128 and $176, respectively.

In July 2007, we extended the lease terms of the Lease Agreement an additional four years through July 2017. The terms of the lease extension were substantially similar to that of the original lease term, and our outstanding letter of credit continues to constitute continuing involvement as defined by SFAS No. 98. The lease extension effectively increased our outstanding finance obligation and corresponding office building asset by$1,121 at the time of the amendment.

The lease payments on the office building are charged to interest expense in the periods they are due. The lease payments included as interest expense in the accompanying statement of operations for the years ended December 31, 2008, 2007 and 2006 were $647, $647 and $642, respectively.

Rental income and additional interest expense is imputed on the retail space of $438 annually. Both the income and the expense are included in “Other income (expense)” in the accompanying consolidated statement of operations for each of the years ended December 31, 2008, 2007 and 2006 with no effect to net income. Under the Lease Agreement, we are not entitled to actual rental income on the retail space, nor do we have legal title to the building.

When we have no further continuing involvement with the building as defined under SFAS No. 98, we will remove the net book value of the office building, adjoining retail space, and the related finance obligation and account for the remainder of our payments under the Lease Agreement as an operating lease. Under the Lease Agreement, we will not obtain title to the office building and retail space. Our future commitment is limited to the payments required by the ten year Lease Agreement. At December 31, 2008, the future undiscounted payments under the Lease Agreement aggregate to $5,756.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Future payments of the finance obligation as of December 31, 2008 are as follows:

Obligations
Under
Capital Lease

2009	$1,096
2010	1,096
2011	1,103
2012	1,114
2013	1,114
Thereafter	11,942

17,465
Less: Amounts representing interest	(7,456)

Net present value of capital lease obligation	10,009
Less: Amount representing current portion	(149)

Finance obligation, less current portion	$9,860

Interest Rate Swaps

On June 24, 2008, we terminated two floating-to-fixed rate LIBOR-based interest rate swaps, originally entered into in November 2006 and July 2007 (See Note 14). The swaps were originally set to fully terminate by July 2010. Such early termination with the counterparty was deemed to be a termination of all future obligations between us and the counterparty. In consideration of the early termination, we paid $3,914 to the counterparty on June 26, 2008 plus $903 of accrued interest. Prior to the termination, the fair values of the swaps were recorded in other long-term liabilities and accumulated other comprehensive loss on our balance sheet. The termination of the swaps resulted in the payment of such liability and the reclassification of the related accumulated other comprehensive loss to current period expense. The result was a charge to expense for the year ended December 31, 2008 of $3,914. We have no assets or liabilities remaining on our Consolidated Balance Sheet with respect to these interest rate swaps as of December 31, 2008.

7.	COMMITMENTS AND CONTINGENCIES

We lease certain office space and office equipment under operating leases. Some of our operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the related minimum lease term utilizing total future minimum lease payments. Future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year as of December 31, 2008 are as follows:

Operating
Lease

2009	$7,127
2010	6,756
2011	6,494
2012	6,063
2013	3,334
Thereafter	11,166

$40,940

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Rent expense for the years ended December 31, 2008, 2007, and 2006, was approximately $6,651, $4,714 and $3,492 respectively.

Performance Targets

In the ordinary course of contracting with our customers, we may agree to make some or all of our fees contingent upon the customer’s achievement of financial improvement targets from the use of our services and software. These contingent fees are not recognized as revenue until the customer confirms achievement of the performance targets. We generally receive written customer acceptance as and when the performance targets are achieved. Prior to customer confirmation that a performance target has been achieved, we record invoiced contingent fees as deferred revenue on our consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs.

Legal Proceedings

On May 28, 2008, The Woodmoor Group, Inc. (“Woodmoor”) filed a Demand for Arbitration with the American Arbitration Association against Accuro, alleging that Woodmoor is due a “Performance Payment Amount” pursuant to the terms of the Asset Purchase Agreement (the “Woodmoor APA”) dated as of March 26, 2007 between Woodmoor, as seller, and Accuro, as buyer. Woodmoor claimed that it suffered actual damages in excess of $2,090 as a result of Accuro’s allegedly negligent or fraudulent actions in the performance of its obligations under the Woodmoor APA. Accuro and MedAssets denied the allegations. On January 20, 2009, the arbitrator issued an order granting summary judgment in favor of Accuro. To the extent any consideration or damages are awarded to Woodmoor prior to the first anniversary date of the Accuro Acquisition, such amounts would reduce our deferred purchase consideration obligation to the former Accuro shareholders.

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

On November 30, 2007, Jacqueline Hodges, the former owner of Med-Data, filed a complaint in the United States District Court for the Northern District of Georgia, alleging that we failed to act in good faith with respect to the operation of the Med-Data business after its acquisition on July 18, 2005, by our wholly owned subsidiary Project Metro Acquisition, LLC (subsequently merged into MedAssets Net Revenue Systems, LLC), by taking certain actions and failing to take others which had the effect of causing the business to fail to achieve additional acquisition consideration contingent on certain “earn-out” thresholds in the purchase agreement. On March 21, 2008 we filed an answer, denying the plaintiffs’ allegations; and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. This litigation is currently in the discovery stage. Discovery has been substantially completed, but we cannot estimate a probable outcome at this time. The maximum potential earn-out payment is $4,000. In addition, the plaintiffs claim that Ms. Hodges, one of the plaintiffs, is entitled to the accelerated vesting of options to purchase 140,000 shares of our common stock that she received in connection with her employment agreement with the Company. Under the terms of her agreement, these options would have vested on July 15, 2012; however, the vesting would have been accelerated to June 30, 2007 if the earn-out performance criteria had been met.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The D&I acquisition contingency period ended December 31, 2008 and no additional consideration was earned under the terms of the agreement.

As of December 31, 2008, we have not recorded a liability or an asset related to the Med-Data acquisition contingency on our balance sheet. Other than the Med-Data dispute noted above, as of December 31, 2008, we are not presently involved in any other legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

We are not aware of any other significant litigation in which a financial outcome is either probable or estimable as of December 31, 2008 or 2007.

8.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Conversion of Preferred Stock to Common Stock

As a result of the closing of our initial public offering, all outstanding Preferred Stock converted into approximately 17,317,000 shares of common stock based on the applicable conversion rate for each series. As a result of the conversion, all rights of the holders of such shares to receive accrued dividends terminated therefore all accrued and unpaid dividends totaling $80,320 were deemed contributed to paid in capital. We had no Preferred Stock outstanding as of December 31, 2008 and 2007.

At the initial public offering in December 2007, the conversion rate for each share of Series A, F, G, H, I and J was .80 shares of common stock for one share of Series A, F, G, H, I and J Preferred Stock. The conversion rate for each share of Series B, B-2, C, and C-1 Preferred Stock was .81 shares of common stock; each share of Series D Preferred Stock was .81 shares of common stock; and each share of Series E Preferred Stock was .80 shares of common stock.

In connection with our initial public offering we amended and restated our Certificate of Incorporation (“Certificate”) authorizing us to issue 50,000,000 shares of undesignated preferred stock, par value $0.01 per share. The preferred stock could be issued from time to time in one or more series, each of which series had distinctive designation or title and such number of shares as was fixed by the Board prior to the issuance of any shares thereof. Each such series of preferred stock had voting powers, full or limited, or no voting powers, and such preferences and relative, participating optional or other special rights and such qualifications, limitations or restrictions thereof, as had to be stated and expressed in the resolution or resolutions providing for the issue of such series of preferred stock.

On July 30, 2007, the holders of the Series G Preferred Stock exercised their rights as allowed under the Certificate of Incorporation and converted all 833,333 outstanding shares of Series G Preferred Stock into shares of common stock at a conversion ratio of .80 shares of common stock for each share of Series G Preferred Stock.

Other Stock Transactions Prior to Conversion

Series J Preferred Stock

On July 2, 2007, we amended and restated the provisions of our Certificate authorizing 625,920 shares of Series J Convertible Preferred Stock. The Certificate created redemption and other rights for the holders of the Series J Preferred Stock. We issued 552,282 shares of Series J Preferred Stock in connection with the acquisition of MD-X. See Note 5 for further discussion regarding the acquisition of MD-X.

Subsequent to the acquisition, we sold approximately 73,000 shares of our Series J Preferred Stock to an officer of MD-X for proceeds of $1,000.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

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

Series G Preferred Stock

On June 30, 2003, we terminated and settled a prior agreement with a large customer and entered into a new agreement with a term of eight years and four months. The agreement requires the customer to deal exclusively with us for group purchasing services subject to certain cancellation penalties. The settlement of the prior agreement provided for the issuance of 833,333 shares of Series G Preferred Stock valued at $4,208 to the customer. We have recognized the payment as a prepaid asset in the accompanying consolidated balance sheet and have amortized the amount into revenue share incentive over the period of expected benefit. We recorded amortization of $1,027 for the year ended December 31, 2006. As of December 31, 2006, the prepaid asset has been fully amortized.

Series F Preferred Stock

In connection with our initial public offering, all remaining outstanding Series F Preferred Stock Option Units became exercisable into shares of our common stock instead of Series F Preferred Stock. These options have similar terms and characteristics as our outstanding common stock options and have therefore been included in our disclosure of common stock options (See Note 10).

During 2006, certain holders of the Series F Preferred Stock Option Units exercised approximately 7,000 Series F Preferred Stock Option Units. As a result, we issued approximately 7,000 shares of our Series F Preferred Stock and 2,000 shares of our common stock for aggregate exercise proceeds of $13.

Preferred Dividends and Accretion

As of December 31, 2007 and as a result of our initial public offering, all rights of the former Preferred Stock shareholders to accrued dividends were terminated upon conversion to common shares. Additionally the shareholders received no Preferred Stock dividends during 2007 or 2006, other than with respect to the special cash dividends described below.

As amended by the July 2007 amendment, the holders of the Preferred Stock (other than the Series G Preferred Stock) were entitled to receive dividends, if declared by our Board. All Preferred dividends were compounded annually on the anniversary of the initial issuance date of such Preferred Stock and were cumulative whether or not declared. Dividends could not be paid on the Series A; Series B; Series B-2; Series D; Series E; Series F; Series H; Series I; or Series J Preferred Stock unless the Company had redeemed all shares of Series C or Series C-1 Preferred Stock as required by the Certificate of Incorporation. In addition, dividends up to an aggregate $45,700 may have been paid on the Preferred Stock and or common stock prior to any dividend payment to the Series I or Series J.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Based on the rights of the Preferred Shareholder’s prior to our initial public offering, We recorded approximately $15,802 and $14,042 in Preferred Stock dividends during the years ended December 31, 2007 and 2006, respectively. The accrued dividends were recorded as a reduction of our reported net income on the Consolidated Statements of Operations to arrive at net income (loss) attributable to common stockholders. As discussed above, all rights of the former Preferred Stock shareholders to accrued dividends were terminated upon conversion to common shares at our initial public offering.

We recognized approximately $292 of expense during the in year ended December 31, 2007 to accrete the Series J to its fair value. We have recognized $671 in expense during the year ended December 31, 2006 to accrete the Series A, Series B, Series C-1, Series D, Series E, Series F, and Series G Preferred Stock to their fair value. The accretion expense is recorded as a reduction of our reported net income on the Consolidated Statements of Operations to arrive at net income (loss) attributable to common stockholders.

Cash Dividends

On July 23, 2007, our Board declared a special cash dividend in the aggregate amount of $70,000 payable to the holders of (i) shares of our common stock and (ii) shares of our Series A, Series B, Series B-2, Series C, Series C-1, Series D, Series E, Series F, Series H, Series I, and Series J Preferred Stock on an as-converted-to-common stock basis (collectively the “Participating Stockholders”). The dividend declared was payable to Participating Stockholders of record on August 13, 2007, and paid to those Participating Stockholders on August 30, 2007. As defined in the Certificate of Incorporation, the Series I and Series J Preferred Stock were excluded from participating in the first $45,700 of the dividend. On August 13, 2007, the total number of common shares and Preferred Stock shares participating in the dividend, on an as-converted-to-common stock basis was 27,643,921 excluding the Series I and Series J Preferred Stock and 29,514,318 including the Series I and Series J Preferred Stock equating to a per-share dividend payable of approximately $2.48 a share for the common and Series A, B, B2, C, C1, D, E, F, and H Preferred stockholders and a per-share dividend payable of approximately $.83 a share for the Series I and Series J stockholders. The dividends were paid to the Participating Stockholders on August 30, 2007. The dividend increased our accumulated deficit as the additional paid-in capital carried no balance. The dividend did not reduce the liquidation value of the Company’s Preferred Stock.

On October 30, 2006, our Board declared a special cash dividend in the aggregate amount of $70,000 payable to the holders of (i) shares of our common stock and (ii) shares of our Series A, Series B, Series B-2, Series C, Series C-1, Series D, Series E, Series F, and Series H Preferred Stock on an as-converted-to-common stock basis (collectively the “Participating Stockholders”). The dividend declared was payable to Participating Stockholders of record on November 21, 2006, and paid to those Participating Stockholders on December 1, 2006. On November 21, 2006, the total number of common shares and Preferred Stock shares participating in the dividend, on an as-converted-to-common stock basis was 26,245,451 equating to a per-share dividend payable of approximately $2.66 a share. The dividends were paid to the Participating Stockholders on December 1, 2006. The dividend increased our accumulated deficit as the additional paid-in capital carried no balance. The dividend did not reduce the liquidation value of the Company’s Preferred Stock.

9.	STOCKHOLDERS’ EQUITY

Common Stock

On June 2, 2008, we issued approximately 8,850,000 unregistered shares of our common stock in connection with our acquisition of Accuro. We valued this equity issuance at $14.62 per share, which was computed using the five-day average of our closing share price for the period beginning two days before the April 29, 2008 announcement of the Accuro Acquisition and ending two days after the announcement in

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.

During 2008, we issued approximately 20,000 shares of our common stock to an unrelated charitable foundation. The market value of the common stock on the date of issuance was $348, which has been recorded as non-cash, non-employee share-based expense in our accompanying Consolidated Statement of Operations for the year ended December 31, 2008.

During 2008, 2007, and 2006, we issued approximately 455,000, 859,000, and 1,725,000 shares of common stock, respectively, in connection with employee stock option exercises for aggregate exercise proceeds of $1,862, $3,441, and $4,127, respectively.

On December 18, 2007, we closed on our initial public offering of common stock. As a result of the offering, we issued 14,781,781 shares of common stock for proceeds of $216,574 (net of underwriting fees of $16,556 and other offering costs of $3,379). In connection with our initial public offering, we amended and restated our certificate of incorporation authorizing us to issue 150,000,000 shares of common stock with a par value of $0.01 per share.

Restricted Common Stock

During 2008, 2007 and 2006, we issued approximately 6,000, 8,000, and 16,000 (or 8,000 net of forfeitures) shares, respectively, of restricted common stock to members of our advisory board in exchange for advisory services (See Note 10).

Common Stock Warrants

During 2008, we issued approximately 190,000 net shares of common stock in connection with a cashless exercise of a warrant. During 2007 and 2006, we issued approximately 44,000 and 1,254,000 shares of common stock, respectively, in connection with common stock warrant exercises for aggregate exercise proceeds of $84 and $90 respectively. As of December 31, 2008, we had approximately 38,000 warrants exercisable into common stock at a weighted average exercise price of $2.29 with a weighted average remaining life of 4.5 years.

During 2007 we issued a warrant to purchase 8,000 shares of our common stock at a price $10.44 per share to an outside party in association with professional services rendered. The estimated fair value of the warrant at the date of issue was $35. We recorded non-employee share-based compensation expense of $35. The warrant was exercised prior to December 31, 2007.

Shareholder Notes Receivable

During 2008, we settled all outstanding notes receivable issued by certain stockholders. The notes were collateralized by pledged shares of our common stock. In lieu of cash payment, we accepted a number of the pledged shares as payment in full for amounts owed under the notes receivable. The number of shares paid was determined by dividing the total principal and interest due under each note receivable by the closing market price of our common stock on the date prior to the effective date of each respective transaction. We received approximately 33,000 shares of our common stock in lieu of cash to settle $585 in principal and interest outstanding under the notes receivable. The shares were subsequently retired and are no longer outstanding. For the years ended December 31, 2008, 2007 and 2006, we recorded a mark to market adjustment to non-cash share-based compensation expense of $(645), $1,005, and $175, respectively, related to the underlying shares pledged as collateral for the notes.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Stock Splits

We effected a 1-for-1.25 reverse stock split on our shares of common stock in November 2007. As such, all references to the number of common shares and the per-common share amounts were restated to give retroactive effect to the reverse stock split for all periods presented.

We completed a 2000-for-1 stock split on our shares of common stock in May 2007 which reversed the impact of the reverse split declared in December 2006. Additionally, the par value per share of the common stock did not change as a result of either stock split and remains at $.01 per share.

We completed a 1-for-2,000 reverse stock split of our shares of common stock on December 26, 2006. As a result of the reverse split, the Board approved the retirement of all fractional common shares (less than one share) held subsequent to the reverse split. Subsequently, those fractional shares became redeemable for cash as of December 31, 2006 at the pre-reverse split fair value per our June 30, 2006 valuation. Only holders of less than 2,000 common shares prior to the reverse split held fractional shares subsequent to the split. Due to the new redemption rights of the fractional common share ownership and immediate retirement of such fractional common shares, we retired approximately 54,000 common shares at a redemption value of $529. We remitted payment to the former shareholders on January 31, 2007 to satisfy the share-based liability. No fractional common shares were held and outstanding as of December 31, 2007.

10.	SHARE-BASED COMPENSATION

On January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment (or “SFAS No. 123(R)”), and the prospective method was applied as described in Note 1.

As of December 31, 2008, we had restricted common stock and common stock option equity awards outstanding under three share-based compensation plans, which are described below. The share-based compensation cost related to restricted common stock, common stock options, and other share-based compensation (inclusive of the expense associated with the shareholder receivable discussed in Note 9) that has been charged against income was $8,550, $5,611, and $3,257 for the years ended December 31, 2008, 2007, and 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements related to restricted common stock, common stock options, and other share-based compensation was $3,227, $2,146, and $1,258 for the years ended December 31, 2008, 2007, and 2006, respectively. There were no capitalized share-based compensation costs at December 31, 2008, 2007, or 2006.

As of December 31, 2008, we had approximately 5,783,000 shares reserved under our equity incentive plans available for grant. Total share-based compensation expense (inclusive of restricted stock, stock options, and other share-based compensation) for the fiscal years ended December 31, 2008, 2007, and 2006 is reflected in our consolidated statements of operations as noted below.

	December 31,
	2008	2007	2006

Cost of revenue	$1,983	$877	$834
Product development	721	350	517
Selling and marketing	1,894	1,050	597
General and administrative	3,952	3,334	1,309

Total share-based compensation expense	$8,550	$5,611	$3,257

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Equity Incentive Plans

In 2008, the Company’s stockholders approved and the Board adopted the MedAssets Inc. Long-Term Performance Incentive Plan. The Plan provides for the grant awards of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, performance awards, stock appreciation rights and other stock-based awards. An aggregate of 5,500,000 shares of our common stock was reserved for issuance to the Company’s directors, employees, and others under this plan. The plan is designed to replace and succeed the MedAssets, Inc. 2004 Long-Term Incentive Plan. Our policy is to grant options with an exercise price equal to the fair market price of our stock on the date of grant. Terms of each equity award grant are determined by our Board. Service based option awards generally vest based on five years of continuous service and have seven-year contractual terms.

In April 2004, our Board adopted the 2004 Long Term Equity Incentive Plan. An aggregate of 3,120,000 shares of our common stock was initially reserved for issuance to the Company’s directors, employees, and others under this plan. The number of shares reserved for issuance is subject to increases from time to time as approved by the Board and stockholders of the Company. Effective April 2006, 3,200,000 additional shares were reserved for issuance under the plan. In June 2007, the Board recommended and stockholders approved an increase of 2,708,000 shares reserved under the plan. Our policy is to grant options with an exercise price equal to the fair market price of our stock on the date of grant; those option awards generally vest based on five years of continuous service and have ten-year contractual terms. Share awards generally vest over three years. We do not currently intend to issue any additional awards under this plan and all future shares that are canceled or forfeited that were initially issued under this plan will be added back to our 2008 plan.

In November 1999, our Board adopted the 1999 Stock Incentive Plan. An aggregate of 1,070,000 shares of our common stock was initially reserved for issuance to our directors, employees, and others under this plan. The number of shares reserved for issuance was subject to increases from time to time as approved by the Board. During the years 2000 through 2003, a total of 3,680,000 additional shares were reserved for issuance under the plan. Our policy with this plan, as with the 2004 Plan, was to grant options with an exercise price equal to the fair market price of our stock on the date of grant; those option awards generally vest based on three to four years of continuous service and have ten-year contractual terms. Share awards generally vest over three years. We do not currently intend to issue any additional awards under this plan and all future shares that are canceled or forfeited that were initially issued under this plan will be added back to our 2008 plan.

Restricted Common Stock Awards

During 2008, 2007 and 2006, we issued approximately 6,000, 8,000, and 16,000 (or 8,000 net of forfeitures) shares, respectively, of restricted common stock to members of our advisory board in exchange for advisory services. The restricted shares of common stock generally vest over three years. The estimated fair value of the restricted common stock at the date of issuance was $94, $84, and $118, respectively.

We have recorded non-cash share-based compensation expense related to restricted common stock awards of $109, $136, and $72 during the years ended December 31, 2008, 2007, and 2006, respectively; related to restricted shares issued in connection with advisory services. We will recognize additional non-cash share-based compensation expense of $46, $11, and $2 for the years ended December 31, 2009, 2010, and 2011, respectively, related to restricted stock awards issued for advisory services.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

A summary of changes in restricted shares during the year ended December 31, 2008 is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Nonvested balance at January 1, 2008	25,000	$6.35
Change during the period:
Shares granted	6,000	16.04
Shares vested	(18,000)	5.95
Shares forfeited	—	—

Nonvested balance at December 31, 2008	13,000	$11.30

Common Stock Option Awards

During the fiscal years ended December 31, 2008, 2007, and 2006, we granted service based options for the purchase of approximately 1,904,000, 2,706,000, and 2,174,000 shares, respectively, under the plans. The options granted during 2008 have a weighted average exercise price of $15.70 and have a service vesting period of five years with the exception of 41,000 which vest over a ten-month period. The options granted during 2007 have a weighted average exercise price of $10.33 and have a service vesting period of three years (300,000 options) and five years (2,406,000 options). The options granted during 2006 have a weighted average exercise price of $6.81 and have a service vesting period of three years (540,000 options) and five years (1,634,000 options).

The exercise price of all stock options described above was equal to the estimated fair value of our common stock , or market price, of our common stock on the date of grant (or “common stock grant-date fair value”), and therefore the intrinsic value of each option grant was zero. The common stock grant-date fair value of options granted during 2008 represents the market value of our common stock as of the close of market on the date prior to the grant date. The common stock grant-date fair value of options granted during 2007 and 2006, represents valuation ascribed to our common stock from a contemporaneous valuation performed on or near each grant date.

The weighted-average grant-date fair value of each option granted during the fiscal years ended December 31, 2008, 2007 and 2006 was $6.41, $4.88 and $3.63, respectively.

During the fiscal year ended December 31, 2008, we modified certain option agreements by accelerating the vesting of approximately 20,000 options in connection with the death of one of our employees. As a result of the option agreement modifications, we recognized incremental non-cash share-based compensation expense of $231 during the fiscal year ended December 31, 2008.

We have recorded non-cash employee share-based compensation expense related to common stock option awards of $8,738, $4,435 and $3,009 (inclusive of $954 related to incremental expense for the acceleration of non-vested options to holders of less than 2,000 aggregate options, prior to the reverse split) for the fiscal years ended December 31, 2008, 2007 and 2006, respectively. There was $14,346 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 1.84 years.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

A summary of changes in outstanding options during the fiscal year ended December 31, 2008 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding as of January 1, 2008	6,974,000	$6.49	8 years	$121,713

Granted	1,904,000	15.70
Exercised	(455,000)	4.09
Forfeited	(428,000)	9.89
Cancelled	—	—

Options outstanding as of December 31, 2008	7,995,000	$8.63	7 years	$50,918

Options exercisable as of December 31, 2008	2,914,000	$5.84	6 years	$25,968

The total fair value of the options vested during the fiscal years ended December 31, 2008, 2007 and 2006 was $7,095, $2,547 and $869, respectively

The total intrinsic value of options exercised during the fiscal years ended December 31, 2008, 2007 and 2006, was $5,592, $6,352 and $11,900 respectively. Our policy for issuing shares upon share option exercise is to issue new shares of common stock.

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of options outstanding as of December 31, 2008, 2007 and 2006:

	December 31,	December 31,	December 31,
	2008	2007	2006

Range of exercise prices	$0.63 - $17.86	$0.63 - $16.00	$0.63 - $9.68
Number of options outstanding	7,995,000	6,974,000	5,084,000
Weighted average exercise price	$8.63	$6.49	$4.21
Weighted average remaining contractual life	7.3 years	7.9 years	8.0 years

Under the provisions of SFAS No. 123(R), we calculate the grant-date estimated fair value of share-based awards using a Black-Scholes-Merton valuation model. Determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is estimated based on historical experience. We base fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes-Merton option-pricing model with the following assumptions for the fiscal years ended December 31, 2008, 2007 and 2006:

	December 31,
	2008	2007	2006

Range of calculated volatility	32.2% - 36.1%	38.1% - 42.6%	43.9% - 49.3%
Dividend yield	0%	0%	0%
Range of risk free interest rate	1.6% - 3.6%	4.1% - 4.7%	4.6% - 5.2%
Range of expected term	5 - 6.5 years	6 - 6.5 years	6 - 6.5 years

As a newly public entity, it is not practicable for us to estimate the expected volatility of our share price. In accordance with SFAS No. 123(R), we have estimated grant-date fair value of our shares using volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities. We identified similar public entities for which share and option price information was available, and considered the historical volatilities of those entities’ share prices in calculating volatility. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding. Based on its limited history, we utilized the “simplified method” as prescribed in Staff Accounting Bulletin No. 107, Share-based Payment, to calculate expected term. For the 2004 plan, compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures.

Reverse Stock Option Split

Due to the December 26, 2006 reverse stock split discussed in Note 9, any option holders that were entitled to options to purchase only a fraction of a common share subsequent to the reverse split were entitled to cash payment in lieu of fractional option rights. The reverse stock split was effective for both vested and unvested fractional option rights. For those 318 holders, we accelerated the full vesting of all their unvested outstanding options which resulted in additional share-based compensation expense of $954 for the year ended December 31, 2006. The cash payment to the fractional option holders equaled either: a) the intrinsic value of such options, prior to the reverse split (the per-share fair value of common stock as of June 30, 2006, less the exercise price of the option); or b) the Black-Scholes value of options held that had no intrinsic value, prior to the reverse split. As a result of this calculation, we reclassified $991 of additional paid-in capital to a share-based payment liability as of December 31, 2006, and subsequently remitted this payment to the former option holders on January 31, 2007. This payment effectively terminated approximately 170,000 common stock options, which equated to the option rights to purchase approximately 170,000 common shares. No fractional option rights to purchase common shares remained outstanding.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

11.	INCOME TAXES

The provision for income tax expense (benefit) is as follows for the years ended December 31:

	2008	2007	2006

Current expense
Federal	$1,349	$3,610	$3,966
State	1,008	539	549

Total current expense	2,357	4,149	4,515
Deferred expense (benefit)
Federal	5,229	2,453	(5,790)
State	(84)	784	(1,342)

Total deferred expense (benefit)	5,145	3,237	(7,132)
Change in valuation allowance	(13)	(2,870)	(6,243)

Provision (benefit) for income taxes	$7,489	$4,516	$(8,860)

A reconciliation between reported income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 35 percent is as follows at December 31, 2008, 2007 and 2006:

	2008	2007	2006

Computed tax expense (benefit)	$6,415	$3,784	$(6)
State taxes (net of federal benefit)	606	(1,735)	(971)
Other permanent items	73	30	(77)
Meals & entertainment related to operations	565	705	176
Write-off related to In-process R&D impairment	—	418	—
Uncertain tax positions	(152)	1,277	—
Change in valuation allowance	—	—	(7,517)
Net operating loss adjustments	(36)	—	(434)
Other	18	37	(31)

Provision (benefit) for income taxes	$7,489	$4,516	$(8,860)

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2008	2007

Deferred tax asset, current
Accrued expenses	$3,617	$2,167
Accounts receivable	1,406	1,333
Returns and allowances	133	213
Deferred revenue	1,765	—
Financial hedges	—	1,772
Net operating loss carryforwards	7,757	9,392
Other	—	172

Deferred tax asset, current	14,678	15,049
Valuation allowance	(129)	—

Total deferred tax asset, current	14,549	15,049
Deferred tax liability, current
Change in accounting method — deferred revenue	(237)	—
Prepaid expenses	(291)	—
Deferred interest expense	(241)	—

Total deferred tax liability, current	(769)	—

Net deferred tax asset, current	$13,780	$15,049

Deferred tax asset, non-current
Deferred compensation	5,563	2,750
Net operating loss carryforwards	3,286	4,565
Capital lease	755	962
Deferred revenue	1,156	2,958
Financial hedges	1,268	—
AMT credit	1,253	936
Research and development credit	409	409
Other	79	—

Deferred tax asset, non-current	13,769	12,580
Valuation allowance	(122)	(265)

Total deferred tax asset, non-current	13,647	12,315
Deferred tax liability, non-current
Deferred revenue	(710)	—
Intangible assets	(21,025)	(12,856)
Prepaid expenses	(70)	(102)
Fixed assets	(893)	(1,119)
Capitalized software costs	(6,766)	(4,106)

Total deferred tax liability, non-current	(29,464)	(18,183)

Net deferred tax liability, non-current	$(15,817)	$(5,868)

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

We have historically maintained a valuation allowance on certain deferred tax assets. In assessing the ongoing need for a valuation allowance, we consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable benefits and tax planning strategies. As a result of this assessment, we reversed $13 of valuation allowance on certain deferred tax assets for the year ended December 31, 2008.

This decrease to the valuation allowance was related to our expectations of utilization of state net operating loss carry forwards in future periods. As a result of the decrease of the valuation allowance of $13 we realized a state benefit of $13 included in “Income tax (benefit)” on the accompanying Statement of Operations. We will continue to evaluate on an annual basis, in accordance with Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”), whether or not a continued valuation allowance is necessary.

For year ended December 31, 2007, we reversed approximately $2,870 of valuation allowance related to state net operating loss carry forwards and our expectations of utilization in future periods. As a result of the decrease of the valuation allowance of $2,870, we realized a state benefit of approximately $2,870 included in “Income tax (benefit)” on the accompanying Consolidated Statement of Operations.

In 2006, we reduced our valuation allowance by a net amount of $6,243. As a result of the reversal, we realized a one-time federal tax benefit of approximately $7,517. For state purposes, we increased our valuation allowance and realized a net increase in our state income tax expense of $1,274 related to a net increase in valuation allowance covering all of our state net operating losses due to the uncertainty of their use in future periods.

We have gross federal net operating loss carry forwards available to offset future taxable income of $23,459 and $31,372 at December 31, 2008 and 2007, respectively. These carry forwards expire at various dates beginning in 2018 through 2028. Previous changes to ownership as defined by Section 382 of the Internal Revenue Code have limited the amount of net operating loss carry forwards we can utilize in any one year. In addition to previous ownership changes, our initial public offering and acquisition of Accuro, triggered ownership changes with regard to MedAssets’ net operating losses as well as our acquired net operating losses from Accuro. These limitations have not changed our opinion regarding the utilization of federal net operating losses prior to their respective expiration. Sec. 382 limitations also impact our state net operating losses. We analyzed the impact of Sec. 382 on our state net operating loss carryforwards, as these rules differ from the federal rules in certain instances. We have determined that our valuation allowance is not materially impacted by Sec. 382, however we will continue to perform the analysis each period to ensure our valuation allowance is appropriately stated.

We incurred a net operating loss for the year ending December 31, 2006. In accordance with SFAS No. 123(R), under the “Tax Law Method,” we did not recognize for financial accounting purposes federal net operating losses of $2,143 and state net operating losses of $2,838. These net operating losses will be recognized in accordance with both SFAS No. 123(R) and SFAS No. 109 at such time the tax benefits are realized within the meaning of the Tax Law Method. When recognized, the utilization of these net operating losses will have the effect of reducing taxes payable rather than impacting expense or benefit.

Cash paid for income taxes amounted to $3,502 and $1,053 for the years ended December 31, 2008 and 2007, respectively.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on January 1, 2007. As a result of the implementation of FIN 48, we recognized a cumulative-effect adjustment by reducing the January 1, 2007 balance of retained earnings by $1,316 and increasing our liability for unrecognized tax benefits, interest, and penalties by $314 and reducing noncurrent deferred tax assets by $1,002.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Upon adoption of FIN 48, we elected an accounting policy to also classify accrued penalties and interest related to unrecognized tax benefits in our income tax provision. Previously, our policy was to classify penalties and interest as operating expenses in arriving at pretax income. During the year ended December 31, 2008 and December 31, 2007, we accrued zero and $282, respectively, for the potential payment of interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$1,216
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	1,252
Reductions for tax positions of prior years	(88)
Settlements and lapse of statue of limitations	—

Balance at December 31, 2007	$2,380
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2,002)
Settlements and lapse of statue of limitations	—

Balance at December 31, 2008	$378

Included in our unrecognized tax benefits are $180 of uncertain positions that would impact our effective rate if recognized. We do not expect unrecognized tax benefits to materially change in the next 12 months.

As a result of net operating loss carryforwards, our consolidated U.S. federal income tax returns for tax years 1999 to 2002 remain subject to examination by the Internal Revenue Service (or “IRS”) for net operating loss carryforward and credit carryforward purposes. For years 1999 to 2004 the statute for assessments and refunds has expired. The statute of limitations on our 2005 federal income tax return for assessments and refunds expires on September 15, 2009. Separate state income tax returns for our parent company and certain consolidated state returns remain subject to examination for net operating loss carryforward purposes. Separate state income tax returns for our most significant subsidiary for tax years 2005 to 2007 remains open. The statute of limitations on these 2005 state returns will expire on September 15, 2009.

As a result of our acquisition of Accuro on June 2, 2008, we have not yet received all of the information necessary to examine Accuro’s uncertain tax positions, if any. At such time we obtain the necessary information (generally within one year of the date of acquisition), we may modify goodwill to reflect any appropriate action required under FIN 48 related to Accuro’s prior tax positions.

Our federal income tax returns were audited by the IRS for the tax years ended December 31, 2004 through December 31, 2007. The related field work was completed by the IRS in November 2008. As a result of the audit, we removed approximately $1,996 of uncertain positions from our tabular rollforward and reduced our FIN 48 liability approximately $679. Although years 2004-2007 have been audited, net operating loss carryforwards and credit carryforwards remain open for adjustment.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Two-Class Method under SFAS No. 128. Diluted EPS reflects the potential dilution that could occur if our stock options and stock warrants were exercised and converted into our common shares during the reporting periods.

	Year Ended December 31,
	2008	2007	2006

Numerator for basic and diluted income (loss) per share:
Net income from continuing operations	$10,841	$6,296	$8,843
Preferred stock dividends and accretion	—	(16,094)	(14,713)

Net income (loss) attributable to common stockholders	10,841	(9,798)	(5,870)
Denominator:
Weighted average shares outstanding	49,843,000	12,984,000	8,752,000
Effect of participating convertible preferred stock	—	—	—

Denominator for basic income or loss per share weighted average shares using the two-class method	49,843,000	12,984,000	8,752,000
Effect of dilutive securities:
Stock options	2,444,000	—	—
Stock warrants	27,000	—	—

Denominator for diluted income or loss per share — adjusted weighted average shares and assumed conversions	52,314,000	12,984,000	8,752,000
Basic income (loss) per share:
Basic net income (loss) attributable to common stockholders from continuing operations	$0.22	$(0.75)	$(0.67)

Diluted net income (loss) per share:
Diluted net income (loss) attributable to common stockholders from continuing operations	$0.21	$(0.75)	$(0.67)

Our participating preferred stock converted to common stock on December 18, 2007 as the result of our initial public offering. With this conversion, we are no longer contractually obligated to pay the associated accrued preferred dividends, and all rights to accrued and unpaid preferred dividends were terminated by the former preferred stock shareholders.

The effect of dilutive securities has been excluded for the year ended December 31, 2007 and 2006 because the effect is anti-dilutive as a result of the net loss attributable to common stockholders. The following table provides a summary of those potentially dilutive securities that have been excluded from the calculation of basic and diluted EPS under the two-class method because inclusion would have an anti-dilutive effect.

	December 31,
	2007	2006

Convertible preferred stock	16,013,000	16,129,000
Stock options	1,833,000	2,016,000
Stock warrants	124,000	116,000

Total	17,970,000	18,261,000

In addition, during the year ended December 31, 2008 we have excluded approximately 355,000 stock options from the calculation of diluted EPS because inclusion would have an anti-dilutive effect.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

13.	SEGMENT INFORMATION

We deliver our solutions and manage our business through two reportable business segments, Revenue Cycle Management and Spend Management:

•	Revenue Cycle Management. Our Revenue Cycle Management segment provides a comprehensive suite of software and services spanning the hospital, health system and other ancillary healthcare provider revenue cycle workflow — from patient admission and financial responsibility, patient financial liability estimation, charge capture, case management, contract management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance.

•	Spend Management. Our Spend Management segment provides a comprehensive suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization portfolio of contracts, consulting services and business intelligence tools.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), defines reportable segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing financial performance. SFAS No. 131 indicates that financial information about segments should be reported on the same basis as that which is used by the chief operating decision maker in the analysis of performance and allocation of resources. Management of the Company, including our chief operating decision maker, uses what we refer to as Segment Adjusted EBITDA as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. We define Segment Adjusted EBITDA as segment net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization (“EBITDA”) as adjusted for other non-recurring, non-cash or non-operating items. Our chief operating decision maker uses Segment Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period to period. Segment Adjusted EBITDA includes expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of the segment. General and administrative corporate expenses that are not specific to the segments are not included in the calculation of Segment Adjusted EBITDA. These expenses include the costs to manage our corporate offices, interest expense on our credit facilities and expenses related to being a publicly-held company. All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external customers.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

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

The following tables represent our results of operations, by segment, for the fiscal years ended December 31, 2008, 2007 and 2006. The results of operations of Accuro are included in our Revenue Cycle Management segment from the date of acquisition, or June 2, 2008:

	Year Ended December 31, 2008
	RCM	SM	Corporate	Total

Results of Operations:
Revenue:
Administrative fees	$—	$158,618	$—	$158,618
Revenue share obligation	—	(52,853)	—	(52,853)
Other service fees	151,717	22,174	—	173,891

Total net revenue	151,717	127,939	—	279,656
Total operating expenses	142,854	73,108	22,172	238,134

Operating income	8,863	54,831	(22,172)	41,522
Interest (expense) income	(4)	(1)	(21,266)	(21,271)
Other income (expense)	58	21	(2,000)	(1,921)

Income (loss) before income taxes	$8,917	$54,851	$(45,438)	$18,330
Income tax (benefit)	5,165	21,786	(19,462)	7,489

Net income (loss)	3,752	33,065	(25,976)	10,841

Segment Adjusted EBITDA	$43,375	$64,175	$(17,834)	$89,716
Financial Position:
Accounts receivable, net	$43,384	$40,540	$(28,876)	$55,048
Other assets	577,650	96,915	44,247	718,812

Total assets	621,034	137,455	15,371	773,860
Accrued revenue share obligation	—	29,698	—	29,698
Deferred revenue	26,607	4,084	—	30,691
Other liabilities	28,689	41,546	260,297	330,532

Total liabilities	$55,296	$75,328	$260,297	$390,921

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

	Year Ended December 31, 2007
	RCM	SM	Corporate	Total

Results of Operations:
Revenue:
Administrative fees	$—	$142,320	$—	$142,320
Revenue share obligation	—	(47,528)	—	(47,528)
Other service fees	80,512	13,214	—	93,726

Total net revenue	80,512	108,006	—	188,518
Total operating expenses	76,445	66,974	17,011	160,430

Operating income	4,067	41,032	(17,011)	28,088
Interest (expense) income	14	(2)	(20,403)	(20,391)
Other income (expense)	400	79	2,636	3,115

Income (loss) before income taxes	$4,481	$41,109	$(34,778)	$10,812
Income tax (benefit)	1,918	13,680	(11,082)	4,516

Net income (loss)	2,563	27,429	(23,696)	6,296

Segment Adjusted EBITDA	$22,711	$50,632	$(12,772)	$60,571
Financial Position:
Accounts receivable, net	$20,213	$12,008	$1,458	$33,679
Other assets	225,817	116,894	149,989	492,700

Total assets	246,030	128,902	151,447	526,379
Accrued revenue share obligation	—	29,998	—	29,998
Deferred revenue	14,473	8,547	—	23,020
Other liabilities	28,018	21,974	193,854	243,846

Total liabilities	$42,491	$60,519	$193,854	$296,864

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

	Year Ended December 31, 2006
	RCM	SM	Corporate	Total

Results of Operations:
Revenue:
Administrative fees	$—	$125,202	$—	$125,202
Revenue share obligation	—	(39,424)	—	(39,424)
Other service fees	48,834	11,623	—	60,457

Total net revenue	48,834	97,401	—	146,235
Total operating expenses	53,452	59,745	18,217	131,414

Operating income	(4,618)	37,656	(18,217)	14,821
Interest (expense) income	(5)	(1)	(10,915)	(10,921)
Other income (expense)	206	92	(4,215)	(3,917)

Income (loss) before income taxes	$(4,417)	$37,747	$(33,347)	$(17)
Income tax (benefit)	(2,174)	14,019	(20,705)	(8,860)

Net income (loss)	(2,243)	23,728	(12,642)	8,843

Segment Adjusted EBITDA	$14,942	$46,727	$(10,916)	$50,753
Financial Position:
Accounts receivable, net	$9,871	$12,312	$(854)	$21,329
Other assets	86,017	102,416	67,442	255,875

Total assets	95,888	114,728	66,588	277,204
Accrued revenue share obligation	—	22,588	—	22,588
Deferred revenue	16,059	7,764	—	23,823
Other liabilities	5,467	23,287	173,381	202,135

Total liabilities	$21,526	$53,639	$173,381	$248,546

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

SFAS No. 131 requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for each of the fiscal years ended December 31, 2008, 2007, and 2006:

	Year Ended December 31,
	2008	2007	2006

RCM Adjusted EBITDA	$43,375	$22,711	$14,942
SM Adjusted EBITDA	64,175	50,632	46,727

Total reportable Segment Adjusted EBITDA	107,550	73,343	61,669
Depreciation	(8,139)	(5,619)	(3,861)
Amortization of intangibles	(23,442)	(15,778)	(11,738)
Amortization of intangibles (included in cost of revenue)	(1,582)	(1,145)	(745)
Interest expense, net of interest income(1)	24	29	(1)
Income tax	(26,951)	(15,598)	(11,845)
Impairment of intangibles(2)	(1,916)	(1,195)	(4,522)
Share-based compensation expense(3)	(6,278)	(2,914)	(2,566)
Accuro, XactiMed & Avega purchase accounting adjustments(4)	(2,449)	(1,131)	(4,906)

Total reportable segment net income	36,817	29,992	21,485
Corporate net (loss)	(25,976)	(23,696)	(12,642)

Consolidated net income	$10,841	$6,296	$8,843

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Consolidated Statement of Operations.

(2)	Impairment of intangibles during 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradenames and internally developed software products, mainly due to the integration of Accuro’s operations and products. Impairment of intangibles during 2007 and prior primarily relates to the write-off of in-process research and development from XactiMed and Avega at the time of acquisition.

(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(4)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro, XactiMed and Avega. The reduction of the deferred revenue balances materially affects period-to- period financial performance comparability and revenue and earnings growth in periods subsequent to the acquisition and is not indicative of the changes in the underlying results of operations.

14.	DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Collar

On June 24, 2008 (effective June 30, 2008), we entered into an interest rate collar to hedge our interest rate exposure on a notional $155,000 of our outstanding term loan credit facility of $245,176. The collar sets a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the 3-month London Inter-bank Offered Rate (or “LIBOR”) applicable to a notional $155,000 of term loan debt. This collar effectively limits our LIBOR interest exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

collar also does not hedge the applicable margin payable to our lenders on our indebtedness. Settlement payments are made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding. The collar terminates on June 30, 2010 and no consideration was exchanged with the counterparty to enter into the hedging arrangement.

The collar is a highly effective cash flow hedge under SFAS No. 133, Accounting for Derivatives (or “SFAS 133”), as the payment and interest rate terms of the instrument coincide with that of our term loan and the instrument was designed to perfectly hedge our variable cash flow risk. Accordingly as of December 31, 2008, we recorded the fair value of the collar on our balance sheet as a liability of approximately $3,660 ($2,279 net of tax) in Other long-term liabilities, and the offsetting loss was recorded in Accumulated other comprehensive loss, net of tax, in our Stockholders’ equity. If we assess any portion of any of this to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.

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

We considered the credit worthiness of the counterparty of our hedged instrument. The Company believes that given the size of the hedged instrument and the likelihood that the counterparty would have to perform under the contract (i.e. LIBOR goes above 6.00%) mitigates any potential credit risk and risk of non-performance under the contract. In addition, the Company understands the counterparty has been acquired by a much larger financial institution. We believe that the creditworthiness of buyer mitigates risk and would allow the counterparty to be able to perform under the terms of the contract.

Par Forward Contract

We have a series of par forward contracts to lock in the rate of exchange in U.S. dollar terms at a specific par forward exchange rate of Canadian dollars to one U.S. dollar, with respect to one specific Canadian customer contract. This three-year customer contract extends through April 30, 2010. The combination of options is considered purchased options under implementation guidance DIG E-2 relating to SFAS No. 133. The hedged instruments are classified as cash flow hedges and are designed to be highly effective at minimizing exchange risk on the contract. We designated this hedge as effective and recorded the fair value of this instrument as an asset of $304 ($191 net of tax) in other long-term assets as of December 31, 2008 and a liability of $250 ($155 net of tax) in other long-term liabilities as of December 31, 2007. The offsetting unrealized gain (loss) is recorded as Accumulated other comprehensive income, net of tax, in our Stockholders’ equity as of December 31, 2008 and 2007. If we assess any material portion of this to be ineffective, we will reclassify that ineffective portion to current period earnings or loss accordingly.

We determined the fair values of the par forward contracts using Level 2 inputs as defined under SFAS No. 157 because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. However, these instruments are not traded in active markets, thus they are not valued using Level 1 inputs. Our valuation technique assessed the par forward contract by comparing each fixed cash flow to a hypothetical cash flow utilizing an observable market spot exchange rate as of December 31, 2008 and 2007, and then discounting each of those cash flows to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value represents a cumulative total of each par forward contract calculated fair value.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

We considered the credit worthiness of the counterparty of the hedged instrument. Given the current situation in the credit markets and specific challenges related to financial institutions, the Company continues to believe that the underlying size, international presence and US government cash infusion, and track record of the counterparty will allow them to perform under the obligations of the contract and are not a risk of default that would change the highly effective status of the hedged instruments.

Interest Rate Swaps

We are exposed to changes in interest rate fluctuations through our Term Loan and Revolving Credit Facility. We had outstanding borrowings on our term loan of $245,176 and $197,548 as of December 31, 2008 and December 31, 2007, respectively. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin. On June 24, 2008, we terminated two floating-to-fixed rate LIBOR-based interest rate swaps, originally entered into in November 2006 and July 2007. The swaps were originally set to fully terminate by July 2010. Such early termination with the counterparty was deemed to be a termination of all future obligations between us and the counterparty. In consideration of the early termination, we paid $3,914 to the counterparty on June 26, 2008 plus $903 of accrued interest. Prior to the termination, the fair values of the swaps were recorded in Other long-term liabilities and Accumulated other comprehensive loss on our balance sheet. The termination of the swaps resulted in the payment of such liability and the reclassification of the related Accumulated other comprehensive loss to current period expense. The result was a charge to expense for the year ended December 31, 2008 of $3,914. We have no assets or liabilities remaining on our Consolidated Balance Sheet with respect to these interest rate swaps as of December 31, 2008.

On July 2, 2007, we amended our existing credit agreement and added $150,000 in additional senior term debt (see Note 6). We entered into an additional interest rate swap agreement on July 31, 2007 with an initial notional amount of $75,000 which effectively converted a portion of the notional amount of the variable rate term loan to a fixed rate debt. The interest rate swap does not hedge the applicable margin that the counterparty charges in addition to LIBOR. We pay an effective fixed rate of 5.36% on the notional amount outstanding, before applying the applicable interest rate margin. The interest rate swap qualifies as a highly effective cash flow hedge under SFAS No. 133. As such, we recorded the fair market value of the derivative instrument on our consolidated balance sheet as a liability and the unrealized loss is recorded in other comprehensive income, net of tax, in our consolidated statement of stockholders’ deficit. As of December 31, 2007 the interest rate swap had a negative market value of approximately $2,598 ($1,613 net of tax). If we assess any portion of the instrument to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly. As discussed above, the swap was terminated on June 24, 2008.

On November 29, 2006, we entered into an interest rate swap with an initial notional amount of $85,000 ($80,000 at December 31, 2007), which effectively converts a portion of the notional amount of the variable rate term loan to a fixed rate debt. The interest rate swap does not hedge the applicable margin that the counterparty charges in addition to LIBOR (2.50% as of December 31, 2007). We pay an effective fixed rate of 4.98% on the notional amount outstanding, before applying the applicable margin. The interest rate swap qualifies as a highly effective cash flow hedge under SFAS No. 133. As such, the fair market value of the derivative is recorded on our consolidated balance sheet as of December 31, 2007. As of December 31, 2007, the interest rate swap had a negative market value of approximately $1,824 ($1,167 net of tax). The liability is recorded in other long-term liabilities in the accompanying balance sheet as of December 31, 2007. The unrealized gain (loss) is recorded in other comprehensive income, net of tax, in the consolidated statement of stockholders’ deficit. As discussed above, the swap was terminated on June 24, 2008.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

15.	VALUATION AND QUALIFYING ACCOUNTS

We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance; a sales return reserve related to our administrative fee revenues that is recorded as a contra revenue account; and, a self insurance accrual related to the medical and dental insurance provided to our employees. The following table sets forth the change in each of those reserves for the years ended December 31, 2008, 2007, and 2006.

Valuation and Qualifying Accounts

	Balance at			Writeoffs	Balance at
	Beginning		Charged to	Net of	End
Allowance for Doubtful Accounts	of Year	Acquisitions(1)	Bad Debt(2)	Recoveries(3)	of Year

Year ended December 31, 2006	$1,192	$310	$755	$(1,293)	$964
Year ended December 31, 2007	964	1,690	1,076	(224)	3,506
Year ended December 31, 2008	3,506	—	1,906	(3,165)	2,247

(1)	Includes allowance for doubtful accounts of acquired companies.

(2)	Additions to the allowance account through the normal course of business are charged to expense.

(3)	Write-offs reduce the balance of accounts receivable and the related allowance for doubtful accounts indicating management’s belief that specific balances are not recoverable.

	Balance at	Net Charged to	Balance at
	Beginning	Administrative Fee	End
Administrative Fee Sales Return Reserve	of Year	Revenue(1)	of Year

Year ended December 31, 2006	$423	$(178)	$245
Year ended December 31, 2007	245	8	253
Year ended December 31, 2008	253	99	352

(1)	Includes allowance for administrative fee sales returns. Additions to the allowance through the normal course of business reduces administrative fee revenue.

	Balance at			Balance at
	Beginning	Charged to	Claims	End
Self Insurance Accrual(1)	of Year	Expense(2)	Payments(3)	of Year

Year ended December 31, 2008	—	6,963	(5,970)	993

(1)	During 2008, we implemented a self insurance policy to cover our employee’s medical and dental insurance (exclusive of acquired employees related to the Accuro acquisition).

(2)	Estimates of insurance claims expected to be incurred through the normal course of business are charged to expense.

(3)	Actual insurance claims payments reduce the self insurance accrual.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

16.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited summarized financial data by quarter for the years ended December 31, 2008 and 2007 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2008
Net revenue	$58,758	$61,235	$75,972	$83,691
Gross profit	50,296	50,547	58,871	68,394
Net income (loss) available to common stockholders	2,699	(1,576)	3,686	6,032
Net income (loss) per basic share	$0.06	$(0.03)	$0.07	$0.11

Net income (loss) per diluted share	$0.06	$(0.03)	$0.07	$0.11

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2007
Net revenue	$42,306	$43,018	$49,273	$53,921
Gross profit	38,125	37,507	41,120	43,783
Net income (loss)	4,545	1,713	164	(126)
Less: preferred dividends and accretion	(3,672)	(3,975)	(4,798)	(3,649)

Net income (loss) available to common stockholders	873	(2,262)	(4,634)	(3,775)
Net income (loss) per basic share	$0.03	$(0.21)	$(0.40)	$(0.20)

Net income (loss) per diluted share	$0.03	$(0.21)	$(0.40)	$(0.20)

17.	RELATED PARTY TRANSACTION

In 2008, we entered into transactions with John Bardis, our chief executive officer, for the certain use of an airplane owned by JJB Aviation, LLC (“JJB”), a limited liability company, owned by John Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane and approves any payment that exceeds the agreed-upon arrangement. During the year ended December 31, 2008, we incurred charges of $782 related to transactions with Mr. Bardis.

18.	SUBSEQUENT EVENTS

On January 5, 2009, the Compensation Committee of the Board granted equity awards comprised of approximately 3,584,000 underlying shares to certain employees under our Long-Term Performance Incentive Plan. The equity awards are comprised of both restricted stock and stock settled stock appreciation rights (or “SSARs”) and are subject to service-based or performance-based vesting criteria. The restricted stock awards have a grant date fair value of $14.74 and the SSARs have a grant date fair value of $4.62 as determined using the Black Scholes model. See current report filed on Form 8-K with the SEC on January 8, 2009 for more information.

On January 15, 2009, the Compensation Committee of the Board granted equity awards comprised of approximately 126,000 underlying shares to our Board and advisory board related to 2009 board compensation. The equity awards are comprised of both restricted stock and SSARs and are subject to service-based vesting of one year. The restricted stock awards have a grant date fair value of $12.98 and the SSARs have a grant date fair value of $3.79 as determined using the Black Scholes model.