Form 10-Q
period 2009-03-31
MEDASSETS INC
filed 2009-05-11
CIK 1254419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
N/A
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2009, the registrant had 55,538,920 shares of $0.01 par value common stock outstanding.

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MedAssets, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current
Cash and cash equivalents (Note 1)	$—	$5,429
Accounts receivable, net of allowances of $2,278 and $2,247 as of March 31, 2009 and December 31, 2008, respectively	57,622	55,048
Deferred tax asset, current	13,737	13,780
Prepaid expenses and other current assets	9,360	5,997

Total current assets	80,719	80,254
Property and equipment, net	45,741	42,417
Other long term assets
Goodwill	508,946	508,748
Intangible assets, net	117,145	124,340
Other	18,440	18,101

Other long term assets	644,531	651,189

Total assets	$770,991	$773,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,885	$6,725
Accrued revenue share obligation and rebates	24,760	29,698
Accrued payroll and benefits	16,512	21,837
Other accrued expenses	9,172	6,981
Deferred revenue, current portion	26,304	24,280
Deferred purchase consideration (Note 3)	19,742	19,361
Current portion of notes payable	2,755	30,277
Current portion of finance obligation	152	149

Total current liabilities	107,282	139,308
Notes payable, less current portion	237,436	215,349
Finance obligation, less current portion	9,820	9,860
Deferred revenue, less current portion	4,858	6,411
Deferred tax liability	15,916	15,817
Other long term liabilities	3,581	4,176

Total liabilities	378,893	390,921
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 55,282,000 and 53,917,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	552	539
Additional paid in capital	612,336	605,340
Accumulated other comprehensive loss (Note 11)	(1,843)	(2,088)
Accumulated deficit	(218,947)	(220,852)

Total stockholders’ equity	392,098	382,939

Total liabilities and stockholders’ equity	$770,991	$773,860

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MedAssets, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$27,486	$27,545
Other service fees	51,498	31,213

Total net revenue	78,984	58,758

Operating expenses:
Cost of revenue (inclusive of certain amortization expense)	16,745	8,462
Product development expenses	6,018	2,697
Selling and marketing expenses	10,896	12,911
General and administrative expenses	27,451	21,060
Depreciation	2,910	2,121
Amortization of intangibles	7,011	3,778

Total operating expenses	71,031	51,029

Operating income	7,953	7,729
Other income (expense):
Interest expense	(4,993)	(4,317)
Other income	214	1,033

Income before income taxes	3,174	4,445
Income tax expense	1,269	1,746

Net income	$1,905	$2,699

Basic and diluted income per share:
Basic net income	$0.04	$0.06

Diluted net income	$0.03	$0.06

Weighted average shares — basic	54,102	44,418
Weighted average shares — diluted	56,302	47,213
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MedAssets, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
Three Months Ended March 31, 2009

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
	(In thousands)
Balances at December 31, 2008	53,917	$539	$605,340	$(2,088)	$(220,852)	$382,939

Issuance of common stock from stock option exercises	342	3	1,545	—	—	1,548

Issuance of common restricted stock	1,023	10	(10)	—	—	—

Stock compensation expense	—	—	4,386	—	—	4,386

Excess tax benefit from stock option exercises	—	—	1,075	—	—	1,075

Other comprehensive income:
Unrealized gain from hedging activities (net of a tax expense of $150)	—	—	—	245	—	245
Net income	—	—	—	—	1,905	1,905

Comprehensive income	—	—	—	245	1,905	2,150

Balances at March 31, 2009	55,282	$552	$612,336	$(1,843)	$(218,947)	$392,098

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MedAssets, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Operating activities
Net income	$1,905	$2,699

Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities:
Bad debt expense	1,284	772
Depreciation	3,514	2,260
Amortization of intangibles	7,196	4,029
Loss on sale of assets	21	—
Noncash stock compensation expense	4,386	1,740
Excess tax benefit from exercise of stock options	(1,075)	—
Amortization of debt issuance costs	462	153
Noncash interest expense, net	518	140
Deferred income tax expense	124	763
Changes in assets and liabilities:
Accounts receivable	(3,858)	(9,351)
Prepaid expenses and other assets	(3,367)	(584)
Other long-term assets	(1,265)	(150)
Accounts payable	2,136	718
Accrued revenue share obligations and rebates	(4,938)	(8,218)
Accrued payroll and benefits	(5,267)	(1,504)
Other accrued expenses	1,914	1,111
Deferred revenue	471	905

Cash provided by (used in) operating activities	4,161	(4,517)

Investing activities
Purchases of property, equipment and software	(3,396)	(1,707)
Capitalized software development costs	(3,218)	(2,152)

Cash used in investing activities	(6,614)	(3,859)

Financing activities
Proceeds from notes payable	29,995	—
Repayment of notes payable and capital lease obligations	(35,430)	(505)
Repayment of finance obligations	(164)	(160)
Excess tax benefit from exercise of stock options	1,075	—
Issuance of note receivable to stockholders	—	(7)
Issuance of common stock, net of offering costs	1,548	73

Cash used in financing activities	(2,976)	(599)

Net decrease in cash and cash equivalents	(5,429)	(8,975)
Cash and cash equivalents, beginning of period	5,429	136,952

Cash and cash equivalents, end of period	$—	$127,977

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)
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
The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2008, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009.
The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2008 included in our Form 10-K as filed with the SEC on March 12, 2009. These financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.
Cash and Cash Equivalents
All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at fair value and are considered to be cash equivalents. During 2008, we voluntarily changed our cash management practice in an effort to reduce our amount of interest expense and indebtedness. Currently, all of our excess cash on hand is voluntarily used to repay our swing-line credit facility on a daily basis. As a result of this new practice, our cash and cash equivalents were zero at March 31, 2009. Cash and cash equivalents were $5,429 as of December 31, 2008. See Note 5 for immediately available cash under our revolving credit facility.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Fair Value Measurements
In February 2008, the FASB issued SFAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157, Fair Value Measurements, (or “SFAS No. 157”) for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). This FASB Staff Position is effective for fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 for those non-financial assets and liabilities as of January 1, 2009 and it did not have a material impact on the Company.
Business Combinations
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (or “SFAS 141(R)”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions and requires a number of changes to the original pronouncement, including changes in the way assets and liabilities are recognized in purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) is effective for us beginning January 1, 2009 and will apply prospectively to business combinations completed after that date.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)
In April 2009, the FASB issued Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies (or “FSP No. 141(R)-1”). FSP No. 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FASB Staff Position is effective for fiscal years beginning on or after December 15, 2008. The FASB Staff Position is effective for us beginning January 1, 2009 and will apply to business combinations completed on or after that date.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133 (or “SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. We adopted SFAS 161 on January 1, 2009.
Intangible Assets
In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (or “FSP No. 142-3”). FSP No. 142-3 amends the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets, for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to all intangible assets. The adoption of FSP No. 142-3 did not have a material impact on the Company.
GAAP Hierarchy
In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (or “SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, in September 2008. We do not expect the adoption of SFAS No. 162 to have a significant impact on the Company.
3. ACQUISITION AND RESTRUCTURING ACTIVITIES
Accuro
On June 2, 2008, we completed the acquisition of Accuro Healthcare Solutions, Inc. (collectively with its subsidiaries, “Accuro” or the “Accuro Acquisition”). We acquired all the outstanding stock of Accuro for a total preliminary purchase price of $357,859 comprised of $209,972 in cash including $5,355 in acquisition related costs; approximately 8,850,000 unregistered shares of our common stock valued at $129,387; and an additional deferred payment of $20,000 payable at our option either in cash or in shares of our common stock on the first anniversary of the transaction closing date.
Upon closing the acquisition, we recorded a liability (or the “deferred purchase consideration”) of $18,500 on our balance sheet, representing the present value of the $20,000 deferred payment. During the three months ended March 31, 2009, we recognized approximately $381 in interest expense to accrete the Accuro deferred purchase consideration to its face value by the first anniversary of the transaction closing date or June 2, 2009. We will record additional interest expense of approximately $258 using the effective interest method to accrete the deferred purchase consideration to its face value by June 2, 2009, the first anniversary of the transaction closing date. The balance of the deferred purchase consideration is approximately $19,742 as of March 31, 2009. The deferred purchase consideration is subject to certain adjustments as described in the purchase agreement. Any subsequent increases or decreases to the purchase price will be recorded as goodwill.
Unaudited Pro Forma Financial Information
The unaudited financial information for the three months ended March 31, 2008 presented in the table below summarizes the combined

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)
results of operations of MedAssets and the Accuro acquisition, on a pro forma basis, as if the acquisition had occurred on January 1, 2008. Accuro’s results of operations have been included in our consolidated results of operations subsequent to the acquisition date of June 2, 2008 and are included in our Condensed Consolidated Statement of Operations for the three months ended March 31, 2009.
The three months ended March 31, 2008 pro forma financial information presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2008:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Net revenue	$78,984	$75,263
Net income	$1,905	$1,588
Basic net income per share	$0.04	$0.03
Diluted net income per share	$0.03	$0.03
Accuro Restructuring Plan
In connection with the Accuro acquisition, our management approved, committed and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our Revenue Cycle Management segment. During the three months ended March 31, 2009 we adjusted our preliminary purchase price allocation by approximately $333 associated with restructuring activities, consisting of estimated severance, additional sales tax liabilities as well as other restructuring costs. In addition, we reduced our initial deferred tax liability established at the acquisition date by approximately $135 to record the deferred income tax impact of these additional restructuring costs. These costs have been recognized as liabilities assumed in the Accuro acquisition and included in the allocation of the cost to acquire Accuro and, accordingly, have resulted in a net increase to goodwill of approximately $198. These restructuring costs may change as our management executes the approved plan. Future increases or decreases to the estimates of executing the restructuring plan will be recorded as an adjustment to goodwill during the purchase accounting measurement period and as an adjustment to operating expenses thereafter.
As of March 31, 2009, certain components of our restructuring plan were pending finalization. The remaining unresolved components primarily relate to the following:
•	Involuntary employee terminations — due to the size of the Accuro acquisition and the complete reorganization within our Revenue Cycle Management workforce, we are still assessing the adequacy of the employee skill sets with regard to newly created or changed positions resulting from the reorganization;

•	System migration and standardization — the process of system migration and standardization to our software platforms is lengthy and although we have estimated accruals for such costs, we anticipate they could be different from our original estimates given the size and scope of this effort;

•	Real estate consolidation — office space in common geographic locations was not consolidated as of March 31, 2009 but management intends to realize synergies from combined office space. Negotiations were in process at March 31, 2009 and any related lease cancellation changes were not accrued for as of March 31, 2009; and,

•	Federal and state income taxes and sales taxes — we are still assessing the accuracy of Accuro’s historical income and sales tax positions and related filings. We have not received all of the information necessary to make a final determination of any uncertain tax positions and tax contingencies.
We expect these unresolved components to be finalized prior to the completion of the purchase accounting measurement period.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)
The changes in the plan are summarized as follows (unaudited):

	Accrued			Accrued,
	December 31,	Adjustments	Cash	March 31,
Accuro Restructuring Plan	2008	to Costs	Payments	2009
Severance	$920	$(55)	$(502)	$363
Other	709	388	(133)	964

Total 2008 Restructuring Costs	$1,629	$333	$(635)	$1,327
4. DEFERRED REVENUE
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
The following table summarizes the deferred revenue categories and balances as of:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Software and implementation fees	$11,437	$13,839
Service fees	16,279	14,206
Administrative fees	851	1,313
Other fees	2,595	1,333

Deferred revenue, total	31,162	30,691
Less: Deferred revenue, current portion	(26,304)	(24,280)

Deferred revenue, non-current portion	$4,858	$6,411

As of March 31, 2009 and December 31, 2008, deferred revenue included in our Condensed Consolidated Balance Sheets that were contingent upon meeting performance targets were $1,180 and $1,174, respectively.
5. NOTES PAYABLE
The balances of our notes payable are summarized as follows as of:

	March 31,	December 31,
	2009	2008
	(Unaudited)
Notes payable — senior	$239,747	$245,176
Other	444	450

Total notes payable	240,191	245,626
Less: current portions	(2,755)	(30,277)

Total long-term notes payable	$237,436	$215,349

Our current portion of notes payable does not include an estimate of any 2010 excess cash flow payment that may be required to be paid in the first quarter of 2010 pursuant to our credit agreement as an amount is currently not estimable. We will reclassify a portion of our long-term notes payable to current at such time that any 2010 excess cash flow payment becomes estimable.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)
Interest paid during the three months ended March 31, 2009 and 2008 was approximately $3,940 and $3,867, respectively. The payments made on our notes payable balance included an annual excess cash flow payment to our lender in accordance with our credit facility amounting to approximately $27,516 and a quarterly principal payment on our senior term loan of $625 during the three months ended March 31, 2009. In addition, we made payments of approximately $7,283 to pay down our revolving credit facility. These payments were offset by borrowings on our revolving credit facility of approximately $30,000. The applicable weighted average interest rate (inclusive of the applicable bank margin) on our term loan facility, revolving credit facility and swing-line component of our revolving credit facility at March 31, 2009 was 5.6%, 4.0% and 4.75%, respectively. Approximately $22,700 was drawn on our revolving credit facility and approximately $86,300 (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) of availability existed under the facility as of March 31, 2009.
Future maturities of principal of notes payable as of March 31, 2009 are as follows:

Amount
(Unaudited)
2009	$2,130
2010	2,687
2011	25,211
2012	2,499
2013	207,664
Thereafter	—

Total notes payable	$240,191

6. COMMITMENTS AND CONTINGENCIES
Performance Targets
In the ordinary course of contracting with our customers, we may agree to make some or all of our fees contingent upon the customer’s achievement of financial improvement targets from the use of our services and software. These contingent fees are not recognized as revenue until the customer confirms achievement of the performance targets. We generally receive written customer acknowledgement as and when the performance targets are achieved. Prior to customer confirmation that a performance target has been achieved, we record invoiced contingent fees as deferred revenue on our consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. In the event the performance targets are not achieved, we may be obligated to refund or reduce a portion of our fees.
Legal Proceedings
In August 2007, the former owner of Med-Data Management, Inc. (or “Med-Data”) disputed our earn-out calculation made under the Med-Data Asset Purchase Agreement and alleged that we failed to fulfill our obligations with respect to the earn-out. In November 2007, the former owner filed a complaint alleging that we failed to act in good faith with respect to the operation of Med-Data subsequent to the acquisition which affected the earn-out calculation. The Company refutes these allegations and is vigorously defending itself against these allegations. On March 21, 2008 we filed an answer, denying the plaintiffs’ allegations; and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. Discovery has been substantially completed, but we currently cannot estimate any probable outcome. The maximum earn-out payable under the Asset Purchase Agreement is $4,000. In addition, the plaintiffs claim that Ms. Hodges, one of the plaintiffs, is entitled to the accelerated vesting of options to purchase 140,000 shares of our common stock that she received in connection with her employment agreement with the Company.
As of March 31, 2009, we have not recorded a liability or an asset related to the Med-Data earn-out on our balance sheet. Other than the Med-Data dispute noted above, as of March 31, 2009, we are not presently involved in any other legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)
7. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
During the three months ended March 31, 2009 and 2008, we issued approximately 342,000 and 11,000 shares of common stock, respectively, in connection with employee stock option exercises for aggregate exercise proceeds of $1,548 and $73, respectively.
Share-Based Compensation
As of March 31, 2009, we had restricted common stock, common stock options, and stock-settled stock appreciation rights (“SSARs”) equity awards outstanding under our share-based compensation plans. The share-based compensation cost related to restricted common stock, common stock options, and SSARs that has been charged against income was $4,386 and $1,740 for the three months ended March 31, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements related to restricted common stock, common stock options, and SSARs share-based compensation was $1,656 and $687 for the three months ended March 31, 2009 and 2008, respectively. There were no capitalized share-based compensation costs at March 31, 2009 or 2008.
As of March 31, 2009, we had approximately 1,951,000 shares reserved under our equity incentive plans available for grant. Total share-based compensation expense (inclusive of restricted common stock, stock options, and SSARs share-based compensation) for the three months ended March 31, 2009 and 2008 is reflected in our Condensed Consolidated Statements of Operations as noted below.

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cost of revenue	$860	$648
Product development	309	122
Selling and marketing	798	477
General and administrative	2,419	493

Total share-based compensation expense	$4,386	$1,740
During the three months ended March 31, 2008, we recorded an approximate $733 reduction to non-cash share-based compensation expense to mark shares of common stock collateralizing certain notes receivable to market value. During the fourth quarter of 2008, we settled all outstanding notes receivable issued to the Company by certain stockholders.
Management Equity Award Grant
On January 5, 2009, the Compensation Committee of our Board of Directors (the “Board”) granted equity awards totaling approximately 3,584,000 underlying shares to certain employees under our Long-Term Performance Incentive Plan. The equity awards are comprised of both restricted common stock and SSARs and are subject to service-based and/or performance-based vesting criteria. The restricted common stock awards have a grant date fair value of $14.74 and the SSARs have a base price of $14.74 which was equal to our closing stock price on the date of grant. The grant date fair market value of the SSARs equity awards was $4.62 as determined using the Black-Scholes valuation model. The following table shows the number of equity awards by type of award (unaudited):

Number of
Equity
Award Type	Awards
Restricted common stock — service based vesting	340,000
Restricted common stock — performance based vesting	675,000

Restricted common stock awards	1,015,000
SSARs — service based vesting	1,200,000
SSARs — performance based vesting	1,369,000

SSARs awards	2,569,000
Total management equity awards granted	3,584,000

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)
The Compensation Committee of our Board resolved that the Company’s Cash Earnings per Share growth, or Cash EPS growth, will be used as the performance criteria for the SSARs and restricted common stock awards subject to performance-based vesting. Cash EPS, a non-GAAP measure, is defined as the Company’s fully-diluted net income per share excluding non-cash acquisition-related intangible amortization, non-cash share-based compensation expense and certain board approved non-recurring items on a tax-adjusted basis. The Company’s management team and Board believe the use of Cash EPS as the measure for vesting terms is appropriate as it can be used to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from the Company’s operations, and by reflecting organic growth and accretive business transactions. However, as Cash EPS is a non-GAAP measure, it may not be the sole or best measure for investors to gauge the Company’s overall financial performance. The Audit Committee of the Board will be responsible for validating the calculation of Cash EPS growth over the relevant period.
Performance-Based Equity Awards
Approximately 1,369,000 SSARs are subject to performance-based vesting and vest upon the achievement of a 25% compounded annual growth rate of Cash EPS for the three-year period ending December 31, 2011. None of the performance-based SSARs will vest unless the Company achieves the aforementioned 25% Cash EPS growth rate.
Approximately 675,000 shares of restricted common stock are subject to performance-based vesting criteria and will vest as follows:
•	50% vesting based on achievement of a 15% compounded annual growth rate of Cash EPS for the three-year period ending December 31, 2011

•	Pro rata vesting of between 50% and 100% based on achievement of a compounded annual growth rate of Cash EPS between 15% and 25% for the three-year period ending December 31, 2011

•	100% vesting based on achievement of a 25% compounded annual growth rate of Cash EPS for the three-year period ending December 31, 2011
In addition to meeting the performance targets as discussed above, the grantees must be employed by the Company for a full four years through December 31, 2012 in order for the awards that are subject to performance-based vesting criteria to vest.
Share-based compensation expense for performance-based equity awards is recognized on a straight-line basis over the expected vesting term. We evaluate the probability of performance achievement each reporting period and, if necessary, adjust share-based compensation expense based on expected performance achievement.
We have recorded non-cash employee share-based compensation expense related to performance-based SSARs of $374 for the three months ended March 31, 2009. There was $5,931 of total unrecognized compensation cost related to the outstanding performance-based SSARs that will be recognized on a straight-line basis over the next 3.75 years.
We have recorded non-cash employee share-based compensation expense related to performance-based restricted common stock of $588 for the three months ended March 31, 2009. There was $9,327 of total unrecognized compensation cost related to the outstanding performance-based restricted common stock that will be recognized on a straight-line basis over the next 3.75 years.
Service-Based Equity Awards
The remaining equity awards, comprised of approximately 1,200,000 SSARs and approximately 340,000 shares of restricted common stock are solely service-based and vest over a four-year period, of which the restricted common stock awards vest 100% on December 31, 2012 and the SSARs vest 25% annually beginning on December 31, 2009.
Share-based compensation expense for service-based equity awards is recognized on an accelerated basis over the expected vesting term. We have recorded non-cash employee share-based compensation expense related to service-based SSARs of $682 for the three months ended March 31, 2009. As of March 31, 2009 there was $4,822 of total unrecognized compensation cost related to the outstanding service-based SSARs that will be recognized on an accelerated basis over a weighted average period of 1.61 years.
We have recorded non-cash employee share-based compensation expense related to service-based restricted common stock of $616 for

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)
the three months ended March 31, 2009. As of March 31, 2009 there was $4,358 of total unrecognized compensation cost related to the outstanding service-based restricted common stock that will be recognized on an accelerated basis over a weighted average period of 1.61 years.
Board Equity Award Grant
On January 15, 2009, the Compensation Committee of our Board granted equity awards totaling approximately 126,500 underlying shares to our Board and senior advisory board under our Long-Term Performance Incentive Plan as compensation for 2009 board service. These grants are part of our standard board compensation plan. The equity awards are comprised of approximately 8,500 shares of restricted common stock and 118,000 SSARs and vest ratably each month through December 31, 2009. The restricted common stock awards have a grant date fair value of $12.98 and the SSARs have a base price of $12.98 which was equal to our closing stock price on the date of grant. The grant date fair market value of the SSARs equity awards was $3.79 as determined using the Black-Scholes valuation model.
We have recorded non-cash share-based compensation expense related to the Board and senior advisory board service-based SSARs of approximately $112 for the three months ended March 31, 2009 and will recognize an additional $335 over the remainder of 2009. We have recorded non-cash share-based compensation expense related to the Board and senior advisory board service-based restricted common stock of $28 for the three months ended March 31, 2009 and will recognize an additional $82 over the remainder of 2009.
In addition, we have recorded non-cash share-based compensation expense related to previously issued restricted common stock to our senior advisory board of approximately $16 and $20 during the three months ended March 31, 2009 and 2008, respectively. We will recognize additional non-cash share-based compensation expense of $30, $11 and $2 for the years ended December 31, 2009, 2010, and 2011, respectively, related to restricted common stock issued for advisory services.
Common Stock Option Awards
During the three months ended March 31, 2009 and 2008, we granted service-based stock options for the purchase of approximately 164,000 and 691,000 shares, respectively. The stock options granted during the three months ended March 31, 2009 have a weighted average exercise price of $13.98 and have a service vesting period of five years. The stock options granted during the three months ended March 31, 2008 have a weighted average exercise price of $15.95 and have a service vesting period of five years.
The exercise price of all stock options described above was equal to the market price of our common stock on the date of grant (or “common stock grant-date fair value”), and therefore the intrinsic value of each option grant was zero. The common stock grant-date fair value of options granted during the three months ended March 31, 2009 and 2008 represents the market value of our common stock as of the close of market on the date prior to the grant date.
The weighted-average grant-date fair value of each option granted during the three months ended March 31, 2009 and 2008 was $4.56 and $6.54, respectively.
During the three months ended March 31, 2008, we modified certain option agreements by accelerating the vesting of approximately 20,000 stock options in connection with the death of one of our employees. As a result of the option agreement modification, we recognized incremental non-cash share-based compensation expense of $231 during the three months ended March 31, 2008.
We have recorded non-cash employee share-based compensation expense related to common stock option awards of $1,971 and $2,105 for the three months ended March 31, 2009 and 2008, respectively. There was $12,782 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 1.75 years.
A summary of changes in outstanding options during the three months ended March 31, 2009 is as follows (unaudited):

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Options outstanding as of January 1, 2009	7,995,000	$8.63	7 years	$50,918
Granted	164,000	13.98
Exercised	(342,000)	4.53
Forfeited	(44,000)	9.07
Cancelled	—	—

Options outstanding as of March 31, 2009	7,773,000	$8.92	7 years	$45,235

Options exercisable as of March 31, 2009	2,944,000	$6.35	6 years	$23,908

The total fair value of stock options vested during the three months ended March 31, 2009 and 2008 was $1,337 and $958, respectively.
The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008, was $3,505 and $111, respectively. Our policy for issuing shares upon stock option exercise is to issue new shares of common stock.
The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of stock options outstanding as of March 31, 2009 and 2008 (unaudited):

	March 31,	March 31,
	2009	2008
Range of exercise prices	$0.63 - $17.86	$0.63 - $16.00
Number of options outstanding	7,773,000	7,544,000
Weighted average exercise price	$8.92	$7.31
Weighted average remaining contractual life	7.3 years	8.0 years
Equity Award Valuation
Under the provisions of SFAS No. 123(R), we calculate the grant-date estimated fair value of share-based awards using a Black-Scholes valuation model. Determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the expected term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is estimated based on historical experience. We base fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for the three months ended March 31, 2009 and 2008 (unaudited):

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Range of calculated volatility	33.38% - 34.73%	35.30%
Dividend yield	0%	0%
Range of risk free interest rate	1.36% - 1.87%	3.00%
Range of expected term	4.0 - 5.0 years	5.4 - 6.5 years

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)
It is not practicable for us to estimate the expected volatility of our share price given our limited history as a public company. In accordance with SFAS No. 123(R), we have estimated grant-date fair value of our shares using volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities. We identified similar public entities for which share and option price information was available, and considered the historical volatilities of those entities’ share prices in calculating volatility. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding. Based on its limited history, we utilized the “simplified method” as prescribed in Staff Accounting Bulletin No. 107, Share-based Payment, to calculate expected term. For service-based equity awards, compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures. For performance-based equity awards, compensation cost is recognized using a straight-line method over the vesting or performance period and is adjusted each reporting period in which a change is performance achievement is determined and is net of estimated forfeitures.
8. INCOME TAXES
Income tax expense recorded during the three months ended March 31, 2009 and 2008, reflected an effective tax rate of 40.0% and 39.3%, respectively. The March 31, 2009 effective rate included the recording of additional state tax liabilities related to expansion into certain states with higher statutory rates, partially due to the Accuro acquisition in June 2008.
9. INCOME PER SHARE
We calculate earnings per share (or “EPS”) in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is calculated by dividing reported net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting. Diluted EPS reflects the potential dilution that could occur if our stock options, stock warrants, SSARs and unvested restricted stock were included in our common shares outstanding during the reporting periods.

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Numerator for Basic and Diluted Income Per Share:
Net income	$1,905	$2,699
Denominator for basic income or loss per share weighted average shares	54,102,000	44,418,000
Effect of dilutive securities:
Stock options	2,102,000	2,638,000
Restricted stock and stock warrants	98,000	157,000

Denominator for diluted income or loss per share — adjusted weighted average shares and assumed conversions	56,302,000	47,213,000

Basic income per share:
Basic net income per common share	$0.04	$0.06

Diluted net income per share:
Diluted net income per common share	$0.03	$0.06

During the three months ended March 31, 2009, we have excluded approximately 350,000 stock options and approximately 469,000 SSARs from the calculation of diluted EPS because inclusion would have an anti-dilutive effect.
10. SEGMENT INFORMATION
We deliver our solutions and manage our business through two reportable business segments, Revenue Cycle Management (or “RCM”) and Spend Management (or “SM”):

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)
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

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2009
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Administrative fees	$—	$40,932	$—	$40,932
Revenue share obligation	—	(13,446)	—	(13,446)
Other service fees	47,020	4,478	—	51,498

Total net revenue	47,020	31,964	—	78,984
Total operating expenses	45,523	18,201	7,307	71,031

Operating income	1,497	13,763	(7,307)	7,953
Interest (expense)	(1)	—	(4,992)	(4,993)
Other income	35	51	128	214

Income (loss) before income taxes	$1,531	$13,814	$(12,171)	$3,174
Income tax (benefit)	612	5,523	(4,866)	1,269

Net income (loss)	919	8,291	(7,305)	1,905

Segment Adjusted EBITDA	$12,326	$16,252	$(5,249)	$23,329

	As of March 31, 2009
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Financial Position:
Accounts receivable, net	$43,557	$30,964	$(16,899)	$57,622
Other assets	576,196	96,211	40,962	713,369

Total assets	619,753	127,175	24,063	770,991
Accrued revenue share obligation	—	24,760	—	24,760
Deferred revenue	25,427	5,735	—	31,162
Other liabilities	29,110	32,057	261,804	322,971

Total liabilities	$54,537	$62,552	$261,804	$378,893

	Three Months Ended March 31, 2008
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Administrative fees	$—	$39,887	$—	$39,887
Revenue share obligation	—	(12,342)	—	(12,342)
Other service fees	25,106	6,107	—	31,213

Total net revenue	25,106	33,652	—	58,758
Total operating expenses	26,251	19,899	4,879	51,029

Operating income	(1,145)	13,753	(4,879)	7,729
Interest (expense)	—	—	(4,317)	(4,317)
Other income (expense)	14	(8)	1,027	1,033

Income (loss) before income taxes	$(1,131)	$13,745	$(8,169)	$4,445
Income tax (benefit)	(239)	4,325	(2,340)	1,746

Net income (loss)	(892)	9,420	(5,829)	2,699

Segment Adjusted EBITDA	$4,241	$16,028	$(4,239)	$16,030

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)

	As of March 31, 2008
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
SFAS No. 131 requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for each of the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Unaudited, in thousands)
RCM Adjusted EBITDA	$12,326	$4,241
SM Adjusted EBITDA	16,252	16,028

Total reportable Segment Adjusted EBITDA	28,578	20,269
Depreciation	(2,438)	(1,731)
Amortization of intangibles	(7,011)	(3,778)
Amortization of intangibles (included in cost of revenue)	(788)	(391)
Interest expense, net of interest income(1)	7	2
Income tax	(6,135)	(4,085)
Share-based compensation expense(2)	(2,814)	(1,501)
Accuro & XactiMed purchase accounting adjustments(3)	(189)	(257)

Total reportable segment net income	9,210	8,528
Corporate net (loss)	(7,305)	(5,829)

Consolidated net income	$1,905	$2,699

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(3)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro and XactiMed, Inc. (or “XactiMed”). The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations.
11. DERIVATIVE FINANCIAL INSTRUMENTS
Effective January 1, 2009, we adopted SFAS No. 161 which was issued in March 2008. SFAS 161 requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (or “SFAS No. 133”). As of March 31, 2009, we had an interest rate collar and a par forward contract as described below. These derivatives were highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our statement of operations for the three months ended March 31, 2009.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)
Interest rate collar
On June 24, 2008, we entered into an interest rate collar to hedge our interest rate exposure on a notional $155,000 of our outstanding term loan credit facility. The collar sets a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the 3-month London Inter-bank Offered Rate (or “LIBOR”) applicable to a $155,000 notional term loan debt. This collar effectively limits our LIBOR interest exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar also does not hedge the applicable margin payable to our lenders on our indebtedness. Settlement payments are made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding. The collar terminates on September 30, 2010 and no consideration was exchanged with the counterparty to enter into the hedging arrangement.
The collar is a highly effective cash flow hedge under SFAS 133, as the payment and interest rate terms of the instrument coincide with that of our term loan and the instrument was designed to perfectly hedge our variable cash flow risk. Accordingly, as of March 31, 2009, we recorded the fair value of the collar on our balance sheet as a liability of approximately $3,242 ($2,018 net of tax) in other long-term liabilities, and the offsetting loss was recorded in accumulated other comprehensive loss, net of tax, in our stockholders’ equity. If we assess any portion of any of this to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.
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
Par forward contracts
We have a series of par forward contracts to lock in the rate of exchange in U.S. dollar terms at a specific par forward exchange rate of Canadian dollars to one U.S. dollar, with respect to one specific Canadian customer contract. This three-year customer contract extends through April 30, 2010. The hedged instruments are classified as cash flow hedges and are designed to be highly effective at minimizing exchange risk on the contract. We designated this hedge as effective and recorded the fair value of this instrument as an asset of approximately $282 ($176 net of tax) in other long-term assets as of March 31, 2009. The offsetting unrealized gain is recorded as accumulated other comprehensive income, net of tax, in our stockholders’ equity as of March 31, 2009. If we assess any material portion of this to be ineffective, we will reclassify that ineffective portion to current period earnings or loss accordingly.
We determined the fair values of the par forward contracts using Level 2 inputs as defined under SFAS 157 because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. However, these instruments are not traded in active markets, thus they are not valued using Level 1 inputs. Our valuation technique assessed the par forward contract by comparing each fixed cash flow to a hypothetical cash flow utilizing an observable market spot exchange rate as of March 31, 2009, and then discounting each of those cash flows to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value represents a cumulative total of each par forward contract calculated fair value.
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

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (Continued)
(In thousands, except share and per share amounts)
A summary of fair values of our derivatives as of March 31, 2009 is as follows:
Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	March 31,		March 31,
	2009		2009
Derivatives designated as hedging instruments under Statement 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Unaudited)		(Unaudited)
Interest rate contracts		$—	Other long term liabilities	$3,242
Foreign exchange contracts	Other long term assets	282		—

Total derivatives designated as hedging instruments under Statement 133		$282		$3,242

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Three Month Period Ended March 31, 2009

			Amount of Gain or
	Amount of Gain or	Location of Gain or	(Loss) Reclassified
	(Loss) Recognized in	(Loss) Reclassified	from Accumulated OCI
Derivatives in Statement	OCI on Derivative	from Accumulated OCI	into Income (Effective
133 Cash Flow Hedging	(Effective Portion)	into Income	Portion)
Relationships	2009	(Effective Portion)	2009
(Unaudited)

Interest rate contracts	$260	n/a	$—
Foreign exchange contracts	(15)	n/a	—

Total gain recognized in other comprehensive income	$245		$—

12. RELATED PARTY TRANSACTION
In 2009, we entered into an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC (“JJB”), a limited liability company, owned by John Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane. During the three months ended March 31, 2009, we incurred charges of $346 related to transactions with Mr. Bardis.

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
A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 12, 2009.
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
For the three months ended March 31, 2009 and 2008, our primary results of operations included the following (unaudited):

	Three Months Ended March 31,
	2009	2008	Change
	Amount	Amount	Amount	%
		(In millions)
Non-GAAP gross fees(1)	$92.4	$71.1	$21.3	30.0%
Non-GAAP revenue share obligation(1)	(13.4)	(12.3)	(1.1)	8.9

Total net revenue	79.0	58.8	20.2	34.4
Operating income	8.0	7.7	0.3	3.9
Net income	$1.9	$2.7	$(0.8)	-29.6%

Non-GAAP adjusted EBITDA(1)	$23.3	$16.0	$7.3	45.6%
Non-GAAP adjusted EBITDA margin(1)	29.5%	27.2%

(1)	See “Use of Non-GAAP Financial Measures section” for additional information.
For the three months ended March 31, 2009 and 2008, we generated non-GAAP gross fees of $92.4 million and $71.1 million, respectively, and total net revenue of $79.0 million and $58.8 million, respectively. The increases in non-GAAP gross fees and total net revenue in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 were primarily attributable to:
•	the Accuro acquisition;

•	organic growth in our Revenue Cycle Management segment exclusive of Accuro due to increased demand for our reimbursement technologies, revenue cycle services and decision support software; and

•	offsetting the RCM increase, our Spend Management segment results for the current period do not compare favorably to the prior year period due primarily to two timing related events.

First, our annual customer and vendor meeting occurred in the first quarter of 2008 contributing approximately $2.9 million in revenue; the 2009 annual customer and vendor meeting will occur in the second quarter of 2009 and related revenue will be reflected in our results of operations for that period. Second, we recognized approximately $2.1 million additional performance fees in the first quarter of 2008 based on customer acceptance timing as compared to the first quarter of 2009.
For the three months ended March 31, 2009 and 2008, we generated operating income of $8.0 million and $7.7 million, respectively. The increase in operating income compared to the prior year was primarily attributable to the net revenue increase discussed above partially offset by the following:
•	increases in the amortization of acquired intangibles;

•	expenses related to the ongoing acquisition integration efforts at our Revenue Cycle Management segment; and

•	higher general and administrative costs associated with our expanded infrastructure and increased personnel.
For the three months ended March 31, 2009 and 2008, we generated non-GAAP Adjusted EBITDA of $23.3 million and $16.0 million, respectively. The increase in non-GAAP Adjusted EBITDA during the three months ended March 31, 2009 compared to the three months ended March 31, 2008 was attributable to the net revenue increase discussed above offset primarily by approximately $2.4 million of increased corporate expenses excluding interest, income taxes, depreciation and amortization, and other non-recurring or non-cash expenses.
The non-GAAP Adjusted EBITDA Margin increased due to the significant impact of increased revenue from our Revenue Cycle Management segment which was primarily attributable to the Accuro acquisition.
Recent Developments
Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following item has had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods:
Long-Term Performance Incentive Plan
On January 5, 2009, the Compensation Committee of our Board of Directors granted equity awards totaling 3.6 million underlying shares to certain employees at a fair value of $14.74 per share, of which approximately 36% of the total grant was allocated to the Company’s named executive officers (or “NEOs”), under the Company’s new Long-Term Performance Incentive Plan. See Note 7 of the Notes to our Condensed Consolidated Financial Statements herein for further information.
Segment Structure and Revenue Streams
We deliver our solutions through two business segments, Revenue Cycle Management and Spend Management. Management’s primary metrics to measure segment financial performance are net revenue, non-GAAP gross fees and Segment Adjusted EBITDA. All of our revenues are from external customers and inter-segment revenues have been eliminated. See Note 10 of the Notes to our Condensed Consolidated Financial Statements herein for discussion on Segment Adjusted EBITDA and certain items of our segment results of operations and financial position.
Revenue Cycle Management
Our Revenue Cycle Management segment provides a comprehensive suite of software and services spanning the hospital revenue cycle workflow — from patient admission, charge capture, case management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and improve regulatory compliance. Our Revenue Cycle Management segment revenue consists of the following components:
•	Subscription and implementation fees. We earn fixed subscription fees on a monthly or annual basis on multi-year contracts for customer access to our software as a service (“SaaS”) based solutions. We also charge our customers upfront fees for implementation services. Implementation fees are earned over the subscription period or estimated customer relationship period, whichever is longer.

•	Transaction fees. For certain revenue cycle management solutions, we earn fees that vary based on the volume of customer transactions or enrolled members.

•	Software-related fees. We earn license, consulting, maintenance and other software-related service fees for our business intelligence, decision support and other software products. We have certain Revenue Cycle Management contracts that are sold in multiple-element arrangements and include software products. We have considered Rule 5-03 of Regulation S-X for these types of multiple-element arrangements that include software products and determined the amount is below the threshold that would require separate disclosure on our statement of operations.

•	Service fees. For certain revenue cycle management solutions, we earn fees based on a percentage of cash remittances collected.
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

•	Other service fees. The following items are included as other service fees in our Condensed Consolidated Statement of Operations:
•	Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and implantable physician preference items, or PPI, and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with a duration of three to nine months, and the related revenues are earned as services are rendered.

•	Subscription fees. We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these Company-hosted SaaS-based solutions.
Operating Expenses
We classify our operating expenses as follows:

•	Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our customers. As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue derives from third-party products and services, and client reimbursed out-of-pocket costs. Cost of revenue does not include allocated amounts for rent, depreciation or amortization, but does include the amortization for the cost of software to be sold, leased, or otherwise marketed. As a result of the Accuro acquisition and related integration, there may be some reclassifications primarily between cost of revenue and operating expense classifications resulting from the implementation of our accounting policies that could affect period over period comparability.

•	Product development expenses. Product development expenses primarily consist of the salaries, benefits, and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services.

•	Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

•	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

•	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

•	Amortization of intangibles. Amortization of intangibles includes the amortization of all intangible assets (with the exception of software), primarily resulting from acquisitions.
Results of Operations
Consolidated Tables
The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended March 31,
	2009	2008
	(Unaudited, in thousands)

Net revenue:
Revenue Cycle Management	$47,020	$25,106
Spend Management
Administrative fees	40,932	39,887
Revenue share obligation	(13,446)	(12,342)
Other service fees	4,478	6,107

Total Spend Management	31,964	33,652

Total net revenue	78,984	58,758
Operating expenses:
Revenue Cycle Management	45,523	26,251
Spend Management	18,201	19,899

Total segment operating expenses	63,724	46,150
Operating income
Revenue Cycle Management	1,497	(1,145)
Spend Management	13,763	13,753

Total segment operating income	15,260	12,608
Corporate expenses(1)	7,307	4,879

Operating income	7,953	7,729
Other income (expense):
Interest expense	(4,993)	(4,317)
Other income	214	1,033

Income before income taxes	3,174	4,445
Income tax expense	1,269	1,746

Net income	1,905	2,699
Reportable segment adjusted EBITDA(2):
Revenue Cycle Management	12,326	4,241
Spend Management	$16,252	$16,028
Reportable segment adjusted EBITDA margin(3):
Revenue Cycle Management	26.2%	16.9%
Spend Management	50.8%	47.6%

(1)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment of the Company.

(2)	Management’s primary metric of segment profit or loss is Segment Adjusted EBITDA. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

(3)	Reportable segment Adjusted EBITDA margin represents each reportable segment’s Adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended March 31, 2009 and March 31, 2008

	Three Months Ended March 31,
	2009		2008		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$47,020	59.5%	$25,106	42.7%	$21,914	87.3%
Spend Management
Administrative fees	40,932	51.8	39,887	67.9	1,045	2.6
Revenue share obligation	(13,446)	(17.0)	(12,342)	(21.0)	(1,104)	8.9
Other service fees	4,478	5.7	6,107	10.4	(1,629)	(26.7)

Total Spend Management	31,964	40.5	33,652	57.3	(1,688)	(5.0)

Total net revenue	$78,984	100.0%	$58,758	100.0%	$20,226	34.4%
     Total net revenue. Total net revenue for the three months ended March 31, 2009 was $79.0 million, an increase of $20.2 million, or 34.4%, from total net revenue of $58.8 million for the three months ended March 31, 2008. The increase in total net revenue was comprised of a $21.9 million increase in Revenue Cycle Management revenue partially offset by a $1.7 million decrease in Spend Management revenue.
     Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the three months ended March 31, 2009 was $47.0 million, an increase of $21.9 million, or 87.3%, from net revenue of $25.1 million for the three months ended March 31, 2008.
•	Acquisition related revenue. The operating results of Accuro were included in our three months ended March 31, 2009 and were not included in the comparable prior period. $18.7 million of the net revenue increase resulted from revenue attributable to Accuro, which we acquired on June 2, 2008. Given the significant impact of the Accuro acquisition on our Revenue Cycle Management segment, we believe acquisition-affected measures are useful for the comparison of our year over year net revenue growth. Revenue Cycle Management net revenue for the three months ended March 31, 2009 was $47.0 million, an increase of $5.4 million, or 13.0%, from Revenue Cycle Management non-GAAP acquisition-affected net revenue of $41.6 million for the three months ended March 31, 2008. The following table sets forth the reconciliation of Revenue Cycle Management non-GAAP acquisition-affected net revenue to GAAP net revenue:

	Three Months Ended March 31,
	2009	2008	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)
RCM non-GAAP acquisition-affected net revenue(1):
Revenue Cycle Management net revenue	$47,020	$25,106	$21,914	87.3%
Non-GAAP acquisition related RCM adjustments(1):
Accuro	—	16,505	(16,505)	(100.0)

Total RCM non-GAAP acquisition-affected net revenue(1)	$47,020	$41,611	$5,409	13.0%

(1)	See “Use of Non-GAAP Financial Measures section” for additional information regarding 2008 RCM adjustments.
•	Non-acquisition related revenue. The increase in net revenue from non-acquisition related products and services was $3.2 million, or 12.7%. The increase was attributable to a $1.3 million increase in revenue from our revenue cycle services; $1.2 million increase in revenue from our claims management reimbursement technologies; and a $0.7 million increase in revenue from our decision support software.
     Spend Management net revenue. Spend Management net revenue for the three months ended March 31, 2009 was $32.0 million, a decrease of $1.7 million, or 5.0%, from net revenue of $33.7 million for the three months ended March 31, 2008. The decrease was primarily the result of a $1.1 million, or 8.9% increase in revenue share obligations, a decrease in other service fees of $1.6 million, or 26.7% partially offset by an increase in administrative fees of $1.0 million, or 2.6%, as described below:

•	Administrative fees. Administrative fee revenue increased by $1.0 million, or 2.6%, as compared to the prior period, primarily due to higher purchasing volumes by existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors. The net increase in administrative fee revenue was comprised of a $3.1 million, or 8.3% increase, in administrative fee revenue not associated with performance targets. This increase was partially offset by a $2.1 million decrease in contingent revenue recognized upon confirmation from certain customers that respective performance targets had been achieved during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. We may have fluctuations in our administrative fee revenue in future quarters as the timing of vendor reporting and customer acknowledgement of achieved performance targets vary in their timing and may not result in discernable trends.

•	Revenue share obligation. Revenue share obligation increased $1.1 million, or 8.9%, as compared to the prior period. We analyze the impact that our revenue share obligation has on our results of operations by analyzing the ratio of revenue share obligation to administrative fees (or the “revenue share ratio”). The revenue share ratio for the three months ended March 31, 2009 was 32.8% as compared to 30.9% for the three months ended March 31, 2008. The increase in our revenue share ratio was primarily the result of changes in revenue mix to larger customers during the period. Larger customers who commit to higher levels of purchasing volume through our group purchasing organization contracts typically receive higher revenue share obligation percentages. We may also experience fluctuations in our revenue share ratio because of changes in revenue mix, the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

•	Other service fees. The $1.6 million or 26.7% decrease in other service fees primarily related to revenue from our annual customer and vendor meeting that will be recognized during the second quarter of 2009 as compared to related revenue of $2.9 million included in the three months ended March 31, 2008. Partially offsetting this decrease was approximately $0.9 million in higher revenues from our supply chain consulting. The consulting growth was mainly due to an increased number of consulting engagements from new and existing customers.
Total Operating Expenses

	Three Months Ended March 31,
	2009		2008		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$16,745	21.2%	$8,462	14.4%	$8,283	97.9%
Product development expenses	6,018	7.6	2,697	4.6	3,321	123.1
Selling and marketing expenses	10,896	13.8	12,911	22.0	(2,015)	(15.6)
General and administrative expenses	27,451	34.8	21,060	35.8	6,391	30.3
Depreciation	2,910	3.7	2,121	3.6	789	37.2
Amortization of intangibles	7,011	8.9	3,778	6.4	3,233	85.6

Total operating expenses	71,031	89.9	51,029	86.8	20,002	39.2

Operating expenses by segment:
Revenue Cycle Management	45,523	57.6	26,251	44.7	19,272	73.4
Spend Management	18,201	23.0	19,899	33.9	(1,698)	(8.5)

Total segment operating expenses	63,724	80.7	46,150	78.5	17,574	38.1
Corporate expenses	7,307	9.3	4,879	8.3	2,428	49.8

Total operating expenses	$71,031	89.9%	$51,029	86.8%	$20,002	39.2%
     Cost of revenue. Cost of revenue for the three months ended March 31, 2009 was $16.7 million, or 21.2% of total net revenue, an increase of $8.3 million, or 97.9%, from cost of revenue of $8.5 million, or 14.4% of total net revenue, for the three months ended March 31, 2008.
Of the increase, $5.3 million was attributable to cost of revenue associated with the Accuro acquisition. The remaining increase was primarily attributable to the change in our revenue mix in the Revenue Cycle Management segment providing 59.5% of our consolidated revenue for the three months ended March 31, 2009 compared to 42.7% of our consolidated revenue for the three months ended March 31, 2008.

This change in revenue mix was the primary contributing factor to the $2.4 million increase in cost of revenue because our Revenue Cycle Management revenue is more service, implementation and consulting based, which results in a higher cost of revenue than our Spend Management revenue. Lastly, we also incurred an increase of $0.6 million in direct costs associated with a large Spend Management client consulting engagement.
Excluding the impact of the Accuro acquisition, our cost of revenue as a percentage of related net revenue increased from 14.4% to 19.0% period over period. The increase was primarily attributable to the growth in our Revenue Cycle Management segment revenue mentioned above, which results in higher cost of revenue than our Spend Management revenue.
     Product development expenses. Product development expenses for the three months ended March 31, 2009 were $6.0 million, or 7.6% of total net revenue, an increase of $3.3 million, or 123.1%, from product development expenses of $2.7 million, or 4.6% of total net revenue, for the three months ended March 31, 2008.
The increase during the three months ended March 31, 2009 included $3.0 million of product development expenses attributable to the Accuro acquisition as we continue to make significant investments in product development. Excluding the product development expenses associated with Accuro, product development expenses increased by $0.3 million, period over period. We may develop a number of new and enhanced Revenue Cycle Management products and services utilizing assets acquired in our previous Revenue Cycle Management acquisitions. Therefore, we expect to maintain or increase our investment in product development for the rest of 2009.
Excluding the impact of the Accuro acquisition, our product development expenses as a percentage of related net revenue remained relatively consistent, increasing from 4.6% to 5.0%.
     Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 2009 were $10.9 million, or 13.8% of total net revenue, a decrease of $2.0 million, or 15.6%, from selling and marketing expenses of $12.9 million, or 22.0% of total net revenue, for the three months ended March 31, 2008. The decrease was primarily attributable to $3.8 million of expenses included in the three months ended March 31, 2008 in connection with our annual customer and vendor meeting held in March 2008. As previously discussed, the 2009 meeting will be held in the second quarter of 2009 and the related revenue and expense will be recognized and incurred in that period. Partially offsetting this decrease was a $1.2 million increase in selling and marketing compensation expense attributable to the operations of the Revenue Cycle Management segment.
Excluding the impact of the Accuro acquisition, selling and marketing expenses, as a percentage of related net revenue, decreased from 22.0% to 17.6% period over period. In addition to the reasons described above, the decrease was attributable to the revenue growth of our Revenue Cycle Management business which incurs less selling and marketing expenses, as a percentage of revenue, than our Spend Management business.
     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2009 were $27.5 million, or 34.8% of total net revenue, an increase of $6.4 million, or 30.3%, from general and administrative expenses of $21.1 million, or 35.8% of total net revenue, for the three months ended March 31, 2008.
The increase during the three months ended March 31, 2009 includes $0.8 million of general and administrative expenses attributable to the Accuro acquisition. Also contributing to the increase was a $1.9 million increase in share-based compensation; $1.1 million of higher legal expenses arising in the ordinary course of business; a $0.9 million increase in employee compensation from new non-acquisition related personnel; $0.7 million in higher bad debt expense to reserve for potential uncollectible accounts along with certain bankruptcies that have occurred during the period with respect to customers of our Revenue Cycle Management segment; and a $1.0 million increase in general operating infrastructure expense.
Excluding the impact of the Accuro acquisition, our general and administrative expenses as a percentage of related net revenue increased from 35.8% to 44.2% period over period. This increase is primarily attributable to the reasons described above.
     Depreciation. Depreciation expense for the three months ended March 31, 2009 was $2.9 million, or 3.7% of total net revenue, an increase of $0.8 million, or 37.2%, from depreciation of $2.1 million, or 3.6% of total net revenue, for the three months ended March 31, 2008.
This increase was primarily attributable to depreciation resulting from the additions to property and equipment from the Accuro acquisition and other capital expenditures subsequent to March 31, 2008 for computer software developed for internal use, computer hardware related to personnel growth, and furniture and fixtures.
     Amortization of intangibles. Amortization of intangibles for the three months ended March 31, 2009 was $7.0 million, or 8.9% of total net revenue, an increase of $3.2 million, or 85.6%, from amortization of intangibles of $3.8 million, or 6.4% of total net revenue, for the three months ended March 31, 2008. The increase is primarily attributable to the amortization of certain identified intangible assets acquired in the Accuro acquisition.
Segment Operating Expenses
     Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the three months ended March 31, 2009 were $45.5 million, an increase of $19.3 million, or 73.4%, from $26.3 million for the three months ended March 31, 2008.
The primary reason for the $19.3 million increase in operating expenses is $14.0 million of expenses that are attributable to the Accuro acquisition. Revenue Cycle Management operating expenses also increased as a result of a $2.4 million increase in cost of revenue in connection with implementation costs associated with organic revenue growth; $1.0 million of increased legal expenses from certain legal actions and claims; $0.9 million of higher share-based compensation expense; $0.8 million of increased bad debt expense to reserve for potential uncollectible accounts; and $0.8 million of higher compensation expense to new employees. The increase was partially offset by a decrease of $0.6 million in other operating expense reductions within our operating infrastructure.
As a percentage of Revenue Cycle Management segment net revenue, segment expenses decreased to 96.8% from 104.6% for the three months ended March 31, 2009 and 2008, respectively.
     Spend Management expenses. Spend Management operating expenses for the three months ended March 31, 2009 were $18.2 million, or 23% of total net revenue, a decrease of $1.7 million, or 8.5%, from $19.9 million, or 33.9% of total net revenue for the three months ended March 31, 2008.
The decrease in Spend Management expenses was primarily attributable to a $3.1 million decrease in our annual customer and vendor meeting costs because the annual meeting will not occur until the second quarter of 2009 whereas the meeting occurred in the first quarter of 2008. Offsetting this decrease was $0.6 million of higher compensation expense to new employees; $0.4 million of higher share-based compensation expense; and a $0.4 million increase in cost of revenues associated with new customers and customer renewals.
     Corporate expenses. Corporate expenses for the three months ended March 31, 2009 were $7.3 million, an increase of $2.4 million, or 49.8%, from $4.9 million for the three months ended March 31, 2008, or 9.3% and 8.3% of total net revenue, respectively. The increase in corporate expenses was primarily attributable to $1.3 million of higher share-based compensation expense; $0.4 million of increased travel costs; $0.2 million associated with new employee expenses; and $0.5 million of other operating infrastructure expense.
Non-operating Expenses
     Interest expense. Interest expense for the three months ended March 31, 2009 was $5.0 million, an increase of $0.7 million, or 15.7%, from interest expense of $4.3 million for the three months ended March 31, 2008. As of March 31, 2009, we had total indebtedness of $240.2 million compared to $197.8 million as of March 31, 2008. The increase in indebtedness resulting from the financing for the Accuro acquisition is primarily responsible for the increase in our interest expense. We expect increases in interest expense compared to prior periods due to an increased level of indebtedness, the amortization of $7.3 million of remaining debt issuance costs to be recognized over the remaining term of our debt, and $0.3 million in future interest expense associated with the deferred purchase consideration related to the acquisition of Accuro. Our interest expense may vary for the remainder of 2009 as a result of fluctuations in interest rates.
     Other income. Other income for the three months ended March 31, 2009 was $0.2 million, comprised principally of $0.1 million of rental income and $0.1 million of foreign exchange transaction gains. Other income for the three months ended March 31, 2008 was $1.0 million. The $0.8 million decrease is primarily due to the decline in interest income earned resulting from a decrease in our cash balance period over period.
     Income tax expense. Income tax expense for the three months ended March 31, 2009 was $1.3 million, a decrease of approximately $0.4 million from an income tax expense of $1.7 million for the three months ended March 31, 2008, which was primarily attributable to decreased net income before tax of $1.3 million. The income tax expense recorded during the three months ended March 31, 2009 and 2008 reflected an annual effective tax rate of 40.0% and 39.3%, respectively. The increase in our estimated annual effective tax rate of 0.7% is primarily attributable to a 0.6% increase to our effective state tax rate, a 0.9% increase related to certain nondeductible expenses and a 0.8% decrease related to research and development credits.
As of March 31, 2009, a valuation allowance of approximately $0.3 million was recorded against the deferred tax assets on certain state net operating loss carryforwards as the apportionment of future taxable income to certain states may not be sufficient for these loss carryforwards to be realized. We will analyze our federal and state net operating loss carryforwards periodically to assess our valuation allowance.
For 2009, we are estimating the impact of research and development credits to be a favorable reduction to our effective tax rate. No such credits were claimed during the 2008 tax year.
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
Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
We have not made any material changes in the accounting methodology used to estimate the allowance for doubtful accounts. If actual results are not consistent with our estimates or assumptions, we may experience gains or losses.
Our bad debt expense to total net revenue ratio for the three months ended March 31, 2009 and 2008 was approximately 1.6% and 1.3%, respectively. The increase was attributable to approximately $0.8 million for potential uncollectible accounts primarily caused by certain bankruptcies that occurred during the period with respect to customers of our Revenue Cycle Management segment. Each bankruptcy is situation specific and has affected our customers primarily in the northeast region of the country. Given the continuing impact of current adverse economic conditions, we will continue to monitor our customers and we may experience additional collectability challenges that may affect our ability to collect customer payments in future periods. This could require additional charges to bad debt expense. A hypothetical 10% increase in bad debt expense would have a nominal impact on our bad debt expense for the three months ended March 31, 2009.
Liquidity and Capital Resources
Our primary cash requirements ordinarily involve payment of ordinary expenses, working capital fluctuations, debt service obligations and capital expenditures. Our capital expenditures typically consist of software capitalization and computer hardware purchases. Historically, the acquisition of complementary businesses has resulted in a significant use of cash. Our principal sources of funds have primarily been cash provided by operating activities and borrowings under our credit facilities.
We believe we currently have adequate cash flow from operations, capital resources and liquidity to meet our cash flow requirements including the following near term obligations (i) our working capital needs; (ii) our debt service obligations; (iii) our approximate $20.0 million deferred purchase payment obligation related to the Accuro acquisition; (iv) planned capital expenditures for the remainder of the year; (v) our revenue share obligation and rebate payments; and (vi) estimated federal and state income tax payments during 2009.
Historically, we have utilized federal net operating loss carryforwards (“NOLs”) for both regular and Alternative Minimum Tax payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. However, given the current amount and limitations of our NOLs, we expect our cash paid for taxes to increase significantly in future years.
We have not historically utilized borrowings available under our credit agreement to fund operations. However, pursuant to the change in our cash management practice previously noted, we currently use the swing-line component of our revolver for funding operations while we voluntarily apply our excess cash balances to reduce our swing-line loan on a daily basis. We had $86.3 million available (net of a $1.0 million letter of credit) on our revolving credit facility as of March 31, 2009, which matures on October 23, 2011. We had $24.9 million available on our swing-line sublimit, which is part of our revolving facility. We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:
•	changes in working capital due to inconsistent timing of cash receipts and payments for major recurring items such as accounts receivable collections, accounts payable payments, revenue share obligation payments, incentive compensation, changes in deferred revenue, and other various items;

•	acquisitions; and

•	unforeseeable events or transactions.
We may continue to pursue other acquisitions or investments in the future. We may also increase our capital expenditures consistent with our anticipated growth in infrastructure, software solutions, and personnel, and as we expand our market presence. Cash provided by operating activities may not be sufficient to fund such expenditures. Accordingly, in addition to the use of our available revolving credit facility, we may need to engage in additional equity or debt financings to secure additional funds for such purposes. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters including higher interest costs, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain required financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be limited.
Discussion of Cash Flow
As of March 31, 2009 and 2008, we had cash and cash equivalents totaling zero and $128.0 million, respectively.
Our cash provided by operations is generally driven by cash receipts generated by our customers offset by cash paid for the operating expenses of providing services and products to our customers. If we continue to grow our revenues while maintaining a more modest growth rate in operating expenses, we expect cash provided by operations to continue to grow from period to period.
We expect either negative cash flows or minimal positive cash flows from operations in the first quarter of a given year. This is because we pay large semi-annual revenue share obligations to certain of our group purchasing organization customers during the first and third quarters of each year. For example, we paid approximately $23.7 million in revenue share obligation payments during the three months ended March 31, 2009. Additionally, we accrue employee bonuses throughout the year before paying those employees in the first quarter of each subsequent year.
Cash provided by (used in) operating activities for the three months ended March 31, 2009 and 2008 was $4.2 million and ($4.5) million, respectively. The following changes in assets and liabilities contributed to the $8.7 million period over period net cash flow increase: (i) an increase of $1.4 million in accounts payable related to the timing of payments to our vendors; (ii) a decrease in accounts receivable of $5.5 million associated with improved accounts receivable collections and certain write-offs; (iii) an increase in the accrued revenue share obligation and rebates liability as compared to the prior period that is due to the timing and variability in the amount paid, which contributed to a $3.3 million positive cash flow impact. Offsetting the above increases in cash provided by operating activities was (i) an increase of $2.8 million and $1.1 million in prepaid expenses and other assets and other long-term assets, respectively, which was primarily attributable to the timing of our annual customer and vendor meeting and an increase in deferred implementation costs for the Accuro-related SaaS-based software and service revenue that did not exist in the prior year; and (ii) an increase of $3.8 million in accrued payroll and benefits related to the timing of payments.
We believe that cash used in or provided by investing activities will continue to be materially impacted by continued growth in investments in property and equipment, future acquisitions and capitalized software. Our property, equipment, and software investments consist primarily of SaaS technology infrastructure to provide capacity for expansion of our customer base, including computers and related equipment and software purchased or implemented by outside parties. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality. Cash used in investing activities increased from $3.9 million during the three months ended March 31, 2008 to $6.6 million during the three months ended March 31, 2009, mainly due to increased capital expenditures that are primarily related to the growth in our Revenue Cycle Management segment including the acquisition of Accuro in 2008.
Cash used in financing activities for the three months ended March 31, 2009 and 2008 was $3.0 million and $0.6 million, respectively. The amount for the three months ended March 31, 2009 primarily represents the draw down from our credit facility of $30.0 million; the excess tax benefit from the exercise of stock options of $1.1 million and the issuance of common stock of $1.5 million. Offsetting the net proceeds received during the period were repayments on our long term debt of $35.4 million. Our credit agreement requires an annual payment of excess cash flow which we expect to pay in the first quarter of 2010.
Acquisition Contingent Consideration
The Asset Purchase Agreement for the Med-Data acquisition contains provisions requiring additional consideration to be paid to the former owners of the acquired assets if certain performance criteria are met. The Med-Data contingency period ended June 30, 2007, and on September 25, 2007, we provided notice to the former owner of the Med-Data business indicating that we do not believe any additional payment is due. The former owner has disputed our calculation of the performance measures, alleged that we failed to fulfill our contractual obligations with respect to the earn-out, and filed a complaint in federal court with respect to these matters on November 30, 2007. On March 21, 2008, we filed an answer, denying the plaintiffs’ allegations; and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. Discovery has been substantially completed, but we cannot estimate a probable outcome of the litigation at this time. The maximum potential earn-out payment is $4.0 million. In addition, the plaintiffs claim that Ms. Hodges, one of the plaintiffs, is entitled to the accelerated vesting of options to purchase 140,000 shares of our common stock that she received in connection with her employment agreement with the Company.
Off-Balance Sheet Arrangements and Commitments
We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building under a finance obligation. We do not believe that this letter of credit will be drawn.
We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of March 31, 2009 for each respective year (unaudited, in thousands):

Amount
2009	$5,821
2010	6,848
2011	6,590
2012	6,162
2013	3,439
Thereafter	11,192

Total future minimum rental payments	$40,052

Other than the additional indebtedness, the deferred purchase consideration committed for the acquisition of Accuro that we intend to pay in cash on or before June 2, 2009 and any potentially related purchase price adjustments, as previously disclosed, and the additional lease commitments above, there are no material changes outside the ordinary course of business with respect to our contractual obligations.
As of March 31, 2009, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Use of Non-GAAP Financial Measures
In order to provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management and the board of directors in its financial and operational decision-making, we supplement our consolidated financial statements presented on a GAAP basis in this Quarterly Report on Form 10-Q with the following non-GAAP financial measures: gross fees, revenue share obligation, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin and Revenue Cycle Management acquisition-affected net revenue.
These non-GAAP financial measures have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We compensate for such limitations by relying primarily on our GAAP results and using non-GAAP financial measures only supplementally. We provide reconciliations of non-GAAP measures to their most directly comparable GAAP measures, where possible. Investors are encouraged to carefully review those reconciliations. In addition, because these non-GAAP measures are not measures of financial performance under GAAP and are susceptible to varying calculations, these measures, as defined by us, may differ from and may not be comparable to similarly titled measures used by other companies.
Gross Fees and Revenue Share Obligation. Gross fees include all administrative fees we receive pursuant to our vendor contracts and all other fees we receive from customers. Our revenue share obligation represents the portion of the administrative fees we are contractually obligated to share with certain of our GPO customers. Total net revenue (a GAAP measure) reflects our gross fees net of our revenue share obligation. These non-GAAP measures assist management and the board of directors and may be helpful to investors in analyzing our growth in the Spend Management segment given that administrative fees constitute a material portion of our revenue and are paid to us by over 1,200 vendors contracted by our GPO, and that our revenue share obligation constitutes a significant outlay to certain of our GPO customers. A reconciliation of these non-GAAP measures to their most directly comparable GAAP measure can be found in the “Overview” section of Item 2.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin. We define: (i) EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and other non-recurring, non-cash or non-operating items; and (iii) Adjusted EBITDA Margin, as Adjusted EBITDA as a percentage of net revenue. We use EBITDA, Adjusted EBITDA and adjusted EBITDA Margin to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the board of directors and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure (primarily interest charges and amortization of debt issuance costs), asset base (primarily depreciation and amortization) and items outside the control of the management team (taxes), as well as other non-cash (purchase accounting adjustments, and imputed rental income) and non-recurring items, from our operational results. Adjusted EBITDA also removes the impact of non-cash share-based compensation expense.
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
Additionally, research analysts, investment bankers and lenders may use these measures to assess our operating performance. For example, our credit agreement requires delivery of compliance reports certifying compliance with financial covenants certain of which are, in part, based on an adjusted EBITDA measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and our board of directors. The principal difference is that the measurement of adjusted EBITDA considered by our lenders under our credit agreement allows for certain adjustments (e.g., inclusion of interest income, franchise taxes and other non-cash expenses, offset by the deduction of our capitalized lease payments for one of our office leases) that result in a higher adjusted EBITDA than the Adjusted EBITDA measure reviewed by our board of directors and management and disclosed in our Annual Report on Form 10-K. Our credit agreement also contains provisions that utilize other measures, such as excess cash flow, to measure liquidity.
EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Despite the advantages regarding the use and analysis of these measures as mentioned above, EBITDA, Adjusted EBITDA and Adjusted EBITDA Margin, as disclosed in this Quarterly Report on Form 10-Q, have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA are:
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

	Three Months Ended March 31,
	2009	2008
	(Unaudited, in thousands)
Net income	$1,905	$2,699
Depreciation	2,910	2,121
Amortization of intangibles	7,011	3,778
Amortization of intangibles (included in cost of revenue)	788	391
Interest expense, net of interest income(1)	4,981	3,409
Income tax expense	1,269	1,746

EBITDA	18,864	14,144
Share-based compensation(2)	4,386	1,740
Rental income from capitalizing building lease(3)	(110)	(110)
Purchase accounting adjustment(4)	189	256

Adjusted EBITDA	$23,329	$16,030

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. The significant increase in 2009 is due to share-based grants made from the Long-Term Performance Incentive Plan previously discussed. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements filed in our annual report on Form 10-K for the year ended December 31, 2008 for further discussion of this rental income.

(4)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro and XactiMed. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations.
Revenue Cycle Management Acquisition-Affected Net Revenue. Revenue Cycle Management acquisition-affected net revenue includes the revenue of Accuro prior to our actual ownership. The Accuro acquisition was consummated on June 2, 2008. This measure assumes the acquisition of Accuro occurred on January 1, 2008. Revenue Cycle Management acquisition-affected net revenue is used by management and the board of directors to better understand the extent of period-over-period growth of the Revenue Cycle Management segment. Given the significant impact that this acquisition had on the Company during the fiscal year ended December 31, 2008, we believe such acquisition-affected net revenue may be useful and meaningful to investors in their analysis of such growth. Revenue Cycle Management acquisition-affected net revenue is presented for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been if these transactions had occurred at the beginning of such period. This measure also should not be considered representative of our future results of operations. A reconciliation of Revenue Cycle Management acquisition-affected net revenue to its most directly comparable GAAP measure can be found in the “Results of Operations” section of Item 2.
New Pronouncements
Fair Value Measurements
In February 2008, the FASB issued SFAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in financial statements on a recurring basis (at least annually). This FASB Staff Position is effective for fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 for those non-financial assets and liabilities as of January 1, 2009 and it did not have a material impact on the Company.
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
In April 2009, the FASB issued Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies (or “FSP No. 141(R)-1”). FSP No. 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FASB Staff Position is effective for fiscal years beginning on or after December 15, 2008. The FASB Staff Position is effective for us beginning January 1, 2009 and will apply to business combinations completed on or after that date. Given our acquisitive nature and that the terms of our historical acquisition agreements typically include certain contingency clauses, we may experience a significant impact in our statement of operations to account for these contingencies.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133 (or “SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. We adopted SFAS 161 on January 1, 2009. See Note 11.

Intangible Assets
In April 2008, the FASB issued Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (or “FSP No. 142-3”). FSP No. 142-3 amends the guidance in FASB Statement No. 142, Goodwill and Other Intangible Assets, for estimating useful lives of recognized intangible assets and requires additional disclosures related to renewing or extending the terms of a recognized intangible asset. In estimating the useful life of a recognized intangible asset, FSP No. 142-3 requires companies to consider their historical experience in renewing or extending similar arrangements together with the asset’s intended use, regardless of whether the arrangements have explicit renewal or extension provisions. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008, and is to be applied prospectively to all intangible assets. The adoption of FSP No. 142-3 did not have a material impact on the Company.
GAAP Hierarchy
In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (or “SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, in September 2008. We do not expect the adoption of SFAS No. 162 to have a significant impact on the Company.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Foreign currency exchange risk. Certain of our contracts are denominated in Canadian dollars. As our Canadian sales have not historically been significant to our operations, we do not believe that changes in the Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations, we may increase the amount of our sales to foreign customers. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether a forward currency hedge instrument would be warranted. On August 2, 2007, we entered into a series of forward contracts to fix the Canadian dollar-to-U.S. dollar exchange rates on a Canadian customer contract, as discussed in Note 11 to our Condensed Consolidated Financial Statements herein. We have one other Canadian dollar contract that we have not elected to hedge, we currently do not transact business in any currency other than the U.S. dollar.
We continue to evaluate the credit worthiness of the counterparty of the hedge instruments. Considering the current state of the credit markets and specific challenges related to financial institutions, the Company continues to believe that the underlying size, international presence and US government cash infusion, and operating history of the counterparty will allow them to perform under the obligations of the contract and are not a risk of default that would change the highly effective status of the hedged instruments.
Interest rate risk. We had outstanding borrowings on our term loan and revolving credit facility of $239.7 million as of March 31, 2009. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin.
We entered into an interest rate collar in June 2008 which effectively sets a maximum LIBOR interest rate of 6.00% and a minimum LIBOR interest rate of 2.85% on the interest rate we pay on $155.0 million of our term loan debt outstanding, effectively limiting our base interest rate exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar does not hedge the applicable margin that the counterparty charges (1.50% and 2.75% on our revolving credit facility (base rate loan) and term loan, respectively, as of March 31, 2009). Settlement payments are made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding. The collar terminates on September 30, 2010 and no consideration was exchanged with the counterparty to enter into the hedging arrangement. As of March 31, 2009, we pay an effective interest rate of 2.85% on $155.0 million of notional term loan debt outstanding before applying the applicable margin.
We continue to evaluate the credit worthiness of the counterparty of the hedge instrument when assessing effectiveness. The Company believes that given the size of the hedged instrument and the likelihood that the counterparty would have to perform under the contract (i.e. LIBOR goes above 6.00%) mitigates any potential credit risk and risk of non-performance under the contract. In addition, the Company understands the counterparty has been acquired by a much larger financial institution. We believe that the creditworthiness of the acquirer mitigates risk and will allow the counterparty to be able to perform under the terms of the contract.
A hypothetical 1% increase or decrease in LIBOR would have resulted in an approximate $0.2 million change to our interest expense for the three months ended March 31, 2009, which represents potential interest rate change exposure on our outstanding unhedged portion of our term loan and revolving credit facility.
Item 4. Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting for the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On November 30, 2007, Jacqueline Hodges, the former owner of the Med-Data business, filed a complaint in the United States District Court for the Northern District of Georgia, alleging that we failed to act in good faith with respect to the operation of the Med-Data business after its acquisition on July 18, 2005, by our wholly owned subsidiary Project Metro Acquisition, LLC (subsequently merged into MedAssets Net Revenue Systems, LLC), by taking certain actions and failing to take others which had the effect of causing the business to fail to achieve additional acquisition consideration contingent on certain “earn-out” thresholds in the purchase agreement. On March 21, 2008, we filed an answer, denying the plaintiffs’ allegations; and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the true status of their relationship with their largest customer. Discovery has been substantially completed, but we cannot estimate a probable outcome at this time.
Item 1A. Risk Factors
There have been no material changes in the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended March 31, 2009, we issued approximately 2,000 unregistered shares of our common stock in connection with stock option exercises related to options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.001 million in consideration in connection with these stock option exercises.
These issuances of our common stock were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act, or Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving any public offering.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit
No.	Description of Exhibit

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

*	Filed herewith

Signatures
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ JOHN A. BARDIS	Chairman of the Board of Directors and Chief Executive Officer	May 8, 2009
Name: John A. Bardis	(Principal Executive Officer)

/s/ L. NEIL HUNN	Chief Financial Officer	May 8, 2009
Name: L. Neil Hunn	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

*	Filed herewith