Form 10-Q
period 2009-06-30
MEDASSETS INC
filed 2009-08-10
CIK 1254419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-33881
MEDASSETS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	51-0391128 (I.R.S. Employer Identification No.)

100 North Point Center East, Suite 200 Alpharetta, Georgia	30022
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2009, the registrant had 56,012,311 shares of $0.01 par value common stock outstanding.

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MedAssets, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current
Cash and cash equivalents (Note 1)	$—	$5,429
Accounts receivable, net of allowances of $1,752 and $2,247 as of June 30, 2009 and December 31, 2008, respectively	56,272	55,048
Deferred tax asset, current	13,780	13,780
Prepaid expenses and other current assets	7,151	5,997

Total current assets	77,203	80,254
Property and equipment, net	48,565	42,417
Other long term assets
Goodwill	511,861	508,748
Intangible assets, net	109,959	124,340
Other	18,947	18,101

Other long term assets	640,767	651,189

Total assets	$766,535	$773,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,571	$6,725
Accrued revenue share obligation and rebates	30,607	29,698
Accrued payroll and benefits	15,458	21,837
Other accrued expenses	7,829	6,981
Deferred revenue, current portion	25,546	24,280
Deferred purchase consideration (Note 3)	—	19,361
Current portion of notes payable	2,685	30,277
Current portion of finance obligation	156	149

Total current liabilities	88,852	139,308
Notes payable, less current portion	238,667	215,349
Finance obligation, less current portion	9,779	9,860
Deferred revenue, less current portion	5,598	6,411
Deferred tax liability	14,028	15,817
Other long term liabilities	5,360	4,176

Total liabilities	362,284	390,921
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 55,888,000 and 53,917,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	559	539
Additional paid in capital	622,069	605,340
Accumulated other comprehensive loss (Note 11)	(1,605)	(2,088)
Accumulated deficit	(216,772)	(220,852)

Total stockholders’ equity	404,251	382,939

Total liabilities and stockholders’ equity	$766,535	$773,860

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$25,378	$25,148	$52,864	$52,693
Other service fees	58,831	36,087	110,329	67,300

Total net revenue	84,209	61,235	163,193	119,993

Operating expenses:
Cost of revenue (inclusive of certain amortization expense)	17,613	10,688	34,358	19,151
Product development expenses	5,250	3,611	11,268	6,308
Selling and marketing expenses	15,595	9,544	26,491	22,455
General and administrative expenses	27,481	22,215	54,932	43,275
Depreciation	2,985	2,349	5,895	4,470
Amortization of intangibles	7,000	5,016	14,011	8,793
Impairment of intangibles (Note 3)	—	2,079	—	2,079

Total operating expenses	75,924	55,502	146,955	106,531

Operating income	8,285	5,733	16,238	13,462
Other income (expense):
Interest (expense)	(4,763)	(5,000)	(9,756)	(9,317)
Other income (expense)	(33)	(3,362)	181	(2,329)

Income (loss) before income taxes	3,489	(2,629)	6,663	1,816
Income tax expense (benefit)	1,314	(1,053)	2,583	693

Net income (loss)	$2,175	$(1,576)	$4,080	$1,123

Basic and diluted income (loss) per share:
Basic net income (loss)	$0.04	$(0.03)	$0.08	$0.02

Diluted net income (loss)	$0.04	$(0.03)	$0.07	$0.02

Weighted average shares — basic	54,527	47,288	54,316	45,853
Weighted average shares — diluted	56,968	47,288	56,699	48,485
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
Six Months Ended June 30, 2009

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
	(In thousands)
Balances at December 31, 2008	53,917	$539	$605,340	$(2,088)	$(220,852)	$382,939

Issuance of common stock from stock option exercises	931	9	4,467	—	—	4,476

Issuance of common restricted stock	1,040	11	(11)	—	—	—

Stock compensation expense	—	—	8,960	—	—	8,960

Excess tax benefit from stock option exercises	—	—	3,313	—	—	3,313

Other comprehensive income:
Unrealized gain from hedging activities (net of a tax expense of $292)	—	—	—	483	—	483
Net income	—	—	—	—	4,080	4,080

Comprehensive income	—	—	—	483	4,080	4,563

Balances at June 30, 2009	55,888	$559	$622,069	$(1,605)	$(216,772)	$404,251

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Operating activities
Net income	$4,080	$1,123

Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	2,524	985
Depreciation	7,115	4,729
Amortization of intangibles	14,382	9,296
Loss (gain) on sale of assets	193	(3)
Noncash stock compensation expense	8,960	4,139
Excess tax benefit from exercise of stock options	(3,313)	—
Amortization of debt issuance costs	922	414
Noncash interest expense, net	913	402
Impairment of intangibles	—	2,079
Deferred income tax (benefit) expense	(57)	165
Changes in assets and liabilities:
Accounts receivable	(3,872)	(5,640)
Prepaid expenses and other assets	(1,155)	(915)
Other long-term assets	(1,895)	(703)
Accounts payable	1,966	5,000
Accrued revenue share obligations and rebates	909	(2,364)
Accrued payroll and benefits	(6,483)	(956)
Other accrued expenses	(2,725)	3,262
Deferred revenue	453	3,361

Cash provided by operating activities	22,917	24,374

Investing activities
Purchases of property, equipment and software	(6,186)	(2,790)
Capitalized software development costs	(7,071)	(4,953)
Acquisitions, net of cash acquired (Note 3)	(18,275)	(209,423)

Cash used in investing activities	(31,532)	(217,166)

Financing activities
Proceeds from notes payable	60,932	100,000
Repayment of notes payable and capital lease obligations	(65,206)	(24,136)
Repayment of finance obligations	(329)	(320)
Debt issuance costs	—	(6,167)
Excess tax benefit from exercise of stock options	3,313	—
Interest accrued on note receivable from stockholders	—	(14)
Issuance of common stock, net of offering costs	4,476	534

Cash provided by financing activities	3,186	69,897

Net decrease in cash and cash equivalents	(5,429)	(122,895)
Cash and cash equivalents, beginning of period	5,429	136,952

Cash and cash equivalents, end of period	$—	$14,057

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
The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2008, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009.
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
Cash and Cash Equivalents
All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at fair value and are considered to be cash equivalents. During 2008, we voluntarily changed our cash management practice in an effort to reduce our amount of interest expense and indebtedness. Currently, all of our excess cash on hand is voluntarily used to repay our swing-line credit facility on a daily basis. As a result of this new practice, our cash and cash equivalents were zero at June 30, 2009. Cash and cash equivalents were $5,429 as of December 31, 2008. See Note 5 for immediately available cash under our revolving credit facility.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133 (or “SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. We adopted SFAS No. 161 on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our condensed consolidated financial statements.
Business Combinations
In April 2009, the FASB issued Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies (or “FSP No. 141(R)-1”). FSP No. 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FASB Staff Position is effective for fiscal years beginning on or after December 15, 2008. The FASB Staff Position is effective for us beginning January 1, 2009 and will apply to business combinations completed on or after that date. The adoption of FSP No. 141(R)-1 did not have a material impact on our condensed consolidated financial statements.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)
Fair Value Measurements
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1 to amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, which is effective for the Company June 30, 2009. The FSP requires a publicly traded company to include disclosures about fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, the guidance requires an entity to disclose either in the body or the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by FASB Statement No. 107. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.
Subsequent Events
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (or “SFAS No. 165”). SFAS No. 165 establishes general standards regarding the disclosure of, and the accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a significant impact on our condensed consolidated financial statements.
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (or “SFAS No. 166”). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is applicable for annual periods ending after November 15, 2009 and interim periods thereafter. We are currently assessing the impact, if any, that the adoption of SFAS No. 166 would have on our condensed consolidated financial statements.
Consolidation of Variable Interest Entities
In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (or “SFAS No. 167”). SFAS No. 167 eliminates FASB Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter. We are currently assessing the impact, if any, that the adoption of SFAS No. 167 would have on our condensed consolidated financial statements.
GAAP Hierarchy
In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (or “SFAS No. 168”). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 will have a significant impact on our condensed consolidated financial statements.
3. ACQUISITION AND RESTRUCTURING ACTIVITIES
Accuro Acquisition
During the three months ended June 30, 2009, we finalized the acquisition purchase price and related purchase price allocation of Accuro

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)
Healthcare Solutions, Inc. (collectively with its subsidiaries, “Accuro”), which was acquired on June 2, 2008 (the “Accuro Acquisition”).
In connection with the purchase consideration paid upon the closing of the Accuro Acquisition, which occurred on June 2, 2008, we recorded an initial liability (or the “deferred purchase consideration”) of $18,500 on our balance sheet, representing the present value of $20,000 in deferred purchase consideration payable on the first anniversary date of the closing of the Accuro Acquisition as required by the purchase agreement. During the three and six months ended June 30, 2009, we recognized approximately $258 and $639, respectively, in imputed interest expense to accrete the Accuro deferred purchase consideration to its face value by the first anniversary of the Accuro Acquisition closing date or June 2, 2009.
On June 2, 2009, we reduced the $20,000 deferred purchase consideration by approximately $224 due to certain adjustments allowed for under the purchase agreement and we paid $19,776 (inclusive of $1,501 of imputed interest) in cash to the former shareholders of Accuro to satisfy the deferred purchase consideration obligation. We acquired all the outstanding stock of Accuro for a total purchase price of $357,635 comprised of $228,248 in cash including $5,355 in acquisition related costs and approximately 8,850,000 unregistered shares of our common stock valued at $129,387.
During the three and six months ended June 30, 2008, we deemed several intangible assets to be impaired in combination with our purchase of Accuro. We incurred certain impairment expenses (primarily related to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software product write-offs) of approximately $2,079. These expenses have been recorded to the impairment line item within our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008.
Accuro Purchase Price Allocation
The following table details the final purchase price and purchase price allocation for the Accuro Acquisition (unaudited):

	Preliminary
	Purchase		Final
	Price		Purchase
	Allocation		Price
	December		Allocation
	31, 2008	Adjustments	June 30, 2009
Current assets	$9,113	$(124)	$8,989
Property and equipment	4,853	—	4,853
Other long term assets	169	—	169
Goodwill	275,899	3,113	279,012
Intangible assets	87,700	—	87,700

Total assets acquired	377,734	2,989	380,723
Current liabilities	14,474	3,282	17,756
Other long term liabilities	5,401	(69)	5,332

Total liabilities assumed	19,875	3,213	23,088

Total purchase price	$357,859	$(224)	$357,635

During the six months ended June 30, 2009, we made certain adjustments to finalize the purchase price allocation of Accuro. These adjustments have been recognized as assets acquired or liabilities assumed in the Accuro Acquisition and included in the allocation of the cost to acquire Accuro and, accordingly, have resulted in a net increase to goodwill of approximately $3,113. The adjustments primarily relate to the following:
•	a $3,463 increase associated with restructuring activities, consisting of estimated severance costs, facility lease termination penalties, system migration and standardization as well as other restructuring costs (as further described below);

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)
•	a $224 decrease related to adjustments to the final deferred purchase consideration; and

•	a $126 decrease associated with adjusting assets acquired and liabilities assumed to fair value.
Accuro Restructuring Plan
In connection with the Accuro Acquisition, our management approved, committed and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our Revenue Cycle Management segment. As a result of the finalization of our purchase price allocation, we adjusted our preliminary purchase price allocation by approximately $3,463 during the six months ended June 30, 2009 comprised of (i) facility lease termination costs of approximately $3,407 in connection with exiting Accuro’s primary office facility in Dallas, TX; (ii) system migration and standardization costs of approximately $354 to bring certain Accuro systems up to our internal technology standards; (iii) estimated severance costs of approximately $108 related to involuntary terminations of acquired employees; and (iv) a reduction of approximately $406 related to other liabilities assumed in connection with the acquisition. Any future increases or decreases to the estimates of executing the restructuring plan will be recorded as an adjustment to operating expense.
The changes in the plan are summarized as follows (unaudited):

	Accrued			Accrued,
	December 31,	Adjustments	Cash	June 30,
	2008	to Costs	Payments	2009
Accuro Restructuring Plan
Severance	$920	$108	$(657)	$371
Other	709	3,355	(390)	3,674

Total Accuro Restructuring Costs	$1,629	$3,463	$(1,047)	$4,045

We expect that the remaining severance and other costs will be paid out prior to December 31, 2009 with the exception of the Dallas lease termination penalty, of which $2,361 will be paid ratably from September 2009 through January 2011 and the remaining $1,046 will be paid in February 2011.
Unaudited Pro Forma Financial Information
The unaudited financial information for the three and six months ended June 30, 2008 presented in the table below summarizes the combined results of operations of MedAssets and Accuro, on a pro forma basis, as if the acquisition had occurred on January 1, 2008. Accuro’s results of operations have been included in our consolidated results of operations subsequent to the acquisition date of June 2, 2008 and are included in our condensed consolidated statement of operations for the three and six months ended June 30, 2009.
The 2008 pro forma results include the following non-recurring expenses included in Accuro’s pre-acquisition financial statements that were directly attributable to the acquisition:
•	$1,317 related to transaction costs Accuro incurred in relation to its potential initial public offering prior to the Accuro Acquisition;

•	$1,462 related to one-time contractual severance payments made to certain employees as part of the purchase agreement;

•	$2,222 related to one-time change of control payments made to certain employees as part of the purchase agreement; and,

•	$2,184 related to the one-time acceleration of unvested Accuro stock options that were repurchased as part of the purchase agreement.
The unaudited pro forma financial information for the three and six months ended June 30, 2008 presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2008:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited, in thousands, except per share data)
Net revenue	$84,209	$73,270	$163,193	$148,533
Net income (loss)	$2,175	$(6,498)	$4,080	$(4,912)
Basic net income (loss) per share	$0.04	$(0.12)	$0.08	$(0.09)
Diluted net income (loss) per share	$0.04	$(0.12)	$0.07	$(0.09)
4. DEFERRED REVENUE
Deferred revenue consists of unrecognized revenue related to advanced customer invoicing or customer payments received prior to revenue being realized and earned. Substantially all of our deferred revenue consists of (i) deferred administrative fees, net, (ii) deferred service fees, (iii) deferred software and implementation fees, and (iv) other deferred fees, including receipts for our annual customer and vendor meeting received prior to the event.
The following table summarizes the deferred revenue categories and balances as of:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Software and implementation fees	$14,079	$13,839
Service fees	16,155	14,206
Administrative fees, net	874	1,313
Other fees	36	1,333

Deferred revenue, total	31,144	30,691
Less: Deferred revenue, current portion	(25,546)	(24,280)

Deferred revenue, non-current portion	$5,598	$6,411

As of June 30, 2009 and December 31, 2008, deferred revenue included in our Condensed Consolidated Balance Sheets that were contingent upon meeting performance targets were $1,989 and $1,174, respectively.
5. NOTES PAYABLE
The balances of our notes payable are summarized as follows as of:

	June 30,	December 31,
	2009	2008
	(Unaudited)
Notes payable — senior	$241,166	$245,176
Other	186	450

Total notes payable	241,352	245,626
Less: current portion	(2,685)	(30,277)

Total long-term notes payable	$238,667	$215,349

Our credit agreement contains certain provisions that require us to pay a portion of our outstanding obligations one quarter subsequent to the end of each fiscal year in the form of an excess cash flow payment on our term loan. The amount is determined based on defined percentages of excess cash flow required in the credit agreement. Our current portion of notes payable does not include an amount with respect to any 2010 excess cash flow payment.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)
We will reclassify a portion of our long-term notes payable to current at such time that any 2010 excess cash flow payment becomes estimable.
Interest paid during the six months ended June 30, 2009 and 2008 was approximately $7,711 and $7,835, respectively. During the six months ended June 30, 2009, we made payments on our notes payable balance which included an annual excess cash flow payment to our lender in accordance with our credit facility amounting to approximately $27,516, scheduled principal payments on our senior term loan of $1,250, and repayments of approximately $268 related to other notes payable. In addition, we had net borrowings on our revolving credit facility of approximately $24,760 during the six months ended June 30, 2009. The applicable weighted average interest rate (inclusive of the applicable bank margin) on our term loan facility, revolving credit facility and swing-line component of our revolving credit facility at June 30, 2009 was 4.35%, 3.61% and 4.75%, respectively. Approximately $24,755 was drawn on our revolving credit facility and approximately $84,245 (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) of availability existed under the facility as of June 30, 2009.
Future maturities of principal of notes payable as of June 30, 2009 are as follows:

Amount
(Unaudited)
2009	$1,249
2010	2,686
2011	27,254
2012	2,499
2013	207,664
Thereafter	—

Total notes payable	$241,352

6. COMMITMENTS AND CONTINGENCIES
Performance Targets
In the ordinary course of contracting with our customers, we may agree to make some or all of our fees contingent upon a customer’s achievement of financial improvement targets from the use of our services and software. These contingent fees are not recognized as revenue until a customer confirms achievement of the performance targets. We generally receive written customer acknowledgement as and when the performance targets are achieved. Prior to customer confirmation that a performance target has been achieved, we record invoiced contingent fees as deferred revenue on our condensed consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. In the event any performance target is not achieved, we may be obligated to refund or reduce a portion of our fees.
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
As of June 30, 2009, we have not recorded a liability or an asset related to the Med-Data earn-out on our condensed consolidated balance sheet. Other than the Med-Data dispute noted above, as of June 30, 2009, we are not presently involved in any other legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)
7. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
During the six months ended June 30, 2009 and 2008, we issued approximately 931,000 and 151,000 shares of common stock, respectively, in connection with employee stock option exercises for aggregate exercise proceeds of $4,476 and $556, respectively.
During the six months ended June 30, 2009, we issued 20,000 shares of restricted common stock to a former member of our senior advisory board in exchange for advisory services previously rendered. The market value of the common stock on the date of issuance was approximately $354, which has been recorded as non-cash share-based expense in our accompanying condensed consolidated statement of operations for the six months ended June 30, 2009. The restricted shares of common stock vested immediately.
During the six months ended June 30, 2009, approximately 2,700 shares of restricted common stock were forfeited due to the resignation of a member of our Board of Directors (the “Board”).
During the six months ended June 30, 2008, we issued approximately 8,850,000 unregistered shares of our common stock in connection with our acquisition of Accuro. We valued this equity issuance at $14.62 per share, which was computed using the five-day average of our closing share price for the period beginning two days before the April 29, 2008 announcement of the Accuro Acquisition and ending two days after the announcement in accordance with EITF 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.
During the six months ended June 30, 2008, we issued approximately 190,000 unregistered shares of our common stock in connection with a cashless exercise of a warrant.
During the six months ended June 30, 2008, we issued approximately 20,000 shares of our common stock to an unrelated charitable foundation. The market value of the common stock on the date of issuance was approximately $348, which has been recorded as non-cash, non-employee share-based expense in our accompanying condensed consolidated statements of operations for the six months ended June 30, 2008.
During the six months ended June 30, 2008, we issued approximately 5,000 shares of restricted common stock to a member of our senior advisory board in exchange for advisory services. The estimated fair value of the restricted common stock at the date of issuance was approximately $80. The restricted shares of common stock vest ratably over three years.
During the six months ended June 30, 2008, we recorded an approximate $554 reduction to non-cash share-based compensation expense to mark shares of common stock collateralizing certain shareholder notes receivable to market value. These shares were subsequently retired and are no longer outstanding.
Share-Based Compensation
As of June 30, 2009, we had outstanding equity awards under our share-based compensation plans in the form of restricted common stock, common stock options, and stock-settled stock appreciation rights (“SSARs”). The share-based compensation cost related to equity awards that has been charged against income was $4,574 and $2,399 for the three months ended June 30, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements related to equity awards was $1,729 and $916 for the three months ended June 30, 2009 and 2008, respectively.
The share-based compensation cost related to equity awards that has been charged against income was $8,960 and $4,139 for the six months ended June 30, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements related to equity awards was $3,386 and $1,579 for the six months ended June 30, 2009 and 2008, respectively.
There were no capitalized share-based compensation costs at June 30, 2009 or 2008.
As of June 30, 2009, we had approximately 1,981,391 shares reserved under our equity incentive plans available for grant. Total share-based compensation expense (inclusive of restricted common stock, common stock options, and SSARs) for the three and six months ended June 30, 2009 and 2008 is reflected in our condensed consolidated statements of operations as noted below:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
Cost of revenue	$769	$457	$1,629	$1,105
Product development	296	134	605	256
Selling and marketing	764	511	1,562	988
General and administrative	2,745	1,297	5,164	1,790

Total share-based compensation expense	$4,574	$2,399	$8,960	$4,139

Management Equity Award Grant
On January 5, 2009, the compensation committee of our Board granted equity awards totaling approximately 3,584,000 underlying shares to certain employees under our Long-Term Performance Incentive Plan. The equity awards are comprised of both restricted common stock and SSARs and are subject to service-based and/or performance-based vesting criteria. The restricted common stock awards have a grant date fair value of $14.74 and the SSARs have a base price of $14.74 which was equal to our closing stock price on the date of grant. The grant date fair market value of the SSARs equity awards was $4.62 as determined using the Black-Scholes valuation model. The following table shows the number of equity awards by type of award granted on January 5, 2009 (unaudited):

Number of
Equity
Award Type	Awards

Restricted common stock — service based vesting	340,000
Restricted common stock — performance based vesting	675,000

Restricted common stock awards	1,015,000

SSARs — service based vesting	1,200,000
SSARs — performance based based vesting	1,369,000

SSARs awards	2,569,000

Total management equity awards granted	3,584,000

The compensation committee resolved that the Company’s Cash Earnings per Share growth, or Cash EPS growth, will be used as the performance criteria for the SSARs and restricted common stock awards subject to performance-based vesting. Cash EPS, a non-GAAP measure, is defined as the Company’s fully-diluted net income per share excluding non-cash acquisition-related intangible amortization, non-cash share-based compensation expense and certain board approved non-recurring items on a tax-adjusted basis. The Company’s management team and Board believe the use of Cash EPS as the measure for vesting terms is appropriate as it can be used to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from the Company’s operations, and by reflecting organic growth and accretive business transactions. However, as Cash EPS is a non-GAAP measure, it may not be the sole or best measure for investors to gauge the Company’s overall financial performance. The audit committee of the Board will be responsible for validating the calculation of Cash EPS growth over the relevant period.
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

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)
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
We have recorded non-cash employee share-based compensation expense related to performance-based SSARs of $374 and $747, respectively, for the three and six months ended June 30, 2009. As of June 30, 2009, there was $5,536 of total unrecognized compensation cost related to the outstanding performance-based SSARs that will be recognized on a straight-line basis over the next 3.5 years.
We have recorded non-cash employee share-based compensation expense related to performance-based restricted common stock of $588 and $1,175, for the three and six months ended June 30, 2009, respectively. As of June 30, 2009, there was $8,706 of total unrecognized compensation cost related to the outstanding performance-based restricted common stock that will be recognized on a straight-line basis over the next 3.5 years.
Service-Based Equity Awards
The remaining equity awards, comprised of approximately 1,200,000 SSARs and approximately 340,000 shares of restricted common stock are solely service-based and vest over a four-year period, of which the restricted common stock awards vest 100% on December 31, 2012 and the SSARs vest 25% annually beginning on December 31, 2009.
Share-based compensation expense for service-based equity awards is recognized on an accelerated basis over the expected vesting term. We have recorded non-cash employee share-based compensation expense related to service-based SSARs of $682 and $1,364 for the three and six months ended June 30, 2009, respectively. As of June 30, 2009, there was $4,100 of total unrecognized compensation cost related to the outstanding service-based SSARs that will be recognized on an accelerated basis over a weighted average period of 1.51 years.
We have recorded non-cash employee share-based compensation expense related to service-based restricted common stock of $616 and $1,233 for the three and six months ended June 30, 2009, respectively. As of June 30, 2009, there was $3,705 of total unrecognized compensation cost related to the outstanding service-based restricted common stock that will be recognized on an accelerated basis over a weighted average period of 1.51 years.
Board Equity Award Grant
On January 15, 2009, the compensation committee granted equity awards totaling approximately 126,500 underlying shares to the members of our Board and senior advisory board under our Long-Term Performance Incentive Plan as compensation for 2009 board service. These grants are part of our standard board compensation plan. The equity awards are comprised of approximately 8,500 shares of restricted common stock and 118,000 SSARs and vest ratably each month through December 31, 2009. The restricted common stock awards have a grant date fair value of $12.98 and the SSARs have a base price of $12.98 which was equal to our closing stock price on the date of grant. The grant date fair market value of the SSARs equity awards was $3.79 as determined using the Black-Scholes valuation model.
We have recorded non-cash share-based compensation expense related to the Board and senior advisory board service-based SSARs of approximately $112 and $223, for the three and six months ended June 30, 2009, respectively, and will recognize an additional $223 over the remainder of 2009. We have recorded non-cash share-based compensation expense related to the Board and senior advisory board service-based restricted common stock of $23 and $50 for the three and six months ended June 30, 2009, respectively, and will

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)
recognize an additional $25 over the remainder of 2009.
In addition, we have recorded non-cash share-based compensation expense related to previously issued restricted common stock to our senior advisory board of approximately $10 and $26 during the three months ended June 30, 2009 and 2008, respectively. We have recorded non-cash share-based compensation expense related to previously issued restricted common stock to our senior advisory board of approximately $26 and $46 during the six months ended June 30, 2009 and 2008, respectively. We will recognize additional non-cash share-based compensation expense of $20, $11 and $2 for the years ended December 31, 2009, 2010, and 2011, respectively, related to restricted common stock issued for advisory services.
Common Stock Option Awards
During the six months ended June 30, 2009 and 2008, we granted service-based stock options for the purchase of approximately 179,000 and 873,000 shares, respectively. The stock options granted during the six months ended June 30, 2009 have a weighted average exercise price of $14.21 and have a service vesting period of five years. The stock options granted during the six months ended June 30, 2008 have a weighted average exercise price of $16.35 and have a service vesting period of five years, with the exception of 41,000 shares vesting ratably over a ten-month period.
The exercise price of all stock options described above was equal to the market price of our common stock on the date of grant (or “common stock grant-date fair value”), and therefore the intrinsic value of each option grant was zero. The common stock grant-date fair value of options granted during the six months ended June 30, 2009 and 2008 represents the market value of our common stock as of the close of market on the date prior to the grant date.
The weighted-average grant-date fair value of each option granted during the six months ended June 30, 2009 and 2008 was $4.63 and $7.13, respectively.
We have recorded non-cash employee share-based compensation expense related to common stock option awards of $1,816 and $2,193 for the three months ended June 30, 2009 and 2008, respectively. We have recorded non-cash employee share-based compensation expense related to common stock option awards of $3,787 and $4,298 for the six months ended June 30, 2009 and 2008, respectively. There was $10,615 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 1.7 years.
A summary of changes in outstanding options during the six months ended June 30, 2009 is as follows (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
Options outstanding as of January 1, 2009	7,995,000	$8.63	7 years	$50,918
Granted	179,000	14.21
Exercised	(931,000)	4.81
Forfeited	(107,000)	12.44

Options outstanding as of June 30, 2009	7,136,000	$9.21	7 years	$73,035

Options exercisable as of June 30, 2009	2,675,000	$7.03	6 years	$33,221

The total fair value of stock options vested during the six months ended June 30, 2009 and 2008 was $2,679 and $1,432, respectively.
The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008, was $10,535 and $1,929, respectively. Our policy for issuing shares upon stock option exercise is to issue new shares of common stock.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)
The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of stock options outstanding as of June 30, 2009 and 2008 (unaudited):

	June 30,	June 30,
	2009	2008

Range of exercise prices	$0.63 - $17.86	$0.63 - $17.86
Number of options outstanding	7,136,000	7,502,000
Weighted average exercise price	$9.21	$7.63
Weighted average remaining contractual life	7.1 years	8.0 years
Equity Award Valuation
Under the provisions of SFAS No. 123(R), Share Based Compensation (or “SFAS No. 123(R)”), we calculate the grant-date estimated fair value of share-based awards using a Black-Scholes valuation model. Determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the expected term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is estimated based on historical experience. We base fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for the six months ended June 30, 2009 and 2008 (unaudited):

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Range of calculated volatility	33.35% - 34.73%	32.16% - 35.31%
Dividend yield	0%	0%
Range of risk free interest rate	1.36% - 1.98%	3.00% - 3.56%
Range of expected term	4.0 - 5.0 years	5.4 - 6.5 years
It is not practicable for us to estimate the expected volatility of our share price given our limited history as a public company. In accordance with SFAS No. 123(R), we have estimated grant-date fair value of our shares using volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities. We identified similar public entities for which share and option price information was available, and considered the historical volatilities of those entities’ share prices in calculating volatility. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding. Based on its limited history, we utilized the “simplified method” as prescribed in Staff Accounting Bulletin No. 107, Share-based Payment, to calculate expected term. For service-based equity awards, compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures. For performance-based equity awards, compensation cost is recognized using a straight-line method over the vesting or performance period and is adjusted each reporting period in which a change in performance achievement is determined and is net of estimated forfeitures.
8. INCOME TAXES
Income tax expense recorded during the six months ended June 30, 2009 and 2008, reflected an effective income tax rate of 38.8% and 38.2%, respectively. During the three months ended June 30, 2009, we recorded estimated research and development tax credits related to our 2007 and 2008 tax years that had an approximate 9.7% favorable impact on our effective tax rate for the six months ended June 30, 2009. In addition, we recorded adjustments to reconcile our 2008 income tax provision to our 2008 income tax return which had an approximate 8.1% unfavorable impact on our effective tax rate for the six months ended June 30, 2009. The June 30, 2009 effective tax rate also included the recording of additional state tax liabilities related to our expansion into certain states with higher statutory rates, partially due to the Accuro Acquisition.
9. INCOME PER SHARE
We calculate earnings per share (or “EPS”) in accordance with the provisions of SFAS No. 128, Earnings Per Share. Basic EPS is

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)
calculated by dividing reported net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting periods. Diluted EPS reflects the potential dilution that could occur if our stock options, stock warrants, SSARs and unvested restricted stock were included in our common shares outstanding during the reporting periods.

	Three Months Ended June 30,
	2009	2008
	(Unaudited)
Numerator for Basic and Diluted Income (Loss) Per Share:
Net income (loss)	$2,175	$(1,576)
Denominator for basic income (loss) per share weighted average shares	54,527,000	47,288,000
Effect of dilutive securities:
Stock options	2,181,000	—
Stock settled stock appreciation rights	12,000
Restricted stock and stock warrants	248,000	—

Denominator for diluted income (loss) per share — adjusted weighted average shares and assumed conversions	56,968,000	47,288,000
Basic income (loss) per share:
Basic net income (loss) per common share	$0.04	$(0.03)

Diluted net income (loss) per share:
Diluted net income (loss) per common share	$0.04	$(0.03)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Numerator for Basic and Diluted Income Per Share:
Net income	$4,080	$1,123
Denominator for basic income per share weighted average shares	54,316,000	45,853,000
Effect of dilutive securities:
Stock options	2,157,000	2,596,000
Stock settled stock appreciation rights	8,000	—
Restricted stock and stock warrants	218,000	36,000

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	56,699,000	48,485,000
Basic income per share:
Basic net income per common share	$0.08	$0.02

Diluted net income per share:
Diluted net income per common share	$0.07	$0.02

The effect of diluted securities has been excluded for the three months ended June 30, 2008 because the effect is anti-dilutive as a result of the net loss during the period. The effect of certain dilutive securities has been excluded for the three and six months ended June 30, 2009 because the effect of the potentially dilutive securities is anti-dilutive as a result of the securities being out of the money. The following table provides a summary of those potentially dilutive securities that have been excluded from the calculation of basic and diluted EPS:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
Stock options	89,000	2,450,000	177,000	—
Stock settled stock appreciation rights	144,000	—	257,000	—
Restricted stock and stock warrants	—	36,000	—	—

Total potentially dilutive securities	233,000	2,486,000	434,000	—
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
SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information (or “SFAS No. 131”), defines reportable segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing financial performance. SFAS No. 131 indicates that financial information about segments should be reported on the same basis as that which is used by the chief operating decision maker in the analysis of performance and allocation of resources.
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

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2009
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$39,344	$—	$39,344
Revenue share obligation(1)	—	(13,966)	—	(13,966)
Other service fees	50,770	8,061	—	58,831

Total net revenue	50,770	33,439	—	84,209
Total operating expenses	46,615	21,742	7,567	75,924

Operating income (loss)	4,155	11,697	(7,567)	8,285
Interest (expense)	—	—	(4,763)	(4,763)
Other income (expense)	(181)	33	115	(33)

Income (loss) before income taxes	$3,974	$11,730	$(12,215)	$3,489
Income tax (benefit)	1,522	4,381	(4,589)	1,314

Net income (loss)	2,452	7,349	(7,626)	2,175

Segment Adjusted EBITDA	$14,495	$14,173	$(5,154)	$23,514

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	As of June 30, 2009
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Financial Position:
Accounts receivable, net	$42,234	$33,917	$(19,879)	$56,272
Other assets	572,502	95,606	42,155	710,263

Total assets	614,736	129,523	22,276	766,535
Accrued revenue share obligation	—	30,607	—	30,607
Deferred revenue	27,878	3,266	—	31,144
Other liabilities	33,029	28,506	238,998	300,533

Total liabilities	$60,907	$62,379	$238,998	$362,284

	Three Months Ended June 30, 2008
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$37,879	$—	$37,879
Revenue share obligation(1)	—	(12,731)	—	(12,731)
Other service fees	31,320	4,767	—	36,087

Total net revenue	31,320	29,915	—	61,235
Total operating expenses	32,750	17,173	5,579	55,502

Operating (loss) income	(1,430)	12,742	(5,579)	5,733
Interest (expense)	(3)	—	(4,997)	(5,000)
Other income (expense)	15	(25)	(3,352)	(3,362)

Income (loss) before income taxes	$(1,418)	$12,717	$(13,928)	$(2,629)
Income tax (benefit)	(734)	5,283	(5,602)	(1,053)

Net income (loss)	(684)	7,434	(8,326)	(1,576)

Segment Adjusted EBITDA	$7,799	$15,313	$(4,075)	$19,037

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2009
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$80,276	$—	$80,276
Revenue share obligation(1)	—	(27,412)	—	(27,412)
Other service fees	97,790	12,539	—	110,329

Total net revenue	97,790	65,403	—	163,193
Total operating expenses	92,138	39,943	14,874	146,955

Operating income (loss)	5,652	25,460	(14,874)	16,238
Interest (expense)	(1)	—	(9,755)	(9,756)
Other income (expense)	(145)	85	241	181

Income (loss) before income taxes	$5,506	$25,545	$(24,388)	$6,663
Income tax (benefit)	2,134	9,904	(9,455)	2,583

Net income (loss)	3,372	15,641	(14,933)	4,080

Segment Adjusted EBITDA	$26,821	$30,425	$(10,403)	$46,843

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	Six Months Ended June 30, 2008
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$77,766	$—	$77,766
Revenue share obligation(1)	—	(25,073)	—	(25,073)
Other service fees	56,426	10,874	—	67,300

Total net revenue	56,426	63,567	—	119,993
Total operating expenses	59,001	37,072	10,458	106,531

Operating (loss) income	(2,575)	26,495	(10,458)	13,462
Interest (expense)	(3)	—	(9,314)	(9,317)
Other income (expense)	29	(33)	(2,325)	(2,329)

Income (loss) before income taxes	$(2,549)	$26,462	$(22,097)	$1,816
Income tax (benefit)	(973)	9,608	(7,942)	693

Net income (loss)	(1,576)	16,854	(14,155)	1,123

Segment Adjusted EBITDA	$12,041	$31,340	$(8,314)	$35,067

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
SFAS No. 131 requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for each of the three and six months ended June 30, 2009 and 2008:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited, in thousands)		(Unaudited, in thousands)
RCM Adjusted EBITDA	$14,495	$7,799	$26,821	$12,041
SM Adjusted EBITDA	14,173	15,313	30,425	31,340

Total reportable Segment Adjusted EBITDA	28,668	23,112	57,246	43,381
Depreciation	(2,465)	(1,943)	(4,903)	(3,675)
Amortization of intangibles	(7,000)	(5,016)	(14,011)	(8,793)
Amortization of intangibles (included in cost of revenue)	(802)	(371)	(1,590)	(762)
Interest expense, net of interest income(1)	3	(3)	12	2
Income tax	(5,903)	(4,549)	(12,038)	(8,635)
Impairment of intangibles(2)	—	(1,916)	—	(1,916)
Share-based compensation expense(3)	(2,685)	(1,462)	(5,499)	(2,965)
Accuro & XactiMed purchase accounting adjustments(4)	(15)	(1,102)	(204)	(1,359)

Total reportable segment net income	9,801	6,750	19,013	15,278
Corporate net (loss)	(7,626)	(8,326)	(14,933)	(14,155)

Consolidated net income (loss)	$2,175	$(1,576)	$4,080	$1,123

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statement of operations.

(2)	Impairment of intangibles during the three and six months ended June 30, 2008 primarily related to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products, primarily because of the acquired Accuro products.

(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(4)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro and XactiMed, Inc. (or “XactiMed”). The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations.
11. DERIVATIVE FINANCIAL INSTRUMENTS
Effective January 1, 2009, we adopted SFAS No. 161 which was issued in March 2008. SFAS No. 161 requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (or “SFAS No. 133”). As of June 30, 2009, we had an interest rate swap, an interest rate collar and a par forward contract as described below. These derivatives were highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our condensed consolidated statements of operations for the three or six months ended June 30, 2009.
Interest rate swap
On May 21, 2009, we entered into a London Inter-bank Offered Rate (or “LIBOR”) interest rate swap with a notional amount of $138,276 beginning June 30, 2010, which effectively converts a portion of our variable rate term loan credit facility to a fixed rate debt. The notional amount subject to the swap has pre-set quarterly step downs corresponding to our anticipated principal reduction schedule. The interest rate swap converts the three-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 1.99% (exclusive of the applicable bank margin charged by our lender). The interest rate swap terminates on March 31, 2012 and qualifies as a highly effective cash flow hedge under SFAS No. 133.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)
As such, the fair value of the derivative will be recorded in our condensed consolidated balance sheet. The interest rate swap matures on March 31, 2012. As of June 30, 2009, the interest rate swap had a market value of $426 ($265 net of tax). The asset is included in other long-term assets in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009. The unrealized gain (loss) is recorded in other comprehensive income, net of tax, in the accompanying condensed consolidated statement of stockholders’ equity. If we assess any portion of our instruments to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.
We determined the fair values of the swap using Level 2 inputs as defined under SFAS No. 157 because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed the swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market 3-month floating LIBOR rate as of June 30, 2009. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value of the swap represents a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.
We considered the credit worthiness of the counterparty of the hedged instrument. Given the current situation in the credit markets and specific challenges related to financial institutions, the Company continues to believe that the size, international presence and US government cash infusion, and track record of the counterparty will allow them to perform under the obligations of the contract and are not a risk of default that would change the highly effective status of the hedged instruments.
Interest rate collar
On June 24, 2008, we entered into an interest rate collar to hedge our interest rate exposure on a notional $155,000 of our outstanding term loan credit facility. The collar sets a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on LIBOR applicable to a $155,000 notional term loan debt. This collar effectively limits our LIBOR interest exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar also does not hedge the applicable margin payable to our lenders on our indebtedness. Settlement payments are made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding. The collar terminates on September 30, 2010 and no consideration was exchanged with the counterparty to enter into the hedging arrangement.
The collar is a highly effective cash flow hedge under SFAS 133, as the payment and interest rate terms of the instrument coincide with that of our term loan and the instrument was designed to perfectly hedge our variable cash flow risk. Accordingly, as of June 30, 2009, we recorded the fair value of the collar on our balance sheet as a liability of approximately $3,129 ($1,946 net of tax) in other long-term liabilities, and the offsetting loss was recorded in accumulated other comprehensive loss, net of tax, in our stockholders’ equity. If we assess any portion of this to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.
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
Par forward contracts
We have a series of par forward contracts to lock in the rate of exchange in U.S. dollar terms at a specific par forward exchange rate of Canadian dollars to one U.S. dollar, with respect to one specific Canadian customer contract. This three-year customer contract extends through April 30, 2010. The hedged instruments are classified as cash flow hedges and are designed to be highly effective at minimizing exchange risk on the contract. We designated this hedge as effective and recorded the fair value of this instrument as an asset of approximately $123 ($76 net of tax) in other long-term assets as of June 30, 2009. The offsetting unrealized gain is recorded as

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)
accumulated other comprehensive income, net of tax, in our stockholders’ equity as of June 30, 2009. If we assess any material portion of this to be ineffective, we will reclassify that ineffective portion to current period earnings or loss accordingly.
We determined the fair values of the par forward contracts using Level 2 inputs as defined under SFAS 157 because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. However, these instruments are not traded in active markets, thus they are not valued using Level 1 inputs. Our valuation technique assessed the par forward contract by comparing each fixed cash flow to a hypothetical cash flow utilizing an observable market spot exchange rate as of June 30, 2009, and then discounting each of those cash flows to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value represents a cumulative total of each par forward contract calculated fair value.
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
Interest rate swap termination
On June 24, 2008, we terminated two floating-to-fixed rate LIBOR-based interest rate swaps, originally entered into in November 2006 and July 2007. The swaps were originally set to fully terminate by July 2010. Such early termination with the counterparty was deemed to be a termination of all future obligations between us and the counterparty. In consideration of the early termination, we paid $3,914 to the counterparty on June 26, 2008 plus $903 of accrued interest during the three months ended June 30, 2008. Prior to the termination, the fair values of the swaps were recorded in other long-term liabilities and accumulated other comprehensive loss on our balance sheet. The termination of the swaps resulted in the payment of such liability and the reclassification of the related accumulated other comprehensive loss to current period expense. The result was a charge to expense for the three and six months ending June 30, 2008 of $3,914. We have no assets or liabilities remaining on our condensed consolidated balance sheet with respect to these interest rate swaps as of June 30, 2008.
A summary of fair values of our derivatives as of June 30, 2009 is as follows:

	Asset Derivatives		Liability Derivatives
	June 30,		June 30,
	2009		2009
Derivatives designated as hedging instruments under	Balance Sheet		Balance Sheet
Statement 133	Location	Fair Value	Location	Fair Value
	(Unaudited)		(Unaudited)
Interest rate contracts		$426	Other long term liabilities	$3,129
Foreign exchange contracts	Other long term assets	123		—

Total derivatives designated as hedging instruments under Statement 133		$549		$3,129

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)
The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Three Month Period Ended June 30, 2009

	Amount of Gain or (Loss)	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in OCI on	Reclassified from	Reclassified from
Derivatives in Statement 133	Derivative (Effective	Accumulated OCI into	Accumulated OCI into
Cash Flow Hedging	Portion)	Income	Income (Effective Portion)
Relationships	2009	(Effective Portion)	2009
(Unaudited)
Interest rate contracts	$337	n/a	$—
Foreign exchange contracts	(99)	n/a	—

Total gain recognized in other comprehensive income	$238		$—

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Six Month Period Ended June 30, 2009

	Amount of Gain or (Loss)	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in OCI on	Reclassified from	Reclassified from
Derivatives in Statement 133	Derivative (Effective	Accumulated OCI into	Accumulated OCI into
Cash Flow Hedging	Portion)	Income	Income (Effective Portion)
Relationships	2009	(Effective Portion)	2009
(Unaudited)
Interest rate contracts	$598	n/a	$—
Foreign exchange contracts	(115)	n/a	—

Total gain recognized in other comprehensive income	$483		$—

12. FAIR VALUE MEASUREMENTS
We measure fair value for financial instruments, such as derivatives and non-financial assets, when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist in accordance with SFAS No. 157, Fair Value Measurements (or “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. We adopted the provisions of SFAS No. 157 for financial instruments effective January 1, 2008 and for non-financial assets effective January 1, 2009.
Refer to Note 11 for information and fair values of our derivative instruments measured on a recurring basis under SFAS No. 157.
In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:
•	Cash and cash equivalents. The carrying value reported in the condensed consolidated balance sheets for these items approximates fair value due to the high credit standing of the financial institutions holding these items and their liquid nature;

•	Accounts receivable, net. The carrying value reported in the condensed consolidated balance sheets is net of allowances for doubtful accounts which includes a degree of counterparty non-performance risk;

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(continued)
(In thousands, except share and per share amounts)
•	Accounts payable and current liabilities. The carrying value reported in the condensed consolidated balance sheets for these items approximates fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company;

•	Finance obligation. The carrying value of our finance obligation reported in the condensed consolidated balance sheets approximates fair value based on current interest rates which contain an element of default risk; and,

•	Notes payable. The carrying value of our long-term notes payable reported in the condensed consolidated balance sheets approximates fair value since they bear interest at variable rates or fixed rates which contain an element of default risk. Refer to Note 5.
13. RELATED PARTY TRANSACTION
In 2009, we entered into an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC (“JJB”), a limited liability company owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the Board reviews such usage of the airplane annually. During the six months ended June 30, 2009 and 2008, we incurred charges of $695 and $205, respectively, related to transactions with Mr. Bardis.
14. SUBSEQUENT EVENTS
We have evaluated subsequent events through the filing of this Form 10-Q on August 10, 2009, and determined there have not been any events that have occurred that would require adjustments to our unaudited Condensed Consolidated Financial Statements.

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
Management’s primary metrics to measure the consolidated financial performance of the business are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP Adjusted EBITDA non-GAAP Adjusted EBITDA Margin and non-GAAP cash diluted earnings per share (“Cash EPS”).

For the three and six months ended June 30, 2009 and 2008, our primary results of operations included the following (unaudited):

	Three Months Ended				Six Months Ended
	June 30,		Change		June 30,		Change
	2009	2008	Amount	%	2009	2008	Amount	%
	(In millions)				(In millions)
Gross fees(1)	$98.2	$73.9	$24.3	32.9%	$190.6	$145.1	$45.5	31.4%
Revenue share obligation(1)	(14.0)	(12.7)	(1.3)	10.2	(27.4)	(25.1)	(2.3)	9.2

Total net revenue	84.2	61.2	23.0	37.6	163.2	120.0	43.2	36.0
Operating income	8.3	5.7	2.6	45.6	16.2	13.5	2.7	20.0
Net income (loss)	$2.2	$(1.6)	$3.8	-237.5%	$4.1	$1.1	$3.0	272.7%
Adjusted EBITDA(1)	$23.5	$19.0	$4.5	23.7%	$46.8	$35.1	$11.7	33.3%
Adjusted EBITDA Margin(1)	27.9%	31.0%			28.7%	29.3%
Cash EPS (1)	$0.17	$0.15	$0.02	13.3%	$0.32	$0.27	$0.05	18.5%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
For the three and six months ended June 30, 2009, increases in non-GAAP gross fees and total net revenue compared to the same periods ending June 30, 2008 were primarily attributable to:
•	the acquisition of Accuro Healthcare Solutions, Inc. (collectively with its subsidiaries, “Accuro”), which was acquired on June 2, 2008 (the “Accuro Acquisition”);

•	organic growth in our Revenue Cycle Management segment exclusive of Accuro due to increased demand for our reimbursement technologies, revenue cycle services and decision support software; and,

•	organic growth in our Spend Management segment due to increased demand for our consulting and data analysis services.
Increases in operating income and Cash EPS for the three and six months ended June 30, 2009 compared to the same periods ending June 30, 2008 were primarily attributable to the net revenue increase discussed above partially offset by the following:
•	increased amortization of acquired intangibles;

•	increased cost of revenue attributable to a higher percentage of net revenue being derived from the Revenue Cycle Management segment as compared to the Spend Management segment; and

•	higher general and administrative costs associated with expanded infrastructure and increased personnel.
For the three and six months ended June 30, 2009, increases in non-GAAP Adjusted EBITDA compared to the same periods ending June 30, 2008 were primarily attributable to the net revenue increase discussed above offset primarily by increased cost of revenue from segment revenue and product mix and increased corporate expenses excluding interest, income taxes, depreciation and amortization, and other non-recurring or non-cash expenses.
The non-GAAP Adjusted EBITDA Margin decreased during the three and six months ended June 30, 2009 primarily because of increased negative margins associated with our annual customer and vendor meeting, revenue and margin shift to our RCM segment and unfavorable timing of recognized contingency-based revenue compared to the prior period in our SM segment.
Recent Developments
Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following item has had a material impact on our results of operations for the three and six month periods discussed below and may have a material impact on our results of operations in future periods:
Long-Term Performance Incentive Plan
On January 5, 2009, the compensation committee of our Board granted equity awards totaling 3.6 million underlying shares to certain employees at a fair value of $14.74 per share, of which approximately 36% of the total grant was allocated to the Company’s named executive officers (or “NEOs”), under the Company’s new Long-Term Performance Incentive Plan. See Note 7 of the Notes to our Condensed Consolidated Financial Statements herein for further information.
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
Revenue Cycle Management
Our Revenue Cycle Management segment provides a comprehensive suite of software and services spanning the hospital revenue cycle workflow — from patient admission, charge capture, case management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and improve regulatory compliance. Our Revenue Cycle Management segment revenue consists of the following components:
•	Subscription and implementation fees. We earn fixed subscription fees on a monthly or annual basis on multi-year contracts for customer access to our software as a service (“SaaS”) based solutions. We also charge our customers upfront fees for implementation services. Implementation fees are earned over the subscription period or estimated customer relationship period, whichever is longer.

•	Transaction fees. For certain revenue cycle management solutions, we earn fees that vary based on the volume of customer transactions or enrolled members.

•	Software-related fees. We earn license, consulting, maintenance and other software-related service fees for our business intelligence, decision support and other software products. We have certain Revenue Cycle Management contracts that are sold in multiple-element arrangements and include software products. We have considered Rule 5-03 of Regulation S-X for these types of multiple-element arrangements that include software products and determined the amount is below the threshold that would require separate disclosure on our statement of operations.

•	Service fees. For certain revenue cycle management solutions, we earn fees based on a percentage of cash remittances collected, fixed-fee arrangements and cost-plus arrangements. The related revenues are earned when services are rendered.
Spend Management
Our Spend Management segment provides a suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization’s portfolio of contracts, our consulting services and business intelligence tools. Our Spend Management segment revenue consists of the following components:
•	Administrative fees and revenue share obligation. We earn administrative fees from manufacturers, distributors and other vendors of products and services with whom we have contracts under which our group purchasing organization customers may purchase products and services. Administrative fees represent a percentage, which we refer to as our administrative fee ratio, typically ranging from 0.25% to 3.00% of the purchases made by our group purchasing organization customers through contracts with our vendors.

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

•	Other service fees. The following items are included as other service fees in our Condensed Consolidated Statements of Operations:
•	Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and implantable physician preference items, or PPI, and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with an average duration of six to nine months, and the related revenues are earned as services are rendered.

•	Subscription fees. We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these Company-hosted SaaS-based solutions.
Operating Expenses
We classify our operating expenses as follows:
•	Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our customers. As the majority of our services are generated

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

•	Product development expenses. Product development expenses primarily consist of the salaries, benefits, and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services.

•	Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

•	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

•	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

•	Amortization of intangibles. Amortization of intangibles includes the amortization of all intangible assets (with the exception of software), primarily resulting from acquisitions.
Results of Operations
Consolidated Tables
The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$50,770	$31,320	$97,790	$56,426
Spend Management
Gross administrative fees(1)	39,344	37,879	80,276	77,766
Revenue share obligation(1)	(13,966)	(12,731)	(27,412)	(25,073)
Other service fees	8,061	4,767	12,539	10,874

Total Spend Management	33,439	29,915	65,403	63,567

Total net revenue	84,209	61,235	163,193	119,993
Operating expenses:
Revenue Cycle Management	46,615	32,750	92,138	59,001
Spend Management	21,742	17,173	39,943	37,072

Total segment operating expenses	68,357	49,923	132,081	96,073
Operating income (loss)
Revenue Cycle Management	4,155	(1,430)	5,652	(2,575)
Spend Management	11,697	12,742	25,460	26,495

Total segment operating income	15,852	11,312	31,112	23,920
Corporate expenses(2)	7,567	5,579	14,874	10,458

Operating income	8,285	5,733	16,238	13,462
Other income (expense):
Interest expense	(4,763)	(5,000)	(9,756)	(9,317)
Other income (expense)	(33)	(3,362)	181	(2,329)

Income (loss) before income taxes	3,489	(2,629)	6,663	1,816
Income tax expense (benefit)	1,314	(1,053)	2,583	693

Net income (loss)	2,175	(1,576)	4,080	1,123
Reportable segment adjusted EBITDA(3):
Revenue Cycle Management	14,495	7,799	26,821	12,041
Spend Management	$14,173	$15,313	$30,425	$31,340
Reportable segment adjusted EBITDA margin(4):
Revenue Cycle Management	28.6%	24.9%	27.4%	21.3%
Spend Management	42.4%	51.2%	46.5%	49.3%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment of the Company.

(3)	Management’s primary metric of segment profit or loss is Segment Adjusted EBITDA. See Note 10 of the Notes to our Condensed Consolidated Financial Statements.

(4)	Reportable segment Adjusted EBITDA margin represents each reportable segment’s Adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended June 30, 2009 and June 30, 2008

	Three Months Ended June 30,
	2009		2008		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$50,770	60.3%	$31,320	51.1%	$19,450	62.1%
Spend Management
Gross administrative fees(1)	39,344	46.7	37,879	61.9	1,465	3.9
Revenue share obligation(1)	(13,966)	(16.6)	(12,731)	(20.8)	(1,235)	9.7
Other service fees	8,061	9.6	4,767	7.8	3,294	69.1

Total Spend Management	33,439	39.7	29,915	48.9	3,524	11.8

Total net revenue	$84,209	100.0%	$61,235	100.0%	$22,974	37.5%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
Total net revenue. Total net revenue for the three months ended June 30, 2009 was $84.2 million, an increase of $23.0 million, or 37.5%, from total net revenue of $61.2 million for the three months ended June 30, 2008. The increase in total net revenue was comprised of a $19.5 million increase in Revenue Cycle Management revenue and an increase of $3.5 million in Spend Management revenue.
Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the three months ended June 30, 2009 was $50.8 million, an increase of $19.5 million, or 62.1%, from net revenue of $31.3 million for the three months ended June 30, 2008. The increase resulted from both acquisition and non-acquisition sources as described below:
•	Acquisition related revenue. The operating results of Accuro were included in our three months ended June 30, 2009 and were only included in the comparable prior period for approximately one month from the date of the Accuro Acquisition on June 2, 2008. $13.3 million of the net revenue increase resulted from revenue attributable to Accuro.

Given the significant impact of the Accuro Acquisition on our Revenue Cycle Management segment, we believe acquisition-affected measures are useful for the comparison of our year over year net revenue growth. Revenue Cycle Management net revenue for the three months ended June 30, 2009 was $50.8 million, an increase of $7.4 million, or 17.1%, from Revenue Cycle Management non-GAAP acquisition-affected net revenue of $43.4 million for the three months ended June 30, 2008. The following table sets forth the reconciliation of Revenue Cycle Management non-GAAP acquisition-affected net revenue to GAAP net revenue:

	Three Months Ended June 30,
	2009	2008	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)
Revenue Cycle Management net revenue	$50,770	$31,320	$19,450	62.1%
Acquisition related RCM adjustments(1)	—	12,035	(12,035)	(100.0)

Total RCM acquisition-affected net revenue(1)	$50,770	$43,355	$7,415	17.1%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
•	Non-acquisition related revenue. The increase in net revenue from non-acquisition related products and services was $6.2 million, or 23.5%. The increase was primarily attributable to a $2.6 million increase in revenue from our revenue cycle services; a $1.9 million increase in revenue from our claims and denial management tools; and a $1.4 million increase in revenue from our decision support software.
Spend Management net revenue. Spend Management net revenue for the three months ended June 30, 2009 was $33.4 million, an increase of $3.5 million, or 11.8%, from net revenue of $29.9 million for the three months ended June 30, 2008. The increase was primarily the result of a $1.4 million increase in administrative fees; and a $3.3 million increase in other service fees, offset by a $1.2 million increase in revenue share obligations, as described below:
•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $1.4 million, or 3.9%, as compared to the prior period, primarily due to higher purchasing volumes by existing customers and the addition of new customers under our group purchasing organization contracts with our manufacturer and distributor vendors. The net increase in non-GAAP gross administrative fee revenue was comprised of a $1.8 million, or 4.9% increase, in non-GAAP gross administrative fee revenue not associated with performance targets. This increase was partially offset by a $0.4 million decrease in contingent revenue which is recognized upon confirmation from certain customers that respective performance targets had been achieved. We may have fluctuations in our non-GAAP gross administrative fee revenue in future quarters as the timing of vendor reporting and customer acknowledgement of achieved performance targets varies and may not result in discernable trends. In addition, a decrease in customer patient volume, supply utilization, the impact of continued hospital budget challenges and the current economic environment may negatively impact non-GAAP gross administrative fee revenue in the future.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $1.2 million, or 9.7%, as compared to the prior period. We analyze the impact that our non-GAAP revenue share obligation has on our results of operations by analyzing the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees (or the “revenue share ratio”). The revenue share ratio for the three months ended June 30, 2009 was 35.5% as compared to 33.6% for the three months ended June 30, 2008. The increase in our revenue share ratio was primarily the result of changes in revenue mix to larger customers during the period. Larger customers who commit to higher levels of purchasing volume through our group purchasing organization contracts typically receive higher non-GAAP revenue share obligation percentages. We may also experience fluctuations in our revenue share ratio because of changes in the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

•	Other service fees. The $3.3 million or 69.1% increase in other service fees primarily related to revenue from our annual customer and vendor meeting of $3.0 million recognized during the quarter as compared to $2.9 million of revenue that was recognized in the three months ended March 31, 2008. The remaining increase was attributable to our supply chain consulting growth, which was due to an increase in the number of consulting engagements from new and existing customers partially offset by a $0.5 million decrease in contingent revenue that was recognized upon confirmation from certain customers that respective performance targets had been achieved.
Total Operating Expenses

	Three Months Ended June 30,
	2009		2008		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$17,613	20.9%	$10,688	17.5%	$6,925	64.8%
Product development expenses	5,250	6.2	3,611	5.9	1,639	45.4
Selling and marketing expenses	15,595	18.5	9,544	15.6	6,051	63.4
General and administrative expenses	27,481	32.6	22,215	36.3	5,266	23.7
Depreciation	2,985	3.5	2,349	3.8	636	27.1
Amortization of intangibles	7,000	8.3	5,016	8.2	1,984	39.6
Impairment of intangibles	—	0.0	2,079	3.4	(2,079)	(100.0)

Total operating expenses	75,924	90.2	55,502	90.6	20,422	36.8

Operating expenses by segment:
Revenue Cycle Management	46,615	55.4	32,750	53.5	13,865	42.3
Spend Management	21,742	25.8	17,173	28.0	4,569	26.6

Total segment operating expenses	68,357	81.2	49,923	81.5	18,434	36.9
Corporate expenses	7,567	9.0	5,579	9.1	1,988	35.6

Total operating expenses	$75,924	90.2%	$55,502	90.6%	$20,422	36.8%
Cost of revenue. Cost of revenue for the three months ended June 30, 2009 was $17.6 million, or 20.9% of total net revenue, an increase of $6.9 million, or 64.8%, from cost of revenue of $10.7 million, or 17.5% of total net revenue, for the three months ended June 30, 2008.

Of the increase, $5.3 million was attributable to cost of revenue associated with the Accuro Acquisition. The remaining increase was primarily attributable to the continuing change in our revenue mix in the Revenue Cycle Management segment which provided 60.3% of our consolidated revenue for the three months ended June 30, 2009 compared to 51.1% of our consolidated revenue for the three months ended June 30, 2008. This change in revenue mix was the primary contributing factor to the $1.1 million increase in cost of revenue for our Revenue Cycle Management segment, exclusive of Accuro, because the nature of this technology-based revenue results in a higher cost of revenue than our Spend Management revenue. The remaining increase in cost of revenue related to the direct costs associated with new and existing Spend Management customer consulting engagements.
Excluding the impact of the Accuro Acquisition, our cost of revenue as a percentage of related net revenue remained relatively consistent, decreasing from 18.7% to 18.4% period over period.
Product development expenses. Product development expenses for the three months ended June 30, 2009 were $5.3 million, or 6.2% of total net revenue, an increase of $1.6 million, or 45.4%, from product development expenses of $3.6 million, or 5.9% of total net revenue, for the three months ended June 30, 2008.
The increase during the three months ended June 30, 2009 included $1.4 million of product development expenses attributable to the Accuro Acquisition as we continue to make investments in product development. Excluding the product development expenses associated with Accuro, product development expenses remained consistent period over period. We may develop a number of new and enhanced Revenue Cycle Management products and services utilizing assets acquired in our previous Revenue Cycle Management acquisitions. Therefore, we expect to maintain or increase product development spending for the rest of 2009.
Excluding the impact of the Accuro Acquisition, our product development expenses as a percentage of related net revenue remained relatively consistent, decreasing from 4.9% to 4.5%.
Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2009 were $15.6 million, or 18.5% of total net revenue, an increase of $6.1 million, or 63.4%, from selling and marketing expenses of $9.5 million, or 15.6% of total net revenue, for the three months ended June 30, 2008. The increase was primarily attributable to $4.4 million of expenses in connection with our annual customer and vendor meeting held during the quarter ended June 30, 2009 that included an increased amount of education and training to the participants as compared the prior period. In 2008, the annual customer and vendor meeting was held and its related revenue and costs were recognized in the first quarter; and a $1.2 million increase in compensation expense to new employees. The remaining increase was attributable to higher general operating infrastructure expenses.
Excluding the impact of the Accuro Acquisition, selling and marketing expenses, as a percentage of related net revenue, increased from 16.0% to 22.9% period over period and was primarily attributable to the timing of our annual customer and vendor meeting.
General and administrative expenses. General and administrative expenses for the three months ended June 30, 2009 were $27.5 million, or 32.6% of total net revenue, an increase of $5.3 million, or 23.7%, from general and administrative expenses of $22.2 million, or 36.3% of total net revenue, for the three months ended June 30, 2008.
The increase during the three months ended June 30, 2009 includes a $1.4 million increase in share-based compensation; a $1.4 million increase in general technology and operating infrastructure expense; $0.8 million in higher bad debt expense to reserve for potential uncollectible accounts; a $0.6 million increase in rent expense; a $0.6 million increase in professional fees; and $0.5 million of higher legal expenses from certain legal actions and claims arising in the ordinary course of business.
Excluding the impact of the Accuro Acquisition, our general and administrative expenses as a percentage of related net revenue increased from 35.7% to 38.1% period over period. This increase is primarily attributable to the reasons described above.
Depreciation. Depreciation expense for the three months ended June 30, 2009 was $3.0 million, or 3.5% of total net revenue, an increase of $0.6 million, or 27.1%, from depreciation of $2.3 million, or 3.8% of total net revenue, for the three months ended June 30, 2008.
This increase was primarily attributable to depreciation resulting from the additions to property and equipment from the Accuro Acquisition.
Amortization of intangibles. Amortization of intangibles for the three months ended June 30, 2009 was $7.0 million, or 8.3% of total net revenue, an increase of $2.0 million, or 39.6%, from amortization of intangibles of $5.0 million, or 8.2% of total net revenue, for the three months ended June 30, 2008. The increase is primarily attributable to the amortization of certain identified intangible assets acquired in the Accuro Acquisition.

Impairment of intangibles. Impairment of intangibles for the three months ended June 30, 2009 was zero compared to $2.1 million for the three months ended June 30, 2008.
Impairment during the three months ended June 30, 2008 related to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products that were deemed to be impaired, primarily because of the acquired Accuro products. The impairment charges were primarily incurred at the Revenue Cycle Management segment.
Segment Operating Expenses
Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the three months ended June 30, 2009 were $46.6 million, an increase of $13.9 million, or 42.3%, from $32.8 million for the three months ended June 30, 2008.
The primary reason for the $13.9 million increase in operating expenses is $10.3 million of expenses that are attributable to the Accuro Acquisition. Excluding the Accuro Acquisition related expenses, Revenue Cycle Management operating expenses increased as a result of a $2.3 million increase in compensation expense for new employees; $0.9 million increase in cost of revenue in connection with implementation costs associated with revenue growth; $0.9 million of higher share-based compensation; a $0.7 million increase in education and training expenses relating to our annual customer and vendor meeting; and $0.6 million of increased legal expenses from certain legal actions and claims. The increase was offset by a $1.8 million nonrecurring impairment charge of intangible assets that occurred during the three months ended June 30, 2008.
As a percentage of Revenue Cycle Management segment net revenue, segment expenses decreased to 91.8% from 104.6% for the three months ended June 30, 2009 and 2008, respectively, for the reasons described above.
Spend Management expenses. Spend Management operating expenses for the three months ended June 30, 2009 were $21.7 million, or 25.8% of total net revenue, an increase of $4.6 million, or 26.6%, from $17.2 million, or 28.0% of total net revenue for the three months ended June 30, 2008.
The increase in Spend Management expenses was primarily attributable to a $3.6 million increase in our annual customer and vendor meeting costs because the annual meeting occurred during the second quarter of 2009 as compared to the first quarter of 2008. Spend Management operating expenses also increased as a result of $0.5 million of compensation expense for new employees in addition to $0.5 million of higher general operating infrastructure expenses.
As a percentage of Spend Management segment net revenue, segment expenses increased to 65.0% from 57.4% for the three months ended June 30, 2009 and 2008, respectively, for the reasons described above.
Corporate expenses. Corporate expenses for the three months ended June 30, 2009 were $7.6 million, an increase of $2.0 million, or 35.6%, from $5.6 million for the three months ended June 30, 2008, or 9.0% and 9.1% of total net revenue, respectively. The increase in corporate expenses was attributable to $1.0 million of higher share-based compensation expense; $0.4 million of higher travel related costs; $0.2 million of charitable contributions; and $0.4 million of other additional operating infrastructure expense.
Non-operating Expenses
Interest expense. Interest expense for the three months ended June 30, 2009 was $4.8 million, a decrease of $0.2 million, or 4.7%, from interest expense of $5.0 million for the three months ended June 30, 2008. As of June 30, 2009, we had total indebtedness of $241.4 million compared to $274.1 million as of June 30, 2008, of which $100.0 million was incurred on June 2, 2008 in connection with the Accuro Acquisition. The decrease in interest expense is attributable to the decrease in our indebtedness and lower interest rates period over period. Our interest expense may vary for the remainder of 2009 as a result of fluctuations in interest rates.
Other income (expense). Other expense for the three months ended June 30, 2009 was $0.1 million, comprised principally of $0.1 million of rental income partially offset by $0.2 million of foreign exchange transaction losses. Other expense for the three months ended June 30, 2008 was $3.4 million. The $3.3 million decrease in other expense is primarily due to a $3.9 million expense to terminate our interest rate swap arrangements during the three months ended June 30, 2008. The decrease was offset by a $0.4 million reduction in interest income earned resulting from a lower cash balance period over period; and the foreign exchange transaction losses mentioned above.

Income tax expense (benefit). Income tax expense for the three months ended June 30, 2009 was $1.3 million, an increase of approximately $2.4 million from an income tax benefit of $1.1 million for the three months ended June 30, 2008. The increase was primarily attributable to being profitable in the three months ended June 30, 2009 as compared to a loss recorded in the prior period. The income tax expense (benefit) recorded during the three months ended June 30, 2009 and 2008 reflected an effective tax rate of 37.7% and 40.1%, respectively.
Comparison of the Six Months Ended June 30, 2009 and June 30, 2008

	Six Months Ended June 30,
	2009		2008		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$97,790	59.9%	$56,426	47.0%	$41,364	73.3%
Spend Management
Gross administrative fees(1)	80,276	49.2	77,766	64.8	2,510	3.2
Revenue share obligation(1)	(27,412)	(16.8)	(25,073)	(20.9)	(2,339)	9.3
Other service fees	12,539	7.7	10,874	9.1	1,665	15.3

Total Spend Management	65,403	40.1	63,567	53.0	1,836	2.9

Total net revenue	$163,193	100.0%	$119,993	100.0%	$43,200	36.0%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
Total Net Revenue
Total net revenue for the six months ended June 30, 2009 was $163.2 million, an increase of $43.2 million, or 36.0%, from total net revenue of $120.0 million for the six months ended June 30, 2008. The increase in total net revenue was comprised of a $41.4 million increase in Revenue Cycle Management revenue and a $1.8 million increase in Spend Management revenue.
Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the six months ended June 30, 2009 was $97.8 million, an increase of $41.4 million, or 73.3%, from net revenue of $56.4 million for the six months ended June 30, 2008. The increase was primarily the result of the following:
•	Acquisition related revenue. The operating results of Accuro were included in our six months ended June 30, 2009 and were only included in the comparable prior period for approximately one month from the date of the Accuro Acquisition on June 2, 2008. $32.0 million of the net revenue increase resulted from revenue attributable to Accuro.

Given the significant impact of the Accuro Acquisition on our Revenue Cycle Management segment, we believe acquisition-affected measures are useful for the comparison of our year over year net revenue growth. Revenue Cycle Management net revenue for the six months ended June 30, 2009 was $97.8 million, an increase of $12.8 million, or 15.1%, from Revenue Cycle Management non-GAAP acquisition-affected net revenue of $85.0 million for the six months ended June 30, 2008. The following table sets forth the reconciliation of Revenue Cycle Management non-GAAP acquisition-affected net revenue to GAAP net revenue:

	Six Months Ended June 30,
	2009	2008	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)
Revenue Cycle Management net revenue	$97,790	$56,426	$41,364	73.3%
Acquisition related RCM adjustments(1)	—	28,540	(28,540)	(100.0)

Total RCM acquisition-affected net revenue(1)	$97,790	$84,966	$12,824	15.1%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
•	Non-acquisition related revenue. The increase in net revenue from non-acquisition related products and services was $9.4 million, or 18.2%. The increase was primarily attributable to stronger demand for our products and services and consisted of a $3.9 million increase from our revenue cycle services, exclusive of Accuro; a $3.1 million increase from our claims and denial management tools; and a $2.3 million increase from our decision support software.
Spend Management net revenue. Spend Management net revenue for the six months ended June 30, 2009 was $65.4 million, an increase of $1.8 million, or 2.9%, from net revenue of $63.6 million for the six months ended June 30, 2008. The increase was the result of an increase in administrative fees of $2.5 million, or 3.2%, and an increase in other service fees of $1.6 million, or 15.3%, offset by an increase in revenue share obligations of $2.3 million, or 9.3%, as described below:
•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $2.5 million, or 3.2%, as compared to the prior period, primarily due to higher purchasing volumes by existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors. The net increase in non-GAAP gross administrative fee revenue was comprised of a $5.0 million, or 6.6% increase, in non-GAAP gross administrative fee revenue not associated with performance targets. This increase was partially offset by a $2.5 million decrease in contingent revenue recognized upon confirmation from certain customers that respective performance targets had been achieved during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. We may have fluctuations in our non-GAAP gross administrative fee revenue in future quarters as the timing of vendor reporting and customer acknowledgement of achieved performance targets vary in their timing and may not result in discernable trends. In addition, a decrease in customer patient volume, supply utilization, the effect of continued hospital budget challenges and the current economic environment may negatively impact non-GAAP gross administrative fees in the future.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $2.3 million, or 9.3%, as compared to the prior period. We analyze the impact that our non-GAAP revenue share obligation has on our results of operations by analyzing the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees (or the “revenue share ratio”). The revenue share ratio for the six months ended June 30, 2009 was 34.1% as compared to 32.2% for the six months ended June 30, 2008. The increase in our revenue share ratio was primarily the result of the timing of contingency-based revenue recognition period over period and of changes in revenue mix to larger customers during the period. Larger customers who commit to higher levels of purchasing volume through our group purchasing organization contracts typically receive higher non-GAAP revenue share obligation percentages. We may also experience fluctuations in our revenue share ratio because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

•	Other service fees. The $1.6 million or 15.3% increase in other service fees primarily related to $1.0 million in higher revenues from our supply chain consulting and $0.3 million from our data analysis subscription services. The growth was mainly due to an increased number of consulting engagements and subscription-based services from new and existing customers.

Total Operating Expenses

	Six Months Ended June 30,
	2009		2008		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$34,358	21.1%	$19,151	16.0%	$15,207	79.4%
Product development expenses	11,268	6.9	6,308	5.3	4,960	78.6
Selling and marketing expenses	26,491	16.2	22,455	18.7	4,036	18.0
General and administrative expenses	54,932	33.7	43,275	36.1	11,657	26.9
Depreciation	5,895	3.6	4,470	3.7	1,425	31.9
Amortization of intangibles	14,011	8.6	8,793	7.3	5,218	59.3
Impairment of intangibles	—	0.0	2,079	1.7	(2,079)	(100.0)

Total operating expenses	146,955	90.0	106,531	88.8	40,424	37.9

Operating expenses by segment:
Revenue Cycle Management	92,138	56.5	59,001	49.2	33,137	56.2
Spend Management	39,943	24.5	37,072	30.9	2,871	7.7

Total segment operating expenses	132,081	80.9	96,073	80.1	36,008	37.5
Corporate expenses	14,874	9.1	10,458	8.7	4,416	42.2

Total operating expenses	$146,955	90.0%	$106,531	88.8%	$40,424	37.9%
Cost of revenue. Cost of revenue for the six months ended June 30, 2009 was $34.4 million, or 21.1% of total net revenue, an increase of $15.2 million, or 79.4%, from cost of revenue of $19.2 million, or 16.0% of total net revenue, for the six months ended June 30, 2008.
Of the increase, $10.6 million was attributable to cost of revenue associated with the Accuro Acquisition. The remaining increase was primarily attributable to the change in our revenue mix with the Revenue Cycle Management segment which provided a higher percentage of consolidated net revenue compared to the prior year increasing from 47.0% to 59.9%. Revenue Cycle Management software as a service revenue results in a higher cost of revenue than the net administrative fee revenue in our Spend Management revenue. The remaining increase in cost of revenue is related to the direct costs associated with new and existing Spend Management customer consulting engagements.
Excluding the impact of the Accuro Acquisition, our cost of revenue as a percentage of related net revenue increased from 16.5% to 18.7% period over period. This increase is primarily attributable to the reasons described above.
Product development expenses. Product development expenses for the six months ended June 30, 2009 were $11.3 million, or 6.9% of total net revenue, an increase of $5.0 million, or 78.6%, from product development expenses of $6.3 million, or 5.3% of total net revenue, for the six months ended June 30, 2008.
The increase during the six months ended June 30, 2009 included $4.4 million of product development expenses attributable to the Accuro Acquisition as we continue to make investments in such product development. Excluding the product development expenses associated with the Accuro, product development expenses increased by $0.6 million, period over period. We continue to develop a number of new Revenue Cycle Management products and services and enhance our existing products. Therefore, we expect to maintain or increase our product development spending for the rest of 2009.
Excluding the impact of the Accuro Acquisition, our product development expenses as a percentage of related net revenue remained unchanged at 4.7%.
Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2009 were $26.5 million, or 16.2% of total net revenue, an increase of $4.0 million, or 18.0%, from selling and marketing expenses of $22.5 million, or 18.7% of total net revenue, for the six months ended June 30, 2008. The increase was primarily attributable to (i) a $1.7 million increase in compensation expense to new employees; (ii) a $0.9 million increase in commission expense (iii) a $0.6 million increase in expenses relating to our annual customer and vendor meeting; and (iv) a $0.8 million increase in other general selling and marketing expense.
Excluding the impact of the Accuro Acquisition, selling and marketing expenses, as a percentage of related net revenue, increased from 19.1% to 20.4% period over period.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2009 were $54.9 million, or 33.7% of total net revenue, an increase of $11.7 million, or 26.9%, from general and administrative expenses of $43.3 million, or 36.1% of total net revenue, for the six months ended June 30, 2008.
The increase during the six months ended June 30, 2009 includes $1.0 million of general and administrative expenses attributable to the Accuro Acquisition. Also contributing to the increase was a $3.4 million increase in share-based compensation; $2.6 million in compensation expense to new employees; $1.6 million of higher legal expenses from certain legal actions and claims arising in the ordinary course of business; a $1.1 million increase in technology-related expense; $0.6 million in higher bad debt expense to reserve for potential uncollectible accounts along with certain bankruptcies that have occurred during the period with respect to customers of our Revenue Cycle Management segment; a $0.5 million increase in rent expense; a $0.5 million increase in transportation expenses; and a $0.4 million increase in professional fees.
Excluding the impact of the Accuro Acquisition, our general and administrative expenses as a percentage of related net revenue increased from 35.8% to 41.0% period over period. This increase is primarily attributable to the reasons described above.
Depreciation. Depreciation expense for the six months ended June 30, 2009 was $5.9 million, or 3.6% of total net revenue, an increase of $1.4 million, or 31.9%, from depreciation of $4.5 million, or 3.7% of total net revenue, for the six months ended June 30, 2008.
This increase was primarily attributable to depreciation resulting from the additions to property and equipment from the Accuro Acquisition.
Amortization of intangibles. Amortization of intangibles for the six months ended June 30, 2009 was $14.0 million, or 8.6% of total net revenue, an increase of $5.2 million, or 59.3%, from amortization of intangibles of $8.8 million, or 7.3% of total net revenue, for the six months ended June 30, 2008. The increase is primarily attributable to the amortization of certain identified intangible assets acquired in the Accuro Acquisition.
Impairment of intangibles. Impairment of intangibles for the six months ended June 30, 2009 and 2008 was zero and $2.1 million, respectively.
Impairment during the six months ended June 30, 2008 relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products that were deemed to be impaired, primarily because of the acquired Accuro products.
Segment Operating Expenses
Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the six months ended June 30, 2009 were $92.1 million, an increase of $33.1 million, or 56.2%, from $59.0 million for the six months ended June 30, 2008.
The primary reason for the $33.1 million increase in operating expenses is $24.3 million of expenses that are attributable to the Accuro Acquisition. Revenue Cycle Management operating expenses also increased as a result of a $3.4 million increase in compensation expense to new employees; a $3.3 million increase in cost of revenue in connection with implementation costs associated with revenue growth; $1.8 million of higher share-based compensation expense; $1.6 million of increased legal expenses primarily for discovery and document production in connection with a lawsuit in which the Company has been retained as an expert witness by the plaintiffs; and $0.7 million of increased bad debt expense to reserve for potentially uncollectible accounts. The increase was largely offset by a $1.8 million nonrecurring impairment charge of intangible assets that occurred during the six months ended June 30, 2008.
As a percentage of Revenue Cycle Management segment net revenue, segment expenses decreased to 94.2% from 104.6% for the six months ended June 30, 2009 and 2008, respectively, for the reasons described above.
Spend Management expenses. Spend Management operating expenses for the six months ended June 30, 2009 were $39.9 million, or 24.5% of total net revenue, an increase of $2.9 million, or 7.7%, from $37.1 million, or 30.9% of total net revenue for the six months ended June 30, 2008.
The increase in Spend Management expenses was primarily attributable to $1.7 million of higher compensation expense to new employees; $0.8 million of higher share-based compensation expense; a $0.8 million increase in cost of revenues associated with new customers and customer renewals; and a $0.5 million increase in education and training expenses relating to our annual customer and vendor meeting. The increase was offset by a $0.6 million decrease in the amortization of intangibles as certain of these assets are amortized under an accelerated method and are nearing the end of their useful life; and a $0.3 million decrease in general operating expense.
As a percentage of Spend Management segment net revenue, segment expenses increased to 61.1% from 58.3% for the six months ended June 30, 2009 and 2008, respectively, for the reasons described above.
Corporate expenses. Corporate expenses for the six months ended June 30, 2009 were $14.9 million, an increase of $4.4 million, or 42.2%, from $10.5 million for the six months ended June 30, 2008, or 9.1% and 8.7% of total net revenue, respectively. The increase in corporate expenses was primarily attributable to $2.3 million of higher share-based compensation expense; $0.7 million of additional operating infrastructure expense; $0.6 million of increased travel costs; $0.5 million of compensation expense associated with new employees; and $0.3 million of charitable contributions.
Non-operating Expenses
Interest expense. Interest expense for the six months ended June 30, 2009 was $9.8 million, an increase of $0.4 million, or 4.7%, from interest expense of $9.3 million for the six months ended June 30, 2008. As of June 30, 2009, we had total indebtedness of $241.4 million compared to $274.1 million as of June 30, 2008, of which $100.0 million was incurred on June 2, 2008 in connection with the Accuro Acquisition. The financing for the Accuro Acquisition is primarily responsible for the increase in our interest expense. Our interest expense may vary for the remainder of 2009 as a result of fluctuations in interest rates.
Other income (expense). Other income for the six months ended June 30, 2009 was $0.2 million, comprised principally of $0.2 million of rental income slightly offset by foreign exchange transaction losses. Other expense for the six months ended June 30, 2008 was $2.3 million. The $2.4 million decrease is primarily due to the $3.9 million expense to terminate our interest rate swap arrangements during the six months ended June 30, 2008 offset by lower interest income earned resulting from a decrease in our cash balance period over period.
Income tax expense. Income tax expense for the six months ended June 30, 2009 was $2.6 million, an increase of approximately $1.9 million from an income tax expense of $0.7 million for the six months ended June 30, 2008, which was primarily attributable to increased income before tax of $4.8 million. The income tax expense recorded during the six months ended June 30, 2009 and 2008 reflected an effective tax rate of 38.8% and 38.2%, respectively.
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
We have not made any material changes in the accounting methodology used to estimate the allowance for doubtful accounts. If actual results are not consistent with our estimates or assumptions, we may experience a higher or lower expense.
Our bad debt expense to total net revenue ratio for the three months ended June 30, 2009 and 2008 was 1.5% and 0.3%, respectively, and decreased from 1.6% for the three months ended March 31, 2009. The increase over prior year was primarily attributable to approximately $0.8 million relating to potential uncollectible accounts in our Revenue Cycle Management segment.
Our bad debt expense to total net revenue ratio for the six months ended June 30, 2009 and 2008 was 1.5% and 0.8%, respectively. The increase was attributable to approximately $1.9 million for potential uncollectible accounts which includes certain bankruptcies that occurred during the period with respect to customers in our Revenue Cycle Management segment. These bankruptcies have involved certain of our customers located primarily in the northeast region of the country.
Given the continuing impact of current adverse economic conditions and customer financial constrains, we may experience additional collectability challenges that affect our ability to collect customer payments in future periods. This could require additional charges to bad debt expense.
A hypothetical 10% increase in bad debt expense would have a nominal impact on our bad debt expense for the three months ended June 30, 2009 and would result in an increase of $0.3 million for the six months ended June 30, 2009.
Liquidity and Capital Resources
Our primary cash requirements involve payment of ordinary expenses, working capital fluctuations, debt service obligations and capital expenditures. Our capital expenditures typically consist of software capitalization and computer hardware purchases. Historically, the acquisition of complementary businesses has resulted in a significant use of cash. Our principal sources of funds have primarily been cash provided by operating activities and borrowings under our credit facilities.
We believe we currently have adequate cash flow from operations, capital resources and liquidity to meet our cash flow requirements including the following near term obligations (i) our working capital needs; (ii) our debt service obligations; (iii) planned capital expenditures for the remainder of the year; (iv) our revenue share obligation and rebate payments; and (v) estimated federal and state income tax payments.
Historically, we have utilized federal net operating loss carryforwards (“NOLs”) for both regular and Alternative Minimum Tax payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. However, given the current amount and limitations of our NOLs, we expect our cash paid for taxes to increase significantly in future years.
We have not historically utilized borrowings available under our credit agreement to fund operations. However, pursuant to a change in our cash management practice, we currently use the swing-line component of our revolver for funding operations while we voluntarily apply our excess cash balances to reduce our swing-line loan on a daily basis. We had $84.2 million available (net of a $1.0 million letter of credit) on our revolving credit facility as of June 30, 2009, which matures on October 23, 2011. Based on our analysis as of June 30, 2009, we are in compliance with all applicable covenant requirements of our credit agreement. We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:
•	changes in working capital due to inconsistent timing of cash receipts and payments for major recurring items such as trade accounts payable payments, revenue share obligations, incentive compensation, changes in deferred revenue, and other various items;

•	acquisitions; and

•	unforeseeable events or transactions
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

Discussion of Cash Flow
As of June 30, 2009 and December 31, 2008, we had cash and cash equivalents totaling zero and $5.4 million, respectively.
Our cash provided by operations is generally driven by cash receipts generated by our customers offset by cash paid for the operating expenses of providing services and products to our customers. If we grow our revenues while maintaining a more modest growth rate in operating expenses, we expect cash provided by operations to grow from period to period.
Cash provided by operating activities for each of the six months ended June 30, 2009 and 2008 was $22.9 million and $24.4 million, respectively, which included the following changes in assets and liabilities: (i) an increase in the accrued revenue share obligation and rebates liability as compared to the prior period that is due to the variability in the amount and timing of payments resulting in a $3.3 million positive cash flow impact; and (ii) a decrease in accounts receivable of $1.8 million associated with improved accounts receivable collections and certain write-offs. Offsetting the above increases in cash provided by operating activities was (i) an increase of $5.5 million in accrued payroll and benefits related to payroll timing and incentive payment accruals. (ii) a decrease of $3.0 million in accounts payable relating to the timing of payments to our vendors; (iii) a decrease of $6.0 million in other accrued expenses which was primarily attributable to the timing of payments; (iv) a decrease of $2.9 million in deferred revenue due to the revenue recognition of previously deferred amounts; and (v) an increase of $1.2 million in other long-term assets which was primarily attributable to the timing of certain sales and marketing payments.
We believe that cash used in or provided by investing activities will continue to be materially impacted by continued growth in investments in property and equipment, future acquisitions and capitalized software. Our property, equipment, and software investments consist primarily of SaaS technology infrastructure to provide capacity for expansion of our customer base, including computers and related equipment and software purchased or implemented by outside parties. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality. Cash used in investing activities decreased from $217.2 million during the six months ended June 30, 2008 to $31.5 million during the six months ended June 30, 2009. The decrease was primarily due to the Accuro Acquisition that took place in June 2008 offset by the deferred purchase consideration payment of $19.8 million (inclusive of $1.5 million of imputed interest) made in June 2009 as part of the Accuro Acquisition and increased capital expenditures period over period that are primarily related to the growth in our Revenue Cycle Management segment.
Cash used in financing activities for the six months ended June 30, 2009 and 2008 was $3.2 million and $69.9 million, respectively. The amount for the six months ended June 30, 2009 primarily represents the draw down from our credit facility of $60.9 million; the excess tax benefit from the exercise of stock options of $3.3 million and the issuance of common stock of $4.5 million. Offsetting the net proceeds received during the period were repayments on our long term debt of $65.2 million. Our credit agreement requires an annual payment of excess cash flow which we expect to pay in the first quarter of 2010.
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
We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of June 30, 2009 for each respective year (in thousands):

Amount
(Unaudited)
2009	$3,748
2010	7,673
2011	6,735
2012	7,856
2013	5,451
Thereafter	28,243

Total future minimum rental payments	$59,706

In June 2009, we entered into a new lease agreement acquiring 100,528 square feet of office space in Plano, Texas. The lease agreement contains two phases of varying amounts of office space to be occupied commencing at different times during the term of the lease. Phase one will commence on September 1, 2009 and will consist of 49,606 square feet. Phase two will commence on or around March 1, 2011 and will consist of 50,922 square feet. The term of the lease is twelve years and four months and expires on December 31, 2021. The lease contains an option to extend the lease term for two additional five year periods after the initial expiration date. The total rental commitment under the lease agreement is approximately $22.0 million and is included in the table above.
As of June 30, 2009, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Use of Non-GAAP Financial Measures
In order to provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management and the board of directors in its financial and operational decision-making, we supplement our consolidated financial statements presented on a GAAP basis in this Quarterly Report on Form 10-Q with the following non-GAAP financial measures: gross fees, gross administrative fees, revenue share obligation, EBITDA, Adjusted EBITDA, Adjusted EBITDA Margin, Revenue Cycle Management acquisition-affected net revenue and cash diluted earnings per share.
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
Gross Fees, Gross Administrative Fees and Revenue Share Obligation. Gross fees include all gross administrative fees we receive pursuant to our vendor contracts and all other fees we receive from customers. Our revenue share obligation represents the portion of the gross administrative fees we are contractually obligated to share with certain of our GPO customers. Total net revenue (a GAAP measure) reflects our gross fees net of our revenue share obligation. These non-GAAP measures assist management and the board of directors and may be helpful to investors in analyzing our growth in the Spend Management segment given that administrative fees constitute a material portion of our revenue and are paid to us by over 1,200 vendors contracted by our GPO, and that our revenue share obligation constitutes a significant outlay to certain of our GPO customers. A reconciliation of these non-GAAP measures to their most directly comparable GAAP measure can be found in the “Overview” and “Results of Operations” section of Item 2.
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
The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net income, a comparable GAAP-based measure. All of the items included in the reconciliation from net income to EBITDA to Adjusted EBITDA are either (i) non-cash items (e.g., depreciation and amortization, impairment of intangibles and share-based compensation expense) or (ii) items that management does not consider in assessing our on-going operating performance (e.g., income taxes, interest expense and expenses related to the cancellation of an interest rate swap). In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other non-recurring items, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Unaudited, in thousands)

Net income (loss)	$2,175	$(1,576)	$4,080	$1,123

Depreciation	2,985	2,349	5,895	4,470
Amortization of intangibles	7,000	5,016	14,011	8,793
Amortization of intangibles (included in cost of revenue)	802	371	1,590	762
Interest expense, net of interest income(1)	4,758	4,545	9,739	7,954
Income tax expense (benefit)	1,314	(1,053)	2,583	693

EBITDA	19,034	9,652	37,898	23,795

Impairment of intangibles(2)	—	2,079	—	2,079
Share-based compensation(3)	4,574	2,399	8,960	4,139
Rental income from capitalizing building lease(4)	(109)	(109)	(219)	(219)
Purchase accounting adjustment(5)	15	1,102	204	1,359
Interest rate swap cancellation(6)	—	3,914	—	3,914

Adjusted EBITDA	$23,514	$19,037	$46,843	$35,067

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Impairment of intangibles during the three and six months ended June 30, 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products, mainly because of the acquired Accuro products.

(3)	Represents non-cash share-based compensation to both employees and directors. The significant increase in 2009 is due to share-based grants made from the Long-Term Performance Incentive Plan previously discussed. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(4)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our consolidated financial statements filed in our annual report on Form 10-K for the year ended December 31, 2008 for further discussion of this rental income.

(5)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro and XactiMed. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations.

(6)	During the three and six months ended June 30, 2008, we recorded an expense associated with the cancellation of our interest rate swap arrangements. In connection with the cancellation, we paid the counterparty $3.9 million in termination fees. We believe such expense is infrequent in nature and is not indicative of continuing operating performance.
Revenue Cycle Management Acquisition-Affected Net Revenue. Revenue Cycle Management acquisition-affected net revenue includes the revenue of Accuro prior to our actual ownership. The Accuro Acquisition was consummated on June 2, 2008. This measure assumes the acquisition of Accuro occurred on January 1, 2008. Revenue Cycle Management acquisition-affected net revenue is used by management and the board of directors to better understand the extent of period-over-period growth of the Revenue Cycle Management segment. Given the significant impact that this acquisition had on the Company during the fiscal year ended December 31, 2008 and the three and six months ended June 30, 2009, we believe such acquisition-affected net revenue may be useful and meaningful to investors in their analysis of such growth. Revenue Cycle Management acquisition-affected net revenue is presented for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been if these transactions had occurred at the beginning of such period. This measure also should not be considered representative of our future results of operations. Reconciliations of Revenue Cycle Management acquisition-affected net revenue to its most directly comparable GAAP measure can be found in the “Results of Operations” section of Item 2.
Cash Diluted Earnings Per Share
The Company defines cash diluted EPS as diluted earnings per share excluding non-cash acquisition-related intangible amortization and non-recurring expense items on a tax-adjusted basis and non-cash tax-adjusted shared-based compensation expense. Cash diluted EPS is not a measure of liquidity under GAAP, or otherwise, and is not an alternative to cash flow from continuing operating activities. Cash diluted EPS growth is used by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s Long-Term Performance Incentive Plan will vest. Use of this measure for this purpose allows management and the board of directors to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and reward organic growth and accretive business transactions. As a significant portion of senior management’s incentive based compensation is based on the achievement of certain cash diluted EPS growth over time, investors may find such information useful; however, as a non-GAAP financial measure, cash diluted EPS is not the sole measure of the Company’s financial performance and may not be the best measure for investors to gauge such performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Per share data	(Unaudited)		(Unaudited)
Diluted EPS attributable to common stockholders	$0.04	$(0.03)	$0.07	$0.02

Non-cash, tax-adjusted acquisition-related intangible amortization	0.08	0.07	0.16	0.12

Non-cash, tax-adjusted share-based compensation (1)	0.05	0.03	0.10	0.05

Tax-adjusted interest rate swap cancellation (2)	—	0.05	—	0.05

Non-cash, tax-adjusted impairment of intangibles (3)	—	0.03	—	0.03

Non-GAAP cash diluted EPS	$0.17	$0.15	$0.32	$0.27

Weighted average shares — diluted	56,968	47,288	56,699	48,485

(1)	Represents the per share impact, on a tax-adjusted basis of non-cash share-based compensation to both employees and directors. The significant increase in 2009 is due to share-based grants made from the Long-Term Performance Incentive Plan previously discussed. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the per share impact, on a tax-adjusted basis of an expense associated with the cancellation of our interest rate swap arrangement during the three and six months ended June 30, 2008. In connection with the cancellation, we paid the counterparty $3.9 million in termination fees. We believe such expense is infrequent in nature and is not indicative of continuing operating performance.

(3)	Represents the per share impact, on a tax-adjusted basis of impairment of intangibles during the three and six months ended June 30, 2008. The impairment primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products deemed impaired as a result of the Accuro Acquisition.

New Pronouncements
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133 (or “SFAS No. 161”). SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. We adopted SFAS 161 on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our condensed consolidated financial statements.
Business Combinations
In April 2009, the FASB issued Staff Position No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies (or “FSP No. 141(R)-1”). FSP No. 141(R)-1 amends and clarifies SFAS 141(R) to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FASB Staff Position is effective for fiscal years beginning on or after December 15, 2008. The FASB Staff Position is effective for us beginning January 1, 2009 and will apply to business combinations completed on or after that date. The adoption of FSP No. 141(R)-1 did not have a material impact on our condensed consolidated financial statements.
Fair Value Measurements
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1 to amend FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, which is effective for the Company June 30, 2009. The FSP requires a publicly traded company to include disclosures about fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, the guidance requires an entity to disclose either in the body or the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The adoption of this guidance did not have a significant impact on our condensed consolidated financial statements.
Subsequent Events
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (or “SFAS No. 165”). SFAS No. 165 establishes general standards regarding the disclosure of, and the accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a significant impact on our condensed consolidated financial statements.
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued SFAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (or “SFAS No. 166”). SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is applicable for annual periods ending after November 15, 2009 and interim periods thereafter. We are currently assessing the impact, if any, that the adoption of SFAS No. 166 would have on our condensed consolidated financial statements.
Consolidation of Variable Interest Entities
In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R) (or “SFAS No. 167”). SFAS No. 167 eliminates FASB Interpretation No. 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS No. 167 is applicable for annual periods after November 15, 2009 and interim periods thereafter. We are currently assessing the impact, if any, that the adoption of SFAS No. 167 would have on our condensed consolidated financial statements.
GAAP Hierarchy
In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (or “SFAS No. 168”). SFAS No. 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 will have a significant impact on our condensed consolidated financial statements.
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
Interest rate risk. We had outstanding borrowings on our term loan and revolving credit facility of $241.4 million as of June 30, 2009. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin.
On May 21, 2009, we entered into a London Inter-bank Offered Rate (or “LIBOR”) interest rate swap with a notional amount of $138.3 million beginning June 30, 2010, which effectively converts a portion of our variable rate term loan credit facility to a fixed rate debt. The notional amount subject to the swap has pre-set quarterly step downs corresponding to our anticipated principal reduction schedule. The interest rate swap converts the three-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 1.99% (exclusive of the applicable bank margin charged by our lender). The interest rate swap terminates on March 31, 2012 and qualifies as a highly effective cash flow hedge under SFAS No. 133. As such, the fair value of the derivative will be recorded on our condensed consolidated balance sheet. The interest rate swap matures on March 31, 2012. As of June 30, 2009, the interest rate swap had a market value of $0.4 million ($0.2 million net of tax). The asset is included on other long-term assets in the accompanying condensed consolidated balance sheet as of June 30, 2009. The unrealized gain (loss) is recorded in other comprehensive income, net of tax, in the condensed consolidated statement of stockholders’ equity.
We entered into an interest rate collar in June 2008 which effectively sets a maximum LIBOR interest rate of 6.00% and a minimum LIBOR interest rate of 2.85% on the interest rate we pay on $155.0 million of our term loan debt outstanding, effectively limiting our base interest rate exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar does not hedge the applicable margin that the counterparty charges (1.50% and 2.75% on our revolving credit facility (base rate loan) and term loan, respectively, as of June 30, 2009). Settlement payments are made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding. The collar terminates on September 30, 2010 and no consideration was exchanged with the counterparty to enter into the hedging arrangement. As of June 30, 2009, we pay an effective interest rate of 2.85% on $155.0 million of notional term loan debt outstanding before applying the applicable margin.
We continue to evaluate the credit worthiness of the counterparty of the hedge instruments when assessing effectiveness. The Company believes that given the size of the hedged instruments and the likelihood that the counterparty would have to perform under the contracts mitigates any potential credit risk and risk of non-performance under the contract. In addition, the Company understands the interest rate hedge counterparty has been acquired by a much larger financial institution. We believe that the creditworthiness of the acquirer mitigates risk and will allow the interest rate hedge counterparty to be able to perform under the terms of the contract.
A hypothetical 100 basis point increase or decrease in LIBOR would have resulted in an approximate $0.2 million and $0.4 change to our interest expense for the three and six months ended June 30, 2009, which represents potential interest rate change exposure on our outstanding unhedged portion of our term loan and revolving credit facility.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting for the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Refer to Note 6 of the notes to our condensed consolidated financial statements for additional information.
Item 1A. Risk Factors
There have been no material changes in the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the six months ended June 30, 2009, we issued approximately 131,000 unregistered shares of our common stock in connection with stock option exercises related to options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.2 million in consideration in connection with these stock option exercises.
These issuances of our common stock were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act, or Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving any public offering.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s 2009 Annual Meeting of Stockholders was held on May 28, 2009. The following matters were voted upon at the meeting and the stockholder votes on each such matter are briefly described below.
The board of directors’ nominees for election as Class II directors to serve a term of three years received the following votes:

	Votes For	Votes Withheld
Rand A. Ballard	48,094,400	459,424
C.A. Lance Piccolo	47,866,572	687,252
Bruce F. Wesson	48,074,206	479,618
There were no votes abstained or broker non-votes with respect to the matter described above. Each of the Class II directors named above was re-elected to serve a three-year term.
The following Class III directors’ term of office will continue until the Company’s 2010 Annual Meeting of Stockholders: John A. Bardis, Harris Hyman IV and Terrence J. Mulligan. The following Class I directors’ term of office will continue until the Company’s 2011 Annual Meeting of Stockholders: Samantha Trotman Burman, John C. Rutherford and Vernon R. Loucks, Jr.
The proposal to ratify the appointment by the board of directors of BDO Seidman, LLP as our independent registered public accounting firm for the fiscal year ended December 31, 2009 received the following votes:

Votes For	Votes Against	Votes Abstained
48,504,258	8,324	41,242
There were no broker non-votes with respect to the matter described above.
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

Signature	Title	Date

/s/ JOHN A. BARDIS Name: John A. Bardis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	August 10, 2009

/s/ L. NEIL HUNN Name: L. Neil Hunn	Chief Financial Officer (Principal Financial Officer)	August 10, 2009

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

*	Filed herewith