Form 10-Q
period 2009-09-30
MEDASSETS INC
filed 2009-11-09
CIK 1254419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of November 5, 2009, the registrant had 56,576,644 shares of $0.01 par value common stock outstanding.

Part I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
MedAssets, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current
Cash and cash equivalents (Note 1)	$4,675	$5,429
Accounts receivable, net of allowances of $1,898 and $2,247 as of September 30, 2009 and December 31, 2008, respectively	55,638	55,048
Deferred tax asset, current	13,780	13,780
Prepaid expenses and other current assets	7,476	5,997

Total current assets	81,569	80,254
Property and equipment, net	53,123	42,417
Other long term assets
Goodwill	511,861	508,748
Intangible assets, net	102,756	124,340
Other	19,586	18,101

Other long term assets	634,203	651,189

Total assets	$768,895	$773,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,954	$6,725
Accrued revenue share obligation and rebates	24,700	29,698
Accrued payroll and benefits	17,851	21,837
Other accrued expenses	7,846	6,981
Deferred revenue, current portion	25,886	24,280
Deferred purchase consideration (Note 3)	—	19,361
Current portion of notes payable	2,499	30,277
Current portion of finance obligation	159	149

Total current liabilities	85,895	139,308
Notes payable, less current portion	228,287	215,349
Finance obligation, less current portion	9,737	9,860
Deferred revenue, less current portion	5,483	6,411
Deferred tax liability	13,834	15,817
Other long term liabilities	5,296	4,176

Total liabilities	348,532	390,921
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 56,488,000 and 53,917,000
shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	565	539
Additional paid in capital	632,631	605,340
Accumulated other comprehensive loss (Note 11)	(1,957)	(2,088)
Accumulated deficit	(210,876)	(220,852)

Total stockholders’ equity	420,363	382,939

Total liabilities and stockholders’ equity	$768,895	$773,860

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Revenue:
Administrative fees, net	$25,631	$25,663	$78,495	$78,355
Other service fees	56,762	50,309	167,091	117,610

Total net revenue	82,393	75,972	245,586	195,965

Operating expenses:
Cost of revenue (inclusive of certain amortization expense)	21,472	17,101	55,830	36,252
Product development expenses	4,156	4,719	15,424	11,027
Selling and marketing expenses	10,038	9,641	36,529	32,096
General and administrative expenses	23,039	22,779	77,971	66,054
Depreciation	3,125	2,581	9,020	7,051
Amortization of intangibles	7,018	7,324	21,029	16,117
Impairment of intangibles (Note 3)	—	—	—	2,079

Total operating expenses	68,848	64,145	215,803	170,676

Operating income	13,545	11,827	29,783	25,289
Other income (expense):
Interest (expense)	(4,259)	(5,803)	(14,015)	(15,120)
Other income (expense)	223	228	404	(2,101)

Income before income taxes	9,509	6,252	16,172	8,068
Income tax expense	3,613	2,566	6,196	3,259

Net income	$5,896	$3,686	$9,976	$4,809

Basic and diluted income per share:
Basic net income	$0.11	$0.07	$0.18	$0.10

Diluted net income	$0.10	$0.07	$0.17	$0.09

Weighted average shares — basic	54,792	53,715	54,589	48,493
Weighted average shares — diluted	57,855	56,136	57,223	51,035
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
Nine Months Ended September 30, 2009

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
	(In thousands)
Balances at December 31, 2008	53,917	$539	$605,340	$(2,088)	$(220,852)	$382,939

Issuance of common stock from stock option exercises	1,509	15	8,318	—	—	8,333
Issuance of common restricted stock	1,062	11	(11)	—	—	—
Stock compensation expense	—	—	12,911	—	—	12,911
Excess tax benefit from stock option exercises	—	—	6,073	—	—	6,073
Other comprehensive income:
Unrealized gain from hedging activities (net of a tax expense of $77)	—	—	—	131	—	131
Net income	—	—	—	—	9,976	9,976

Comprehensive income	—	—	—	131	9,976	10,107

Balances at September 30, 2009	56,488	$565	$632,631	$(1,957)	$(210,876)	$420,363

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Operating activities
Net income	$9,976	$4,809
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	3,823	1,457
Depreciation	10,858	7,359
Amortization of intangibles	21,585	16,806
Loss (gain) on sale of assets	147	(119)
Noncash stock compensation expense	12,911	6,591
Excess tax benefit from exercise of stock options	(6,073)	(1,697)
Amortization of debt issuance costs	1,382	895
Noncash interest expense, net	1,049	906
Impairment of intangibles	—	2,079
Deferred income tax (benefit) expense	(36)	937
Changes in assets and liabilities:
Accounts receivable	(4,536)	(5,356)
Prepaid expenses and other assets	(1,480)	(819)
Other long-term assets	(3,580)	(1,850)
Accounts payable	5,110	785
Accrued revenue share obligations and rebates	(4,998)	(9,327)
Accrued payroll and benefits	(4,090)	1,768
Other accrued expenses	(2,773)	949
Deferred revenue	676	4,932

Cash provided by operating activities	39,951	31,105

Investing activities
Purchases of property, equipment and software	(9,233)	(3,891)
Capitalized software development costs	(12,268)	(8,378)
Acquisitions, net of cash acquired (Note 3)	(18,275)	(209,423)

Cash used in investing activities	(39,776)	(221,692)

Financing activities
Decrease in restricted cash	—	20
Proceeds from notes payable	71,797	142,629
Repayment of notes payable and capital lease obligations	(86,638)	(85,615)
Repayment of finance obligations	(494)	(483)
Debt issuance costs	—	(6,167)
Excess tax benefit from exercise of stock options	6,073	1,697
Interest accrued on note receivable from stockholders	—	(18)
Payment on note receivable from stockholders	—	49
Issuance of common stock, net of offering costs	8,333	1,523

Cash (used in) provided by financing activities	(929)	53,635

Net decrease in cash and cash equivalents	(754)	(136,952)
Cash and cash equivalents, beginning of period	5,429	136,952

Cash and cash equivalents, end of period	$4,675	$—

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
The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2008, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2009.
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
Cash and Cash Equivalents
All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at fair value and are considered to be cash equivalents. During 2008, we voluntarily changed our cash management practice in an effort to reduce our amount of interest expense and indebtedness. Currently, our excess cash on hand is voluntarily used to repay our swing-line credit facility on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. Cash and cash equivalents were $4,675 and $5,429 as of September 30, 2009 and December 31, 2008, respectively. See Note 5 for immediately available cash under our revolving credit facility.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by non-governmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for us beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the basis for conclusions on the change(s) in the Codification. As a result of adopting this standard, we no longer reference specific standards under the pre-codification naming convention and all references to accounting standards are made in plain english as defined by the SEC.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
Revenue Recognition
In October 2009, the FASB issued an accounting standards update for multiple-deliverable revenue arrangements. The update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method of determining stand-alone value affects the timing or amount of revenue recognition. The accounting standards update will be applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact of the adoption of this update on our Condensed Consolidated Financial Statements.
Software
In October 2009, the FASB issued an accounting standards update relating to certain revenue arrangements that include software elements. The update will change the accounting model for revenue arrangements that include both tangible products and software elements. Among other things, tangible products containing software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. In addition, the update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes tangible products and software. The accounting standards update will be applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact of the adoption of this update on our Condensed Consolidated Financial Statements.
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued an amendment to generally accepted accounting principles relating to transfers and servicing. The guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods ending after November 15, 2009 and interim periods thereafter. We are currently assessing the impact, if any, of the adoption of this guidance on our Condensed Consolidated Financial Statements.
Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to generally accepted accounting principles relating to consolidation. The guidance eliminates previous exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the guidance. The guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter. We are currently assessing the impact, if any, of the adoption of this guidance on our Condensed Consolidated Financial Statements.
Subsequent Events
In May 2009, the FASB issued generally accepted accounting principles for subsequent events. The guidance establishes general standards regarding the disclosure of, and the accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The guidance is effective for interim and annual financial periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
Business Combinations
In April 2009, the FASB issued generally accepted accounting principles relating to the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance amends and clarifies generally accepted accounting principles for business combinations to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was effective for fiscal years beginning on or after December 15, 2008. The guidance was effective for us beginning January 1, 2009 and will apply to business combinations completed on or after that date. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.
Fair Value Measurements
In April 2009, the FASB issued an amendment to generally accepted accounting principles relating to the disclosures about fair value of financial instruments and interim financial reporting, which is effective for the Company June 30, 2009. The guidance requires a publicly traded company to include disclosures about fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, the guidance requires an entity to disclose either in the body or the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by general accounting principles for financial instruments. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued generally accepted accounting principles relating to the disclosure about derivative instruments and hedging activities. The guidance seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, the guidance requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. We adopted the guidance on January 1, 2009. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.
3. ACQUISITION AND RESTRUCTURING ACTIVITIES
Accuro Acquisition
On June 2, 2009, we finalized the acquisition purchase price and related purchase price allocation of Accuro Healthcare Solutions, Inc. (collectively with its subsidiaries, “Accuro”), which was acquired on June 2, 2008 (the “Accuro Acquisition”).
In connection with the purchase consideration paid upon the closing of the Accuro Acquisition, which occurred on June 2, 2008, we recorded an initial liability (or the “deferred purchase consideration”) of $18,500 on our balance sheet, representing the present value of $20,000 in deferred purchase consideration payable on the first anniversary date of the closing of the Accuro Acquisition as required by the purchase agreement. During the three and nine months ended September 30, 2009, we recognized approximately zero and $639, respectively, in interest expense to accrete the Accuro deferred purchase consideration to its face value by the first anniversary of the Accuro Acquisition closing date or June 2, 2009.
On June 2, 2009, we reduced the $20,000 deferred purchase consideration by approximately $224 due to certain adjustments allowed for under the purchase agreement and we paid $19,776 (inclusive of $1,501 of imputed interest) in cash to the former shareholders of Accuro to satisfy the deferred purchase consideration obligation. We acquired all the outstanding stock of Accuro for a total purchase price of $357,635 comprised of $228,248 in cash, including $5,355 in acquisition related costs, and approximately 8,850,000 unregistered shares of our common stock valued at $129,387.
During the nine months ended September 30, 2008, we deemed several intangible assets to be impaired in combination with our purchase of Accuro. We incurred certain impairment expenses (primarily related to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software product write-offs) of approximately $2,079. These expenses have been recorded to the impairment line item within our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
Accuro Purchase Price Allocation
The following table details the final purchase price and purchase price allocation for the Accuro Acquisition (unaudited):

	Preliminary
	Purchase		Final
	Price		Purchase
	Allocation		Price
	December		Allocation
	31, 2008	Adjustments	June 2, 2009
Current assets	$9,113	$(124)	$8,989
Property and equipment	4,853	—	4,853
Other long term assets	169	—	169
Goodwill	275,899	3,113	279,012
Intangible assets	87,700	—	87,700

Total assets acquired	377,734	2,989	380,723
Current liabilities	14,474	3,282	17,756
Other long term liabilities	5,401	(69)	5,332

Total liabilities assumed	19,875	3,213	23,088

Total purchase price	$357,859	$(224)	$357,635

Prior to the one year anniversary of the acquisition, we made certain adjustments to finalize the purchase price allocation of Accuro. These adjustments have been recognized as assets acquired or liabilities assumed in the Accuro Acquisition and included in the allocation of the cost to acquire Accuro and, accordingly, have resulted in a net increase to goodwill of approximately $3,113. The adjustments primarily relate to the following:
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
Accuro Restructuring Plan
In connection with the Accuro Acquisition, our management approved, committed and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our Revenue Cycle Management segment. As a result of the finalization of our purchase price allocation, we adjusted our preliminary purchase price allocation by approximately $3,463 comprised of: (i) facility lease termination costs of approximately $3,407 in connection with exiting Accuro’s primary office facility in Dallas, TX; (ii) system migration and standardization costs of approximately $354 to bring certain Accuro systems up to our standards; (iii) estimated severance costs of approximately $108 related to involuntary terminations of acquired employees; and (iv) a reduction of approximately $406 related to other liabilities assumed in connection with the acquisition. Any increases or decreases to the estimates of executing the restructuring plan subsequent to June 2009 will be recorded as an adjustment to operating expense.
There were no such adjustments made during the three months ended September 30, 2009.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
The changes in the plan are summarized as follows (unaudited):

	Accrued			Accrued,
	December 31,	Adjustments	Cash	September 30,
	2008	to Costs	Payments	2009
Accuro Restructuring Plan
Severance	$920	$108	$(752)	$276
Other	709	3,355	(582)	3,482

Total Accuro Restructuring Costs	$1,629	$3,463	$(1,334)	$3,758

We expect that the remaining severance and other costs will be paid out prior to December 31, 2009 with the exception of the Dallas lease termination penalty, of which $2,361 will be paid ratably from September 2009 through January 2011 and the remaining $1,046 will be paid in February 2011.
Unaudited Pro Forma Financial Information
The unaudited financial information for the nine months ended September 30, 2008 presented in the table below summarizes the combined results of operations of MedAssets and Accuro, on a pro forma basis, as if the acquisition had occurred on January 1, 2008. Accuro’s results of operations have been included in our consolidated results of operations subsequent to the acquisition date of June 2, 2008 and are included in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009. As such, there is not a similar comparison in the table below for the three month period ending September 2009 and 2008.
The 2008 pro forma results include the following non-recurring expenses included in Accuro’s pre-acquisition financial statements that were directly attributable to the acquisition:
•	$1,317 related to transaction costs Accuro incurred in relation to its potential initial public offering prior to the Accuro Acquisition;

•	$1,462 related to one-time contractual severance payments made to certain employees as part of the purchase agreement;

•	$2,222 related to one-time change of control payments made to certain employees as part of the purchase agreement; and

•	$2,184 related to the one-time acceleration of unvested Accuro stock options that were repurchased as part of the purchase agreement.
The unaudited pro forma financial information for the nine months ended September 30, 2008 presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2008:

	Nine Months Ended September 30,
	2009	2008
	(Unaudited, in thousands, except per share data)
Net revenue	$245,586	$224,505
Net income (loss)	$9,976	$(1,226)
Basic net income (loss) per share	$0.18	$(0.02)
Diluted net income (loss) per share	$0.17	$(0.02)
4. DEFERRED REVENUE
Deferred revenue consists of unrecognized revenue related to advanced customer invoicing or customer payments received prior to revenue being realized and earned. Substantially all of our deferred revenue consists of: (i) deferred administrative fees; net, (ii) deferred service fees; (iii) deferred software and implementation fees; and (iv) other deferred fees, including receipts for our annual customer and vendor meeting received prior to the event.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
The following table summarizes the deferred revenue categories and balances as of:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Software and implementation fees	$11,831	$13,839
Service fees	17,763	14,206
Administrative fees	1,674	1,313
Other fees	101	1,333

Deferred revenue, total	31,369	30,691
Less: Deferred revenue, current portion	(25,886)	(24,280)

Deferred revenue, non-current portion	$5,483	$6,411

As of September 30, 2009 and December 31, 2008, deferred revenue included in our Condensed Consolidated Balance Sheets that were contingent upon meeting performance targets were $2,654 and $1,174, respectively.
5. NOTES PAYABLE
The balances of our notes payable are summarized as follows as of:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Notes payable — senior	$230,786	$245,176
Other	—	450

Total notes payable	230,786	245,626
Less: current portion	(2,499)	(30,277)

Total long-term notes payable	$228,287	$215,349

On September 11, 2009, we entered into an assignment agreement with Lehman Commercial Paper Inc. (“Lehman”) and Barclays Bank PLC (“Barclays”) whereby Lehman assigned their extended commitments of $15,000 under our revolving credit facility to Barclays. As a result of Lehman’s bankruptcy in September 2008, Lehman had not funded any of its pro rata share of our request to borrow under the revolving credit facility post bankruptcy. Upon the assignment, Barclays funded approximately $2,400 to us representing the pro rata share of unfunded revolver borrowing requests not fulfilled by Lehman. We believe that Barclays has the ability to fund its pro rata share of any future borrowing requests and therefore the commitments outstanding under the revolving credit facility have been increased to the original commitment amount of $125,000. This assignment did not change the existing terms, conditions or covenants under our credit agreement nor did we incur any fees associated with the execution of this assignment agreement.
Our credit agreement contains certain provisions that require us to pay a portion of our outstanding obligations one quarter subsequent to the end of each fiscal year in the form of an excess cash flow payment on the term loan. The amount is determined based on defined percentages of excess cash flow required in the credit agreement. Our current portion of notes payable does not include an amount with respect to any 2010 excess cash flow payment. We will reclassify a portion of our long-term notes payable to a current classification at such time that any 2010 excess cash flow payment becomes estimable.
Interest paid during the nine months ended September 30, 2009 and 2008 was approximately $11,313 and $12,725, respectively. During the nine months ended September 30, 2009, we made payments on our term loan balance which included an annual excess cash flow payment to our lender in accordance with our credit facility amounting to approximately $27,516, scheduled principal payments on our senior term loan of $1,874, and repayments of approximately $450 related to other notes payable. In addition, we had net borrowings on our revolving credit facility of approximately $15,000 during the nine months ended September 30, 2009, which partially funded our excess cash flow payment. The applicable weighted average interest rate (inclusive of the applicable bank margin) on our term loan facility, revolving credit facility and swing-line component of our revolving credit facility at September 30, 2009 was 4.03%, 2.74% and 4.75%, respectively. At September 30, 2009, we had approximately $15,000 drawn on our revolving credit facility, of which zero was drawn on our swing-line component, resulting in approximately

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
$109,000 of availability under our credit facility inclusive of the swing-line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date).
Future maturities of principal of notes payable as of September 30, 2009 are as follows:

Amount
(Unaudited)
2009	$625
2010	2,499
2011	17,499
2012	2,499
2013	207,664
Thereafter	—

Total notes payable	$230,786

6. COMMITMENTS AND CONTINGENCIES
Performance Targets
In the ordinary course of contracting with our customers, we may agree to make some or all of our fees contingent upon a customer’s achievement of financial improvement targets resulting from the use of our services and software. These contingent fees are not recognized as revenue until a customer confirms achievement of the performance targets. We generally receive written customer acknowledgement as and when the performance targets are achieved. Prior to customer confirmation that a performance target has been achieved, we record invoiced contingent fees as deferred revenue on our Condensed Consolidated Balance Sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. In the event the performance targets are not achieved, we may be obligated to refund or reduce a portion of our fees.
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
As of September 30, 2009, we are not presently involved in any other legal proceeding, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.
7. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
During the nine months ended September 30, 2009 and 2008, we issued approximately 1,509,000 and 388,000 shares of common stock, respectively, in connection with employee stock option exercises for aggregate exercise proceeds of $8,333 and $1,545, respectively.
During the nine months ended September 30, 2009, we issued 20,000 shares of restricted common stock to a former member of our senior advisory board in exchange for advisory services previously rendered. The market value of the common stock on the date of issuance was approximately $354, which has been recorded as non-cash share-based expense in our accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009. The restricted shares of common stock vested immediately.
During the nine months ended September 30, 2009, approximately 2,700 shares of restricted common stock were forfeited due to the resignation of a member of our Board of Directors (the “Board”).
During the nine months ended September 30, 2008, we issued approximately 8,850,000 unregistered shares of our common stock in connection with our acquisition of Accuro. We valued this equity issuance at $14.62 per share, which was computed using the five-day average of our closing share price for the period beginning two days before the April 29, 2008 announcement of the Accuro Acquisition and ending two days after the announcement in accordance with general accounting principles for business combinations.

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
During the nine months ended September 30, 2008, we issued approximately 6,000 shares of restricted common stock to a member of our senior advisory board in exchange for advisory services. The estimated fair value of the restricted common stock at the date of issuance was approximately $95. The restricted shares of common stock vest ratably over three years.
During the nine months ended September 30, 2008, we recorded an approximate $556 reduction to non-cash share-based compensation expense to mark shares of common stock collateralizing certain shareholder notes receivable to market value. These shares were subsequently retired and are no longer outstanding.
Share-Based Compensation
As of September 30, 2009, we had outstanding equity awards under our share-based compensation plans in the form of restricted common stock, common stock options, and stock-settled stock appreciation rights (“SSARs”). The share-based compensation cost related to equity awards that has been charged against income was $3,951 and $2,452 for the three months ended September 30, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements related to equity awards was $1,495 and $945 for the three months ended September 30, 2009 and 2008, respectively.
The share-based compensation cost related to equity awards that has been charged against income was $12,911 and $6,591 for the nine months ended September 30, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements related to equity awards was $4,884 and $2,541 for the nine months ended September 30, 2009 and 2008, respectively.
There were no capitalized share-based compensation costs at September 30, 2009 or September 30, 2008.
As of September 30, 2009, we had approximately 1,759,000 shares reserved under our equity incentive plans available for grant. Total share-based compensation expense (inclusive of restricted common stock, common stock options, and SSARs) for the three and nine months ended September 30, 2009 and 2008 is reflected in our Condensed Consolidated Statements of Operations as noted below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Cost of revenue	$778	$498	$2,407	$1,603
Product development	90	231	695	488
Selling and marketing	680	499	2,242	1,487
General and administrative	2,403	1,224	7,567	3,013

Total share-based compensation expense	$3,951	$2,452	$12,911	$6,591

Management Equity Award Grant
On January 5, 2009, the compensation, governance and nominating committee of our Board granted equity awards totaling approximately 3,584,000 underlying shares to certain employees under our Long-Term Performance Incentive Plan. The equity awards are comprised of both restricted common stock and SSARs and are subject to service-based and/or performance-based vesting criteria. The restricted common stock awards have a grant date fair value of $14.74 and the SSARs have a base price of $14.74 which was equal to our closing stock price on the date of grant. The grant date fair market value of the SSARs equity awards was $4.62 as determined using the Black-Scholes valuation model.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
On August 26, 2009, the compensation, governance and nominating committee of our Board granted equity awards totaling approximately 97,000 underlying shares under our Long-Term Performance Incentive Plan. The equity awards are comprised of both restricted common stock and SSARs and are subject to service-based and/or performance-based vesting criteria. The restricted common stock awards have a grant date fair value of $23.11 and the SSARs have a base price of $23.11 which was equal to our closing stock price on the date of grant. The grant date fair market value of the SSARs equity awards was $7.17 as determined using the Black-Scholes valuation model.
The following table shows the number of equity awards by type of award granted on January 5, 2009 and August 26, 2009 (unaudited):

	Number of Equity Awards
	January 5,	August 26,
Award Type	2009	2009	Total

Restricted common stock — service based vesting	340,000	7,000	347,000
Restricted common stock — performance based vesting	675,000	14,000	689,000

Restricted common stock awards	1,015,000	21,000	1,036,000

SSARs — service based vesting	1,200,000	50,000	1,250,000
SSARs — performance based based vesting	1,369,000	26,000	1,395,000

SSARs awards	2,569,000	76,000	2,645,000

Total management equity awards granted	3,584,000	97,000	3,681,000

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
Performance-Based Equity Awards
Approximately 1,395,000 SSARs are subject to performance-based vesting and vest upon the achievement of a 25% compounded annual growth rate of Cash EPS for the three-year period ending December 31, 2011. None of the performance-based SSARs will vest unless the Company achieves the aforementioned 25% Cash EPS growth rate.
Approximately 689,000 shares of restricted common stock are subject to performance-based vesting criteria and will vest as follows:
•	50% vesting based on achievement of a 15% compounded annual growth rate of Cash EPS for the three-year period ending December 31, 2011;

•	Pro rata vesting of between 50% and 100% based on achievement of a compounded annual growth rate of Cash EPS between 15% and 25% for the three-year period ending December 31, 2011; and

•	100% vesting based on achievement of a 25% compounded annual growth rate of Cash EPS for the three-year period ending December 31, 2011.
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

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
We have recorded non-cash employee share-based compensation expense related to performance-based SSARs of $382 and $1,130, respectively, for the three and nine months ended September 30, 2009. As of September 30, 2009, there was $5,318 of total unrecognized compensation cost related to the outstanding performance-based SSARs that will be recognized on a straight-line basis over the next 3.25 years.
We have recorded non-cash employee share-based compensation expense related to performance-based restricted common stock of $603 and $1,778, for the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, there was $8,391 of total unrecognized compensation cost related to the outstanding performance-based restricted common stock that will be recognized on a straight-line basis over the next 3.25 years.
Service-Based Equity Awards
The remaining equity awards, comprised of approximately 1,250,000 SSARs and approximately 347,000 shares of restricted common stock are solely service-based and vest over a four-year period, of which the restricted common stock awards vest 100% on December 31, 2012 and the SSARs vest 25% annually beginning on December 31, 2009.
Share-based compensation expense for service-based equity awards is recognized on an accelerated basis over the expected vesting term. We have recorded non-cash employee share-based compensation expense related to service-based SSARs of $670 and $2,034 for the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, there was $3,637 of total unrecognized compensation cost related to the outstanding service-based SSARs that will be recognized on an accelerated basis over a weighted average period of 1.50 years.
We have recorded non-cash employee share-based compensation expense related to service-based restricted common stock of $630 and $1,863 for the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, there was $3,202 of total unrecognized compensation cost related to the outstanding service-based restricted common stock that will be recognized on an accelerated basis over a weighted average period of 1.49 years.
During the nine months ended September 30, 2009, approximately 24,000 shares of service-based SSARs were forfeited.
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
We have recorded non-cash share-based compensation expense related to the Board and senior advisory board service-based SSARs of approximately $112 and $335, for the three and nine months ended September 30, 2009, respectively, and will recognize an additional $112 over the remainder of 2009. We have recorded non-cash share-based compensation expense related to the Board and senior advisory board service-based restricted common stock of $13 and $63 for the three and nine months ended September 30, 2009, respectively, and will recognize an additional $13 over the remainder of 2009.
In addition, we have recorded non-cash share-based compensation expense related to previously issued restricted common stock to our senior advisory board of approximately $10 and $35 during the three months ended September 30, 2009 and 2008, respectively. We have recorded non-cash share-based compensation expense related to previously issued restricted common stock to our senior advisory board of approximately $36 and $82 during the nine months ended September 30, 2009 and 2008, respectively. We will recognize additional non-cash share-based compensation expense of $10, $11 and $2 for the years ended December 31, 2009, 2010, and 2011, respectively, related to restricted common stock issued for advisory services.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
Common Stock Option Awards
During the nine months ended September 30, 2009 and 2008, we granted service-based stock options for the purchase of approximately 402,000 and 1,639,000 shares, respectively. The stock options granted during the nine months ended September 30, 2009 have a weighted average exercise price of $19.15 and have a service vesting period of five years. The stock options granted during the nine months ended September 30, 2008 have a weighted average exercise price of $16.45 and have a service vesting period of five years, with the exception of 41,000 shares vesting ratably over a ten-month period.
The exercise price of all stock options described above was equal to the market price of our common stock on the date of grant (or “common stock grant-date fair value”), and therefore the intrinsic value of each option grant was zero. The common stock grant-date fair value of options granted during the nine months ended September 30, 2009 and 2008 represents the market value of our common stock as of the close of market on the date prior to the grant date.
The weighted-average grant-date fair value of each option granted during the nine months ended September 30, 2009 and 2008 was $6.32 and $6.87, respectively.
We have recorded non-cash employee share-based compensation expense related to common stock option awards of $1,533 and $2,419 for the three months ended September 30, 2009 and 2008, respectively. We have recorded non-cash employee share-based compensation expense related to common stock option awards of $5,320 and $6,717 for the nine months ended September 30, 2009 and 2008, respectively. There was $10,295 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 1.67 years.
A summary of changes in outstanding options during the nine months ended September 30, 2009 is as follows (unaudited):

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term	Intrinsic Value
Options outstanding as of January 1, 2009	7,995,000	$8.63	7 years	$50,918
Granted	402,000	19.15
Exercised	(1,509,000)	5.52
Forfeited	(181,000)	13.41

Options outstanding as of September 30, 2009	6,707,000	$9.84	7 years	$85,529

Options exercisable as of September 30, 2009	2,513,000	$7.86	7 years	$36,975

The total fair value of stock options vested during the nine months ended September 30, 2009 and 2008 was $4,755 and $3,772, respectively.
The total intrinsic value of stock options exercised during the nine months ended September 30, 2009 and 2008, was $19,071 and $4,911, respectively. Our policy for issuing shares upon stock option exercise is to issue new shares of common stock.
The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of stock options outstanding as of September 30, 2009 and 2008 (unaudited):

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	September 30,	September 30,
	2009	2008
Range of exercise prices	$0.63 - $23.11	$0.63 - $17.86
Number of options outstanding	6,707,000	7,997,000
Weighted average exercise price	$9.84	$8.58
Weighted average remaining contractual life	6.9 years	7.9 years
Equity Award Valuation
Under generally accepted accounting principles for stock compensation, we calculate the grant-date estimated fair value of share-based awards using a Black-Scholes valuation model. Determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the expected term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. The guidance requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is estimated based on historical experience. We base fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.
The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for the nine months ended September 30, 2009 and 2008 (unaudited):

	Nine Months Ended September 30,
	2009	2008
Range of calculated volatility	31.21% - 34.73%	32.1% - 36.0%
Dividend yield	0%	0%
Range of risk free interest rate	1.36% - 2.46%	3.00% - 3.56%
Range of expected term	4.0 - 5.0 years	5.4 - 6.5 years
It is not practicable for us to estimate the expected volatility of our share price given our limited history as a publicly traded company. Once we have sufficient history as a public company, we will estimate the expected volatility of our share price, which may impact our future share-based compensation. In accordance with generally accepted accounting principles for stock compensation, we have estimated grant-date fair value of our shares using volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities. We identified similar public entities for which share and option price information was available, and considered the historical volatilities of those entities’ share prices in calculating volatility. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding. Based on its limited history, we utilized the “simplified method” as prescribed in Staff Accounting Bulletin No. 107, Share-based Payment, to calculate expected term. For service-based equity awards, compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures. For performance-based equity awards, compensation cost is recognized using a straight-line method over the vesting or performance period and is adjusted each reporting period in which a change in performance achievement is determined and is net of estimated forfeitures.
8. INCOME TAXES
Income tax expense recorded during the nine months ended September 30, 2009 and 2008, reflected an effective income tax rate of 38.3% and 40.4%, respectively. During the three months ended September 30, 2009, we recorded estimated research and development tax credits related to our 2008 tax year resulting in a favorable impact on our effective tax rate for the nine months ended September 30, 2009. This favorable impact was partially offset by adjustments to reconcile our 2008 income tax provision to our 2008 income tax return.
9. INCOME PER SHARE
We calculate earnings per share (or “EPS”) in accordance with generally accepted accounting principles for earnings per share. Basic EPS is calculated by dividing reported net income available to common shareholders by the weighted-average number of common shares

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
outstanding for the reporting. Diluted EPS reflects the potential dilution that could occur if our stock options, stock warrants, SSARs and unvested restricted stock were included in our common shares outstanding during the reporting periods.

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
Numerator for Basic and Diluted Income Per Share:
Net income	$5,896	$3,686
Denominator for basic income per share weighted average shares	54,792,000	53,715,000
Effect of dilutive securities:
Stock options	2,384,000	2,386,000
Stock settled stock appreciation rights	287,000	—
Restricted stock and stock warrants	392,000	35,000

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	57,855,000	56,136,000
Basic income per share:
Basic net income per common share	$0.11	$0.07

Diluted net income per share:
Diluted net income per common share	$0.10	$0.07

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Numerator for Basic and Diluted Income Per Share:
Net income	$9,976	$4,809
Denominator for basic income per share weighted average shares	54,589,000	48,493,000
Effect of dilutive securities:
Stock options	2,275,000	2,507,000
Stock settled stock appreciation rights	21,000	—
Restricted stock and stock warrants	338,000	35,000

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	57,223,000	51,035,000
Basic income per share:
Basic net income per common share	$0.18	$0.10

Diluted net income per share:
Diluted net income per common share	$0.17	$0.09

The effect of certain dilutive securities has been excluded for the three and nine months ended September 30, 2009 and 2008 because the impact is anti-dilutive as a result of certain securities strike price being greater than the average market price during the periods presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the calculation of basic and diluted EPS:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Stock options	69,000	366,000	133,000	396,000
Stock settled stock appreciation rights	20,000	—	39,000	—
Restricted stock and stock warrants	1,000	—	4,000	—

Total potentially dilutive securities	90,000	366,000	176,000	396,000
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
Generally accepted accounting principles for segment reporting define reportable segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing financial performance. The guidance indicates that financial information about segments should be reported on the same basis as that which is used by the chief operating decision maker in the analysis of performance and allocation of resources.
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

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2009
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$39,222	$—	$39,222
Revenue share obligation(1)	—	(13,591)	—	(13,591)
Other service fees	51,635	5,127	—	56,762

Total net revenue	51,635	30,758	—	82,393
Total operating expenses	44,067	17,500	7,281	68,848

Operating income (loss)	7,568	13,258	(7,281)	13,545
Interest expense	—	—	(4,259)	(4,259)
Other income	21	57	145	223

Income (loss) before income taxes	$7,589	$13,315	$(11,395)	$9,509
Income tax expense (benefit)	2,883	4,986	(4,256)	3,613

Net income (loss)	4,706	8,329	(7,139)	5,896

Segment Adjusted EBITDA	$17,964	$15,710	$(5,126)	$28,548

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information.

	As of September 30, 2009
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Financial Position:
Accounts receivable, net	$44,678	$31,651	$(20,691)	$55,638
Other assets	570,916	91,967	50,374	713,257

Total assets	615,594	123,618	29,683	768,895
Accrued revenue share obligation	—	24,700	—	24,700
Deferred revenue	26,856	4,513	—	31,369
Other liabilities	36,043	28,841	227,579	292,463

Total liabilities	$62,899	$58,054	$227,579	$348,532

	Three Months Ended September 30, 2008
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$39,867	$—	$39,867
Revenue share obligation(1)	—	(14,204)	—	(14,204)
Other service fees	45,791	4,518	—	50,309

Total net revenue	45,791	30,181	—	75,972
Total operating expenses	41,702	17,217	5,226	64,145

Operating income (loss)	4,089	12,964	(5,226)	11,827
Interest expense	—	—	(5,803)	(5,803)
Other income (expense)	12	(26)	242	228

Income (loss) before income taxes	$4,101	$12,938	$(10,787)	$6,252
Income tax expense (benefit)	1,577	5,642	(4,653)	2,566

Net income (loss)	2,524	7,296	(6,134)	3,686

Segment Adjusted EBITDA	$14,003	$15,207	$(4,009)	$25,201

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2009
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$119,498	$—	$119,498
Revenue share obligation(1)	—	(41,003)	—	(41,003)
Other service fees	149,425	17,666	—	167,091

Total net revenue	149,425	96,161	—	245,586
Total operating expenses	136,205	57,443	22,155	215,803

Operating income (loss)	13,220	38,718	(22,155)	29,783
Interest expense	(1)	—	(14,014)	(14,015)
Other (expense) income	(125)	141	388	404

Income (loss) before income taxes	$13,094	$38,859	$(35,781)	$16,172
Income tax expense (benefit)	5,017	14,890	(13,711)	6,196

Net income (loss)	8,077	23,969	(22,070)	9,976

Segment Adjusted EBITDA	$44,785	$46,135	$(15,529)	$75,391

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information.

	Nine Months Ended September 30, 2008
	RCM	SM	Corporate	Total
	(Unaudited, in thousands)
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$117,634	$—	$117,634
Revenue share obligation(1)	—	(39,279)	—	(39,279)
Other service fees	102,218	15,392	—	117,610

Total net revenue	102,218	93,747	—	195,965
Total operating expenses	100,704	54,289	15,683	170,676

Operating income (loss)	1,514	39,458	(15,683)	25,289
Interest expense	(3)	(1)	(15,116)	(15,120)
Other income (expense)	41	(59)	(2,083)	(2,101)

Income (loss) before income taxes	$1,552	$39,398	$(32,882)	$8,068
Income tax expense (benefit)	604	15,251	(12,596)	3,259

Net income (loss)	948	24,147	(20,286)	4,809

Segment Adjusted EBITDA	$26,043	$46,547	$(12,323)	$60,267

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional information.
Generally accepted accounting principles for segment reporting require that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for each of the three and nine months ended September 30, 2009 and 2008:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited, in thousands)		(Unaudited, in thousands)
RCM Adjusted EBITDA	$17,964	$14,003	$44,785	$26,043
SM Adjusted EBITDA	15,710	15,207	46,135	46,547

Total reportable Segment Adjusted EBITDA	33,674	29,210	90,920	72,590
Depreciation	(2,552)	(2,165)	(7,455)	(5,841)
Amortization of intangibles	(7,018)	(7,324)	(21,029)	(16,117)
Amortization of intangibles (included in cost of revenue)	(801)	(233)	(2,391)	(995)
Interest expense, net of interest income(1)	2	13	12	15
Income tax	(7,869)	(7,219)	(19,907)	(15,855)
Impairment of intangibles(2)	—	—	—	(1,916)
Share-based compensation expense(3)	(2,402)	(1,755)	(7,901)	(4,720)
Accuro & XactiMed purchase accounting adjustments(4)	1	(707)	(203)	(2,066)

Total reportable segment net income	13,035	9,820	32,046	25,095
Corporate net (loss)	(7,139)	(6,134)	(22,070)	(20,286)

Consolidated net income	$5,896	$3,686	$9,976	$4,809

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statements of Operations.

(2)	Impairment of intangibles during the nine months ended September 30, 2008 primarily related to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products, mainly resulting from the acquired Accuro technology.

(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(4)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro and XactiMed, Inc. (or “XactiMed”). The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to each acquisition and is not indicative of changes in underlying results of operations.
11. DERIVATIVE FINANCIAL INSTRUMENTS
Effective January 1, 2009, we adopted generally accepted accounting principles for derivatives and hedging which requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under generally accepted accounting principles. As of September 30, 2009, we had an interest rate swap, an interest rate collar and a par forward contract as described below. These derivatives were highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our Condensed Consolidated Statements of Operations for the three or nine months ended September 30, 2009.
Interest rate swap
On May 21, 2009, we entered into a London Inter-bank Offered Rate (or “LIBOR”) interest rate swap with a notional amount of $138,276 beginning June 30, 2010, which effectively converts a portion of our variable rate term loan credit facility to a fixed rate debt. The notional amount subject to the swap has pre-set quarterly step downs corresponding to our anticipated principal reduction schedule. The interest rate swap converts the three-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 1.99% (exclusive of the applicable bank margin charged by our lender). The interest rate swap terminates on March 31, 2012 and qualifies as a highly effective cash flow hedge under generally accepted accounting principles for derivatives and hedging.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
As such, the fair value of the derivative will be recorded in our Condensed Consolidated Balance Sheet. Accordingly, as of September 30, 2009, we recorded the fair value of the swap on our balance sheet as a liability of approximately $340 ($211 net of tax) in other long-term liabilities, and the offsetting loss was recorded in accumulated other comprehensive loss, net of tax, in our stockholders’ equity. If we assess any portion of this to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.
We determined the fair values of the swap using Level 2 inputs as defined under generally accepted accounting principles for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed the swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market 3-month floating LIBOR rate as of September 30, 2009. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value of the swap represents a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.
We considered the credit worthiness of the counterparty of the hedged instrument. Given the recent events in the credit markets and specific challenges related to financial institutions, the Company continues to believe that the size, international presence and US government cash infusion, and track record of the counterparty will allow them to perform under the obligations of the contract and are not a risk of default that would change the highly effective status of the hedged instruments.
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
The collar is a highly effective cash flow hedge under generally accepted accounting principles for derivatives and hedging, as the payment and interest rate terms of the instrument coincide with that of our term loan and the instrument was designed to perfectly hedge our variable cash flow risk. Accordingly, as of September 30, 2009, we recorded the fair value of the collar on our balance sheet as a liability of approximately $2,815 ($1,750 net of tax) in other long-term liabilities, and the offsetting loss was recorded in accumulated other comprehensive loss, net of tax, in our stockholders’ equity. If we assess any portion of this to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.
We determined the fair values of the collar using Level 2 inputs as defined under generally accepted accounting principles for fair value measurements and disclosures because our valuation technique included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assesses the present value of future expected cash flows using a market observable discount factor that is based on a 3-month LIBOR yield curve adjusted for interest rate volatility. The assumptions utilized to assess volatility are also observable in the market.
We considered the credit worthiness of the counterparty of our hedged instrument. The Company believes that given the size of the hedged instrument and the likelihood that the counterparty would have to perform under the contract (i.e. LIBOR goes above 6.00%) mitigates any potential credit risk and risk of non-performance under the contract.
Par forward contracts
We have a series of par forward contracts to lock in the rate of exchange in U.S. dollar terms at a specific par forward exchange rate of Canadian dollars to one U.S. dollar, with respect to one specific Canadian customer contract. This three-year customer contract extends through April 30, 2010. The hedged instruments are classified as cash flow hedges and are designed to be highly effective at minimizing exchange risk on the contract. We designated this hedge as effective and recorded the fair value of this instrument as an asset of approximately $7 ($4 net of

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
tax) in other long-term assets as of September 30, 2009. The offsetting unrealized gain is recorded as accumulated other comprehensive income, net of tax, in our stockholders’ equity as of September 30, 2009. If we assess any material portion of this to be ineffective, we will reclassify that ineffective portion to current period earnings or loss accordingly.
We determined the fair values of the par forward contracts using Level 2 inputs as defined under generally accepted accounting principles for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. However, these instruments are not traded in active markets, thus they are not valued using Level 1 inputs. Our valuation technique assessed the par forward contract by comparing each fixed cash flow to a hypothetical cash flow utilizing an observable market spot exchange rate as of September 30, 2009, and then discounting each of those cash flows to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value represents a cumulative total of each par forward contract calculated fair value.
We considered the credit worthiness of the counterparty of the hedged instrument. Given the recent events in the credit markets and specific challenges related to financial institutions, the Company continues to believe that the size, international presence and US government cash infusion, and track record of the counterparty will allow them to perform under the obligations of the contract and are not a risk of default that would change the highly effective status of the hedged instruments.
Interest rate swap termination
On June 24, 2008, we terminated two floating-to-fixed rate LIBOR-based interest rate swaps, originally entered into in November 2006 and July 2007. The swaps were originally set to fully terminate by July 2010. Such early termination with the counterparty was deemed to be a termination of all future obligations between us and the counterparty. The termination of the swaps resulted in the payment of such liability and the reclassification of the related accumulated other comprehensive loss to current period expense. The result was a charge to expense for the nine months ended September 30, 2008 of $3,914.
A summary of fair values of our derivatives as of September 30, 2009 is as follows:

	Asset Derivatives		Liability Derivatives
	September 30,		September 30,
	2009		2009
Derivatives designated as hedging instruments under	Balance Sheet		Balance Sheet
generally accepted accounting principles	Location	Fair Value	Location	Fair Value
	(Unaudited)		(Unaudited)
Interest rate contracts		$—	Other long term liabilities	$3,155
Foreign exchange contracts	Other long term assets	7		—

Total derivatives designated as hedging instruments		$7		$3,155

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Three Month Period Ended September 30, 2009

	Amount of Gain or (Loss)	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in OCI on	Reclassified from	Reclassified from
Derivatives in	Derivative (Effective	Accumulated OCI into	Accumulated OCI into
Cash Flow Hedging	Portion)	Income	Income (Effective Portion)
Relationships	2009	(Effective Portion)	2009
	(Unaudited)

Interest rate contracts	$(281)	n/a	$—
Foreign exchange contracts	(72)	n/a	—

Total gain recognized in other comprehensive income	$(353)		$—

The Effect of Derivative Instruments on the Condensed Consolidated Statement of Operations
for the Nine Month Period Ended September 30, 2009

	Amount of Gain or (Loss)	Location of Gain or (Loss)	Amount of Gain or (Loss)
	Recognized in OCI on	Reclassified from	Reclassified from
Derivatives in	Derivative (Effective	Accumulated OCI into	Accumulated OCI into
Cash Flow Hedging	Portion)	Income	Income (Effective Portion)
Relationships	2009	(Effective Portion)	2009
	(Unaudited)

Interest rate contracts	$317	n/a	$—
Foreign exchange contracts	(186)	n/a	—

Total gain recognized in other comprehensive income	$131		$—

12. FAIR VALUE MEASUREMENTS
We measure fair value for financial instruments, such as derivatives and non-financial assets, when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist in accordance with generally accepted accounting principles for fair value measurements and disclosures. This defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. We adopted the provisions of generally accepted accounting principles for fair value measurements and disclosures for financial instruments effective January 1, 2008 and for non-financial assets effective January 1, 2009.
Refer to Note 11 for information and fair values of our derivative instruments measured on a recurring basis under generally accepted accounting principles for fair value measurements and disclosures.
In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:
•	Cash and cash equivalents: The carrying value reported in the Condensed Consolidated Balance Sheets for these items approximates fair value due to the high credit standing of the financial institutions holding these items and their liquid nature;

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
•	Accounts receivable, net: The carrying value reported in the Condensed Consolidated Balance Sheets is net of allowances for doubtful accounts which includes a degree of counterparty non-performance risk;

•	Accounts payable and current liabilities: The carrying value reported in the Condensed Consolidated Balance Sheets for these items approximates fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company;

•	Finance obligation: The carrying value of our finance obligation reported in the Condensed Consolidated Balance Sheets approximates fair value based on current interest rates; and,

•	Notes payable: The carrying value of our long-term notes payable reported in the Condensed Consolidated Balance Sheets approximates fair value since they bear interest at variable rates or fixed rates which contain an element of default risk. Refer to Note 5.
13. RELATED PARTY TRANSACTION
We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC (“JJB”), a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the Board reviews such usage of the airplane annually. During the nine months ended September 30, 2009 and 2008, we incurred charges of $1,184 and $442, respectively, related to transactions with Mr. Bardis.
14. SUBSEQUENT EVENTS
We have evaluated subsequent events through November 6, 2009 for the filing of this Form 10-Q, and determined there has not been any event that has occurred that would require an adjustment to our unaudited Condensed Consolidated Financial Statements.

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
Management’s primary metrics to measure the consolidated financial performance of the business are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP Adjusted EBITDA, non-GAAP Adjusted EBITDA margin and non-GAAP Cash EPS.
For the three and nine months ended September 30, 2009 and 2008, our primary results of operations included the following (unaudited):

	Three Months Ended				Nine Months Ended
	September 30,		Change		September 30,		Change
	2009	2008	Amount	%	2009	2008	Amount	%
	(In millions, except per share amounts)				(In millions, except per share amounts)
Gross fees(1)	$96.0	$90.2	$5.8	6.4%	$286.6	$235.2	$51.4	21.9%
Revenue share obligation(1)	(13.6)	(14.2)	0.6	(4.2)	(41.0)	(39.2)	(1.8)	4.6

Total net revenue	82.4	76.0	6.4	8.4	245.6	196.0	49.6	25.3
Operating income	13.5	11.8	1.7	14.4	29.8	25.3	4.5	17.8
Net income (loss)	$5.9	$3.7	$2.2	59.5%	$10.0	$4.8	$5.2	108.3%
Adjusted EBITDA(1)	$28.5	$25.2	$3.3	13.1%	$75.4	$60.3	$15.1	25.0%
Adjusted EBITDA margin(1)	34.6%	33.2%			30.7%	30.8%
Cash EPS(1)	$0.22	$0.18	$0.04	22.2%	$0.54	$0.44	$0.10	22.7%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
For the three and nine months ended September 30, 2009, increases in non-GAAP gross fees and total net revenue compared to the same periods ended September 30, 2008 were primarily attributable to:
•	organic growth in our Revenue Cycle Management segment due to increased revenue for our reimbursement technologies, revenue cycle services and decision support software; and
•	organic growth in our Spend Management segment due to increased demand for our technology solutions consulting services.

In addition to the factors above, for the nine months ended September 30, 2009, increases in non-GAAP gross fees and total net revenue compared to the same periods ended September 30, 2008 were primarily attributable to the acquisition of Accuro.
Increases in operating income and Cash EPS for the three and nine months ended September 30, 2009 compared to the same periods ending September 30, 2008 were primarily attributable to the net revenue increase discussed above partially offset by the following:
•	in the case of operating income, increased share-based compensation expense from the effect of our recent Long Term Performance Incentive Plan;
•	increased cost of revenue attributable to a higher percentage of net revenue being derived from more service-based engagements within our Revenue Cycle Management segment; and
•	higher operating expenses, exclusive of those mentioned above, relating to such items as legal expense, new employee compensation expense and bad debt expense.
For the three and nine months ended September 30, 2009, increases in non-GAAP Adjusted EBITDA compared to the same periods ended September 30, 2008 were primarily attributable to the net revenue increase discussed above, as well as lower expense growth due to certain management cost control initiatives and lower performance-based compensation expense during the quarter. In addition, we had a reduction in certain discretionary expenses within our operating infrastructure as well as a higher percentage of our product development being capitalized during the quarter. This was offset primarily by increased cost of revenue from segment revenue and product mix including a shift to more service-based revenue and increased corporate expenses excluding interest, income taxes, depreciation and amortization, and other non-recurring or non-cash expenses.
The non-GAAP Adjusted EBITDA margin increased during the three months ended September 30, 2009 primarily because of lower performance-based compensation expense previously described partially offset by the revenue and margin shift to our RCM segment and the unfavorable timing of recognized contingency-based revenue recognition compared to the prior period in our Spend Management segment. The non-GAAP Adjusted EBITDA margin during the nine months ended September 30, 2009 remained consistent with the prior period.
Recent Developments
Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following item has had a material impact on our results of operations for the three and nine month periods ended September 30, 2009 discussed below and may have a material impact on our results of operations in future periods:
Long-Term Performance Incentive Plan
On January 5, 2009, the compensation committee of our Board granted equity awards totaling 3.6 million underlying shares to certain employees at a fair value of $14.74 per share, of which approximately 36% of the total grant was allocated to the Company’s named executive officers (or “NEOs”), under the Company’s new Long-Term Performance Incentive Plan. Our stock-based compensation expense will increase significantly in current and future periods as compared to prior periods as a result of the issuance of equity awards under the Long-Term Performance Incentive Plan. See Note 7 of the Notes to our Condensed Consolidated Financial Statements herein for further information.
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
Revenue Cycle Management
Our Revenue Cycle Management segment provides a comprehensive suite of SaaS-based software services spanning the hospital revenue cycle workflow — from patient admission, charge capture, case management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and improve regulatory compliance. Our Revenue Cycle Management segment revenue is listed under the caption “Other service fees” on our Condensed Consolidated Statements of Operations and consists of the following components:

•	Subscription and implementation fees. We earn fixed subscription fees on a monthly or annual basis on multi-year contracts for customer access to our software as a service (“SaaS”) based solutions. We also charge our customers upfront fees for implementation services. Implementation fees are earned over the subscription period or estimated customer relationship period, whichever is longer.
•	Transaction fees. For certain revenue cycle management solutions, we earn fees that vary based on the volume of customer transactions or enrolled members.
•	Software-related fees. We earn license, consulting, maintenance and other software-related service fees for our business intelligence, decision support and other software products. We have certain Revenue Cycle Management contracts that are sold in multiple-element arrangements and include software products. We have considered Rule 5-03 of Regulation S-X for these types of multiple-element arrangements that include software products and determined the amount is below the threshold that would require separate disclosure on our statement of operations.
•	Service fees. For certain revenue cycle management solutions, we earn fees based on a percentage of cash remittances collected, fixed-fee and cost-plus consulting arrangements. The related revenues are earned as services are rendered.
Spend Management
Our Spend Management segment provides a suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization’s portfolio of contracts, our consulting services and analytical tool sets. Our Spend Management segment revenue consists of the following components:
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
Additionally, in many cases, we are contractually obligated to pay a portion of the administrative fees to our hospital and health system customers. Typically this amount, which we refer to as our revenue share obligation, is calculated as a percentage of administrative fees earned on a particular customer’s purchases from our vendors. Our total net revenue on our Condensed Consolidated Statements of Operations is shown net of the revenue share obligation.
•	Other service fees. The following items are included as other service fees in our Condensed Consolidated Statements of Operations:
•	Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and implantable physician preference items, or PPI, and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with an average duration of six to nine months, and the related revenues are earned as services are rendered.
•	Subscription fees. We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these Company-hosted SaaS-based solutions.

Operating Expenses
We classify our operating expenses as follows:
•	Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our customers. As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue consists of costs of third-party products and services and client reimbursed out-of-pocket costs. Cost of revenue does not include allocated amounts for rent, depreciation or amortization, but does include the amortization for the cost of software to be sold, leased, or otherwise marketed. As a result of the Accuro Acquisition and related integration, there may be some reclassifications primarily between cost of revenue and general and administrative expense classifications resulting from the implementation of our accounting policies that could affect period over period comparability. In addition, any changes in revenue mix between our Revenue Cycle Management and Spend Management segments, specifically related to service-type arrangements, may cause significant fluctuations in our cost of revenue and have a favorable or unfavorable impact on operating income.
•	Product development expenses. Product development expenses primarily consist of the salaries, benefits, and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services. Product development expenses are net of capitalized software development costs.
•	Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.
•	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.
•	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.
•	Amortization of intangibles. Amortization of intangibles includes the amortization of all intangible assets (with the exception of software), primarily resulting from acquisitions.
Results of Operations
Consolidated Tables
The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$51,635	$45,791	$149,425	$102,218
Spend Management
Gross administrative fees(1)	39,222	39,867	119,498	117,634
Revenue share obligation(1)	(13,591)	(14,204)	(41,003)	(39,279)
Other service fees	5,127	4,518	17,666	15,392

Total Spend Management	30,758	30,181	96,161	93,747

Total net revenue	82,393	75,972	245,586	195,965
Operating expenses:
Revenue Cycle Management	44,067	41,702	136,205	100,704
Spend Management	17,500	17,217	57,443	54,289

Total segment operating expenses	61,567	58,919	193,648	154,993
Operating income
Revenue Cycle Management	7,568	4,089	13,220	1,514
Spend Management	13,258	12,964	38,718	39,458

Total segment operating income	20,826	17,053	51,938	40,972
Corporate expenses(2)	7,281	5,226	22,155	15,683

Operating income	13,545	11,827	29,783	25,289
Other income (expense):
Interest expense	(4,259)	(5,803)	(14,015)	(15,120)
Other income (expense)	223	228	404	(2,101)

Income before income taxes	9,509	6,252	16,172	8,068
Income tax expense	3,613	2,566	6,196	3,259

Net income	$5,896	$3,686	$9,976	$4,809
Reportable segment adjusted EBITDA(3):
Revenue Cycle Management	17,964	14,003	44,785	26,043
Spend Management	$15,710	$15,207	$46,135	$46,547
Reportable segment adjusted EBITDA margin(4):
Revenue Cycle Management	34.8%	30.6%	30.0%	25.5%
Spend Management	51.1%	50.4%	48.0%	49.7%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment of the Company.

(3)	Management’s primary metric of segment profit or loss to assess segment performance is Segment Adjusted EBITDA. See Note 10 of the Notes to our Condensed Consolidated Financial Statements.

(4)	Reportable segment Adjusted EBITDA margin represents each reportable segment’s Adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended September 30, 2009 and September 30, 2008

	Three Months Ended September 30,
	2009		2008		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$51,635	62.7%	$45,791	60.3%	$5,844	12.8%
Spend Management
Gross administrative fees(1)	39,222	47.6	39,867	52.5	(645)	(1.6)
Revenue share obligation(1)	(13,591)	(16.5)	(14,204)	(18.7)	613	(4.3)
Other service fees	5,127	6.2	4,518	5.9	609	13.5

Total Spend Management	30,758	37.3	30,181	39.7	577	1.9

Total net revenue	$82,393	100.0%	$75,972	100.0%	$6,421	8.5%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     Total net revenue. Total net revenue for the three months ended September 30, 2009 was $82.4 million, an increase of $6.4 million, or 8.5%, from total net revenue of $76.0 million for the three months ended September 30, 2008. The increase in total net revenue was comprised of a $5.8 million increase in Revenue Cycle Management revenue and an increase of $0.6 million in Spend Management revenue.
     Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the three months ended September 30, 2009 was $51.6 million, an increase of $5.8 million, or 12.8%, from net revenue of $45.8 million for the three months ended September 30, 2008. The increase was primarily attributable to a $2.3 million increase in revenue from our claims and denial management tools; a $1.5 million increase in revenue from our revenue cycle services; and a $1.4 million increase in revenue from our decision support software.
     Spend Management net revenue. Spend Management net revenue for the three months ended September 30, 2009 was $30.8 million, an increase of $0.6 million, or 1.9%, from net revenue of $30.2 million for the three months ended September 30, 2008. The increase was primarily the result of a $0.6 million increase in other service fees and a $0.6 million decrease in revenue share obligation offset by a $0.6 million decrease in Non-GAAP gross administrative fees, as described below:

•	Gross administrative fees. Non-GAAP gross administrative fee revenue decreased by $0.6 million, or 1.6%, as compared to the prior period, due to the following: (i) lower purchasing volumes by existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors primarily resulting from lower hospital patient volumes in the first half of the year. This amounted to a decrease of approximately $0.1 million in non-GAAP gross administrative fees not associated with performance targets for the three months ended September 30, 2009; and (ii) the relative timing of period over period non-GAAP gross administrative fee deferrals due to performance-based customer contracts, which amounted to a decrease in contingent revenue of approximately $0.5 million for the three months ended September 30, 2009. We may have fluctuations in our non-GAAP gross administrative fee revenue in future quarters as the timing of vendor reporting and customer acknowledgement of achieved performance targets varies and may not result in discernable trends. In addition, a decrease in customer patient volume and supply utilization, the impact of continued hospital budget challenges and the current economic environment may continue to negatively impact non-GAAP gross administrative fee revenue in the future.

•	Revenue share obligation. Non-GAAP revenue share obligation decreased $0.6 million, or 4.3%, as compared to the prior period. The decrease in our revenue share ratio was primarily the result of changes in customer revenue mix during the period and a decrease in non-GAAP gross administrative fees. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees (or the “revenue share ratio”). The revenue share ratio for the three months ended September 30, 2009 was 34.7% as compared to 35.6% for the three months ended September 30, 2008. We may also experience fluctuations in our revenue share ratio because of changes in the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.
•	Other service fees. The $0.6 million or 13.5% increase in other service fees was primarily attributable to our supply chain consulting growth due to an increase in the number of consulting engagements from new and existing customers.

Total Operating Expenses

	Three Months Ended September 30,
	2009		2008		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$21,472	26.1%	$17,101	22.5%	$4,371	25.6%
Product development expenses	4,156	5.0	4,719	6.2	(563)	(11.9)
Selling and marketing expenses	10,038	12.2	9,641	12.7	397	4.1
General and administrative expenses	23,039	28.0	22,779	30.0	260	1.1
Depreciation	3,125	3.8	2,581	3.4	544	21.1
Amortization of intangibles	7,018	8.5	7,324	9.6	(306)	(4.2)

Total operating expenses	68,848	83.6	64,145	84.4	4,703	7.3
Operating expenses by segment:
Revenue Cycle Management	44,067	53.5	41,702	54.9	2,365	5.7
Spend Management	17,500	21.2	17,217	22.7	283	1.6

Total segment operating expenses	61,567	74.7	58,919	77.6	2,648	4.5
Corporate expenses	7,281	8.8	5,226	6.9	2,055	39.3

Total operating expenses	$68,848	83.6%	$64,145	84.4%	$4,703	7.3%
     Cost of revenue. Cost of revenue for the three months ended September 30, 2009 was $21.5 million, or 26.1% of total net revenue, an increase of $4.4 million, or 25.6%, from cost of revenue of $17.1 million, or 22.5% of total net revenue, for the three months ended September 30, 2008.
The increase was primarily attributable to: (i) the continuing change in our revenue mix toward the Revenue Cycle Management segment, which provided a higher percentage of consolidated net revenue compared to the prior year increasing from 60.3% to 62.7%; and (ii) an increase in service-related engagements in both our Revenue Cycle Management and Spend Management segments, which provides for a higher cost of revenue given these activities are more labor intensive. Revenue Cycle Management SaaS-based revenue results in a higher cost of revenue than the net administrative fee revenue in our Spend Management revenue. We may experience higher cost of revenue if (i) the revenue mix continues to shift towards Revenue Cycle Management segment products and services and specifically if the revenue mix within the Revenue Cycle Management segment shifts towards more service-related engagements; and (ii) we experience continued growth for our consulting services within the Spend Management segment.
     Product development expenses. Product development expenses for the three months ended September 30, 2009 were $4.2 million, or 5.0% of total net revenue, a decrease of $0.6 million, or 11.9%, from product development expenses of $4.7 million, or 6.2% of total net revenue, for the three months ended September 30, 2008.
The decrease during the three months ended September 30, 2009 was primarily attributable to software development costs that were capitalized in connection with new product development and enhancements to existing products during the period. We have continued our focus on development designed to integrate and standardize our products. We will also continue to develop a number of new Revenue Cycle Management products and services and enhance our existing products in both segments and expect to maintain or increase our product development spending for the rest of 2009.
     Selling and marketing expenses. Selling and marketing expenses for the three months ended September 30, 2009 were $10.0 million, or 12.2% of total net revenue, an increase of $0.4 million, or 4.1%, from selling and marketing expenses of $9.6 million, or 12.7% of total net revenue, for the three months ended September 30, 2008. The increase was primarily attributable to a $0.5 million increase in compensation expense to new employees and a $0.2 million of share-based compensation expense offset by a $0.3 million decrease in general operating infrastructure expenses.
     General and administrative expenses. General and administrative expenses for the three months ended September 30, 2009 were $23.0 million, or 28.0% of total net revenue, an increase of $0.3 million, or 1.1%, from general and administrative expenses of $22.8 million, or 30.0% of total net revenue, for the three months ended September 30, 2008.
The increase during the three months ended September 30, 2009 is primarily attributable to a $1.2 million increase in share-based compensation; $0.8 million in higher bad debt expense to reserve for potential uncollectible accounts; and $0.4 million of higher legal expenses from certain legal actions and claims arising in the ordinary course of business offset primarily by a $2.3 million decrease in compensation expense which resulted from the lower incentive compensation previously described.

     Depreciation. Depreciation expense for the three months ended September 30, 2009 was $3.1 million, or 3.8% of total net revenue, an increase of $0.5 million, or 21.1%, from depreciation of $2.6 million, or 3.4% of total net revenue, for the three months ended September 30, 2008. The increase was primarily attributable to depreciation resulting from the additions to property and equipment subsequent to September 30, 2008.
     Amortization of intangibles. Amortization of intangibles for the three months ended September 30, 2009 was $7.0 million, or 8.5% of total net revenue, a decrease of $0.3 million, or 4.2%, from amortization of intangibles of $7.3 million, or 9.6% of total net revenue, for the three months ended September 30, 2008. The decrease is primarily attributable to the amortization of certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.
Segment Operating Expenses
     Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the three months ended September 30, 2009 were $44.1 million, or 53.5% of total net revenue, an increase of $2.4 million, or 5.7%, from $41.7 million, or 54.9% of total net revenue, for the three months ended September 30, 2008.
Revenue Cycle Management operating expenses increased as a result of a $3.9 million increase in cost of revenue in connection with implementation costs associated with revenue growth; $0.9 million in higher bad debt expense to reserve for potential uncollectible accounts; $0.4 million of increased depreciation expense; and $0.3 million of increased legal expenses from certain legal actions and claims. The increase was offset primarily by a $2.5 million decrease in compensation expense as a result of lower incentive compensation previously described.
As a percentage of Revenue Cycle Management segment net revenue, segment expenses decreased to 85.3% from 91.1% for the three months ended September 30, 2009 and 2008, respectively, for the reasons described above.
     Spend Management expenses. Spend Management operating expenses for the three months ended September 30, 2009 were $17.5 million, or 21.2% of total net revenue, an increase of $0.3 million, or 1.6%, from $17.2 million, or 22.7% of total net revenue for the three months ended September 30, 2008.
The increase in Spend Management expenses was primarily attributable to a $0.4 million increase in share-based compensation partially offset by $0.1 million in lower general operating infrastructure expense which was favorably impacted by the expense management previously described.
As a percentage of Spend Management segment net revenue, segment expenses remained consistent decreasing to 56.9% from 57.0% for the three months ended September 30, 2009 and 2008, respectively, for the reasons described above.
     Corporate expenses. Corporate expenses for the three months ended September 30, 2009 were $7.3 million, an increase of $2.1 million, or 39.3%, from $5.2 million for the three months ended September 30, 2008, or 8.8% and 6.9% of total net revenue, respectively. The increase in corporate expenses was attributable to $0.9 million of higher share-based compensation expense; $0.5 million of higher travel related costs; and $0.7 million of other operating infrastructure expense.
Non-operating Expenses
     Interest expense. Interest expense for the three months ended September 30, 2009 was $4.3 million, a decrease of $1.5 million, or 26.6%, from interest expense of $5.8 million for the three months ended September 30, 2008. As of September 30, 2009, we had total indebtedness of $230.8 million compared to $255.3 million as of September 30, 2008. The decrease in interest expense is attributable to the decrease in our indebtedness and lower interest rates period over period. Our interest expense may vary for the remainder of 2009 as a result of fluctuations in interest rates.
     Other income. Other income for the three months ended September 30, 2009 was $0.2 million, comprised principally of $0.1 million of rental income and $0.1 million in other income. Other income for the three months ended September 30, 2008 was also $0.2 million.
     Income tax expense. Income tax expense for the three months ended September 30, 2009 was $3.6 million, an increase of $1.0 million from an income tax expense of $2.6 million for the three months ended September 30, 2008. The increase was primarily attributable to higher income before taxes in the three months ended September 30, 2009 as compared to the prior period. The income tax expense recorded during the three months ended September 30, 2009 and 2008 reflected an effective tax rate of 38.0% and 41.0%, respectively. The reduction in the effective tax rate is primarily related to research and development credits for tax years 2008 and 2009 recorded in 2009.

Comparison of the Nine Months Ended September 30, 2009 and September 30, 2008

	Nine Months Ended September 30,
	2009		2008		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$149,425	60.8%	$102,218	52.2%	$47,207	46.2%
Spend Management
Gross administrative fees(1)	119,498	48.7	117,634	60.0	1,864	1.6
Revenue share obligation(1)	(41,003)	(16.7)	(39,279)	(20.0)	(1,725)	4.4
Other service fees	17,666	7.2	15,392	7.9	2,275	14.8

Total Spend Management	96,161	39.2	93,747	47.8	2,414	2.6

Total net revenue	$245,586	100.0%	$195,965	100.0%	$49,621	25.3%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
Total Net Revenue
Total net revenue for the nine months ended September 30, 2009 was $245.6 million, an increase of $49.6 million, or 25.3%, from total net revenue of $196.0 million for the nine months ended September 30, 2008. The increase in total net revenue was comprised of a $47.2 million increase in Revenue Cycle Management revenue and a $2.4 million increase in Spend Management revenue.
     Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the nine months ended September 30, 2009 was $149.4 million, an increase of $47.2 million, or 46.2%, from net revenue of $102.2 million for the nine months ended September 30, 2008. The increase resulted from both acquisition and non-acquisition sources as described below:
•	Acquisition related revenue. The operating results of Accuro were included in our nine months ended September 30, 2009 and were only included in the comparable prior period for approximately four months from the date of the Accuro Acquisition on June 2, 2008. $33.3 million of the net revenue increase was attributable to Accuro.

Given the significant impact of the Accuro Acquisition on our Revenue Cycle Management segment, we believe acquisition-affected measures are useful for the comparison of our year over year net revenue growth. Revenue Cycle Management net revenue for the nine months ended September 30, 2009 was $149.4 million, an increase of $18.7 million, or 14.3%, from Revenue Cycle Management non-GAAP acquisition-affected net revenue of $130.8 million for the nine months ended September 30, 2008. The following table sets forth the reconciliation of Revenue Cycle Management non-GAAP acquisition-affected net revenue to GAAP net revenue:

	Nine Months Ended September 30,
	2009	2008	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)
Revenue Cycle Management net revenue	$149,425	$102,218	$47,207	46.2%
Acquisition related RCM adjustment(1)	—	28,540	(28,540)	(100.0)

Total RCM acquisition-affected net revenue(1)	$149,425	$130,758	$18,667	14.3%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

•	Non-acquisition related revenue. The increase in net revenue from non-Accuro related products and services was $13.9 million, or 17.4% growth. The increase was primarily attributable to stronger demand for our products and services and consisted of a $5.5 million increase from our claims and denial management tools; a $5.4 million increase from our revenue cycle services; and a $3.6 million increase from our decision support software.

     Spend Management net revenue. Spend Management net revenue for the nine months ended September 30, 2009 was $96.2 million, an increase of $2.4 million, or 2.6%, from net revenue of $93.8 million for the nine months ended September 30, 2008. The increase was the result of an increase in administrative fees of $1.9 million, or 1.6%, and an increase in other service fees of $2.3 million, or 14.8%, offset by an increase in revenue share obligation of $1.7 million, or 4.4%, as described below:
•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $1.9 million, or 1.6%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors. The net increase in non-GAAP gross administrative fee revenue was comprised of a $4.9 million, or 4.3% increase, in non-GAAP gross administrative fee revenue not associated with performance targets. This increase was partially offset by a $3.0 million decrease in contingent revenue, which is recognized upon confirmation from certain customers that respective performance targets had been achieved, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. We may have fluctuations in our non-GAAP gross administrative fee revenue in future quarters as the timing of vendor reporting and customer acknowledgement of achieved performance targets vary in their timing and may not result in discernable trends. In addition, a decrease in customer patient volume and supply utilization, the effect of continued hospital budget challenges and the current economic environment may negatively impact non-GAAP gross administrative fees in the future.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $1.7 million, or 4.4%, as compared to the prior period. The increase in our revenue share ratio was primarily the result of changes in customer revenue mix to larger customers during the period. Larger customers who commit to higher levels of purchasing volume through our group purchasing organization contracts typically receive higher non-GAAP revenue share obligation percentages. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees (or the “revenue share ratio”). The revenue share ratio for the nine months ended September 30, 2009 was 34.3% as compared to 33.4% for the nine months ended September 30, 2008. We may also experience fluctuations in our revenue share ratio because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

•	Other service fees. The $2.3 million, or 14.8%, increase in other service fees primarily related to $2.7 million in higher revenues from our supply chain consulting partially offset by $0.4 million decrease in our market research services. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers.
Total Operating Expenses

	2009		2008		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$55,830	22.7%	$36,252	18.5%	$19,578	54.0%
Product development expenses	15,424	6.3	11,027	5.6	4,397	39.9
Selling and marketing expenses	36,529	14.9	32,096	16.4	4,433	13.8
General and administrative expenses	77,971	31.7	66,054	33.7	11,917	18.0
Depreciation	9,020	3.7	7,051	3.6	1,969	27.9
Amortization of intangibles	21,029	8.6	16,117	8.2	4,912	30.5
Impairment of intangibles	—	0.0	2,079	1.1	(2,079)	(100.0)

Total operating expenses	215,803	87.9	170,676	87.1	45,127	26.4
Operating expenses by segment:
Revenue Cycle Management	136,205	55.5	100,704	51.4	35,501	35.3
Spend Management	57,443	23.4	54,289	27.7	3,154	5.8

Total segment operating expenses	193,648	78.9	154,993	79.1	38,655	24.9
Corporate expenses	22,155	9.0	15,683	8.0	6,472	41.3

Total operating expenses	$215,803	87.9%	$170,676	87.1%	$45,127	26.4%
     Cost of revenue. Cost of revenue for the nine months ended September 30, 2009 was $55.8 million, or 22.7% of total net revenue, an increase of $19.6 million, or 54.0%, from cost of revenue of $36.3 million, or 18.5% of total net revenue, for the nine months ended September 30, 2008.

Of the increase, $9.8 million was attributable to cost of revenue associated with the Accuro Acquisition. The remaining $9.8 million increase was primarily attributable to the continuing change in our revenue mix in the Revenue Cycle Management segment, which provided a higher percentage of consolidated net revenue compared to the prior year. Revenue Cycle Management software as a service revenue and other consulting services results in a higher cost of revenue than the net administrative fee revenue in our Spend Management revenue. In addition, we had an increase in service-related engagements in both our Revenue Cycle Manangement and Spend Management segments, which provides for a higher cost of revenue given these activities a more labor intensive.
Excluding the impact of the Accuro Acquisition, our cost of revenue as a percentage of related net revenue increased from 17.1% to 20.8% period over period. This increase is primarily attributable to the reasons described above.
     Product development expenses. Product development expenses for the nine months ended September 30, 2009 were $15.4 million, or 6.3% of total net revenue, an increase of $4.4 million, or 39.9%, from product development expenses of $11.0 million, or 5.6% of total net revenue, for the nine months ended September 30, 2008.
The increase during the nine months ended September 30, 2009 included $2.5 million of product development expenses attributable to the Accuro Acquisition as we continue to make investments in such product development. Excluding the product development expenses associated with the Accuro Acquisition, product development expenses increased by $1.9 million, period over period. We continue to develop a number of new Revenue Cycle Management products and services and enhance our existing products. Therefore, we expect to maintain or increase our product development spending for the rest of 2009.
Excluding the impact of the Accuro Acquisition, our product development expenses as a percentage of related net revenue increased from 4.6% to 5.2% for the reasons described above.
     Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2009 were $36.5 million, or 14.9% of total net revenue, an increase of $4.4 million, or 13.8%, from selling and marketing expenses of $32.1 million, or 16.4% of total net revenue, for the nine months ended September 30, 2008. The increase was primarily attributable to a $3.8 million increase in compensation expense to new employees, exclusive of acquired Accuro employees; a $0.8 million increase in share-based compensation; a $0.6 million increase in expenses relating to our annual customer and vendor meeting; and a $0.3 million increase in charitable contributions. These increases were offset by a $0.7 million decrease in compensation expense specific to acquired Accuro employees and a $0.4 million decrease in other general selling and marketing expense.
Excluding the impact of the Accuro Acquisition, selling and marketing expenses, as a percentage of related net revenue, increased from 17.5% to 18.7% period over period for the reasons described above.
     General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2009 were $78.0 million, or 31.7% of total net revenue, an increase of $11.9 million, or 18.0%, from general and administrative expenses of $66.1 million, or 33.7% of total net revenue, for the nine months ended September 30, 2008.
The increase during the nine months ended September 30, 2009 includes $0.4 million of general and administrative expenses attributable to the Accuro Acquisition. Also contributing to the increase was a $4.5 million increase in share-based compensation; $2.1 million of higher legal expenses primarily for discovery and document production in connection with a lawsuit in which the Company was retained as an expert witness by the plaintiffs; a $1.1 million increase in compensation expense to new employees; a $0.7 million increase in travel expenses; $0.6 million in higher bad debt expense to reserve for potential uncollectible accounts along with certain bankruptcies that have occurred with respect to customers of our Revenue Cycle Management segment; a $0.6 million increase in rent expense; a $0.5 million increase in meals and entertainment; and a $0.5 million increase in professional fees. The remaining increase was attributable to general operating infrastructure expenses.
Excluding the impact of the Accuro Acquisition, our general and administrative expenses as a percentage of related net revenue increased from 36.0% to 38.9% period over period. This increase is primarily attributable to the reasons described above.
     Depreciation. Depreciation expense for the nine months ended September 30, 2009 was $9.0 million, or 3.7% of total net revenue, an increase of $2.0 million, or 27.9%, from depreciation of $7.1 million, or 3.6% of total net revenue, for the nine months ended September 30, 2008.
This increase was primarily attributable to depreciation resulting from the additions to property and equipment acquired in the Accuro Acquisition.
     Amortization of intangibles. Amortization of intangibles for the nine months ended September 30, 2009 was $21.0 million, or 8.6% of total net revenue, an increase of $4.9 million, or 30.5%, from amortization of intangibles of $16.1 million, or 8.2% of total net revenue, for the nine months ended September 30, 2008. The increase is primarily attributable to the amortization of certain identified intangible assets acquired in the Accuro Acquisition.

     Impairment of intangibles. Impairment of intangibles for the nine months ended September 30, 2009 and 2008 was zero and $2.1 million, respectively.
Impairment during the nine months ended September 30, 2008 relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products that were deemed to be impaired, mainly because of the technologies acquired from Accuro.
Segment Operating Expenses
     Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the nine months ended September 30, 2009 were $136.2 million, an increase of $35.5 million, or 35.3%, from $100.7 million for the nine months ended September 30, 2008.
The primary reason for the $35.5 million increase in operating expenses is $20.6 million of expenses that are attributable to the Accuro Acquisition. Revenue Cycle Management operating expenses also increased as a result of a $8.0 million increase in cost of revenue in connection with direct labor costs associated with revenue growth; a $4.3 million increase in compensation expense primarily related to new employees and inclusive of incentive compensation; $2.0 million of higher share-based compensation expense; $1.9 million of increased legal expenses primarily for discovery and document production in connection with a lawsuit in which the Company has been retained as an expert witness by the plaintiffs; and $0.9 million of increased bad debt expense to reserve for potentially uncollectible accounts. The increase was partially offset by a $1.8 million nonrecurring impairment charge of intangible assets that occurred during the nine months ended September 30, 2008.
As a percentage of Revenue Cycle Management segment net revenue, segment expenses decreased to 91.2% from 98.5% for the nine months ended September 30, 2009 and 2008, respectively, for the reasons described above.
     Spend Management expenses. Spend Management operating expenses for the nine months ended September 30, 2009 were $57.4 million, or 23.4% of total net revenue, an increase of $3.1 million, or 5.8%, from $54.3 million, or 27.7% of total net revenue for the nine months ended September 30, 2008.
The increase in Spend Management expenses was primarily attributable to $1.9 million of higher compensation expense to new employees; $1.2 million of higher share-based compensation expense; a $1.0 million increase in cost of revenues associated with new customers and the revenue shift toward consulting; and a $0.5 million increase in education and training expenses relating to our annual customer and vendor meeting. The increase was offset by a $1.0 million decrease in the amortization of intangibles as certain of these assets are amortized under an accelerated method because they are nearing the end of their useful life; and a $0.5 million decrease in general operating expense.
As a percentage of Spend Management segment net revenue, segment expenses increased to 59.7% from 57.9% for the nine months ended September 30, 2009 and 2008, respectively, for the reasons described above.
     Corporate expenses. Corporate expenses for the nine months ended September 30, 2009 were $22.2 million, an increase of $6.5 million, or 41.3%, from $15.7 million for the nine months ended September 30, 2008, or 9.0% and 8.0% of total net revenue, respectively. The increase in corporate expenses was primarily attributable to $3.1 million of higher share-based compensation expense; $1.1 million of increased travel costs; $0.6 million of operating infrastructure expense; $0.6 million of compensation expense associated with new employees $0.4 million of higher depreciation; $0.4 million of increased professional fees; and $0.3 million of higher rent expense.
Non-operating Expenses
     Interest expense. Interest expense for the nine months ended September 30, 2009 was $14.0 million, a decrease of $1.1 million, or 7.3%, from interest expense of $15.1 million for the nine months ended September 30, 2008. As of September 30, 2009, we had total indebtedness of $230.8 million compared to $255.3 million as of September 30, 2008. The decrease in interest expense is attributable to the decrease in our indebtedness and lower interest rates period over period. Our interest expense may vary for the remainder of 2009 as a result of fluctuations in interest rates.
     Other income (expense). Other income for the nine months ended September 30, 2009 was $0.4 million, comprised principally of $0.3 million of rental income slightly offset by foreign exchange transaction losses. Other expense for the nine months ended September 30, 2008 was $2.1 million. The $2.5 million increase in other income is primarily due to the $3.9 million expense to terminate our interest rate swap arrangements during the nine months ended September 30, 2008 offset by lower interest income earned resulting from a decrease in our cash balance period over period.

     Income tax expense. Income tax expense for the nine months ended September 30, 2009 was $6.2 million, an increase of approximately $2.9 million from an income tax expense of $3.3 million for the nine months ended September 30, 2008, which was primarily attributable to increased income before tax of $8.1 million. The income tax expense recorded during the nine months ended September 30, 2009 and 2008 reflected an effective tax rate of 38.3% and 40.4%, respectively. This reduction in the effective tax rate is primarily related to research and development credits for tax years 2008 and 2009 recorded in 2009.
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
Our bad debt expense to total net revenue ratio for the three months ended September 30, 2009 and 2008 was 1.6% and 0.6% (or 2.3% and 1.0% of other service fee revenue), respectively, and increased from 1.5% for the three months ended June 30, 2009. The increase over prior year was primarily attributable to approximately $0.9 million relating to potentially uncollectible accounts in our Revenue Cycle Management segment.
Our bad debt expense to total net revenue ratio for the nine months ended September 30, 2009 and 2008 was 1.6% and 0.7% (or 2.3% and 1.1% of other service fee revenue), respectively. The increase was attributable to approximately $2.9 million for potential uncollectible accounts which includes certain bankruptcies that occurred during the fiscal year with respect to customers in our Revenue Cycle Management segment.
Given the continuing impact of the recent adverse economic conditions and customer financial constraints, we may experience additional collectibility challenges that affect our ability to collect customer payments in future periods. This could require additional charges to bad debt expense.
A hypothetical 10% increase in bad debt expense would have a nominal impact on our bad debt expense for the three months ended September 30, 2009 and would result in an increase of $0.4 million for the nine months ended September 30, 2009.
Liquidity and Capital Resources
Our primary cash requirements involve payment of ordinary expenses, working capital fluctuations, debt service obligations and capital expenditures. Our capital expenditures typically consist of software purchases, internal product development capitalization and computer hardware purchases. Historically, the acquisition of complementary businesses has resulted in a significant use of cash. Our principal sources of funds have primarily been cash provided by operating activities and borrowings under our credit facilities.

We believe we currently have adequate cash flow from operations, capital resources and liquidity to meet our cash flow requirements including the following near term obligations: (i) our working capital needs; (ii) our debt service obligations; (iii) planned capital expenditures for the remainder of the year; (iv) our revenue share obligation and rebate payments; and (v) estimated federal and state income tax payments.
Historically, we have utilized federal net operating loss carryforwards (“NOLs”) for both regular and Alternative Minimum Tax payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. However, given the current amount and limitations of our NOLs, we expect our cash paid for taxes to increase significantly in future years.
We have not historically utilized borrowings available under our credit agreement to fund operations. However, pursuant to a change in our cash management practice in 2008, we currently use the swing-line component of our revolver for funding operations while we voluntarily apply our excess cash balances to reduce our swing-line loan on a daily basis and to reduce our revolving credit facility on a routine basis. At September 30, 2009, we had approximately $15.0 million drawn on our revolving credit facility, of which zero was drawn on our swing-line component, resulting in approximately $109.0 million of availability under our revolving credit facility inclusive of the swing-line (net of a $1.0 million letter of credit). Based on our analysis as of September 30, 2009, we are in compliance with all applicable covenant requirements of our credit agreement. We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:
•	changes in working capital due to inconsistent timing of cash receipts and payments for major recurring items such as trade accounts payable, revenue share obligation, incentive compensation, changes in deferred revenue, and other various items;

•	acquisitions; and

•	unforeseeable events or transactions.
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
Discussion of Cash Flow
Cash and cash equivalents at September 30, 2009 were $4.7 million representing a $0.8 million decrease from December 31, 2008. The following table summarizes the cash provided by operating activities for the nine months ended September 30, 2009:

Nine Months Ended
September 30, 2009
(Unaudited, in millions)
Net income	$10.0
Non-cash items	45.6
Net changes in working capital	(15.6)

Net cash provided by operations	$40.0
Net income represents the profitability attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, impairment of intangibles and non-cash interest expense. The total for these non-cash expenses was $45.6 million for the nine months ended September 30, 2009.
Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. The following describes reasons for the changes in working capital for the nine months ended September 30, 2009:

Working capital changes resulting in a reduction to cash flow from operations of $21.5 million were:

•	an increase in accounts receivable of $4.5 million related to the timing of invoicing and cash collections and because of our growth;

•	an increase in other long term assets of $3.6 million related to the timing of cash payments for our annual customer and vendor meeting and other deferred sales expenses;

•	an increase in prepaid expenses and other assets of $1.5 million primarily related to sales incentive compensation payments;

•	a decrease in accrued revenue share obligation and rebates of $5.0 million due to the timing of cash payments and customer purchasing volume at our GPO;

•	a decrease in accrued payroll and benefits of $4.1 million due to the payroll cycle timing and incentive payment accruals; and

•	a decrease in other accrued expenses of $2.8 million due to the timing of various payment obligations.
The working capital changes resulting in reductions to operating cash flow discussed above were partially offset by a $5.1 million working capital increase in trade accounts payable due to the timing of various payment obligations.
Investing activities used $39.8 million of cash for the nine month period ended September 30, 2009 which included: $18.3 million related to the deferred purchase consideration of $19.8 million (inclusive of $1.5 million of imputed interest) made in June 2009 as part of the Accuro Acquisition; $9.2 million of capital expenditures that are primarily related to the growth in our RCM segment; and $12.3 million for investment in software development. We believe that cash used in investing activities will continue to be materially impacted by continued growth in investments in property and equipment, future acquisitions and capitalized software. Our property, equipment, and software investments consist primarily of SaaS-based technology infrastructure to provide capacity for expansion of our customer base, including computers and related equipment and software purchased or implemented by outside parties. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality.
Financing activities used $0.9 million of cash for the nine month period ended September 30, 2009. We received $71.8 million on our credit facility during the period. We also received $8.3 million from the issuance of common stock and $6.1 million from the excess tax benefit from the exercise of stock options. This was offset by payments made on our credit facility of $86.6 million in addition to payments of $0.5 million that were made on our finance obligation. Our credit agreement requires an annual payment of excess cash flow which we expect to pay in the first quarter of 2010.
Off-Balance Sheet Arrangements and Commitments
We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building under a finance obligation. We do not believe that this letter of credit will be drawn.
We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of September 30, 2009 for each respective year (in thousands):

Amount
(Unaudited)
2009	$2,112
2010	7,800
2011	6,806
2012	6,955
2013	6,767
Thereafter	25,980

Total future minimum rental payments	$56,420

In June 2009, we entered into a new lease agreement acquiring 100,528 square feet of office space in Plano, Texas. The lease agreement contains two phases of varying amounts of office space to be occupied commencing at different times during the term of the lease. Phase

One commenced on September 1, 2009 and consisted of 49,606 square feet. Phase Two will commence on or around March 1, 2011 and will consist of 50,922 square feet. The term of the lease is twelve years and four months and expires on December 31, 2021. The lease contains an option to extend the lease term for two additional five year periods after the initial expiration date. The total rental commitment under the lease agreement is approximately $22.0 million and is included in the table above.
In August 2009, we amended the lease for our office in Nashville, Tennessee acquiring 6,832 square feet of additional office space. The lease amendment is effective on November 15, 2009 and the term of the lease remained unchanged. The total incremental rental commitment under the lease is approximately $0.2 million.
As of September 30, 2009, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Use of Non-GAAP Financial Measures
In order to provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management and the Board in its financial and operational decision-making, we supplement our Condensed Consolidated Financial Statements presented on a GAAP basis in this Quarterly Report on Form 10-Q with the following non-GAAP financial measures: gross fees, gross administrative fees, revenue share obligation, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Revenue Cycle Management acquisition-affected net revenue and cash diluted earnings per share.
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
Gross Fees, Gross Administrative Fees and Revenue Share Obligation. Gross fees include all gross administrative fees we receive pursuant to our vendor contracts and all other fees we receive from customers. Our revenue share obligation represents the portion of the gross administrative fees we are contractually obligated to share with certain of our GPO customers. Total net revenue (a GAAP measure) reflects our gross fees net of our revenue share obligation. These non-GAAP measures assist management and the Board and may be helpful to investors in analyzing our growth in the Spend Management segment given that administrative fees constitute a material portion of our revenue and are paid to us by over 1,200 vendors contracted by our GPO, and that our revenue share obligation constitutes a significant outlay to certain of our GPO customers. A reconciliation of these non-GAAP measures to their most directly comparable GAAP measure can be found in the “Overview” and “Results of Operations” section of Item 2.
EBITDA, Adjusted EBITDA and Adjusted EBITDA margin. We define: (i) EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and other non-recurring, non-cash or non-operating items; and (iii) Adjusted EBITDA margin, as Adjusted EBITDA as a percentage of net revenue. We use EBITDA, Adjusted EBITDA and adjusted EBITDA margin to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the Board and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure (primarily interest charges and amortization of debt issuance costs), asset base (primarily depreciation and amortization) and items outside the control of the management team (taxes), as well as other non-cash (purchase accounting adjustments, and imputed rental income) and non-recurring items, from our operational results. Adjusted EBITDA also removes the impact of non-cash share-based compensation expense.
Our Board and management also use these measures as i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and, ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees generally.
Additionally, research analysts, investment bankers and lenders may use these measures to assess our operating performance. For example, our credit agreement requires delivery of compliance reports certifying compliance with financial covenants certain of which are, in part, based on an adjusted EBITDA measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and our Board. The principal difference is that the measurement of adjusted EBITDA considered by our lenders under our credit agreement allows for certain adjustments (e.g., inclusion of interest income, franchise taxes and other non-cash expenses, offset by the deduction of our capitalized lease payments for one of our office leases) that result in a higher adjusted EBITDA than the Adjusted EBITDA measure reviewed by our Board and management and disclosed in our Annual Report on Form 10-K. Our credit agreement also contains provisions that utilize other measures, such as excess cash flow, to measure liquidity.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited, in thousands)
Net income	$5,896	$3,686	$9,976	$4,809
Depreciation	3,125	2,581	9,020	7,051
Amortization of intangibles	7,018	7,324	21,029	16,117
Amortization of intangibles (included in cost of revenue)	801	233	2,391	995
Interest expense, net of interest income(1)	4,255	5,761	13,994	13,715
Income tax expense	3,613	2,566	6,196	3,259

EBITDA	24,708	22,151	62,606	45,946
Impairment of intangibles(2)	—	—	—	2,079
Share-based compensation(3)	3,951	2,452	12,911	6,591
Rental income from capitalizing building lease(4)	(110)	(109)	(329)	(329)
Purchase accounting adjustment(5)	(1)	707	203	2,066
Interest rate swap cancellation(6)	—	—	—	3,914

Adjusted EBITDA	$28,548	$25,201	$75,391	$60,267

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statements of Operations.

(2)	Impairment of intangibles during the nine months ended September 30, 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products, mainly resulting from the acquired Accuro technology.

(3)	Represents non-cash share-based compensation to both employees and directors. The significant increase in 2009 is due to share-based grants made from the Long-Term Performance Incentive Plan previously discussed. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(4)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements filed in our annual report on Form 10-K for the year ended December 31, 2008 for further discussion of this rental income.

(5)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro and XactiMed. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations.

(6)	During the nine months ended September 30, 2008, we recorded an expense associated with the cancellation of our interest rate swap arrangements. In connection with the cancellation, we paid the counterparty $3.9 million in termination fees. We believe such expense is infrequent in nature and is not indicative of continuing operating performance.

Revenue Cycle Management Acquisition-Affected Net Revenue. Revenue Cycle Management acquisition-affected net revenue includes the revenue of Accuro prior to our actual ownership. The Accuro Acquisition was consummated on June 2, 2008. This measure assumes the acquisition of Accuro occurred on January 1, 2008. Revenue Cycle Management acquisition-affected net revenue is used by management and the Board to better understand the extent of period-over-period growth of the Revenue Cycle Management segment. Given the significant impact that this acquisition had on the Company during the fiscal year ended December 31, 2008 and the nine months ended September 30, 2009, we believe such acquisition-affected net revenue may be useful and meaningful to investors in their analysis of such growth. Revenue Cycle Management acquisition-affected net revenue is presented for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been if these transactions had occurred at the beginning of such period. This measure also should not be considered representative of our future results of operations. Reconciliations of Revenue Cycle Management acquisition-affected net revenue to its most directly comparable GAAP measure can be found in the “Results of Operations” section of Item 2.

Cash Diluted Earnings Per Share
The Company defines cash diluted EPS as diluted earnings per share excluding non-cash acquisition-related intangible amortization and non-recurring expense items on a tax-adjusted basis and non-cash tax-adjusted shared-based compensation expense. Cash diluted EPS is not a measure of liquidity under GAAP, or otherwise, and is not an alternative to cash flow from continuing operating activities. Cash diluted EPS growth is used by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s Long-Term Performance Incentive Plan will vest. Use of this measure for this purpose allows management and the Board to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and reward organic growth and accretive business transactions. As a significant portion of senior management’s incentive based compensation is based on the achievement of certain cash diluted EPS growth over time, investors may find such information useful; however, as a non-GAAP financial measure, cash diluted EPS is not the sole measure of the Company’s financial performance and may not be the best measure for investors to gauge such performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Per share data	(Unaudited)		(Unaudited)
Diluted EPS attributable to common stockholders	$0.10	$0.07	$0.17	$0.09
Non-cash, tax-adjusted acquisition-related intangible amortization	0.08	0.08	0.23	0.20
Non-cash, tax-adjusted share-based compensation(1)	0.04	0.03	0.14	0.08
Tax-adjusted interest rate swap cancellation(2)	—	—	—	0.05
Non-cash, tax-adjusted impairment of intangibles(3)	—	—	—	0.02

Non-GAAP cash diluted EPS	$0.22	$0.18	$0.54	$0.44

Weighted average shares — diluted	57,855	56,136	57,223	51,035

(1)	Represents the per share impact, on a tax-adjusted basis of non-cash share-based compensation to both employees and directors. The significant increase in 2009 is due to share-based grants made from the Long-Term Performance Incentive Plan previously discussed. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the per share impact, on a tax-adjusted basis of an expense associated with the cancellation of our interest rate swap arrangement during the nine months ended September 30, 2008. In connection with the cancellation, we paid the counterparty $3.9 million in termination fees. We believe such expense is infrequent in nature and is not indicative of continuing operating performance.

(3)	Represents the per share impact, on a tax-adjusted basis of impairment of intangibles during the nine months ended September 30, 2008. The impairment primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products deemed impaired as a result of the Accuro Acquisition.
New Pronouncements
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards (“SFAS”) No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. SFAS No. 168 made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by non-governmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. Following SFAS No. 168, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. As a result of adopting this standard, we will no longer reference specific standards under the pre-codification naming convention and all references to accounting standards will be made in plain english as defined by the SEC.
Revenue Recognition
In October 2009, the FASB issued an accounting standards update for multiple-deliverable revenue arrangements. The update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. The accounting standards update will be applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact of the adoption of this update on our Condensed Consolidated Financial Statements.
Software
In October 2009, the FASB issued an accounting standards update relating to certain revenue arrangements that include software elements. The update will change the accounting model for revenue arrangements that include both tangible products and software elements. Among other things, tangible products containing software and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. In addition, the update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes tangible products and software. The accounting standards update will be applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact of the adoption of this update on our Condensed Consolidated Financial Statements.
Accounting for Transfers of Financial Assets
In June 2009, the FASB issued an amendment to generally accepted accounting principles relating to transfers and servicing. The guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods ending after November 15, 2009 and interim periods thereafter. We are currently assessing the impact, if any, of the adoption of this guidance on our Condensed Consolidated Financial Statements.
Consolidation of Variable Interest Entities
In June 2009, the FASB issued an amendment to generally accepted accounting principles relating to consolidation. The guidance eliminates previous exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the guidance. The guidance is applicable for annual periods after November 15, 2009 and interim periods thereafter. We are currently assessing the impact, if any, of the adoption of this guidance on our Condensed Consolidated Financial Statements.
Subsequent Events
In May 2009, the FASB issued generally accepted accounting principles for subsequent events. The guidance establishes general standards regarding the disclosure of, and the accounting for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The guidance is effective for interim and annual financial periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.

Business Combinations
In April 2009, the FASB issued generally accepted accounting principles relating to the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies. The guidance amends and clarifies generally accepted accounting principles for business combinations to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for fiscal years beginning on or after December 15, 2008. The guidance is effective for us beginning January 1, 2009 and will apply to business combinations completed on or after that date. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.
Fair Value Measurements
In April 2009, the FASB issued an amendment to generally accepted accounting principles relating to the disclosures about fair value of financial instruments and interim financial reporting, which is effective for the Company June 30, 2009. The guidance requires a publicly traded company to include disclosures about fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, the guidance requires an entity to disclose either in the body or the accompanying notes of its summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by general accounting principles for financial instruments. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.
Disclosures about Derivative Instruments and Hedging Activities
In March 2008, the FASB issued generally accepted accounting principles relating to the disclosure about derivative instruments and hedging activities. The guidance seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, the guidance requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. We adopted the guidance on January 1, 2009. The adoption of this guidance did not have a material impact on our Condensed Consolidated Financial Statements.
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
We continue to evaluate the credit worthiness of the counterparty of the hedge instruments. Considering the current state of the credit markets and specific challenges related to financial institutions, the Company continues to believe that the size, international presence and US government cash infusion, and operating history of the counterparty will allow them to perform under the obligations of the contract and are not a risk of default that would change the highly effective status of the hedged instruments.
Interest rate risk. We had outstanding borrowings on our term loan and revolving credit facility of $230.8 million as of September 30, 2009. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin.
On May 21, 2009, we entered into a London Inter-bank Offered Rate (or “LIBOR”) interest rate swap with a notional amount of $138.3 million beginning June 30, 2010, which effectively converts a portion of our variable rate term loan credit facility to a fixed rate debt. The notional amount subject to the swap has pre-set quarterly step downs corresponding to our anticipated principal reduction schedule. The interest rate swap converts the three-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 1.99% (exclusive of the applicable bank margin charged by our lender). The interest rate swap terminates on March 31, 2012 and qualifies as a highly effective cash flow hedge under generally accepted accounting principles for derivatives and hedging. As such, the fair value of the derivative will be recorded on our Condensed Consolidated Balance Sheet. The interest rate swap matures on March 31, 2012. As of September 30, 2009, the interest rate swap had a market value of $0.3 million ($0.2 million net of tax). The liability is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2009. The unrealized gain (loss) is recorded in other comprehensive loss, net of tax, in the Condensed Consolidated Statement of Stockholders’ Equity.
We entered into an interest rate collar in June 2008 which effectively sets a maximum LIBOR interest rate of 6.00% and a minimum LIBOR interest rate of 2.85% on the interest rate we pay on $155.0 million of our term loan debt outstanding, effectively limiting our base interest rate exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar does not hedge the applicable margin that the counterparty charges (1.50% and 2.75% on our revolving credit facility (base rate loan) and term loan, respectively, as of September 30, 2009). Settlement payments are made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding. The collar terminates on September 30, 2010 and no consideration was exchanged with the counterparty to enter into the hedging arrangement. As of September 30, 2009, we pay an effective interest rate of 2.85% on $155.0 million of notional term loan debt outstanding before applying the applicable margin.
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
A hypothetical 100 basis point increase or decrease in LIBOR would have resulted in an approximate $0.2 million and $0.6 change to our interest expense for the three and nine months ended September 30, 2009, which represents potential interest rate change exposure on our outstanding unhedged portion of our term loan and revolving credit facility.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting for the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Other than the Med-Data dispute discussed in Note 6 of the Notes to our Condensed Consolidated Financial Statements, herein, we are not presently involved in any other legal proceeding, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

Item 1A. Risk Factors
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
     In recent years, the group purchasing industry and some of its largest purchasing customers have been reviewed by the Senate Judiciary Subcommittee on Antitrust, Competition Policy and Consumer Rights for possible conflict of interest and restraint of trade violations. As a response to the Senate Subcommittee inquiry, our company joined other GPOs to develop a set of voluntary principles of ethics and business conduct designed to address the Senate’s concerns regarding anti-competitive practices. The voluntary code was presented to the Senate Subcommittee in March 2006. In addition, we maintain our own Standards of Business Conduct that provide guidelines for conducting our business practices in a manner that is consistent with antitrust and restraint of trade laws and regulations. Although there has not been any further inquiry by the Senate Subcommittee since March 2006, the Senate, the Department of Justice, the Federal Trade Commission or other state or federal governing entity could at any time develop new rules, regulations or laws governing the group purchasing industry that could adversely impact our ability to negotiate pricing arrangements with vendors, increase reporting and documentation requirements or otherwise require us to modify our pricing arrangements in a manner that negatively impacts our business and financial results. On August 11, 2009 we, and several other GPOs, received a letter from Senators Charles Grassley, Herb Kohl and Bill Nelson requesting information concerning the different relationships between and among our GPO and its clients, distributors, manufacturers and other vendors and suppliers, and requesting certain information about the services the GPO performs and the payments it receives. On September 25, 2009 we and several other GPOs received a request for information from the Government Accountability Office (GAO), also concerning our GPO’s services and relationships with our clients. We have fully complied with both requests.
There have been no other material changes in the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the nine months ended September 30, 2009, we issued approximately 205,000 unregistered shares of our common stock in connection with stock option exercises related to options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.3 million in consideration in connection with these stock option exercises.
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

Signature	Title	Date

/s/ JOHN A. BARDIS Name: John A. Bardis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	November 6, 2009

/s/ L. NEIL HUNN Name: L. Neil Hunn	Chief Financial Officer (Principal Financial Officer)	November 6, 2009

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

*	Filed herewith