Form 10-K
period 2009-12-31
MEDASSETS INC
filed 2010-03-01
CIK 1254419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).  Yes ☑     No ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
     (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was $774,523,235 based on the closing sale price of the Common Shares on the Nasdaq Global Select Market on that date. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

The number of shares of Common Stock outstanding at February 18, 2010 was 56,787,823.

Documents incorporated by reference

Portions of the Registrant’s Proxy Statement (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of December 31, 2009), for the annual meeting of shareholders, are incorporated by reference in Part III.

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

Overview

The Company, headquartered in Alpharetta, Georgia, was incorporated in 1999. MedAssets provides technology-enabled products and services which together help mitigate the increasing financial pressures faced by hospitals and health systems. These include the increasing complexity of healthcare reimbursement, rising levels of bad debt and uncompensated care and significant increases in supply utilization and operating costs. Our solutions are designed to improve operating margin and cash flow for hospitals and health systems. We believe implementation of our full suite of solutions has the potential to improve customer operating margins by 1.5% to 5.0% of revenues by increasing revenue capture and decreasing supply costs. The sustainable financial improvements provided by our solutions occur in a matter of months and can be quantified and confirmed by our customers. Our solutions integrate with our customers’ existing operations and enterprise software systems and require minimal upfront costs or capital expenditures.

According to the American Hospital Association, average community hospital operating margins were 4.3% in 2007, and approximately 34% of community hospitals had negative total margins during the first half of 2009. We believe that hospital and health system operating margins will remain under long-term and continual financial pressure due to shortfalls in available government reimbursement, managed care pricing leverage, and continued escalation of supply utilization and operating costs.

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

Our success in improving our customers’ ability to increase revenue and manage supply expense has driven substantial growth in our customer base and has allowed us to expand sales of our products and services to existing customers. These factors have contributed to our compounded annual net revenue growth rate of approximately 36.4% over our last five fiscal years. Our customer base currently includes over 125 health systems and, including those that are part of our health system customers, more than 3,300 acute care hospitals and more than 40,000 ancillary or non-acute provider locations. Our Revenue Cycle Management segment currently has more than 2,200 hospital customers, which makes us one of the largest providers of revenue cycle management solutions to hospitals. Our Spend Management segment manages approximately $24 billion of annual supply spend by healthcare providers, has more than 1,700 hospital customers and includes the third largest group purchasing organization, or GPO, in the United States.

We deliver our solutions through two business segments, Revenue Cycle Management (“RCM”) and Spend Management (“SM”):

•	Revenue Cycle Management. Our RCM segment provides a comprehensive suite of products and services spanning the hospital revenue cycle workflow — from patient access and financial responsibility, charge capture and integrity, pricing analysis, claims processing and denials management, payor contract management, revenue recovery and accounts receivable services. Our workflow solutions, together with our data management, decision support, performance analytics, and compliance and audit tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance. Based on our analysis of certain customers that have implemented a portion of our products and services, we estimate that implementation of our full suite of revenue cycle management solutions has the potential to increase a typical health system’s net patient revenue by 1.0% to 3.0%.

•	Spend Management. Our SM segment provides a comprehensive suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device costs and utilization by managing the procurement process through our group purchasing organization’s portfolio of contracts, consulting services and business analytics and intelligence tools. Based on our analysis of certain customers that have implemented a portion of our products and services, we estimate that implementation of our full suite of spend management solutions has the potential to decrease a typical health system’s supply expenses by 3% to 10%, which equates to an increase in operating margin of 0.5% to 2.0% of revenue.

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

Industry

According to the U.S. Centers for Medicare & Medicaid Services, or CMS, spending on healthcare in the United States was estimated to be $2.4 trillion in 2008, or 16.6% of United States Gross Domestic Product, or GDP. Healthcare spending is projected to grow at a rate of approximately 6.2% per annum, and reach almost $4.4 trillion by 2018, or 20.3% of GDP. In 2008, spending on hospital care was estimated to be $747 billion, representing the single largest component. According to the American Hospital Association, the U.S. healthcare market has approximately 5,800 acute care hospitals, of which nearly 2,900 are part of health systems. A health system is a healthcare provider with a range of facilities and services designed to deliver care more efficiently and to compete more effectively to increase market share. In addition to the acute care hospital market, our solutions can also improve operating margin and cash flow for non-acute care providers. The non-acute care market consists of nearly 550,000 healthcare facilities and providers, including outpatient medical centers and surgery centers, medical and diagnostic laboratories, imaging and diagnostic centers, home healthcare service providers, long term care providers, and physician practices.

We believe that ongoing strains on government agencies’ ability to pay for healthcare will have the effect of limiting available reimbursement for hospitals. Reimbursement by federal programs often does not cover a hospital’s cost of providing care. In 2008, community hospitals had a shortfall of more than $36 billion relative to the cost of providing care to Medicare and Medicaid beneficiaries, up from $3.9 billion in 2000, according to the American Hospital Association. The growing Medicare eligible population, combined with a declining number of workers per Medicare beneficiary, is expected to result in significant Medicare budgetary pressures leading to increasing reimbursement shortfalls for hospitals relative to the cost of providing care.

We believe ongoing efforts by employers to manage healthcare costs will also have the effect of limiting available reimbursement for hospitals. In order to address rising healthcare costs, employers have pressured managed care companies to contain healthcare insurance premium increases, and reduced the healthcare benefits offered to employees.

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

Hospitals in particular continue to deal with intense financial pressures that are creating even greater cash flow challenges and bad debt risk. The slowdown in the U.S. economy has resulted in and may continue to result in increased costs of capital and decreased liquidity for hospitals. The macroeconomic environment is also forcing higher unemployment rates and adding to the rolls of the uninsured, which could lead to lower levels of reimbursement and a greater percentage of uncompensated care. In addition, supply cost increases forced by rising raw material costs in food production and the manufacture of medical products over the long term may result in hospital net revenues increasing at a slower rate than supply cost growth.

Hospital and Health System Reimbursement

Hospitals typically submit multiple invoices to a large number of different payors, including government agencies, managed care companies and private individuals, in order to collect payment for the care they provide. The delivery of an individual patient’s care depends on the provision of a large number and wide range of different products and services, which are tracked through numerous clinical and financial information systems across various hospital departments, resulting in invoices that are usually highly detailed and complex. For example, a hospital invoice for a common surgical procedure can reflect over 200 unique charges or supply items and other expenses. A fundamental component of a hospital’s ability to bill for these items is the maintenance of an up-to-date, accurate chargemaster file, which can consist of over 40,000 individual charge items.

In addition to requiring intricate operational processes to compile appropriate charges and claims for reimbursement, hospitals must also submit these claims in a manner that adheres to numerous payor claim formats and properly reflects individually contracted payor reimbursement rates. For example, some hospitals rely on accurate billing adjudication and payment from over 50 contracted payors that are linked to thousands of independent insurance plans, inclusive of private individuals, in order to be compensated for the patient care they provide. Upon receipt of the claim from a hospital, a payor proceeds to verify the accuracy and completeness of, or adjudicate the claim to determine the appropriateness and accuracy of the payment to the hospital. If a payor denies payment for any or all of the amount of the claim, the hospital is then responsible for determining the reason for the denial, amending and/or resubmitting the claim to the payor.

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

Hospitals often rely on GPOs, which aggregate hospitals’ purchasing volumes, to manage supply and service costs. The Health Industry Group Purchasing Association, or HIGPA, estimates that GPOs save hospitals and health systems between 10-15% on these purchases by negotiating discounted prices with manufacturers, distributors and other vendors. These discounts have driven widespread adoption of the group-purchasing model. GPOs contract with suppliers directly for the benefit of their customers, but they do not take title or possession of the products for which they contract; nor do GPOs make any payments to the vendors for the products purchased by their customers. GPOs primarily derive their revenues from administrative fees earned from vendors based on a percentage of dollars spent by their hospital and health system customers. Vendors discount prices and pay administrative fees to GPOs because GPOs provide access to a large customer base, thus reducing sales and marketing costs and overhead associated with managing contract terms with a highly-fragmented provider market.

Market Opportunity

We believe that the endemic, persistent and growing industry pressures provide us substantial opportunities to assist hospitals and health systems to increase net revenue and reduce supply expense. We estimate the total addressable market for our revenue cycle management and spend management solutions in the United States to be $6.9 billion.

Reimbursement Complexities and Pressures

Hospitals and health systems are faced with complex and changing reimbursement rules across the government agency and managed care payor categories, as well as the challenge of collecting an increasing percentage of revenue directly from individual patients.

•	Government agency reimbursement. In 2007, the U.S. government increased the number of billable codes for medical procedures in an effort to increase the accuracy of Medicare reimbursement, mandating the implementation of 745 new medical severity-based, diagnosis-related groups, or DRGs, to replace the 538 current DRGs. In addition, U.S. healthcare providers will be required to move from the ICD-9 (International Statistical Classification of Diseases and Related Health Problems) system to ICD-10, a much more complex scheme of classifying diseases, in order to comply with World Health Organization standards by as early as 2013. These recent and future coding changes require hospitals to change their systems and processes to implement these new codes in order to submit compliant Medicare invoices required for payment, thereby straining existing information technology.

The Centers for Medicare and Medicaid Services (“CMS”) has multiple initiatives to prevent improper payments before a claim is paid, and to identify and recover improper payments after a claim has been paid. With the passage of the Deficit Reduction Act of 2005, the Department of Health and Human Services established a Medicaid Integrity Program to provide CMS with the resources necessary to combat fraud, waste and abuse in Medicaid. For example, in 2006, CMS entered into contracts with Medicaid Integrity Contractors to review healthcare provider actions, audit provider claims, as well as identify and work to recoup overpayments made by Medicaid to these providers. The Medicare Recovery Audit Contractor (or “RAC”) program under CMS seeks to identify and recover Medicare overpayments to hospitals. The RAC program began in California, Florida and New York in 2005, expanded to Arizona, Massachusetts and South Carolina in July 2007, and is expected to achieve full nationwide implementation in 2010.

•	HITECH Act. In February 2009 the United States Congress enacted the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act requires that hospitals and health systems make investments in their clinical information systems. Financial incentives under the HITECH Act may not be sufficient to fund the government mandated clinical system improvements. This may necessitate that healthcare providers direct their limited capital dollars toward the implementation of clinical information systems, which could affect opportunities for the Company to offer its financial improvement-focused products and services to help offset the additional financial pressures being placed on these institutions.

•	Managed care reimbursement. Employers typically provide medical benefits to their employees through managed care plans that can offer a variety of indemnity, preferred provider organization, or PPO, health maintenance organization, or HMO, point-of-service, or POS, and consumer-directed health plans. Each of these plans has individual network designs and pre-authorization requirements, as well as co-payment, co-insurance and deductible profiles. These varying profiles are difficult to monitor and frequently result in the submission of invoices that do not comply with applicable payor requirements.

•	Individual payors. According to CMS, consumer out-of-pocket payments for health expenditures increased to $279 billion in 2008 from $200 billion in 2001. Furthermore, many employer-sponsored plans have benefit designs that require large out-of-pocket expenses for individual employees. Traditionally, hospitals and health systems have developed billing and collection processes to interact with government agency and managed care payors on a high-volume, scheduled basis. The advent of consumer-directed healthcare, or high-deductible health insurance plans, requires hospitals and health systems to invoice patients on an individual basis. Many hospitals and health systems do not have the operational or technological infrastructure required to successfully manage a high volume of invoices to individual payors.

Supply Cost Complexities and Pressures

Hospitals and health systems face increasing supply costs due to upward pressure on pricing caused by technological innovation and complexities inherent in procuring the vast number and quantity of supplies and medical devices required for the delivery of care.

•	Pricing pressure due to technological innovation. Historically, advances in specific therapies and technologies have resulted in higher priced supplies for hospitals, which have significantly decreased the profitability associated with a number of the medical procedures that hospitals perform. For implantable medical devices in particular, hospitals often have a limited ability to mitigate high unit costs because practicing physicians, who are usually not employed by the hospital, often prefer to choose the specific devices that will be used in the delivery of care. Furthermore, device vendors frequently market directly to the physicians, which reinforce physician preference for specific devices. Although hospitals are required to procure and pay for these devices, their ability to manage the costs is limited because the hospitals cannot influence the purchasing decision in the same way they are able to with other medical supplies.

•	Supply chain complexities. Despite the use of GPOs to obtain discounts on supplies, hospitals and health systems often do not optimally manage their supply costs due to decentralized purchasing decisions and varying clinical preferences. In addition, hospital supply procurement is highly complex given the vast number of supplies purchased subject to frequently changing contract terms. As a result, supplies are often purchased without a manufacturer contract, or off-contract, which results in higher prices. Furthermore, hospitals often fail to aggregate purchases of commodity-type supplies to take advantage of discounts based on purchase volume, or to recognize when they have qualified for these discounts.

•	Hospitals focus on clinical care. As organizations, hospitals have historically devoted the majority of their financial and operational resources to investing in people, technologies and infrastructure that improve the level and quantities of clinical care that they can provide. In part, this focus has been driven by hospitals’ historical ability to capture higher reimbursement for innovative, more sophisticated medical procedures and therapeutic specialties. Since hospitals’ overall financial and operational resources are limited, investments in higher quality clinical care have often come at the expense of investment in other infrastructure systems, including revenue capture, billing, and materials management. As a result, existing hospital operations and financial and information systems are often ill-suited to manage the increasing complexity and ongoing change that are inherent to the current reimbursement environment and supply procurement process.

MedAssets’ Solutions

Our technology-enabled products and services enable hospitals and health systems to reverse the trend of supply expense increasing at a greater rate than revenue. Our revenue cycle management products and services increase revenue capture and collection rates for hospitals and health systems by analyzing complex information sets, such as chargemasters and payor rules, to facilitate compliance with regulatory and payor requirements and the accurate and timely submission and tracking of invoices or claims. Our spend management products and services reduce supply expense through data management and spending analysis, such as master item files and hospital purchasing data. This enables us to assist hospitals in negotiating discounts on specific high-cost physician preference items and pharmaceuticals and allows our customers to optimize purchasing to further leverage the benefits of the vendor discounts negotiated by our group purchasing organization.

Our Competitive Strengths

Key elements of our competitive strengths include:

•	Comprehensive and flexible suite of solutions. Our proprietary applications are primarily delivered through SaaS-based software and are designed to integrate with our customers’ existing systems and work processes, rather than replacing enterprise software systems. As a result, our solutions are scalable and generally require minimal or no upfront investment by our customers. In addition, our products have been recognized as industry leaders, with our claims management and payor contract management software tools ranked #1 for the fourth consecutive year by KLAS Enterprises LLC, an independent organization that measures and reports on healthcare technology vendor performance. Moreover, we can offer our customers an opportunity to leverage our comprehensive and flexible set of product and service capabilities in order to help transform their operations through fundamental and sustainable process change and to ensure cost savings, revenue capture and/or cash flows.

•	Superior proprietary data. Our solutions are supported by proprietary databases compiled by leveraging the breadth of our customer base and product and service offerings over a period of years. We believe our databases are the industry’s most comprehensive, including our proprietary master item file containing approximately two million different product types and models, our chargemaster containing over 180,000 distinct charges, and our databases of governmental and other third-party payor rules and comprehensive pricing data. In addition, we integrate a hospital’s revenue cycle and spend management data sets to ensure that all chargeable supplies are accurately represented in the hospital’s chargemaster, resulting in increased revenue capture and enhanced regulatory compliance. This content also enables us to provide our customers with spend management decision support and analytical services, including the ability to effectively manage and control their contract portfolios and monitor pricing, tiers and market share. The breadth of our customer base and product and service offerings allows us to continually update our proprietary databases, ensuring that our data remains current and comprehensive.

•	Large and experienced sales force. We employ a highly-trained and focused sales team of approximately 130 people. Our sales force provides national coverage for establishing and managing customer relationships and maintains close relationships with senior management of hospitals and health systems, as well as other operationally-focused executives involved in areas of revenue cycle management and spend management. The size of our sales team allows us to have personnel that focus on enterprise sales, which we define as selling a comprehensive solution to healthcare providers, and on technical sales, which we define as sales of individual products and services. We utilize a highly-consultative sales process during which we gather extensive customer financial and operating data that we use to demonstrate that our solutions can yield significant near-term financial improvement. Our sales team’s compensation is highly variable and designed to drive profitable growth in sales to both current customers and new prospects, and to support customer satisfaction and retention efforts.

•	Long-term and expanding customer relationships. We collaborate with our customers throughout the duration of our relationship to ensure anticipated financial improvement is realized and to identify additional solutions that can yield incremental financial improvement. Our ability to provide measurable financial improvement and expand the value of our solutions over time has allowed us to develop strong relationships with our customers’ senior management teams. Our collaborative approach and ability to deliver measurable financial improvement has resulted in high retention of our large health system customers and, in turn, a predictable base of stable, recurring revenue.

•	Leading market position. We believe we hold a top three market share position in the two segments in which we operate. This relative market share advantage enables us to invest, at a greater level, in areas of our business to enhance our competitiveness through product innovation and development, sales and customer support, as well as employee training and development.

•	Proven management team and dynamic culture. Our senior management team has an average of 20 years experience in the healthcare industry, an average of seven years of service with us and a proven track record of delivering measurable financial improvement for healthcare providers. We believe that our current management team has the expertise and experience to continue to grow our business by executing our strategy without significant additional headcount in senior management positions. Our management team has established a customer-driven culture that encourages employees at all levels to focus on identifying and addressing the evolving needs of healthcare providers and has facilitated the integration of acquired companies.

•	Successful history of growing our business and integrating acquired businesses. Since inception, we have successfully acquired and integrated multiple companies across the healthcare revenue cycle and spend management sectors. For example, in 2003, we extended our spend management solutions by acquiring Aspen Healthcare Metrics LLC, a performance improvement consulting firm, and created a platform for our revenue cycle management solutions by acquiring OSI Systems, Inc. (part of our Revenue Cycle Management segment). We have enhanced the breadth of our solutions by acquiring XactiMed, Inc. (or “XactiMed”) and MD-X Solutions Inc. (or “MD-X”) in 2007, and Accuro Healthcare Solutions, Inc. (or “Accuro”) in 2008, with products and services that are complementary to our own, and supporting these acquired products and services with our enterprise-wide sales, account management, consulting and implementation services, which has contributed to increases in our revenue.

Our Strategy

Our mission is to partner with hospitals and health systems to enhance their financial strength through improved operating margins and cash flows. Key elements of our strategy include:

•	Continually improving and expanding our suite of solutions. We intend to continue to leverage our research and development team, proprietary databases and industry knowledge to further integrate our products and services and develop new financial improvement solutions for hospitals and healthcare providers. In addition to our internal research and development, we also intend to expand our portfolio of solutions through strategic partnerships and acquisitions that will allow us to offer incremental financial improvement to healthcare providers. Research and development of new products and successful execution and integration of future acquisitions are integral to our overall strategy as we continue to expand our portfolio of products.

•	Further penetrating our existing customer base. We intend to leverage our long-standing customer relationships and large and experienced sales team to increase the penetration rate for our comprehensive suite of solutions with our existing hospital and health system customers. We estimate the addressable market for existing customers to be a $4.1 billion revenue opportunity for our existing products and services. Within our large and diverse customer base, many of our hospital and health system customers utilize solutions from only one of our segments. The vast majority of our customers use less than the full suite of our solutions.

•	Attracting new customers. We intend to utilize our large and experienced sales team to aggressively seek new customers. We estimate that the addressable market for new customers for our revenue cycle management and spend management solutions represents a $2.8 billion revenue opportunity for our existing products and services. We believe that our comprehensive and flexible suite of solutions and ability to demonstrate financial improvement opportunities through our highly-consultative sales process will continue to allow us to successfully differentiate our solutions from those of our competitors.

•	Leveraging operating efficiencies and economies of scale and scope. The design, scalability and scope of our solutions enable us to efficiently deploy a customer-specific solution for our customers principally through web-based SaaS technologies. As we add new solutions to our portfolio and new customers, we expect to leverage our current capabilities to reduce the average cost of providing our solutions to our customers.

•	Maintaining an internal environment that fosters a strong and dynamic culture. Our management team strives to maintain an organization with individuals who possess a strong work ethic and high integrity, and who are recognized by their dependability and commitment to excellence. We believe that this results in attracting employees who are driven to achieve our long-term mission of being the recognized leader in the markets in which we compete. We believe that dynamic, customer-centric thinking will be a catalyst for our continued growth and success.

Business Segments

We deliver our solutions through two business segments, Revenue Cycle Management and Spend Management. Information about our business segments should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Revenue Cycle Management Segment

Our Revenue Cycle Management segment provides a comprehensive suite of products and services that span what has traditionally been viewed as the hospital revenue cycle. Progressing from a traditional revenue cycle solution, we have expanded the scope of revenue cycle to include products and services that may help to enhance the effectiveness of certain clinical and administrative functions performed within a hospital. We combine our revenue cycle workflow solutions with sophisticated decision support and business intelligence tools to increase financial improvement opportunities and regulatory compliance for our customers. Our suite of solutions provides us with significant flexibility in meeting customer needs. Some customers choose to actively manage their revenue cycle using internal resources that are supplemented with our solutions. Other customers have chosen end-to-end solutions that utilize our full suite of products and services spanning the entire revenue cycle workflow. Regardless of the client approach, we create timely, actionable information from the vast amount of data that exists in underlying customer information systems. In so doing, we enable financial improvement through successful process improvement, informed decision making, and implementation.

Revenue Cycle Technology and Services

Hospitals face unique content, data management, business process and claims processing challenges and can utilize our solutions to address these issues in the following stages of the revenue cycle workflow:

•	Patient access and financial responsibility. The initial point of patient contact and data collection during the admissions process is critical for efficient and effective claim adjudication. Our patient bill estimation, patient access workflow manager and process improvement tools and services promote accurate information and data capture, facilitate communication across revenue cycle operations and assist the hospital in the identification and collection of the patient’s ability to pay.

•	Charge capture and revenue integrity. Many hospitals need to have processes that ensure implementation of a defensible pricing strategy and compliance with third-party and government payor rules. Our charge integrity solutions help establish and sustain revenue integrity by identifying missed charges on billed claims. Our chargemaster and pricing solutions and workflow capabilities help hospitals accurately capture services rendered and present those services for billing with appropriate and compliant coding consistent with the hospital’s pricing methodology and payor rules.

•	Strategic pricing. We maintain a proprietary charge benchmark database that we estimate covers services resulting in over 95% of a hospital’s departmental gross revenues. Through our tools, hospitals are able to establish defensible pricing based on comparative charging benchmarks as well as hospital-specific costs to increase revenue while providing transparency to pricing strategies.

•	Case management, coding and documentation. Many hospitals need to have tools and processes to ensure accurate documentation and coding that adheres to complex and changing regulatory and payor requirements. For example, reimbursement mechanisms deployed by payors that shift length of stay cost risk to providers necessitate tools and processes to manage ongoing payor authorization and concurrent denials management while the patient is being treated. Our solutions help hospitals improve workflow and management of covered days and length of stay to prevent denied days and reduced reimbursement in order to negotiate the complexities of documentation and coding and streamline the payor authorization communication channel.

•	Claims processing. Following aggregation of all necessary claim data by a hospital’s patient accounting system, a hospital must deliver claims to payors electronically. Our claims processing tools enhance the process with comprehensive edits and workflow technology to correct non-compliant invoices prior to submission. The efficiency that this tool provides expedites processing and, by extension, receipt of cash while reducing the resources required to adjudicate claims.

•	Denials management and reimbursement integrity. The collection of reimbursable dollars requires successful payor management and communication, and a proactive approach to managing the accuracy of payor reimbursement of claims. Our contract payor management and denial management solutions identify and account for all payor underpayments, full or partial denials and target problem areas that affect the bottom line to improve collection of receivables due from payors. We have coupled this workflow with reporting that provides transparency into the reimbursable dollars management process.

•	Revenue recovery and accounts receivable management. Our solutions help to ensure appropriate payment is received for the services provided. We help manage accounts receivable (A/R) performance to accelerate payments and to increase net revenues. Our revenue recovery services collect additional cash by detecting inappropriate discounting and inaccurate payments by payors, including silent PPOs, recovering revenue from denied claims and providing Medicare RAC audit review and appeal services.

•	Revenue cycle and supply chain integration. Our CrossWalk solution, utilizing our proprietary master item file containing approximately four million different product types and models and our proprietary chargemaster containing over 180,000 distinct charges, integrates a hospital’s supply chain and revenue cycle to provide side-by-side visibility into supply charge and cost data and the corresponding charges in the hospital’s chargemaster to ensure that all chargeable supplies are accurately represented in the chargemaster.

Decision Support and Performance Analytics

Our decision support software provides customers with an integrated suite of business intelligence tools designed to facilitate hospital decision-making by integrating clinical, financial and operational information into a common data set for accuracy and ease of use across the organization. A new, upgraded version of our decision support software solution suite was introduced in October 2008. Key components include:

•	Budgeting. A paperless workflow management tool that streamlines the set-up of multiple forecasts and spread methods, deploys the budget to multiple end-users and monitors the completion of the budget.

•	Cost accounting. An application that guides the process of developing cost standards, calculating case costs, and allocating overhead; includes microcosting, open charge codes, relative value unit measurements, and markup.

•	Cost management. A costing application that enables customers to obtain and maintain detailed costs of goods and services, including accounting for resources to perform procedures, to help establish the relative cost of providing services.

•	Contract analytics. A comprehensive tool that supports all aspects of the contracting process, including contract modeling, negotiation, expected payment calculation, compliance and monitoring.

•	Clinical analytics. A tool that integrates clinical data with financial and administrative data to help assess the quality and cost of services, including the evaluation of service lines, physician treatment protocols and quality outcomes.

•	Key indicators. A dashboard application that provides access to customer-defined business intelligence data to identify emerging trends and monitor key financial and performance indicators on stated business objectives, including profitability per referring physician and per procedure.

Spend Management Segment

Our Spend Management segment helps our customers manage their non-labor expense categories through a combination of group purchasing, performance improvement consulting, including implantable physician preference items, or PPI, cost and utilization management and service line consulting, and business intelligence tools.

Group Purchasing

Our group purchasing organization utilizes a national contract portfolio consisting of over 1,700 contracts with approximately 1,150 manufacturers, distributors and other vendors, a custom and local contracting function and aggregated group buys, to efficiently connect manufacturers, distributors and other vendors with our healthcare provider customers. We use the aggregate purchasing power of our healthcare provider customers to negotiate pricing discounts and improved contract terms with vendors. Contracted vendors pay us administrative fees based on the purchase price of goods and services sold to our healthcare provider customers purchasing under the contracts we have negotiated.

•	Flexible contracting. Our national portfolio of contracts provides access to a wide range of products and services that we offer through the following programs: medical/surgical supplies; pharmaceuticals; laboratory supplies; capital equipment; information technology; food and nutritional products; and purchased non-labor services. Our national portfolio of contracts is designed to provide our healthcare provider customers with a flexible solution, including pricing tiers based on purchase volume and multiple sources for many products and services. We have adopted this strategy because of the diverse nature of our healthcare provider customers and the significant number of factors, including overall size, service mix, for-profit versus not-for-profit status, and the degree of integration between hospitals in a health system, that influence and dictate their needs. Utilizing the market information we obtain through providing our spend management solutions, we constantly evaluate the depth, breadth and competitiveness of our contract portfolio.

•	Custom and local contracting. Our national portfolio of contracts is customer-driven and designed for maximum flexibility; however, contracts designed to meet the needs of numerous healthcare providers will not always deliver savings for individual healthcare providers. To address this challenge, we have developed a custom contracting capability that enables us to negotiate custom contracts on behalf of our group purchasing organization customers.

•	Aggregated purchasing for capital equipment. We have also developed a program for aggregating customer purchases for capital intensive medical equipment. After our in-house market research team identifies customer needs within defined capital product or service categories, such as diagnostic imaging, cardiac catheterization laboratory and design and construction, we manage a competitive bidding process for the combined volume of customer purchasers to identify the vendors that provide the greatest level of value, as defined by both clinical effectiveness and cost of ownership across the equipment lifecycle.

Performance Improvement Consulting and Analytics

Our management consulting services use a combination of data and performance analysis, demonstrated best practices and experienced consultants to reduce clinical costs and increase operational efficiency. Our focus is on delivering significant and sustainable financial and operational improvement in the following areas:

•	PPI Cost and Utilization Management. Implantable medical device (“PPI”) costs represent approximately 40% of the total supply expense of a typical hospital. PPI includes expensive medical devices and implantables (e.g., stents, catheters, heart valves, pacemakers, leads, total joint implants, spine implants and bone products) in the areas of cardiology, orthopedics, neurology, and other highly advanced and innovative service lines, as well as branded pharmaceuticals. We assist healthcare providers with PPI cost reduction by providing data and utilization analyses and pricing targets, and by facilitating the implementation and request for proposal processes for PPI in the following areas: cardiac rhythm management, cardiovascular surgery, orthopedic surgery, spine surgery and interventional procedures.

•	Service Line Improvement. We assist providers in evaluating their service lines and identifying areas for clinical resource improvement through a rigorous process that includes advanced data analysis of utilization, profitability and other operational metrics. Specific areas of our service line expertise include cardiac and vascular surgery, invasive cardiology and rhythm management, medical cardiology, orthopedic surgery, spine and neurology, and general surgery.

•	Service Line Analytics. We offer a SaaS or web-based business intelligence solution, supported by consulting services, for the ongoing control and management of supply costs. Using data from a hospital’s information systems, including clinical, financial and supply-cost data reported by service lines and DRGs, we identify opportunities for cost reduction and develop a management plan to achieve improved financial results.

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

Other Information About the Business

Customers

As of December 31, 2009, our customer base included over 125 health systems and, including those that are part of our health system customers, more than 3,300 acute care hospitals and approximately 40,000 ancillary or non-acute provider locations. Our group purchasing organization has contracts with approximately 1,150 manufacturers, distributors and other vendors that pay us administrative fees based on purchase volume by our healthcare provider customers. The diversity of our large customer base ensures that our success is not tied to a single healthcare provider or GPO vendor. No single customer or GPO supplier accounts for more than four percent of our total net revenue for any period included in this annual report on Form 10-K. Additionally, our customers are located primarily throughout the United States and to a lesser extent, Canada.

Strategic Business Alliances

We complement our existing products and services and R&D activities by entering into strategic business relationships with companies whose products and services complement our solutions. For example, we maintain a strategic relationship with Foodbuy LLC, which is the nation’s largest GPO that is focused exclusively on the foodservice marketplace and manages more than $5 billion in food and food-related purchasing. Through this relationship, customers of our group purchasing organization have access to Foodbuy’s contract portfolio and related suite of procurement services. Under our arrangement with Foodbuy, we receive a portion of the administrative fees paid to Foodbuy on sales of goods and services to our healthcare provider customers. We also have co-marketing arrangements with entities whose products and services complement our solutions, such as accounts payable purchasing as well as financial eligibility qualification and registration quality for patients at the point of admission.

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

Our revenue cycle management solutions compete with products and services provided by large, well-financed and technologically-sophisticated entities, including: information technology providers such as Eclipsys Corporation, McKesson Corporation and Siemens Corporation, Inc.; consulting firms such as Accenture Ltd., Accretive Health, Inc., Deloitte & Touche LLP, Ernst & Young LLP, Huron Consulting, Inc., Navigant Consulting, Inc. and The Advisory Board Company; and providers of niche products and services such as Concuity Inc., Craneware Inc., Ingenix (formerly CareMedic Systems, Inc.), Emdeon Inc., Passport Health Communications, Inc. and The SSI Group, Inc. We also compete with hundreds of smaller niche companies.

Within our Spend Management segment, in addition to a number of the consulting firms listed above, our primary competitors are GPOs. There are more than 600 GPOs in the United States, of which approximately 30 negotiate sizeable contracts for their customers, while the remaining GPOs negotiate minor agreements with regional vendors for services. Six GPOs, including us, account for approximately 85 percent of the market. We primarily compete with Amerinet Inc., Broadlane, HealthTrust LLC, Novation LLC and Premier, Inc.

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

Employees

As of December 31, 2009, we had approximately 2,200 full time employees.

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

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, trade secrets, copyrights and trademarks, as well as customary contractual protections.

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

Research and Development

Our research and development, or R&D, expenditures primarily consist of our investment in internally developed software. We incurred $35.4 million, $27.5 million and $14.6 million for R&D activities in 2009, 2008 and 2007, respectively, and we capitalized 46.3%, 40.4% and 46.7% of these expenses, respectively. As of December 31, 2009, our software development, product management and quality assurance activities involved approximately 380 employees. We expect to incur significant research and development costs in the future due to our continuing investment in internally developed software as we intend to release new features and functionality, expand our content offerings, upgrade and extend our service offerings, and develop new technologies.

Information Availability

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are available free of charge on our website (www.medassets.com under the “Investor Relations” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC” or the “Commission”). The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise.

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

The market for our products and services is fragmented, intensely competitive and characterized by the frequent introduction of new products and services and by rapidly evolving industry standards, technology and customer needs. Our revenue cycle management products and services compete with products and services provided by large, well-financed and technologically-sophisticated entities, including: information technology providers such as Eclipsys Corporation, McKesson Corporation, and Siemens Corporation, Inc.; consulting firms such as Accenture Ltd., Accretive Health, Inc., Deloitte & Touche LLP, Ernst & Young LLP, Huron Consulting, Inc., Navigant Consulting, Inc. and The Advisory Board Company; and providers of niche products and services such as Concuity Inc., Craneware Inc., Ingenix (formerly CareMedic Systems, Inc.), Emdeon Inc., Passport Health Communications, Inc. and The SSI Group, Inc. The primary competitors to our spend management products and services are other large GPOs, such as Amerinet, Broadlane, HealthTrust LLC, Novation LLC and Premier, Inc., as well as a number of the consulting firms named above. In addition, some large health systems may choose to contract directly with vendors for some of their larger categories of supply expenses.

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

We cannot be certain that we will be able to retain our current customers or expand our customer base in this competitive environment. If we do not retain current customers or expand our customer base, our business and results of operations will be harmed. Additionally, as a result of larger agreements that we have entered into in the recent past with certain of our customers, a larger portion of our revenue is now attributable to a smaller group of customers. Although no single customer accounts for more than four percent of our total net revenue as of December 31, 2009, any significant loss of business from these large customers could have a material adverse effect on our business, results of operations and financial condition. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business. Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power and economic conditions may force additional consolidation. As the healthcare industry consolidates, competition to provide services to industry participants will become more intense and the importance of existing relationships with industry participants will become greater.

We may face pricing pressures that could limit our ability to maintain or increase prices for our products and services.

We may be subject to pricing pressures with respect to our future sales arising from various sources, including, without limitation, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action affecting reimbursement and certain of our customers who experience significant financial stress. If our competitors are able to offer products and services that result, or that are perceived to result, in customer financial improvement that is substantially similar to or better than the financial improvement generated by our products and services, we may be forced to compete on the basis of additional attributes, such as price, to remain competitive. In addition, as healthcare providers consolidate to create integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. Our customers and the other entities with which we have a business relationship are affected by changes in regulations and limitations in governmental spending for Medicare and Medicaid programs. Government actions could limit government spending for the Medicare and Medicaid programs, limit payments to healthcare providers, and increase emphasis on competition and other programs that could have an adverse effect on our customers and the other entities with which we have a business relationship. Additionally, if our current and prospective customers do not benefit from any broader economic recovery, this may exacerbate pricing pressure.

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

A key element of our strategy is to market our products and services directly to large healthcare providers, such as health systems and acute care hospitals and to increase the number of our products and services utilized by existing health system and acute care hospital customers. The evaluation process is often lengthy and involves significant technical evaluation and commitment of personnel by these organizations. The use of our products and services may also be delayed due to an inability or reluctance to change or modify existing procedures. If we are unable to sell additional products and services to existing health system and hospital customers, or enter into and maintain favorable relationships with other large healthcare providers, our revenue could grow at a slower rate or even decrease.

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

If we are unable to maintain our third party providers, strategic alliances or enter into new alliances, we may be unable to grow our current base business.

Our business strategy includes entering into strategic alliances and affiliations with leading healthcare service providers. We work closely with our strategic partners to either expand our penetration in certain areas or classes of trade, or expand our market capabilities. We may not achieve our objectives through these alliances. Many of these companies have multiple relationships and they may not regard us as significant to their business. These companies may pursue relationships with our competitors or develop or acquire products and services that compete with our products and services. In addition, in many cases, these companies may terminate their relationships with us with little or no notice. If existing alliances are terminated or we are unable to enter into alliances with leading healthcare service providers, we may be unable to maintain or increase our market presence.

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

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes

We have and may continue to have a significant amount of indebtedness. At December 31, 2009, we had total indebtedness of $215.2 million. Our interest expense for the year ended December 31, 2009 was $18.1 million. As the rate at which interest is assessed on our outstanding indebtedness is variable, a modest interest rate increase could result in a substantial increase in interest expense. As a method to mitigate this risk, during 2007, we entered into an interest rate collar for $155.0 million of our indebtedness and the terms of such hedging agreement expire June 30, 2010, prior to the maturity date of our indebtedness (the interest rate collar sets a maximum interest rate of 6.0% and a minimum interest rate of 2.85%). During 2009, we entered into a London Inter-bank Offered Rate (or “LIBOR”) interest rate swap with a notional amount of $138.3 million beginning June 30, 2010, which effectively converts a portion of our variable rate term loan credit facility to a fixed rate debt. The notional amount subject to the swap has pre-set quarterly step downs corresponding to our anticipated principal reduction schedule. The interest rate swap converts the three-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 1.99% (exclusive of the applicable bank margin charged by our lender).

Our substantial indebtedness could adversely affect our financial health in the following ways:

•	a material portion of our cash flow from operations must be dedicated to the payment of interest on and principal of our outstanding indebtedness, thereby reducing the funds available to us for other purposes, including working capital, acquisitions and capital expenditures;

•	our substantial degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or other adverse events in our business or our industry;

•	our substantial degree of leverage could impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes limiting our ability to maintain the value of our assets and operations; and

•	our revolving credit facility matures in October 2011 and our term loan facility matures in October 2013. If cash flow from operations is less than our debt service responsibilities, we may face financial risk that could increase interest expense and hinder our ability to refinance our debt obligations.

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

Due to the challenging conditions of the financial markets and uncertain economic environment, our lenders may not be able to fund our borrowings under our revolving credit facility.

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

Rules and regulations applicable to sales and use tax vary significantly from state to state. In addition, the applicability of these rules given the nature of our products and services, is subject to change.

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

We initially evaluate the collectability of our accounts receivable based on a number of factors, including a specific client’s ability to meet its financial obligations to us, the length of time the receivables are past due and historical collections experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from clients. Many of our customers are under intense financial pressure whose operations are characterized by declining or negative margins. If circumstances related to specific clients change, especially those of our larger clients, as a result of economic conditions or otherwise, such as a limited ability to meet financial obligations due to bankruptcy, or if conditions deteriorate such that our past collection experience is no longer relevant, the amount of accounts receivable that we are able to collect may be less than our previous estimates as we experience bad debt in excess of reserves previously recorded.

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

If we lose key personnel or if we are unable to attract, hire, integrate and retain key personnel, our business would be harmed.

Our future success depends in part on our ability to attract, hire, integrate and retain key personnel. Our future success also depends on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. In particular, John A. Bardis, our chairman, president and chief executive officer and Rand A. Ballard, our chief operating officer and chief customer officer, are critical to the management of our business and operations and the development of our strategic direction. The loss of services of Messrs. Bardis or Ballard or any of our other executive officers or key personnel could have a material adverse effect on our business. The replacement of any of these key individuals would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees or subcontractors with respect to third parties. If there was a disclosure of confidential information, or if a third party were to gain unauthorized access to the confidential information we possess, our operations could be seriously disrupted, our reputation could be harmed and we could be subject to claims pursuant to our agreements with our customers or other liabilities. In addition, if this were to occur, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents, or data and therefore be subject to civil or criminal liability or regulatory action. While we maintain professional liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim that is brought against us that is uninsured or under-insured could harm our business, financial conditions and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

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

In recent years, the group purchasing industry and some of its largest purchasing customers have been reviewed by the Senate Judiciary Subcommittee on Antitrust, Competition Policy and Consumer Rights for possible conflict of interest and restraint of trade violations. As a response to the Senate Subcommittee inquiry, our company joined other GPOs to develop a set of voluntary principles of ethics and business conduct designed to address the Senate’s concerns regarding anti-competitive practices. The voluntary code was presented to the Senate Subcommittee in March 2006. In addition, we maintain our own Standards of Business Conduct that provide guidelines for conducting our business practices in a manner that is consistent with antitrust and restraint of trade laws and regulations. Although there has not been any further inquiry by the Senate Subcommittee since March 2006, the Senate, the Department of Justice, the Federal Trade Commission or other state or federal governing entity could at any time develop new rules, regulations or laws governing the group purchasing industry that could adversely impact our ability to negotiate pricing arrangements with vendors, increase reporting and documentation requirements or otherwise require us to modify our pricing arrangements in a manner that negatively impacts our business and financial results. On August 11, 2009, we, and several other GPOs, received a letter from Senators Charles Grassley, Herb Kohl and Bill Nelson requesting information concerning the different relationships between and among our GPO and its clients, distributors, manufacturers and other vendors and suppliers, and requesting certain information about the services the GPO performs and the payments it receives. On September 25, 2009, we and several other GPOs received a request for information from the Government Accountability Office (GAO), also concerning our GPO’s services and relationships with our clients. Subsequently, we, and other GPOs, received follow-up requests for additional information. We have fully complied with all of these requests.

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

Because of current macro-economic conditions including continued disruptions in the broader capital markets, the lingering effect of the weakened economy coupled with small reserves and thin operating margins, cash flow and access to credit can be problematic for many healthcare delivery organizations. While we believe we are well positioned through our product and service offerings to assist hospitals and health systems who are dealing with increasing and intense financial pressures, it is unclear what long-term effects these conditions will have on the healthcare industry and in turn on our business, financial condition and results of operations.

In addition, in February 2009 the United States Congress enacted the HITECH Act, as part of ARRA. The HITECH Act requires that hospitals and health systems make investments in their clinical information systems, including the adoption of electronic medical records. While we believe that increased emphasis on electronic medical records by hospitals and health systems will also drive demand for SaaS-based tools, such as ours, to help rationalize and standardize patient and clinical data for efficient and accurate use, we cannot be certain that such demand will materialize nor can we be certain that we will be benefit from it.

Further, federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system, including those recently initiated to counter the effects of the current economic turmoil, as well as, the healthcare reform legislation currently under consideration by the U.S. Congress. These programs and plans may contain proposals to increase governmental involvement in healthcare, create a universal healthcare system, lower reimbursement rates or otherwise significantly change the environment in which healthcare industry providers currently operate. We do not know what effect, if any, such proposals may have on our business.

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

If third-party payors do not approve products for reimbursement or fail to reimburse for them adequately, our customers may suffer adverse financial consequences which, in turn, may reduce the demand for and ability to purchase our products or services. In addition CMS, which administers the Medicare and federal aspects of state Medicaid programs, has issued complex rules requiring pharmaceutical manufacturers to calculate and report drug pricing for multiple purposes, including the limiting of reimbursement for certain drugs. These rules generally exclude from the pricing calculation administrative fees paid by drug manufacturers to GPOs such as the company if the fees meet CMS’ “bona fide service fee” definition. There can be no assurance that CMS will continue to allow exclusion of GPO administrative fees from the pricing calculation, or that other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on our business. Further, we do not know what effect, if any, the healthcare reform legislation currently under consideration by the U.S. Congress will have on third-party reimbursement.

Federal and state privacy and security laws may increase the costs of operation and expose us to civil and criminal sanctions.

We must comply with extensive federal and state requirements regarding the use, retention and security of patient healthcare information. The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These restrictions and requirements are set forth in the Privacy Rule and Security Rule portions of HIPAA. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex system of requirements on covered entities for complying with this basic standard. Under the HIPAA Security Rule, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.

The HIPAA Privacy and Security Rules have historically applied directly to covered entities, such as our customers who are healthcare providers that engage in HIPAA-defined standard electronic transactions. Because some of our customers disclose protected health information to us so that we may use that information to provide certain consulting or other services to those customers, we are a “business associate” of those customers. In order to provide customers with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our customers. Such agreements must, among other things, provide adequate written assurances:

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

With the enactment of the HITECH Act, the privacy and security requirements of HIPAA have been modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. In other words, we must now directly comply with certain aspects of the Privacy and Security Rules, and are also subject to enforcement for a violation of HIPAA standards. Significantly, the HITECH Act also establishes new mandatory federal requirements for both covered entities and business associates regarding notification of breaches of security involving protected health information.

Any failure or perception of failure of our products or services to meet HIPAA standards and related regulatory requirements could expose us to certain notification, penalty and/or enforcement risks and could adversely affect demand for our products and services, and force us to expend significant capital, research and development and other resources to modify our products or services to address the privacy and security requirements of our customers and HIPAA.

In addition to our obligations under HIPAA, most states have enacted patient confidentiality laws that protect against the disclosure of confidential medical information, and many states have adopted or are considering adopting further legislation in this area, including privacy safeguards, security standards, and data security breach notification requirements. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we are required to comply with them as well.

We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the associated costs of compliance. For example, the federal Office of the National Coordinator for Health Information Technology, or ONCHIT, is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records in the healthcare sector. We are unable to predict what, if any, impact the creation of such standards will have on our products, services or compliance costs. Failure by us to comply with any of the federal and state standards regarding patient privacy, identity theft prevention and detection, and data security may subject us to penalties, including civil monetary penalties and in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain customers and attract new customers.

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

For example, our amended and restated certificate of incorporation provides for a staggered board of directors, whereby directors serve for three-year terms, with approximately a third of the directors coming up for re-election each year. Having a staggered board could make it more difficult for a third party to acquire us through a proxy contest. Other provisions that may discourage, delay or prevent a change in control or changes in management include:

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

Facilities and Property

We do not own any real property and lease our existing facilities. Our principal executive offices are located in leased office space in Alpharetta, Georgia. Our facilities accommodate product development, marketing and sales, information technology, administration, training, graphic services and operations personnel. As of December 31, 2009, we leased office space to support our operations in the following locations:

		Principal
		Business
	Floor Area	Function or
Location	(Sq. Feet)	Segment	End of Term	Renewal Option

Alpharetta, Georgia	21,914	Corporate	March 31, 2015	Period of five additional years
Alpharetta, Georgia	89,424	RCM	March 31, 2015	Period of five additional years
Atlanta, Georgia	7,712	SM	December 31, 2012	None
Bellevue, Washington	5,535	RCM	June 30, 2013	Period of five additional years
Billerica, Massachusetts	13,009	RCM	June 30, 2010	None
Bridgeton, Missouri	26,341	SM	June 30, 2013	Two periods of five additional years
Cape Girardeau, Missouri(1)	58,664	SM	July 31, 2017	Period of three additional years
Centennial, Colorado	13,653	SM	February 29, 2016	Two periods of three additional years
Dallas, Texas	55,420	RCM	February 28, 2011	Two periods of five additional years
El Segundo, California	31,536	RCM / SM	January 18, 2018	Period of five additional years
Franklin, Tennessee	7,081	SM	July 1, 2011	Period of three additional years
Mahwah, New Jersey	26,000	RCM	June 30, 2010	Period of five additional years
Nashville, Tennessee	17,794	RCM	July 31, 2011	Two periods of five additional years
Plano, Texas	49,606	RCM	December 31, 2021	Two periods of five additional years
Raleigh, North Carolina	3,115	RCM	April 30, 2011	Period of three additional years
Richardson, Texas	24,959	RCM	October 31, 2011	Period of five additional years
Richardson, Texas	3,588	RCM	May 31, 2013	Period of three additional years
Saddle River, New Jersey	19,361	RCM	January 31, 2016	None
Southborough, Massachusetts	4,342	RCM	March 31, 2014	Period of five additional years
Yakima, Washington	10,000	RCM	October 31, 2010	Period of two additional years

(1)	See “Finance Obligation” in Note 6 to our Consolidated Financial Statements for a discussion of the capital lease treatment of our Cape Girardeau facility, lease term ending July 31, 2017.

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

As of December 31, 2009, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

In January 2010, we amended our Centennial, Colorado lease and acquired 4,281 square feet of additional office space. The lease amendment will be effective March 1, 2010 and the term of the lease remained unchanged.

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

In August 2007, the former owner of Med-Data Management, Inc. (or “Med-Data”) disputed our earn-out calculation made under the Med-Data Asset Purchase Agreement and alleged that we failed to fulfill our obligations with respect to the earn-out. In November 2007, the former owner filed a complaint alleging that we failed to act in good faith with respect to the operation of Med-Data subsequent to the acquisition which affected the earn-out calculation. The Company refutes these allegations and is vigorously defending itself against these allegations. On March 21, 2008 we filed an answer, denying the plaintiffs’ allegations and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the status of their relationship with their largest customer. Discovery has been completed and briefing has been completed on MedAssets’ and plaintiffs’ dispositive motions, but we currently cannot estimate any probable outcome and have not recorded a loss contingency in our Consolidated Statement of Operations. The maximum earn-out payable under the Asset Purchase Agreement is $4.0 million. In addition, the plaintiffs claim that Ms. Hodges, one of the plaintiffs, is entitled to the accelerated vesting of options to purchase 140,000 shares of our common stock that she received in connection with her employment agreement with the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is publicly traded on the Nasdaq Global Select Market under the ticker symbol “MDAS.” The following chart sets forth, for the periods indicated, the high and low sales prices of our common stock on the Nasdaq Global Select Market.

Price Range of Common Stock

	Price Range
	of Common Stock
Period	High	Low

Fourth Quarter 2009	$24.74	$18.20
Third Quarter 2009	$23.81	$17.22
Second Quarter 2009	$19.73	$13.73
First Quarter 2009	$16.00	$11.05
Fourth Quarter 2008	$16.30	$10.70
Third Quarter 2008	$18.52	$15.00
Second Quarter 2008	$18.92	$12.99
First Quarter 2008	$23.08	$14.70

At February 18, 2010 the last reported sale price for our common stock was $20.26 per share. As of February 18, 2010 there were 193 holders of record of our common stock and approximately 7,200 beneficial holders.

Dividend Policy

We did not pay any dividends during the fiscal years ended December 31, 2009 and 2008, respectively. We currently anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying any cash dividends for the foreseeable future. The payment of dividends, if any, is subject to the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current and any future financing arrangements, legal restrictions on the payment of dividends and other factors our board of directors deems relevant. Our current credit facility includes restrictions on our ability to pay dividends.

Equity Compensation Plan Information

The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth below, as of December 31, 2009:

Number of
	Securities to be			Number of Securities
	Issued Upon			Remaining Available for
	Exercise of			Future Issuance
	Outstanding		Weighted-Average	Under Equity
	Options,		Exercise Price of	Compensation Plans
	Warrants		Outstanding Options,	(Excluding Securities
	and Rights		Warrants and Rights	Reflected in Column (a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders	8,977,945	(1)	$11.58	1,836,540	(2)
Equity compensation plans not approved by security holders	—		—	—

Total(3)	8,977,945		$11.58	1,836,540

(1)	This amount includes 6,244,181 common stock options, 2,696,261 stock-settled stock appreciation rights (or “SSARs”) and 37,503 common stock warrants issued under our Long Term Performance Incentive Plan (effected in 2008), 2004 Long Term Equity Incentive Plan, and 1999 Stock Incentive Plan.

(2)	All securities remaining available for future issuance are issuable under our Long Term Performance Incentive Plan. See Note 10 to our Consolidated Financial Statements for discussion of the equity plans.

(3)	The above number of securities to be issued upon exercise of outstanding options, warrants and rights does not include 200,675 options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. These options have a weighted average exercise price of $1.67.

Sales of Unregistered Securities

Set forth below is information regarding shares of common stock and preferred stock issued, and options and warrants granted, by us in the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such shares, options and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed. All then outstanding shares of preferred stock, including those shares described below, were immediately converted to common stock upon the closing of our initial public offering in December 2007. We had no preferred stock outstanding as of December 31, 2009, 2008 or 2007.

Common stock

During the fiscal years ended December 31, 2009 and 2008, we issued approximately 227,000 and 84,000, respectively, of unregistered shares of our common stock in connection with stock option exercises related to options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.3 million and $0.1 million in consideration in connection with these stock option exercises for the fiscal years ended December 31, 2009 and 2008, respectively.

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

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 13, 2007 to December 31, 2009 with the cumulative total return of (i) the companies traded on the NASDAQ Global Select Market (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer & Data Processing Index.

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*
Among MedAssets Inc., The NASDAQ Composite Index
And The NASDAQ Computer & Data Processing Index

*	Assumes $100 invested in the Company’s common stock on December 13, 2007 and in each index on November 30, 2007, and the reinvestment of all dividends.

	12/13/2007	12/07	12/08	3/09	6/09	9/09	12/09
MedAssets Inc.	100.00	116.78	71.22	69.51	94.88	110.10	103.46
NASDAQ Composite	100.00	99.71	58.93	57.11	68.59	79.42	85.12
NASDAQ Computer & Data Processing	100.00	103.08	58.90	60.18	74.14	82.69	94.11

ITEM 6.	SELECTED FINANCIAL DATA.

Our historical financial data as of and for the fiscal years ended December 31, 2009, 2008 and 2007 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and such data as of and for the fiscal year ended December 31, 2006 and 2005 has been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

Historical results of operations are not necessarily indicative of results of operations or financial condition in the future or to be expected in the future. Refer to Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for a summary of management’s primary metrics to measure the consolidated financial performance of our business, which includes non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted cash EPS. The summary historical consolidated financial data and notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,
	2009	2008(1)	2007(2)	2006(3)	2005
	(In thousands, except per share data)

Statement of Operations Data:
Net revenue:
Revenue Cycle Management	$205,918	$151,717	$80,512	$48,834	$20,650
Spend Management	135,363	127,939	108,006	97,401	77,990

Total net revenue	341,281	279,656	188,518	146,235	98,640
Operating expenses:(4)
Cost of revenue (inclusive of certain depreciation and amortization expense; Note 2)	74,651	51,548	27,983	15,601	7,491
Product development expenses	18,994	16,393	7,785	7,163	3,078
Selling and marketing expenses	45,282	43,205	35,748	32,205	23,740
General and administrative expenses	110,661	91,481	64,817	55,363	39,146
Depreciation	13,211	9,793	7,115	4,822	3,257
Amortization of intangibles	28,012	23,442	15,778	11,738	7,780
Impairment of property and equipment, intangibles and in process research and development (5)	—	2,272	1,204	4,522	368

Total operating expenses	290,811	238,134	160,430	131,414	84,860

Operating income	50,470	41,522	28,088	14,821	13,780
Other income (expense)
Interest expense	(18,114)	(21,271)	(20,391)	(10,921)	(6,995)
Other income (expense)	417	(1,921)	3,115	(3,917)	(837)

Income (loss) before income taxes	32,773	18,330	10,812	(17)	5,948
Income tax expense (benefit)	12,826	7,489	4,516	(8,860)	(10,517)

Net income	19,947	10,841	6,296	8,843	16,465
Preferred stock dividends and accretion	—	—	(16,094)	(14,713)	(14,310)

Net income (loss) attributable to common stockholders	$19,947	$10,841	$(9,798)	$(5,870)	$2,155
Income (loss) per share basic	$0.36	$0.22	$(0.75)	$(0.67)	$0.10
Income (loss) per share diluted	$0.34	$0.21	$(0.75)	$(0.67)	$0.08
Shares used in per share calculation basic	54,841	49,843	12,984	8,752	22,064
Shares used in per share calculation diluted(6)	57,865	52,314	12,984	8,752	25,938

(1)	Amounts include the results of operations of Accuro (as part of the Revenue Cycle Management segment) from June 2, 2008, the date of acquisition.
(2)	Amounts include the results of operations of XactiMed (as part of the Revenue Cycle Management segment) from May 18, 2007 and MD-X (as part of the Revenue Cycle Management segment) from July 2, 2007, the respective dates of acquisition.

(3)	Amounts include the results of operations of Avega Health Systems Inc., or Avega, (as part of the Revenue Cycle Management segment) from January 1, 2006, the date of acquisition.

(4)	We adopted generally accepted accounting principles relating to stock compensation, on January 1, 2006. Total share-based compensation expense for each period presented is as follows:

	Fiscal Year Ended December 31,
	2009	2008	2007	2006	2005
		(In thousands)

Cost of revenue	$3,063	$1,983	$877	$834	$—
Product development	866	721	350	517	—
Selling and marketing	2,920	1,894	1,050	597	—
General and administrative	9,803	3,952	3,334	1,309	423

Total share-based compensation expense	$16,652	$8,550	$5,611	$3,257	$423

(5)	The impairment of intangibles during 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradenames and internally developed software products deemed impaired due to the integration of Accuro’s operations and products. The impairment of intangibles during 2007 and 2006 primarily relates to the write-off of in-process research and development from XactiMed and Avega at the time of acquisition. In 2005, impairment of intangibles primarily relates to software impairments.

(6)	For the years ended December 31, 2007 and 2006, the effect of dilutive securities has been excluded because the effect is antidilutive as a result of the net loss attributable to common stockholders.

Consolidated Balance Sheet Data:

	Fiscal Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Cash and cash equivalents(1)	$5,498	$5,429	$136,972	$23,459	$68,331
Current assets	95,980	80,254	190,208	57,380	98,300
Total assets	778,544	773,860	526,379	277,204	219,713
Current liabilities	99,344	139,308	75,513	67,387	52,280
Total non-current liabilities(2)	241,828	251,613	221,351	181,159	98,523
Total liabilities	341,172	390,921	296,864	248,546	150,803
Redeemable convertible preferred stock(1)	—	—	—	196,030	169,644
Total stockholder’s equity (deficit)(1)	437,372	382,939	229,515	(167,372)	(100,734)
Cash dividends declared per share(3)	$—	$—	$2.48	$2.66

(1)	In September 2008, we instituted an auto borrowing and repayment plan whereby our excess cash balances are voluntarily used by the credit agreement administrative agent to pay down outstanding loan balances under our revolving credit facility on a daily basis. We initiated this auto borrowing and repayment plan in order to reduce the amount of interest expense incurred. At December 31, 2009 and 2008, we had a positive cash and cash equivalents balance because we had a zero balance on our revolving credit facility. As a result of our initial public offering of our common stock which closed on December 18, 2007, we received $216.6 million of net cash proceeds and subsequently paid down indebtedness by $120.0 million on the same date. In conjunction with the offering, all redeemable convertible preferred shares were converted to common shares.

(2)	Inclusive of capital lease obligations and long-term notes payable.

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

Overview

We provide technology-enabled products and services which together deliver solutions designed to improve operating margin and cash flow for hospitals, health systems and other ancillary healthcare providers. Our solutions are designed to efficiently analyze detailed information across the spectrum of revenue cycle and spend management processes. Our solutions integrate with existing operations and enterprise software systems of our customers and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and customers are primarily located throughout the United States and to a lesser extent, Canada.

MedAssets delivered strong financial performance in 2009. Our full-year results included total consolidated net revenue of $341.3 million, a 22.0% increase over 2008, net income almost doubled to reach $19.9 million, or earnings of $0.34 per diluted share and adjusted EBITDA of $111.4 million, up 24.2% over last year. These results were primarily driven by growth in our comprehensive revenue cycle services capabilities as well as increased demand for our reimbursement technology tools. In particular, we saw strength in our charge capture audit, claims management and contract management tools. Although our core GPO volume grew in the low single digits during the year, we continued to experience significant growth in our supply chain consulting business.

During 2009, we launched a number of product and service capabilities. In our Spend Management segment, we upgraded our Strategic Information (SI) analytics tool, and introduced Service Line Analytics to help our customers identify and drive sustainable financial improvement in the management of high-cost medical devices, supplies, pharmaceuticals, and other ancillary cost drivers. We also expanded and improved our suite of solutions in the Revenue Cycle Management segment, such as the addition and integration of capabilities from our Accuro acquisition as well as the development and launch of our RAC (recovery audit contractor) solution set.

Despite the challenges of the economic environment over the last 12 to 18 months, we finished the year with solid business momentum heading into 2010. We are confident that our business model and solution sets will continue to provide our customer base the requisite direction, support and increased cash flow that they need in the near-term and the long-term as the economic effects from 2009 continues to impact their provision of care.

Management’s primary metrics to measure the consolidated financial performance of the business are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted cash EPS.

For the fiscal years ended December 31, 2009, 2008 and 2007, our primary results of operations included the following:

	Fiscal Year Ended December 31,				Fiscal Year Ended December 31,
	2009	2008	Change		2008	2007	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount		%
	(In millions)				(In millions)

Gross fees(1)	$396.5	$332.5	$64.0	19.2%	$332.5	$236.0	$96.5		40.9%
Revenue share obligation(1)	(55.2)	(52.9)	(2.3)	4.3	(52.9)	(47.5)	(5.4)		11.4

Total net revenue	341.3	279.6	61.7	22.1	279.6	188.5	91.1		48.3
Operating income	50.5	41.5	9.0	21.7	41.5	28.1	13.4		47.7
Net income	$19.9	$10.8	$9.1	84.3%	$10.8	$6.3	$4.5		71.4%
Adjusted EBITDA(1)	$111.4	$89.7	$21.7	24.2%	$89.7	$60.6	$29.1		48.0%
Adjusted EBITDA margin(1)	32.6%	32.1%			32.1%	32.1%
Diluted cash EPS(1)	$0.82	$0.65	$0.17	26.2%	$0.65	nm *	nm	*	nm *

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

*	The comparison of 2007 non-GAAP adjusted diluted EPS and non-GAAP diluted cash EPS to 2008 performance is not meaningful due to the significant non-recurring preferred stock dividends accrued or paid in 2007 prior to the Company’s initial public offering in December of that year.

For the fiscal years ended December 31, 2009 and 2008, we generated non-GAAP gross fees of $396.5 million and $332.5 million, respectively, and total net revenue of $341.3 million and $279.6 million, respectively. The increases in non-GAAP gross fees and total net revenue in the fiscal year ended December 31, 2009 compared to the fiscal year ended December 31, 2008 were primarily attributable to:

•	the Accuro acquisition;

•	organic growth in our Revenue Cycle Management segment from our reimbursement technologies, revenue cycle services and decision support software; and

•	organic growth in our Spend Management segment from our technology solutions consulting services.

For the fiscal years ended December 31, 2009 and 2008, we generated operating income of $50.5 million and $41.5 million, respectively. The increase in operating income compared to the prior year was primarily attributable to the net revenue increase discussed above partially offset by the following:

•	increases in the amortization of acquired intangibles;

•	increased share-based compensation expense from our Long Term Performance Incentive Plan;

•	increased cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements within our Revenue Cycle Management and Spend Management segments; and

•	higher operating expenses, exclusive of those mentioned above, relating to such items as legal expense, new employee compensation expense and bad debt expense partially mitigated by certain cost control initiatives.

For the fiscal year ending December 31, 2009, increases in non-GAAP Adjusted EBITDA and non-GAAP Adjusted EBITDA margin compared to the fiscal year ended December 31, 2008 were primarily attributable to the net revenue increase discussed above, as well as lower expense growth due to certain management cost control initiatives and lower cash-based incentive compensation expense during the year. In addition, we had a reduction in certain discretionary expenses within our operating infrastructure such as advertising and marketing costs as well as a higher percentage of our product development being capitalized during the year. This increase in non-GAAP Adjusted EBITDA and non-GAAP Adjusted EBITDA margin was offset primarily by increased cost of revenue from segment revenue and product mix including a shift to more service-based revenue and increased corporate operating expenses.

For the twelve months ended December 31, 2008 and 2007, we generated non-GAAP gross fees of $332.5 million and $236.0 million, respectively, and total net revenue of $279.6 million and $188.5 million, respectively. The increases in non-GAAP gross fees and total net revenue compared to the fiscal year ended December 31, 2007 were primarily attributable to:

•	the Accuro acquisition; and

•	strong performance by our Spend Management segment primarily due to higher purchasing volumes by existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors in addition to an increase in contingent revenue with respect to meeting certain performance targets during the fiscal year.

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

For the fiscal year ending December 31, 2008, increases in non-GAAP Adjusted EBITDA compared to the fiscal year ended December 31, 2007 were primarily attributable to the following:

•	a $20.7 million increase in non-GAAP Adjusted EBITDA from our Revenue Cycle Management segment and a $13.5 million increase from our Spend Management segment, offset by $5.2 million of increased corporate expenses excluding interest, income taxes, depreciation and amortization, and other non-recurring or non-cash items; and

•	continued market acceptance of our SaaS-based solutions and acquisition-based growth at the Revenue Cycle Management segment and growth in our administrative fee net revenue in our Spend Management segment.

Segment Structure and Revenue Streams

We deliver our solutions through two business segments, Revenue Cycle Management (or “RCM”) and Spend Management (or “SM”). Management’s primary metrics to measure segment financial performance are net revenue, non-GAAP gross fees and Segment Adjusted EBITDA. All of our revenues are from external customers and inter-segment revenues have been eliminated. See Note 13 of the Notes to our Consolidated Financial Statements herein for discussion on Segment Adjusted EBITDA and certain items of our segment results of operations and financial position.

Revenue Cycle Management

Our Revenue Cycle Management segment provides a comprehensive suite of SaaS-based software services spanning the hospital revenue cycle workflow — from patient admission, charge capture, case management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and improve regulatory compliance. Our Revenue Cycle Management segment revenue is listed under the caption “Other service fees” on our

Consolidated Statements of Operations and consists of the following components, which are also discussed in Note 1 of our Consolidated Financial Statements:

•	Subscription and implementation fees. We earn fixed subscription fees on a monthly or annual basis on multi-year contracts for customer access to our software as a service (“SaaS”) based solutions. We also charge our customers upfront fees for implementation services. Implementation fees are earned over the subscription period or estimated customer relationship period, whichever is longer.

•	Transaction fees. For certain revenue cycle management solutions, we earn fees that vary based on the volume of customer transactions or enrolled members.

•	Licensed-software fees. We earn license, implementation, maintenance and other software-related service fees for our business intelligence, decision support and other software products. We have certain Revenue Cycle Management contracts that are sold in multiple-element arrangements and include software products. We have considered Rule 5-03 of Regulation S-X for these types of multiple-element arrangements that include software products and determined the amount is below the threshold that would require separate disclosure on our statement of operations.

•	Service fees. For certain revenue cycle management solutions, we earn fees based on a percentage of cash remittances collected, fixed-fee and cost-plus consulting arrangements. The related revenues are earned as services are rendered.

Spend Management

Our Spend Management segment provides a suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and supply utilization by managing the procurement process through our group purchasing organization’s portfolio of contracts, our consulting services and analytical tool sets. Our Spend Management segment revenue consists of the following components:

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

•	Other service fees. The following items are included as “Other service fees” in our Consolidated Statement of Operations:

•	Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and implantable physician preference items, or PPI, and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with an average duration of six to nine months, and the related revenues are earned as services are rendered.

•	Subscription fees. We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these Company-hosted SaaS-based solutions.

Operating Expenses

We classify our operating expenses as follows:

•	Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our customers. As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue consists of costs of third-party products and services and client reimbursed out-of-pocket costs. Cost of revenue does not include allocated amounts for rent, depreciation or amortization because we do not consider the inclusion of these items in cost of revenue relevant to our business. However, cost of revenue does include the amortization for the cost of software to be sold, leased, or otherwise marketed. As a result of the Accuro Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period comparability. In addition, any changes in revenue mix between our Revenue Cycle Management and Spend Management segments, specifically related to service-type arrangements, may cause significant fluctuations in our cost of revenue and have a favorable or unfavorable impact on operating income.

•	Product development expenses. Product development expenses primarily consist of the salaries, benefits, and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services. Product development expenses are net of capitalized software development costs.

•	Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

•	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

•	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

•	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Key Considerations

Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following items or events have had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods:

Long-Term Performance Incentive Plan

On January 5, 2009, the compensation committee of our Board granted equity awards totaling 3.6 million underlying shares to certain employees at a fair value of $14.74 per share, of which approximately 36% of the total grant was allocated to the Company’s named executive officers (or “NEOs”), under the Company’s Long-Term Performance Incentive Plan. Our stock-based compensation expense increased significantly in 2009 and is expected to be higher in future periods as compared to prior periods as a result of the issuance of equity awards under the Long-Term Performance Incentive Plan. See Note 10 of the Notes to our Consolidated Financial Statements herein for further information.

Cash-based Incentive Compensation

Historically, we have fully funded our discretionary bonus and incentive pool. During 2009, we did not fund a significant majority of our discretionary bonus and incentive pool. This decrease in compensation expense provided for a favorable impact on our operating expenses, net income and Adjusted EBITDA for the fiscal year ended December 31, 2009 as compared to the fiscal years ended December 31, 2008 and 2007.

Revenue Cycle Management Acquisitions

The results of operations of acquired businesses (the “Revenue Cycle Management Acquisitions”) are included in our consolidated results of operations from the date of acquisition. Since January 1, 2007, material acquisitions include (for details regarding these acquisitions, see Note 5 of the Notes to Consolidated Financial Statements):

•	Accuro, acquired on June 2, 2008, provides SaaS-based revenue cycle management products and services to a broad range of healthcare providers.

•	MD-X, acquired on July 2, 2007, provides revenue cycle products and services for hospitals and health systems.

•	XactiMed, acquired on May 18, 2007, provides SaaS-based revenue cycle products and services that focus on claims management, remittance management, and denial management.

Purchase Accounting

•	Deferred revenue and cost adjustment. Upon acquiring Accuro and XactiMed, we made certain purchase accounting adjustments to reduce the acquired deferred revenue and deferred cost to the fair value of outstanding services and products to be provided post-acquisition. On June 2, 2008, we reduced the acquired deferred revenue and deferred cost from Accuro by $7.6 million and $7.0 million, respectively. On May 18, 2007, we reduced the acquired deferred revenue from XactiMed by $3.2 million. These changes only impacted our Revenue Cycle Management segment.

•	In-process research and development, or “IPR&D.” Upon acquiring XactiMed, we made certain purchase accounting adjustments to write off acquired IPR&D. During the fiscal year ended December 31, 2007, we incurred charges of $1.2 million related to the XactiMed acquisition to impair the value of acquired intangibles associated with software development costs for products that were not yet available for general release and had no alternative future use at the time of acquisition. The charge only impacted our Revenue Cycle Management segment.

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

Results of Operations

Consolidated Tables

The following tables set forth our consolidated results of operations grouped by segment for the periods shown:

	Fiscal Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net revenue:
Revenue Cycle Management	$205,918	$151,717	$80,512
Spend Management
Gross administrative fees(1)	163,454	158,618	142,320
Revenue share obligation(1)	(55,231)	(52,853)	(47,528)
Other service fees	27,140	22,174	13,214

Total Spend Management	135,363	127,939	108,006

Total net revenue	341,281	279,656	188,518
Operating expenses:
Revenue Cycle Management	183,876	142,854	76,445
Spend Management	77,042	73,108	66,974

Total segment operating expenses	260,918	215,962	143,419
Operating income
Revenue Cycle Management	22,042	8,863	4,067
Spend Management	58,321	54,831	41,032

Total segment operating income	80,363	63,694	45,099
Corporate expenses(2)	29,893	22,172	17,011

Operating income	50,470	41,522	28,088
Other income (expense):
Interest expense	(18,114)	(21,271)	(20,391)
Other income (expense)	417	(1,921)	3,115

Income before income taxes	32,773	18,330	10,812
Income tax	12,826	7,489	4,516

Net income	19,947	10,841	6,296
Reportable segment adjusted EBITDA(3):
Revenue Cycle Management	64,257	43,375	22,711
Spend Management	$68,265	$64,175	$50,632
Reportable segment adjusted EBITDA margin(4):
Revenue Cycle Management	31.2%	28.6%	28.2%
Spend Management	50.4%	50.2%	46.9%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment of the Company.

(3)	Management’s primary metric of segment profit or loss is Segment Adjusted EBITDA. See Note 13 of the Notes to Consolidated Financial Statements.

(4)	Reportable segment Adjusted EBITDA margin represents each reportable segment’s Adjusted EBITDA as a percentage of each segment’s respective net revenue.

The following table sets forth our consolidated results of operations as a percentage of total net revenue for the periods shown:

	Fiscal Year Ended December 31,
	2009	2008	2007

Net revenue:
Revenue Cycle Management	60.3%	54.3%	42.7%
Spend Management
Gross administrative fees(1)	47.9	56.7	75.5
Revenue share obligation(1)	(16.2)	(18.9)	(25.2)
Other service fees	8.0	7.9	7.0

Total Spend Management	39.7	45.7	57.3

Total net revenue	100.0	100.0	100.0
Operating expenses:
Revenue Cycle Management	53.9	51.1	40.6
Spend Management	22.6	26.1	35.5

Total segment operating expenses	76.5	77.2	76.1
Operating income
Revenue Cycle Management	6.5	3.2	2.2
Spend Management	17.1	19.6	21.8

Total segment operating income	23.6	22.7	23.7
Corporate expenses(2)	8.8	7.9	9.0

Operating income	14.8	14.8	14.9
Other income (expense):
Interest expense	(5.3)	(7.6)	(10.8)
Other income (expense)	0.1	(0.7)	1.6

Income before income taxes	9.6	6.6	5.7
Income tax	3.8	2.7	2.4

Net income	5.8%	3.9%	3.3%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment of the Company.

Comparison of the Fiscal Years Ended December 31, 2009 and 2008

	Fiscal Year Ended December 31,
	2009		2008
		% of		% of	Change
	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands)

Net revenue:
Revenue Cycle Management	$205,918	60.3%	$151,717	54.3%	$54,201	35.7%
Spend Management
Gross administrative fees(1)	163,454	47.9	158,618	56.7	4,837	3.0
Revenue share obligation(1)	(55,231)	(16.2)	(52,853)	(18.9)	(2,378)	4.5
Other service fees	27,140	8.0	22,174	7.9	4,965	22.4

Total Spend Management	135,363	39.7	127,939	45.7	7,424	5.8

Total net revenue	$341,281	100.0%	$279,656	100.0%	$61,625	22.0%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue.  Total net revenue for the fiscal year ended December 31, 2009 was $341.3 million, an increase of $61.6 million, or 22.0%, from revenue of $279.7 million for the fiscal year ended December 31, 2008. The increase in total net revenue was comprised of a $54.2 million increase in Revenue Cycle Management revenue and a $7.4 million increase in Spend Management revenue.

Revenue Cycle Management revenue.  Revenue Cycle Management revenue for the fiscal year ended December 31, 2009 was $205.9 million, an increase of $54.2 million, or 35.7%, from revenue of $151.7 million for the fiscal year ended December 31, 2008. The increase was primarily the result of the following:

•	Accuro related revenue. The operating results of Accuro were included in our full fiscal year ended December 31, 2009 and were only included in the comparable prior period for approximately seven months from the date of the Accuro Acquisition on June 2, 2008. In 2009, $34.9 million of the net revenue increase was attributable to the Accuro Acquisition.

Given the significant impact of the Accuro Acquisition on our Revenue Cycle Management segment, we believe acquisition-affected measures are useful for the comparison of our year over year net revenue growth. Revenue Cycle Management net revenue for the fiscal year ended December 31, 2009 was $205.9 million, an increase of $25.7 million, or 14.2%, from Revenue Cycle Management non-GAAP acquisition-affected net revenue of $180.3 million for the fiscal year ended December 31, 2008. The following table sets forth the reconciliation of Revenue Cycle Management non-GAAP acquisition-affected net revenue to GAAP net revenue:

	Fiscal Year Ended December 31,
	2009	2008	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)

Revenue Cycle Management net revenue	$205,918	$151,717	$54,201	35.7%
Accuro Acquisition-related RCM adjustment(1)	—	28,540	(28,540)	(100.0)

Total RCM acquisition-affected net revenue(1)	$205,918	$180,257	$25,661	14.2%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

•	Non-acquisition related product and service revenue growth. The increase in net revenue from non-Accuro related products and services was approximately $19.3 million, or 17.3%. The increase was primarily attributable to stronger demand for our products and services and consisted of a $10.3 million increase from our revenue cycle services; a $7.0 million increase from our claims and denial management tools; and a $3.5 million increase from our decision support software. The increase was partially offset by a $1.5 million decrease primarily relating to our charge integrity consulting services.

Spend Management net revenue. Spend Management net revenue for the fiscal year ended December 31, 2009 was $135.4 million, an increase of $7.4 million, or 5.8%, from revenue of $127.9 million for the fiscal year ended December 31, 2008. The net revenue increase was the result of a net increase in gross administrative fees of $4.8 million, or 3.0%, partially offset by a $2.4 million increase in revenue share obligation, and an increase in other service fees of $5.0 million.

•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $4.8 million, or 3.0%, as compared to the prior period, primarily due to slightly higher purchasing volumes by new and existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors. This net increase in non-GAAP gross administrative fee revenue was comprised of a $7.0 million, or 4.5% increase, in non-GAAP gross administrative fee revenue not associated with performance targets. This increase was partially offset by a $2.2 million decrease in contingent revenue, which is recognized upon confirmation from certain customers that respective performance targets had been achieved, during the fiscal year ended December 31, 2009 compared to the fiscal year ended December 31, 2008. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and customer acknowledgement of achieved performance targets vary in their timing and may not result in discernable trends. In addition, a decrease in customer patient volume and supply utilization, the effect of continued hospital budget challenges and the lingering effect of the weakened economy may negatively impact non-GAAP gross administrative fees in the future.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $2.4 million, or 4.5%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees (or the “revenue share ratio”). Our revenue share ratio was 33.8% and 33.3% for the fiscal years ended December 31, 2009 and 2008, respectively. We have not had any significant changes in our customer revenue mix during the year that would cause a notable impact on our revenue share ratio. We may experience fluctuations in our revenue share ratio because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

•	Other service fees. The $5.0 million, or 22.4%, increase in other service fees primarily related to $5.8 million in higher revenues from medical device consulting and strategic sourcing services partially offset by a $0.8 million decrease in our market research services. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers.

	Fiscal Year Ended December 31,
	2009		2008		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands)

Operating expenses:
Cost of revenue	$74,651	21.9%	$51,548	18.4%	$23,103	44.8%
Product development expenses	18,994	5.6	16,393	5.9	2,601	15.9
Selling and marketing expenses	45,282	13.3	43,205	15.4	2,077	4.8
General and administrative expenses	110,661	32.4	91,481	32.7	19,180	21.0
Depreciation	13,211	3.9	9,793	3.5	3,418	34.9
Amortization of intangibles	28,012	8.2	23,442	8.4	4,570	19.5
Impairment of property & equipment and intangibles	—	0.0	2,272	0.8	(2,272)	(100.0)

Total operating expenses	290,811	85.2	238,134	85.2	52,677	22.1
Operating expenses by segment:
Revenue Cycle Management	183,876	53.9	142,854	51.1	41,022	28.7
Spend Management	77,042	22.6	73,108	26.1	3,934	5.4

Total segment operating expenses	260,918	76.5	215,962	77.2	44,956	20.8
Corporate expenses	29,893	8.8	22,172	7.9	7,721	34.8

Total operating expenses	$290,811	85.2%	$238,134	85.2%	$52,677	22.1%

Total Operating Expenses

Cost of revenue.  Cost of revenue for the fiscal year ended December 31, 2009 was $74.7 million, or 21.9% of total net revenue, an increase of $23.1 million, or 44.8%, from cost of revenue of $51.5 million, or 18.4% of total net revenue, for the fiscal year ended December 31, 2008.

Of the increase, $8.5 million was attributable to cost of revenue associated with the Accuro Acquisition. The remaining $14.6 million increase was attributable to the direct costs resulting from the continuing shift in our revenue mix towards our RCM segment, which contributed 60.3% and 54.3% of consolidated net revenue for the fiscal years ended December 31, 2009 and 2008, respectively. Specifically, the increase in SaaS-based revenue and other consulting services within the RCM segment resulted in a higher associated cost of revenue than does GPO activities in our SM segment. In addition, we had an increase in service-related engagements in both our RCM and SM segments, which provides for a higher cost of revenue given these activities are more labor intensive.

Excluding the impact of the Accuro Acquisition, our cost of revenue as a percentage of related net revenue increased from 17.0% to 20.8% period over period. This increase is primarily attributable to the reasons described above.

Product development expenses.  Product development expenses for the fiscal year ended December 31, 2009 were $19.0 million, or 5.6% of total net revenue, an increase of $2.6 million, or 15.9%, from product development expenses of $16.4 million, or 5.9% of total net revenue, for the fiscal year ended December 31, 2008.

The increase during the fiscal year ended December 31, 2009 was attributable to a $3.0 million increase in product development expenses associated with our Revenue Cycle Management segment as we continue to develop, enhance and integrate these products and services. The increase was partially offset by a $0.4 million decrease in product development expenses in our Spend Management segment. We expect to maintain or increase our product development spending during the 2010 fiscal year.

Excluding the impact of the Accuro Acquisition, our product development expenses as a percentage of related net revenue increased from 4.5% to 5.3% for the reasons described above.

Selling and marketing expenses.  Selling and marketing expenses for the fiscal year ended December 31, 2009 were $45.3 million, or 13.3% of total net revenue, an increase of $2.1 million, or 4.8%, from selling and marketing expenses of $43.2 million, or 15.4% of total net revenue, for the fiscal year ended December 31, 2008.

The increase during the fiscal year ended December 31, 2009 was primarily attributable to a $1.0 million increase in share-based compensation; a $1.0 million increase in expenses relating to our annual customer and vendor meeting; and a $0.8 million increase in compensation expense to new employees. These increases were offset by a $0.7 million decrease in other general selling and marketing expense.

Excluding the impact of the Accuro Acquisition, selling and marketing expenses, as a percentage of related net revenue, decreased from 16.8% to 16.6% period over period for the reasons described above.

General and administrative expenses.  General and administrative expenses for the fiscal year ended December 31, 2009 were $110.7 million, or 32.4% of total net revenue, an increase of $19.2 million, or 21.0%, from general and administrative expenses of $91.5 million, or 32.7% of total net revenue, for the fiscal year ended December 31, 2008.

The increase during the fiscal year ended December 31, 2009 includes $1.6 million of general and administrative expenses attributable to the Accuro Acquisition. Also contributing to the increase was a $5.9 million increase in share-based compensation; a $3.6 million increase in compensation expense to new employees; a $2.1 million increase in bad debt expense to reserve for potential uncollectible accounts along with certain bankruptcies that occurred with respect to customers of our Revenue Cycle Management segment; $1.6 million of higher legal expenses primarily for discovery and document production in connection with a lawsuit in which the Company was retained as an expert witness by the plaintiffs; a $1.2 million increase in travel expenses; a $0.8 million increase in meals and entertainment expense; a $0.7 million increase in rent expense; and a $0.6 million increase in telecommunications expense. The remaining increase was attributable to general operating infrastructure expenses.

Excluding the impact of the Accuro Acquisition, our general and administrative expenses as a percentage of related net revenue increased from 35.5% to 38.6% period over period. This increase is primarily attributable to the reasons described above.

Depreciation.  Depreciation expense for the fiscal year ended December 31, 2009 was $13.2 million, or 3.9% of total net revenue, an increase of $3.4 million, or 34.9%, from depreciation of $9.8 million, or 3.5% of total net revenue, for the fiscal year ended December 31, 2008.

This increase was primarily attributable to depreciation resulting from the additions of property and equipment acquired in the Accuro Acquisition and internally developed software placed into service.

Amortization of intangibles.  Amortization of intangibles for the fiscal year ended December 31, 2009 was $28.0 million, or 8.2% of total net revenue, an increase of $4.6 million, or 19.5%, from amortization of intangibles of $23.4 million, or 8.4% of total net revenue, for the fiscal year ended December 31, 2008. This increase primarily resulted from the amortization of certain identified intangible assets acquired in the Accuro Acquisition slightly offset by fully amortized assets in our SM segment.

Impairment of property & equipment and intangibles.  The impairment of intangibles for the fiscal year ended December 31, 2009 was zero compared to $2.3 million for the fiscal year ended December 31, 2008.

Impairment during the fiscal year ended December 31, 2008 relates to acquired developed technology from prior acquisitions, revenue cycle management tradenames and internally developed software products that were deemed to be impaired, primarily in conjunction with the product integration of the Accuro Acquisition.

Segment Operating Expenses

Revenue Cycle Management expenses.  Revenue Cycle Management expenses for the fiscal year ended December 31, 2009 were $183.9 million, or 53.9% of total net revenue, an increase of $41.0 million, or 28.7%, from $142.9 million, or 51.1% of total net revenue for the fiscal year ended December 31, 2008.

Of the $41.0 million increase in operating expenses, $17.0 million of expenses are attributable to the Accuro Acquisition. Revenue Cycle Management operating expenses also increased as a result of an $11.7 million increase in cost of revenue in connection with direct labor costs associated with revenue growth; a $7.8 million increase in compensation expense primarily related to new employees; $2.1 million of increased bad debt expense to reserve for potentially uncollectible accounts; $2.0 million of higher share-based compensation expense; and $1.4 million of increased legal expenses primarily for discovery and document production in connection with a lawsuit in which the Company was retained as an expert witness by the plaintiffs. The increase was partially offset by a $1.8 million impairment charge of intangible assets that occurred during the fiscal year ended December 31, 2008 that did not re-occur in 2009.

As a percentage of Revenue Cycle Management segment revenue, segment expenses decreased to 89.3% from 94.2% for the fiscal year ended December 31, 2009 and 2008, respectively, for the reasons described above.

Spend Management expenses.  Spend Management expenses for the fiscal year ended December 31, 2009 were $77.0 million, or 22.6% of total net revenue, an increase of $3.9 million, or 5.4%, from $73.1 million, or 26.1% of total net revenue for the fiscal year ended December 31, 2008.

The increase in Spend Management expenses was primarily attributable to $1.9 million of higher share-based compensation expense; a $1.9 million increase in cost of revenues associated with new customers and the revenue mix shift in the segment toward consulting; $1.2 million of higher compensation expense to new employees; and a $0.9 million increase in education and training expense relating to our annual customer and vendor meeting. The increase was offset by a $1.3 million decrease in the amortization of intangibles as certain of these assets reached the end of their useful life; and a $0.7 million decrease in general operating expense.

As a percentage of Spend Management segment net revenue, segment expenses remained relatively consistent decreasing to 56.9% from 57.1% for the fiscal year ended December 31, 2009 and 2008, respectively, for the reasons described above.

Corporate expenses.  Corporate expenses for the fiscal year ended December 31, 2009 were $29.9 million, an increase of $7.7 million, or 34.8%, from $22.2 million for the fiscal year ended December 31, 2008, or 8.8% and 7.9% of total net revenue, respectively. The increase in corporate expenses was primarily attributable to $4.3 million of higher share-based compensation expense associated with our Long-Term Performance Incentive Plan; $1.5 million of increased travel costs; $0.9 million of operating infrastructure expense; $0.6 million of higher depreciation; and $0.4 million of higher rent expense.

As a percentage of total net revenue, we expect corporate expenses to have minimal fluctuations in future periods due to the relatively fixed cost nature of our corporate operations.

Non-operating Expenses

Interest expense.  Interest expense for the fiscal year ended December 31, 2009 was $18.1 million, a decrease of $3.2 million, or 14.8%, from interest expense of $21.3 million for the fiscal year ended December 31, 2008. As of December 31, 2009, we had total bank indebtedness of $215.2 million compared to $245.6 million as of December 31, 2008. The decrease in interest expense is attributable to the decrease in our indebtedness and lower interest rates period over period. Our interest expense may vary during 2010 as a result of fluctuations in unhedged interest rates. Also refer to Item 7.A for a quantitative and qualitative analysis of our interest rate risk.

Other income (expense).  Other income for the fiscal year ended December 31, 2009 was $0.4 million, comprised principally of $0.4 million in rental income and $0.1 million in interest income offset by

$0.1 million in foreign exchange transaction losses. The decrease in interest income during the fiscal year ended December 31, 2009 compared to the prior year was attributable to the change in our cash management policy that occurred in the third quarter of 2008 which significantly reduced our cash balance. Other expense for the fiscal year ended December 31, 2008 was $1.9 million, comprised principally of a $3.9 million expense to terminate our interest rate swap arrangements, partially offset by approximately $1.5 million in interest income and $0.4 million in rental income.

Income tax expense (benefit).  Income tax expense for the fiscal year ended December 31, 2009 was $12.8 million, an increase of $5.3 million from an income tax expense of $7.5 million for the fiscal year ended December 31, 2008, which was primarily attributable to (i) increased income before taxes resulting in higher federal income tax expense of $5.1 million; and, (ii) additional foreign and state income taxes totaling $1.1 million. Partially offsetting this increase was a $0.9 million decrease in income tax expense related to research and development credits recorded during the year. The income tax expense recorded during the fiscal year ended December 31, 2009 and 2008 reflected an annual effective tax rate of 39.1% and 40.9%, respectively. The decrease in the effective tax rate was primarily attributable to research and development tax credits.

As of December 31, 2009, a valuation allowance of approximately $0.7 million was recorded against the deferred tax assets on certain state net operating loss carryforwards because apportioned taxable income to certain states may not be sufficient for these loss carryforwards to be utilized. In addition, certain restrictions within Section 382 of the Internal Revenue Code will limit the usage of certain state net operating losses and may make the utilization of these net operating losses uncertain. We will analyze our federal and state net operating loss carryforwards periodically to ensure our valuation allowance is accurately stated.

Comparison of the Fiscal Years Ended December 31, 2008 and 2007

	Fiscal Year Ended December 31,
	2008		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands)

Net revenue:
Revenue Cycle Management	$151,717	54.3%	$80,512	42.7%	$71,205	88.4%
Spend Management
Gross administrative fees(1)	158,618	56.7	142,320	75.5	16,298	11.5
Revenue share obligation(1)	(52,853)	(18.9)	(47,528)	(25.2)	(5,325)	11.2
Other service fees	22,174	7.9	13,214	7.0	8,960	67.8

Total Spend Management	127,939	45.7	108,006	57.3	19,933	18.5

Total net revenue	$279,656	100.0%	$188,518	100.0%	$91,138	48.3%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

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

	Fiscal Year Ended December 31,
	2008	2007	Change
	Amount	Amount	Amount	%
		(Unaudited, in thousands)

Revenue Cycle Management net revenue	$151,717	$80,512	$71,205	88.4%
Acquisition related RCM adjustments(1):
Accuro	28,540	64,510	(35,970)	(55.8)
MD-X	—	14,925	(14,925)	(100.0)
XactiMed	—	6,104	(6,104)	(100.0)

Total acquisition related RCM adjustments(1)	28,540	85,539	(56,999)	(66.6)

Total RCM acquisition-affected net revenue(1)	$180,257	$166,051	$14,206	8.6%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

•	Non-acquisition related products and services. The increase in net revenue from non-acquisition related products and services was approximately $2.8 million or 4.9%. This increase was comprised of $4.7 million, or 21.6%, in our software-related subscription fees which was primarily driven by the continued market demand for our RCM compliance services.

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

•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $16.3 million, or 11.5%, as compared to the prior period, primarily due to higher purchasing volumes by existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors which totaled $13.1 million. Also contributing to the above increase, we experienced a net $3.2 million increase in contingent revenue recognized upon confirmation from certain customers that the respective performance targets had been achieved during the fiscal year ended December 31, 2008 compared to the fiscal year ended December 31, 2007.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $5.3 million, or 11.2%, as compared to the prior period. We analyze the impact that our non-GAAP revenue share obligation has on our results of operations by analyzing the revenue share ratio. The revenue share ratio for the fiscal year ended December 31, 2008 was 33.3%, which was relatively consistent with the revenue share ratio of 33.4% for the fiscal year ended December 31, 2007.

•	Other service fees. The $8.9 million of growth, or 67.8%, in other service fees consisted of $6.2 million in higher revenues from our medical device consulting and strategic sourcing services and $2.7 million from our data analysis subscription services. The consulting growth was mainly due to more consulting hours and an increased number of consulting engagements from new and existing customers, including a new engagement with a large health system whose services began in the second quarter 2008. Additionally, we realized growth in the number of our subscription-based customers.

	Fiscal Year Ended December 31,
	2008		2007		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands)

Operating expenses:
Cost of revenue	$51,548	18.4%	$27,983	14.8%	$23,565	84.2%
Product development expenses	16,393	5.9	7,785	4.1	8,608	110.6
Selling and marketing expenses	43,205	15.4	35,748	19.0	7,457	20.9
General and administrative expenses	91,481	32.7	64,817	34.4	26,664	41.1
Depreciation	9,793	3.5	7,115	3.8	2,678	37.6
Amortization of intangibles	23,442	8.4	15,778	8.4	7,664	48.6
Impairment of property & equipment
and intangibles	2,272	0.8	1,204	0.6	1,068	88.7

Total operating expenses	238,134	85.2	160,430	85.1	77,704	48.4
Operating expenses by segment:
Revenue Cycle Management	142,854	51.1	76,445	40.6	66,409	86.9
Spend Management	73,108	26.1	66,974	35.5	6,134	9.2

Total segment operating expenses	215,962	77.2	143,419	76.1	72,543	50.6
Corporate expenses	22,172	7.9	17,011	9.0	5,161	30.3

Total operating expenses	$238,134	85.2%	$160,430	85.1%	$77,704	48.4%

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

Excluding the cost of revenue associated with the Revenue Cycle Management Acquisitions, the cost of revenue for the fiscal year ended December 31, 2008 was $24.4 million, or 13.1% of related net revenue, an increase of $5.0 million, or 26.3%, from cost of revenue for the fiscal year ended December 31, 2007 of $19.3 million or 11.8% of related revenue. This increase was attributable to our direct costs totaling $2.9 million associated with signing and renewing several larger Spend Management segment client service agreements; $1.2 million in higher share-based compensation expense; and a moderate revenue mix shift towards our revenue cycle products and services totaling $0.9 million, which provides a higher cost of revenue than our Spend Management revenue.

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

The increase during the fiscal year ended December 31, 2008 includes $8.4 million of product development expenses attributable to the operations of the Revenue Cycle Management Acquisitions as we continue to make significant investments in product development. Excluding the product development expenses associated with these recently acquired businesses, product development expenses increased by $0.3 million, period over period.

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

Segment Operating Expenses

Revenue Cycle Management expenses.  Revenue Cycle Management expenses for the fiscal year ended December 31, 2008 were $142.9 million, or 51.1% of total net revenue, an increase of $66.4 million, or 86.9%, from $76.4 million for the fiscal year ended December 31, 2007.

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

Excluding the expenses attributable to the recently acquired businesses, Revenue Cycle Management operating expenses increased by $4.5 million, or 9.2%, primarily due to $1.9 million of increased share-based compensation; $1.0 million of higher cost of revenue associated with our revenue growth; $0.6 million of higher general operating costs; $0.5 million of impairment of intangible assets; $0.3 million in higher professional fees; and $0.2 million of higher sales and service training costs related to the segment for the annual customer and vendor meeting.

Spend Management expenses.  Spend Management expenses for the fiscal year ended December 31, 2008 were $73.1 million, or 26.1% of total net revenue, an increase of $6.1 million, or 9.2%, from $67.0 million for the fiscal year ended December 31, 2007.

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

Inclusive in our revenue recognition policies, we are required to make certain critical judgments that impact the period over which revenue is recognized. These judgments are described below.

Subscription and Implementation Fees

We apply the revenue recognition guidance prescribed by generally accepted accounting principles in the United States of America (or “U.S. GAAP”) relating to software for our hosted solutions. We provide subscription-based revenue cycle and spend management services through software tools accessed by our customers while the data is hosted and maintained on our servers. In many arrangements, customers are charged set-up fees for implementation and monthly subscription fees for access to these web-based hosted services. Implementation fees are typically billed at the beginning of the arrangement and recognized as revenue over the greater of the subscription period or the estimated customer relationship period. We estimate the customer relationship period based on historical customer retention rates. We currently estimate our customer relationship period to be between four and five years for our hosted services. Revenue from monthly hosting arrangements is recognized on a subscription basis over the period in which the customer uses the service. Contract subscription periods typically range from three to five years from execution.

We consistently monitor our customer relationship periods and as a result, our estimated customer relationship period may change due to the changing attrition rates of our customers. We have historically changed our estimates of customer relationship periods for certain of our web-hosted customers. These changes in estimated customer lives have typically deferred revenue over longer periods.

Licensed-Software Fees

We license certain revenue cycle decision support software products. Software revenues are derived from three primary sources: (i) software licenses, (ii) software support, and (iii) services, which include consulting, product services and training programs. We recognize revenue for our software arrangements based on generally accepted accounting principles relating to software. We evaluate vendor-specific objective evidence, or VSOE, of fair value based on the price charged when the same element is sold separately. In certain of our multi-element software arrangements we are unable to establish VSOE for certain of our deliverables. The majority of our software licenses are for a term of one year which results in undeterminable VSOE.

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

We complete our impairment evaluation by performing valuation analyses, in accordance with generally accepted accounting principles relating to goodwill and other intangibles. This analysis contains uncertainties because it requires us to make market participant assumptions and to apply judgment to estimate industry economic factors and the profitability and growth of future business strategies to determine estimated future cash flows and an appropriate discount rate. We measure the fair value of a reporting unit or asset group based on market prices (i.e., the amount for which the asset could be sold to a third party), when available. When market prices are not available, we estimate the fair value of the reporting unit or asset group using the income approach and/or the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, capital expenditures and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.

Changes in assumptions or estimates can materially affect the fair value measurement of a reporting unit or asset group, and therefore can affect the amount of the impairment. The following are key assumptions we use in making cash flow projections:

•	Business projections. We make assumptions about the demand for our products in the marketplace. These assumptions drive our planning assumptions for volume, mix, and pricing. We also make assumptions about our cost levels. These projections are derived using our internal business plans that are updated at least annually and reviewed by our Board of Directors.
•	Long-term growth rate. A growth rate is used to calculate the terminal value of the business, and is added to the present value of the debt-free cash flows. The growth rate is the expected rate at which a business unit’s earnings stream is projected to grow beyond the planning period.
•	Discount rate. When measuring possible impairment, future cash flows are discounted at a rate that is consistent with a weighted-average cost of capital that we anticipate a potential market participant would use. Weighted-average cost of capital is an estimate of the overall risk-adjusted after-tax rate of return required by equity and debt holders of a business enterprise.
•	Economic projections. Assumptions regarding general economic conditions are included in and affect our assumptions regarding industry sales and pricing estimates. These macro-economic assumptions include, but are not limited to, industry sales volumes and interest rates.

Our estimates of future cash flow used in these valuations could differ from actual results. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material. Based on our sensitivity analysis, a hypothetical 10% decrease applied to our assumed growth rates or a hypothetical 10% increase applied to our weighted average cost of capital applied to our discounted cash flow analysis would not result in an impairment of our intangible assets nor would it cause us to further evaluate goodwill for impairment.

Acquisitions — Purchase Price Allocation

We adopted revised generally accepted accounting principles relating to business combinations as of January 1, 2009. The revised guidance retains the purchase method of accounting for acquisitions and requires a number of changes to the previous guidance, including changes in the way assets and liabilities are recognized in purchase accounting. Other changes include requiring the recognition of assets acquired and liabilities assumed arising from contingencies, requiring the capitalization of in-process research and development at fair value, and requiring the expensing of acquisition-related costs as incurred.

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

Given our history of acquisitions, we may allocate part of the purchase price of future acquisitions to contingent consideration as required by generally accepted accounting principles for business combinations. The fair value calculation of contingent consideration will involve a number of assumptions that are subjective in nature and which may differ significantly from actual results. We may experience volatility in our earnings to some degree in future reporting periods as a result of these fair value measurements.

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

Our bad debt expense to total net revenue ratio for the fiscal years ended December 31, 2009 and 2008 was 1.7% and 0.7% (or 2.5% and 1.1% of other service fee revenue), respectively. The increase was attributable to approximately $4.1 million for potential uncollectible accounts which includes certain bankruptcies that occurred during the fiscal year with respect to customers in our Revenue Cycle Management segment. In addition, as more revenues are being generated from certain SaaS-based solutions and consulting services within our Revenue Cycle Management segment, we may continue to experience a higher bad debt expense to total revenue ratio percentage.

Given the lingering effect of the weakened economy and customer financial constraints, we may experience additional collectibility challenges that affect our ability to collect customer payments in future periods. This could require additional charges to bad debt expense.

A hypothetical 10% increase in bad debt expense would result in approximately $0.6 million and $0.2 million of additional bad debt expense for the fiscal years ended December 31, 2009 and 2008, respectively.

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

Effective January 1, 2007, we adopted generally accepted accounting principles relating to the accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adopting this guidance on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

Upon adoption of this guidance, our policy is to include interest and penalties in our provision for income taxes. The tax years 1999 through 2009 remain open to examination by the Internal Revenue Service and certain state taxing jurisdictions to which we are subject.

Each quarter we assess our uncertain tax positions and adjust our reserve accordingly based on the most recent facts and circumstances. If there is a significant change in the underlying facts and circumstances or applicable tax law modifications, we may be exposed to additional benefits or expense. See Note 11 of our consolidated financial statements for the impact of uncertain tax positions in 2009.

We expect a significant increase in our cash taxes in future years, primarily attributable to exhausting the majority of our federal net operating loss carryforwards.

Share-Based Compensation

We have a share-based compensation plan, which includes non-qualified stock options, non-vested share awards and stock-settled stock appreciation rights. See Note 1, Summary of Significant Accounting Policies, Note 9, Stockholders’ Equity and Note 10, Share-Based Compensation, to the Notes to Consolidated Financial Statements for a complete discussion of our share-based compensation programs.

Prior to our initial public offering, valuing our share price as a privately held company was complex. We used reasonable methodologies, approaches and assumptions consistent with U.S. GAAP for privately-held-company equity securities issued as compensation, in assessing and determining the fair value of our common stock for financial reporting purposes. The fair value of our common stock was determined through periodic valuations.

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

It is not practicable for us to estimate the expected volatility of our share price, required by existing accounting requirements, given our limited history as a publicly traded company. Once we have sufficient history as a public company, we will calculate the expected volatility of our share price based on our trading history, which may impact our future share-based compensation. In accordance with generally accepted accounting principles for stock compensation, we have estimated grant-date fair value of our shares using volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities. We identified similar public entities for which share and option price information was available, and considered the historical volatilities of those entities’ share prices in calculating volatility. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding. Based on our limited history, we utilized the “simplified method” as prescribed in Staff Accounting Bulletin No. 107, Share-based Payment, to calculate expected term. For service-based equity awards, compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures. For performance-based equity awards, compensation cost is recognized using a straight-line method over the vesting or performance period and is adjusted each reporting period in which a change in performance achievement is determined and is net of estimated forfeitures.

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

Self-insurance reserves are based on management’s estimates of the costs to settle employee insurance claims. As such, differences between actual costs and management’s estimates could be significant. Additionally, changes in actuarial assumptions used in the development of these reserves could affect net income in a given period. Changes in the nature of claims or the number of employees could also impact our estimate. Our current estimated aggregate maximum payment exposure under the insurance plan, for the current plan year, is approximately $1.5 and $1.0 million as of December 31, 2009 and 2008, respectively. Based on the trend of rising healthcare costs, we may experience higher employee healthcare expense in future periods.

A hypothetical 10% change in our self-insured liabilities as of December 31, 2009 would have affected net earnings by approximately $0.2 million and $0.1 million in fiscal year 2009 and 2008, respectively.

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

We believe we currently have adequate cash flow from operations, capital resources and liquidity to meet our cash flow requirements including the following near term obligations: (i) our working capital needs; (ii) our debt service obligations including a required excess cash payment to our lenders; (iii) planned capital expenditures for the remainder of the year; (iv) our revenue share obligation and rebate payments; and (v) estimated federal and state income tax payments.

Historically, we have utilized federal net operating loss carryforwards (“NOLs”) for both regular and Alternative Minimum Tax payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. However, given the current amount and limitations of our NOLs, we expect our cash paid for taxes to increase significantly in future years.

We have not historically utilized borrowings available under our credit agreement to fund operations. However, pursuant to the change in our cash management practice in 2008, we currently use the swing-line component of our revolver for funding operations while we voluntarily apply our excess cash balances to reduce our swing-line loan on a daily basis and to reduce our revolving credit facility on a routine basis. As of December 31, 2009, we had zero dollars drawn on our revolving credit facility resulting in $124.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). Based on our analysis as of December 31, 2009, we are in compliance with all applicable covenant requirements of our credit agreement. We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of December 31, 2009 and 2008, we had cash and cash equivalents totaling $5.5 million and $5.4 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the fiscal years ended December 31, 2009 and 2008:

	Fiscal Year Ended December 31,
	2009	2008	Change
	Amount	Amount	Amount	%
	(In millions)

Net income	$19.9	$10.8	$9.1	84.3%
Non-cash items	67.6	53.5	14.1	26.4
Net changes in working capital	(27.2)	(12.2)	(15.0)	123.0

Net cash provided by operations	$60.3	$52.1	$8.2	15.7%

Net income represents the profitability attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, impairment of intangibles and non-cash interest expense. The total for these non-cash expenses was $67.6 million and $53.5 million for the fiscal years ended December 31, 2009 and 2008, respectively.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the fiscal year ended December 31, 2009, Working capital changes resulting in a reduction to cash flow from operations of $38.4 million were:

•	an increase in accounts receivable of $18.4 million related to the timing of invoicing and cash collections and our revenue growth;

•	an increase in other long term assets of $4.6 million related to the timing of cash payments for our deferred sales expenses;

•	an increase in prepaid expenses and other assets of $2.4 million primarily related to sales incentive compensation payments;

•	a decrease in accrued payroll and benefits of $9.1 million due to payroll cycle timing and cash incentive compensation accruals; and

•	a decrease in other accrued expenses of $3.9 million due to the timing of various payment obligations.

The working capital changes resulting in reductions to the 2009 operating cash flow discussed above were partially offset by: a $7.7 million working capital increase in trade accounts payable due to the timing of various payment obligations; and a $2.3 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and customer purchasing volume for our GPO.

For the fiscal year ended December 31, 2008, Working capital changes resulting in a reduction to cash flow from operations of $20.0 million were:

•	an increase in accounts receivable of $15.2 million related to the timing of invoicing and cash collections and our revenue growth;

•	an increase in other long term assets of $2.7 million related to the timing of cash payments for our deferred sales expenses; and

•	a decrease in other accrued expenses of $1.4 million due to the timing of various payment obligations.

The working capital changes resulting in reductions to the 2008 operating cash flow discussed above were partially offset by a $3.5 million increase in deferred revenue for cash receipts not yet recognized as revenue; and a $3.0 million working capital increase in trade accounts payable due to the timing of various payment obligations.

Investing Activities.

Investing activities used $46.5 million of cash for the fiscal year ended December 31, 2009 which included: $18.3 million related to the deferred purchase consideration of $19.8 million (inclusive of $1.5 million of imputed interest) made in June 2009 as part of the Accuro Acquisition; $16.4 million for investment in software development; and $11.8 million of capital expenditures that are primarily related to the growth in our RCM segment. We believe that cash used in investing activities will continue to be materially impacted by continued growth in investments in property and equipment, future acquisitions and capitalized software. Our property, equipment, and software investments consist primarily of SaaS-based technology infrastructure to provide capacity for expansion of our customer base, including computers and related equipment and software purchased or implemented by outside parties. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality.

Investing activities used $228.0 million of cash for the fiscal year ended December 31, 2008 which included: $210.0 million for costs associated with the Accuro Acquisition; $11.1 million for investment in software development; and $6.9 million of capital expenditures that were primarily related to the growth in our RCM segment.

Financing Activities.

Financing activities used $13.8 million of cash for the fiscal year ended December 31, 2009. We borrowed $71.8 million on our credit facility during the period. We also received $10.4 million from the issuance of common stock and $6.9 million from the excess tax benefit from the exercise of stock options. This was offset by payments made on our credit facility of $102.3 million inclusive of the $27.5 million 2008 excess cash flow payment in addition to payments of $0.7 million that were made on our finance obligation. Our credit agreement requires an annual payment of excess cash flow which amounted to $11.3 million for the fiscal year ended December 31, 2009. We have adequate liquidity to fund this payment and expect to pay it in the first quarter of 2010.

Financing activities provided $44.3 million of cash for the fiscal year ended December 31, 2008. We borrowed $199.0 million on our credit facility during the period. We also received $1.9 million from the excess tax benefit from the exercise of stock options and $1.8 million from the issuance of common stock. This was offset by payments made on our credit facility of $151.7 million in addition to payments of $6.2 million in bank fees relating to modifications made to our credit facility and $0.6 million that were made on our finance obligation.

Credit Agreement

We are party to a credit agreement, with Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, BNP Paribas, as Syndication Agent, CIT Healthcare LLC, as Documentation Agent, and the other lenders party thereto, or the Lenders, as amended. The agreement provides for a (i) term loan facility and (ii) a revolving loan facility with a $125.0 million aggregate loan commitment amount available, including a $10.0 million sub-facility for letters of credit and a $30.0 million swing-line facility. We utilize the revolving credit facility for working capital and other general corporate purposes.

Borrowings under the Credit Agreement bear interest, at our option, equal to the Eurodollar Rate for a Eurodollar Rate Loan (as defined in the Credit Agreement), or the Base Rate for a Base Rate Loan (as defined in the Credit Agreement), plus an applicable margin. Under the revolving loan facility we also pay a quarterly commitment fee on the undrawn portion of the revolving loan facility ranging from 0.25% to 0.50% based on the same consolidated leverage ratio and a quarterly fee equal to the applicable margin for Eurodollar Rate Loans on the aggregate amount of outstanding letters of credit. See table below for a summary of the pricing tiers for all applicable margin rates. As of December 31, 2009, our applicable margin on our revolving credit facility and term loan facility was tier four and tier two, respectively.

Revolving credit facility
	Consolidated
Pricing	Leverage	Commitment	Letter of	Eurodollar	Base Rate
Tier	Ratio	Fee	Credit Fee	Loans	Loans

1	≥ 3.5:1.0	0.50%	3.50%	3.50%	2.50%
2	≥ 3.0:1.0 but
	< 3.5:1.0	0.375%	3.25%	3.25%	2.25%
3	≥ 2.5:1.0 but
	< 3.0:1.0	0.375%	2.75%	2.75%	1.75%
4	≥ 2.0:1.0 but
	< 2.5:1.0	0.30%	2.50%	2.50%	1.50%
5	< 2.0:1.0	0.25%	2.25%	2.25%	1.25%

Term Loan Facility
	Consolidated
Pricing	Leverage	Eurodollar	Base Rate
Tier	Ratio	Loans	Loans

1	≥ 3.0:1.0	4.00%	3.00%
2	< 3.0:1.0	3.75%	2.75%

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

As of December 31, 2009, we had a zero balance on our swing-line loan and $124.0 million was available under our revolving credit facility (after giving effect to $1.0 million of outstanding but undrawn letters of credit on such date. We also had $215.2 million outstanding of bank debt and a cash balance of $5.5 million as of December 31, 2009.

Our credit agreement contains financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities. For example, our credit agreement includes covenants restricting, among other things, our ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in mergers or consolidations, dispose of assets, make investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments. Our credit agreement also includes financial covenants including requirements that we maintain compliance with a maximum consolidated total debt to adjusted EBITDA leverage ratio of 4.00 to 1.0 and a minimum consolidated fixed charges coverage ratio of 1.5 to 1.0 as of December 31, 2009. The consolidated total debt to adjusted EBITDA leverage ratio and the consolidated fixed charges coverage ratio thresholds adjust in future periods. The following table shows our future covenant thresholds:

Covenant Requirements Table
Maximum
	Consolidated	Minimum
	Total Debt	Consolidated
	to Adjusted	Fixed
	EBITDA	Charge
	Leverage	Coverage
Period	Ratio	Ratio

October 1, 2008 through September 30, 2009	4.5:1.0	1.25:1.0
October 1, 2009 through September 30, 2010	4.0:1.0	1.5:1.0
Thereafter	3.5:1.0	1.5:1.0

The components that comprise the calculation of the aforementioned covenants are specifically defined in our credit agreement and require us to make certain adjustments to derive the amounts used in the calculation of each ratio. Based on our analysis as of December 31, 2009, our consolidated total debt to adjusted EBITDA leverage ratio, calculated in accordance with the credit agreement, was approximately 1.9 to 1.0 and our consolidated fixed charges coverage ratio was approximately 4.91 to 1.0, both of which are in compliance with the requirements of our credit agreement. Refer to the table in the earlier part of this section for a summary of the pricing tiers and the applicable rates.

The determination of our pricing tier is based on the consolidated leverage ratio that was calculated in the most recent compliance certificate received by our administrative agent which would have been for the nine-month reporting period ended September 30, 2009. In addition, our loans and other obligations under the credit agreement are guaranteed, subject to specified limitations, by our present and future direct and indirect domestic subsidiaries. As of December 31, 2009, we were not in default of any restrictive or financial covenants or ratios under our credit agreement.

Summary Disclosure Concerning Contractual Obligations and Commercial Commitments

We have contractual obligations under our credit agreement and a capital lease finance obligation. In addition, we maintain operating leases for certain facilities and office equipment. The following table summarizes our long-term contractual obligations as of December 31, 2009:

		Payments Due by Period
		Less Than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Bank credit facility(1)	$215,161	$13,771	$4,998	$196,392	$—
Operating leases(2)	54,881	8,133	14,000	12,873	19,875
Accuro severance(3)	3,059	1,877	1,182	—	—
Finance obligations(4)	16,369	1,096	2,217	2,228	10,828
Other liabilities(5)	50	50	—	—	—
Tax liability(6)	257	—	—	—	257

	$289,777	$24,927	$22,397	$211,493	$30,960

(1)	Interest payments on our credit facility are not included in the above table. In addition to our regularly scheduled principal reduction payments, we have included an estimated excess cash flow payment required by our lenders of approximately $11.3 million in the above table in the less than one year column. Indebtedness under our credit facility bears interest at an annual rate of LIBOR plus an applicable margin. The applicable weighted average interest rate, inclusive of the LIBOR, the applicable margin and the impact of our interest rate collar, was 5.88% on our term loan facility at December 31, 2009. We had zero outstanding under our revolving credit facility at December 31, 2009. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our borrowings.

(2)	Relates to certain office space and office equipment under operating leases. Amounts represent future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year or more. See Note 7 of the Notes to Consolidated Financial Statements for more information.

(3)	Represents severance costs and lease term penalties associated with the Accuro Acquisition on June 2, 2008. See Note 5 of the Notes to Consolidated Financial Statements for additional information. The remaining severance of $246 is expected to be paid during the first quarter 2010. The remaining $2,813 is associated with the Dallas lease termination penalty. Approximately $1,767 will be paid ratably from January 2010 through January 2011 with a final payment of $1,046 due in February 2011.

(4)	Represents a capital lease obligation incurred in a sale and subsequent leaseback transaction of an office building in August 2003. The transaction did not qualify for sale and leaseback treatment under generally accepted accounting principles relating to leases. In July 2007, we extended the terms of our office building lease agreement by an additional four years through July 2017, which increased our total finance obligation by $1.1 million. See Note 6 of the Notes to Consolidated Financial Statements under the subheading “Finance Obligations” for additional information regarding this transaction and the related obligation.

(5)	Aggregation of other purchase obligations.

(6)	Effective January 1, 2007, we adopted generally accepted accounting principles relating to accounting for uncertainty in income taxes. The above amount relates to management’s estimate of uncertain tax positions. As a result of our NOLs, we have several tax periods with open statutes of limitations that will remain open until our NOLs are utilized. As such, we cannot predict the precise timing that this liability will be applied or utilized. Additionally the liability may increase or decrease if management’s estimate of uncertain tax positions changes when new information arises or changes in circumstances occur.

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

Acquisition contingent consideration.  In August 2007, the former owner of Med-Data Management, Inc. (or “Med-Data”) disputed our earn-out calculation made under the Med-Data Asset Purchase Agreement and alleged that we failed to fulfill our obligations with respect to the earn-out. In November 2007, the former owner filed a complaint alleging that we failed to act in good faith with respect to the operation of Med-Data subsequent to the acquisition which affected the earn-out calculation. The Company refutes these allegations and is vigorously defending itself against these allegations. On March 21, 2008 we filed an answer, denying the plaintiffs’ allegations and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the status of their relationship with their largest customer. Discovery has been completed and briefing has been completed on MedAssets’ and plaintiffs’ dispositive motions, but we currently cannot estimate any probable outcome and have not recorded a loss contingency in our Consolidated Statement of Operations. The maximum earn-out payable under the Asset Purchase Agreement is $4.0 million. In addition, the plaintiffs claim that Ms. Hodges, one of the plaintiffs, is entitled to the accelerated vesting of options to purchase 140,000 shares of our common stock that she received in connection with her employment agreement with the Company.

Off-Balance Sheet Arrangements

We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building located in Cape Girardeau, Missouri under a finance obligation. We do not believe that this letter of credit will be drawn.

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments.

As of December 31, 2009, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management and the Board in its financial and operational decision-making, we supplement our Consolidated Financial Statements presented on a GAAP basis in this Annual Report on Form 10-K with the following non-GAAP financial measures: gross fees, gross administrative fees, revenue share obligation, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, Revenue Cycle Management acquisition-affected net revenue and cash diluted earnings per share.

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

Gross Fees, Gross Administrative Fees and Revenue Share Obligation.  Gross fees include all gross administrative fees we receive pursuant to our vendor contracts and all other fees we receive from customers. Our revenue share obligation represents the portion of the gross administrative fees we are contractually obligated to share with certain of our GPO customers. Total net revenue (a GAAP measure) reflects our gross fees net of our revenue share obligation. These non-GAAP measures assist management and the Board and may be helpful to investors in analyzing our growth in the Spend Management segment given that administrative fees constitute a material portion of our revenue and are paid to us by over 1,150 vendors contracted by our GPO, and that our revenue share obligation constitutes a significant outlay to certain of our GPO customers. A reconciliation of these non-GAAP measures to their most directly comparable GAAP measure can be found in the “Overview” and “Results of Operations” section of Item 7.

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

Additionally, research analysts, investment bankers and lenders may use these measures to assess our operating performance. For example, our credit agreement requires delivery of compliance reports certifying compliance with financial covenants certain of which are, in part, based on an adjusted EBITDA measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and our Board. The principal difference is that the measurement of adjusted EBITDA considered by our lenders under our credit agreement allows for certain adjustments (e.g., inclusion of interest income, franchise taxes and other non-cash expenses, offset by the deduction of our capitalized lease payments for one of our office leases) that result in a higher adjusted EBITDA than the Adjusted EBITDA measure reviewed by our Board and management and disclosed in our Annual Report on Form 10-K. Additionally, our credit agreement contains provisions that utilize other measures, such as excess cash flow, to measure liquidity.

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

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, we encourage you to review the GAAP financial statements included elsewhere in this Annual Report on Form 10-K, and not rely on any single financial measure to evaluate our business. We also strongly urge you to review the reconciliation of net income to Adjusted EBITDA in this section, along with our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

The following table reconciles net income to Adjusted EBITDA for the fiscal years ended December 31, 2009, 2008 and 2007:

	Fiscal Year Ended December 31,
	2009	2008	2007
	(In thousands)

Net income	$19,947	$10,841	$6,296
Depreciation	13,211	9,793	7,115
Amortization of intangibles	28,012	23,442	15,778
Amortization of intangibles (included in cost of revenue)	3,166	1,581	1,145
Interest expense, net of interest income(1)	18,087	19,823	18,213
Income tax (benefit)	12,826	7,489	4,516

EBITDA	95,249	72,969	53,063
Impairment of intangibles(2)	—	2,272	1,204
Share-based compensation expense(3)	16,652	8,550	5,611
Rental income from capitalizing building lease(4)	(439)	(438)	(438)
Accuro & XactiMed purchase accounting adjustments(5)	(24)	2,449	1,131
Interest rate swap cancellation(6)	—	3,914	—

Adjusted EBITDA	$111,438	$89,716	$60,571

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Consolidated Statement of Operations.

(2)	Impairment of intangibles during the fiscal year ended December 31, 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products, mainly due to the integration of Accuro’s operations and products. Impairment of intangibles during fiscal year ended December 31, 2007 represents the write-off of in-process research and development from the XactiMed acquisition in May 2007.

(3)	Represents non-cash share-based compensation to both employees and directors. The increase in 2009 is due to share-based grants made under our 2008 Long-Term Performance Incentive Plan. The increase in 2008 is due to share-based grants made subsequent to our initial public offering. The significant increase in 2007 is due to the adoption of SFAS No. 123(R). We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(4)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See Note 6 to our Consolidated Financial Statements for further discussion of this rental income.

(5)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro and XactiMed. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations. In 2010, these adjustments will no longer be reconciling items related to acquired deferred revenue balances because the amounts were fully amortized in 2009. We may have this adjustment in future periods if we have any new acquisitions.

(6)	During the fiscal year ended December 31, 2008, we recorded an expense associated with the cancellation of our interest rate swap arrangements. In connection with the cancellation, we paid the counterparty $3.9 million in termination fees. We believe such expense is infrequent in nature and is not indicative of continuing operating performance.

Revenue Cycle Management Acquisition-Affected Net Revenue.  Revenue Cycle Management acquisition-affected net revenue includes the revenue of Accuro prior to our actual ownership. The Accuro Acquisition was consummated on June 2, 2008. This measure assumes the acquisition of Accuro occurred on January 1, 2008. Revenue Cycle Management acquisition-affected net revenue is used by management and the Board to better understand the extent of organic period-over-period growth of the Revenue Cycle Management segment. Given the significant impact that this acquisition had on the Company during the fiscal years ended December 31, 2009 and 2008, we believe such acquisition-affected net revenue may be useful and meaningful to investors in their analysis of such growth. Revenue Cycle Management acquisition-affected net revenue is presented for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been if these transactions had occurred at the beginning of such period. This measure also should not be considered representative of our future results of operations. Reconciliations of Revenue Cycle Management acquisition-affected net revenue to its most directly comparable GAAP measure can be found in the “Results of Operations” section of Item 7.

Diluted Cash Earnings Per Share

The Company defines diluted cash EPS as diluted earnings per share excluding non-cash acquisition-related intangible amortization, non-recurring expense items on a tax-adjusted basis and non-cash tax-adjusted shared-based compensation expense. Diluted cash EPS is not a measure of liquidity under GAAP, or otherwise, and is not an alternative to cash flow from continuing operating activities. Diluted cash EPS growth is used by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s Long-Term Performance Incentive Plan will vest. Use of this measure for this purpose allows management and the Board to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and reward organic growth and accretive business transactions. As a significant portion of senior management’s incentive based compensation is based on the achievement of certain diluted cash EPS growth over time, investors may find such information useful; however, as a non-GAAP financial measure, diluted cash EPS is not the sole measure of the Company’s financial performance and may not be the best measure for investors to gauge such performance.

	Twelve Months Ended
	December 31,
Per share data	2009	2008	2007

Diluted EPS	$0.34	$0.21	nm*
Pre-tax non-cash, acquisition-related intangible amortization	0.50	0.47	nm*
Pre-tax non-cash, share-based compensation(1)	0.29	0.16	nm*
Pre-tax interest rate swap cancellation(2)	—	0.07	nm*
Pre-tax non-cash, impairment of intangibles(3)	—	0.04	nm*

Tax effect on pre-tax adjustments(4)	(0.31)	(0.30)	nm*

Non-GAAP diluted cash EPS	$0.82	$0.65	nm*

Weighted average shares — diluted	57,865	52,314

*	The comparison of 2007 non-GAAP adjusted diluted EPS and non-GAAP diluted cash EPS to 2008 performance is not meaningful due to the significant non-recurring preferred stock dividends accrued or paid in 2007 prior to the Company’s initial public offering in December of that year.

(1)	Represents the per share impact, on a tax-adjusted basis of non-cash share-based compensation to both employees and directors. The significant increase in 2009 is due to share-based grants made from the Long-Term Performance Incentive Plan previously discussed. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the per share impact, on a tax-adjusted basis of an expense associated with the cancellation of our interest rate swap arrangement during the fiscal year ended December 31, 2008. In connection with the cancellation, we paid the counterparty $3.9 million in termination fees. We believe such expense is infrequent in nature and is not indicative of continuing operating performance.

(3)	Represents the per share impact, on a tax-adjusted basis of impairment of intangibles during the fiscal year ended December 31, 2008. The impairment primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradename and internally developed software products deemed impaired as a result of the Accuro Acquisition.

(4)	This amount reflects the tax impact to the adjustments used to derive Non-GAAP diluted cash EPS. The Company uses its effective tax rate for each respective period to tax effect the adjustments. The effective tax rate for the three months ended December 31, 2009 and 2008 was 39.9% and 41.2%, respectively. The effective tax rate for the twelve months ended December 31, 2009 and 2008 was 39.1% and 40.8%, respectively.

Related Party Transactions

For a discussion of our transactions with certain related parties see Note 18 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by non-governmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. As a result of adopting this standard, we will no longer reference specific standards under the pre-codification naming convention and all references to accounting standards will be made in plain english as defined by the SEC.

Revenue Recognition

In October 2009, the FASB issued an accounting standards update for multiple-deliverable revenue arrangements. The update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. The accounting standards update will be applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact of the adoption of this update on our Consolidated Financial Statements.

Software

In October 2009, the FASB issued an accounting standards update relating to certain revenue arrangements that include software elements. The update will change the accounting model for revenue arrangements that include both tangible products and software elements. Among other things, tangible products containing software and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. In addition, the update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes tangible products and software. The accounting standards update will be applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact of the adoption of this update on our Consolidated Financial Statements.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued an amendment to generally accepted accounting principles relating to transfers and servicing. The guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods thereafter. We are currently assessing the impact, if any, of the adoption of this guidance on our Consolidated Financial Statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to generally accepted accounting principles relating to consolidation. The guidance eliminates previous exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the guidance. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods thereafter. We are currently assessing the impact, if any, of the adoption of this guidance on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk.  Certain of our contracts are denominated in Canadian dollars. As our Canadian sales have not historically been significant to our operations, we do not believe that changes in the Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. As we continue to grow our operations, we may increase the amount of our sales to foreign customers. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether a forward currency hedge instrument would be warranted. On August 2, 2007, we entered into a series of forward contracts to fix the Canadian dollar-to-U.S. dollar exchange rates on a Canadian customer contract, as discussed in Note 14 to our Consolidated Financial Statements herein. We have one other Canadian dollar contract that we have not elected to hedge. We currently do not transact any other business in any currency other than the U.S. dollar.

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

Interest rate risk.  We had outstanding borrowings on our term loan and revolving credit facility of $215.2 million as of December 31, 2009. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin.

On May 21, 2009, we entered into a London Inter-bank Offered Rate (or “LIBOR”) interest rate swap with a notional amount of $138.3 million beginning June 30, 2010, which effectively converts a portion of our variable rate term loan credit facility to a fixed rate debt. The notional amount subject to the swap has pre-set quarterly step downs corresponding to our anticipated principal reduction schedule. The interest rate swap converts the three-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 1.99% (exclusive of the applicable bank margin charged by our lender). The interest rate swap terminates on March 31, 2012 and qualifies as a highly effective cash flow hedge under generally accepted accounting principles for derivatives and hedging. As such, the fair value of the derivative will be recorded on our Consolidated Balance Sheet. The interest rate swap matures on March 31, 2012. As of December 31, 2009, the interest rate swap had a market value of $0.6 million ($0.4 million net of tax). The liability is included in other long-term liabilities in the accompanying Consolidated Balance Sheet as of December 31, 2009. The unrealized loss is recorded in other comprehensive loss, net of tax, in the Consolidated Statement of Stockholders’ Equity.

We entered into an interest rate collar in June 2008 which effectively sets a maximum LIBOR interest rate of 6.00% and a minimum LIBOR interest rate of 2.85% on the interest rate we pay on $155.0 million of our term loan debt outstanding, effectively limiting our base interest rate exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar does not hedge the applicable margin that the counterparty charges on our revolving credit facility and term loan (see rate schedule in our discussion of cash flow section). Settlement payments are made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding. The collar terminates on September 30, 2010 and no consideration was exchanged with the counterparty to enter into the hedging arrangement. As of December 31, 2009, we pay an effective interest rate of 2.85% on $155.0 million of notional term loan debt outstanding before applying the applicable margin.

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

A hypothetical 100 basis point increase or decrease in LIBOR would have resulted in an approximate $0.5 million change to our interest expense for the fiscal year ended December 31, 2009, which represents potential interest rate change exposure on our outstanding unhedged portion of our term loan and revolving credit facility.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation will be set forth in the proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference. Also, see section “Equity Compensation Plan Information” in Item 5 of Part 2 herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2010 annual meeting of stockholders and is incorporated herein by reference.

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

(iii) Consolidated Statements of Operations

(iv) Consolidated Statements of Changes in Stockholders’ (Deficit) Equity

(v) Consolidated Statements of Cash Flows

(vi) Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3) Exhibits

Exhibit
No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2008)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2008)
4.1	Form of common stock certificate of the Company (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)
4.2	Amended and Restated Registration Rights Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.1	MedAssets Inc. 2004 Long-Term Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.2	1999 Stock Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.3	Credit Agreement, dated as of October 23, 2006 among the Company, its domestic subsidiaries, Bank of America, N.A., BNP Paribas, CIT Healthcare LLC, and the other lenders party thereto, as amended by the First Amendment to Credit Agreement and Waiver dated as of March 15, 2007 and the Second Amendment to Credit Agreement dated as of July 2, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.4	Employment Agreement, dated as of August 21, 2007, by and between the Company and John A. Bardis (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.5	Employment Agreement, dated as of August 21, 2007, by and between the Company and Rand A. Ballard (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.6	Employment Agreement, dated as of August 21, 2007, by and between the Company and Jonathan H. Glenn (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.7	Employment Agreement, dated as of August 21, 2007, by and between the Company and Scott E. Gressett (Incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 No. 333-145693)

Exhibit
No.		Description of Exhibit

10.8		Employment Agreement, dated as of August 21, 2007, by and between the Company and L. Neil Hunn (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.9		Form of Indemnification Agreement entered into by the Company with each of its executive officers and directors (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.10		Med Assets, Inc. Long Term Performance Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on September 30, 2008)
10.11		Form of Stock Appreciation Right (non-performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.12		Form of Stock Appreciation Right (performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.13		Form of Restricted Stock (non-performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.14		Form of Restricted Stock (performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
21	.1*	Subsidiaries of the Company
23	.1*	Consent of BDO Seidman, LLP with respect to the consolidated financial statements of the Company
31	.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31	.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32	.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDASSETS, INC.

February 26, 2010	By: /s/ JOHN A. BARDIS Name: John A. Bardis Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. BARDIS Name: John A. Bardis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ L. NEIL HUNN Name: L. Neil Hunn	Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ SCOTT E. GRESSETT Name: Scott E. Gressett	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2010

/s/ RAND A. BALLARD Name: Rand A. Ballard	Director and Chief Operating Officer	February 26, 2010

/s/ SAMANTHA TROTMAN BURMAN Name: Samantha Trotman Burman	Director	February 26, 2010

/s/ HARRIS HYMAN IV Name: Harris Hyman IV	Director	February 26, 2010

/s/ VERNON R. LOUCKS, JR. Name: Vernon R. Loucks, Jr.	Director	February 26, 2010

/s/ TERRENCE J. MULLIGAN Name: Terrence J. Mulligan	Director	February 26, 2010

/s/ LANCE PICCOLO Name: Lance Piccolo	Director	February 26, 2010

/s/ SAMUEL K. SKINNER Name: Samuel K. Skinner	Director	February 26, 2010

/s/ BRUCE F. WESSON Name: Bruce F. Wesson	Director	February 26, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of MedAssets, Inc.

Alpharetta, Georgia

We have audited the accompanying consolidated balance sheets of MedAssets, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedAssets, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MedAssets, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Atlanta, Georgia
February 26, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of MedAssets, Inc.

Alpharetta, Georgia

We have audited MedAssets, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MedAssets, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MedAssets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MedAssets, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010, expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP

Atlanta, Georgia
February 26, 2010

MedAssets, Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands, except share and per share amounts)

ASSETS
Current
Cash and cash equivalents	$5,498	$5,429
Accounts receivable, net of allowances of $4,189 and $2,247 as of December 31,
2009 and 2008	67,617	55,048
Deferred tax asset, current	14,423	13,780
Prepaid expenses and other current assets	8,442	5,997

Total current assets	95,980	80,254
Property and equipment, net	54,960	42,417
Other long term assets
Goodwill	511,861	508,748
Intangible assets, net (Note 4)	95,589	124,340
Other	20,154	18,101

Other long term assets	627,604	651,189

Total assets	$778,544	$773,860

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,680	$6,725
Accrued revenue share obligation and rebates	31,948	29,698
Accrued payroll and benefits	12,874	21,837
Other accrued expenses	7,410	6,981
Deferred revenue, current portion	24,498	24,280
Deferred purchase consideration (Note 5)	—	19,361
Current portion of notes payable (Note 6)	13,771	30,277
Current portion of finance obligation	163	149

Total current liabilities	99,344	139,308
Notes payable, less current portion	201,390	215,349
Finance obligation, less current portion	9,694	9,860
Deferred revenue, less current portion	7,380	6,411
Deferred tax liability	19,239	15,817
Other long term liabilities	4,125	4,176

Total liabilities	341,172	390,921
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 56,715,000 and
53,917,000 shares issued and outstanding as of December 31, 2009 and 2008	567	539
Additional paid in capital	639,315	605,340
Accumulated other comprehensive loss (Note 14)	(1,605)	(2,088)
Accumulated deficit	(200,905)	(220,852)

Total stockholders’ equity	437,372	382,939

Total liabilities and stockholders’ equity	$778,544	$773,860

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)

Revenue:
Administrative fees, net	$108,223	$105,765	$94,792
Other service fees	233,058	173,891	93,726

Total net revenue	341,281	279,656	188,518

Operating expenses:
Cost of revenue (inclusive of certain depreciation and amortization expense; Note 2)	74,651	51,548	27,983
Product development expenses	18,994	16,393	7,785
Selling and marketing expenses	45,282	43,205	35,748
General and administrative expenses	110,661	91,481	64,817
Depreciation	13,211	9,793	7,115
Amortization of intangibles	28,012	23,442	15,778
Impairment of property and equipment, intangibles and in process research and development (Notes 2, 4 and 6)	—	2,272	1,204

Total operating expenses	290,811	238,134	160,430

Operating income	50,470	41,522	28,088
Other income (expense):
Interest (expense)	(18,114)	(21,271)	(20,391)
Other income (expense)	417	(1,921)	3,115

Income before income taxes	32,773	18,330	10,812
Income tax expense	12,826	7,489	4,516

Net income	19,947	10,841	6,296
Preferred stock dividends and accretion	—	—	(16,094)

Net income (loss) attributable to common stockholders	$19,947	$10,841	$(9,798)

Basic and diluted income (loss) per share:
Basic net income (loss) attributable to common stockholders	$0.36	$0.22	$(0.75)

Diluted net income (loss) attributable to common stockholders	$0.34	$0.21	$(0.75)

Weighted average shares — basic	54,841	49,843	12,984
Weighted average shares — diluted	57,865	52,314	12,984

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity
Year Ended December 31, 2009

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
	(In thousands)

Balances at December 31, 2008	53,917	$539	$605,340	$(2,088)	$(220,852)	$382,939
Issuance of common stock from stock option exercises	1,749	18	10,389	—	—	10,407
Other common stock issuances	1,049	10	(10)	—	—	—
Stock compensation expense	—	—	16,652	—	—	16,652
Excess tax benefit from stock option exercises	—	—	6,944	—	—	6,944
Other comprehensive income:
Unrealized gain from hedging activities (net of a tax expense of $290)	—	—	—	483	—	483
Net income	—	—	—	—	19,947	19,947

Comprehensive income	—	—	—	483	19,947	20,430

Balances at December 31, 2009	56,715	$567	$639,315	$(1,605)	$(200,905)	$437,372

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity
Year Ended December 31, 2008

				Notes	Accumulated
			Additional	Receivable	Other		Total
	Common Stock		Paid-In	from	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Stockholders	Income (Loss)	Deficit	Equity
	(In thousands)

Balances at December 31, 2007	44,429	$444	$464,313	$(614)	$(2,935)	$(231,693)	$229,515
Repayment of notes receivable
from stockholders	(33)	(1)	(521)	634	—	—	112
Interest accrued on notes receivable
from stockholders	—	—	—	(20)	—	—	(20)
Issuance of common stock in
connection with acquisition	8,850	89	129,298	—	—	—	129,387
Issuance of common stock from
stock option exercises	455	5	1,836	—	—	—	1,841
Issuance of common stock from
warrant exercises	190	1	(1)	—	—	—	—
Other common stock issuances	26	1	(1)	—	—	—	—
Stock compensation expense	—	—	8,550	—	—	—	8,550
Excess tax benefit from stock option
exercises	—	—	1,866	—	—	—	1,866
Other comprehensive income (loss):
Unrealized loss from hedging activities (net of a tax benefit of $1,642)	—	—	—	—	(1,932)	—	(1,932)
Interest rate swap termination (net of a tax expense of $1,173; Note 14)	—	—	—	—	2,779	—	2,779
Net income	—	—	—	—	—	10,841	10,841

Comprehensive income	—	—	—	—	847	10,841	11,688

Balances at December 31, 2008	53,917	$539	$605,340	$—	$(2,088)	$(220,852)	$382,939

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

MedAssets Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities
Net income	$19,947	$10,841	$6,296
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	5,753	1,906	1,076
Impairment of property and equipment	—	243	9
Depreciation	15,639	10,503	7,469
Amortization of intangibles	28,753	24,316	16,571
Loss (gain) on sale of assets	191	(120)	56
Noncash stock compensation expense	16,652	8,550	5,611
Excess tax benefit from exercise of stock options	(6,944)	(1,866)	(2,894)
Amortization of debt issuance costs	1,841	1,374	452
Noncash interest expense, net	1,184	1,419	520
Impairment of intangibles	—	2,029	1,195
Deferred income tax expense	4,512	5,132	367
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(18,446)	(15,242)	(4,345)
Prepaid expenses and other current assets	(2,446)	(409)	(587)
Other long-term assets	(4,560)	(2,677)	1,440
Accounts payable	7,707	2,996	(121)
Accrued revenue share obligations and rebates	2,250	(300)	7,410
Accrued payroll and benefits	(9,068)	1,364	873
Other accrued expenses	(3,847)	(1,403)	1,433
Deferred revenue	1,185	3,472	(1,207)

Cash provided by operating activities	60,303	52,128	41,624

Investing activities
Purchases of property, equipment and software	(11,785)	(6,895)	(9,862)
Capitalized software development costs	(16,402)	(11,129)	(6,829)
Acquisitions, net of cash acquired (Note 5)	(18,275)	(209,972)	(90,963)

Cash used in investing activities	(46,462)	(227,996)	(107,654)

Financing activities
Decrease in restricted cash	—	20	—
Proceeds from notes payable	71,797	198,999	160,188
Repayment of notes payable and capital lease obligations	(102,262)	(151,658)	(132,668)
Repayment of finance obligations	(658)	(648)	(647)
Debt issuance costs	—	(6,167)	(1,590)
Excess tax benefit from exercise of stock options	6,944	1,866	2,894
Payment of dividend (Note 8)	—	—	(70,000)
Payment of note receivable to stockholders	—	92	248
Issuance of series J preferred stock	—	—	1,000
Issuance of common stock, net of offering costs (Notes 9 and 10)	10,407	1,841	220,098

Cash (used in) provided by financing activities	(13,772)	44,345	179,523

Net increase (decrease) in cash and cash equivalents	69	(131,523)	113,493
Cash and cash equivalents, beginning of period	5,429	136,952	23,459

Cash and cash equivalents, end of period	$5,498	$5,429	$136,952

Supplemental disclosure of non-cash investing and financing activities
Issuance of restricted common stock for services received	$369	$94	$83

Issuance of common stock — acquisition	—	129,387	167

Issuance of common stock warrants — services received	—	—	83

Issuance of series I preferred stock — acquisition	—	—	29,140

Issuance of series J preferred stock — acquisition	$—	$—	$9,693

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

Reclassifications

Certain amounts in our 2008 and 2007 consolidated financial statements have been reclassified to conform to the 2009 presentation.

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash on hand is voluntarily used to repay our swing-line credit facility on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. Cash and cash equivalents were $5,498 and $5,429 as of December 31, 2009 and 2008, respectively. See Note 6 for immediately available cash under our revolving credit facility.

Financial Instruments

The carrying amount reported in the balance sheet for trade accounts receivable, trade accounts payable, accrued revenue share obligations and rebates, accrued payroll and benefits, and other accrued expenses approximate fair values due to the short maturities of the financial instruments.

We believe the carrying amount of notes payable approximates fair value, and interest expense is accrued on notes outstanding. The current portion of notes payable represents the portion of notes payable due within one year of the period end.

Revenue Recognition

Net revenue consists primarily of (a) administrative fees reported under contracts with manufacturers and distributors, (b) other service fee revenue that is comprised of (i) consulting revenues received under fixed-fee service contracts; (ii) subscription and implementation fees received under our SaaS agreements; (iii) transaction and contingent fees received under service contracts; and (iv) licensed-software fees.

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

Certain hospital and healthcare system customers receive revenue share payments (“Revenue Share Obligation”). This obligation is recognized according to the customers’ contractual agreements with our Group Purchasing Organization (or “GPO”) as the related administrative fee revenue is recognized. In accordance with generally accepted accounting principles relating to principal agent considerations under revenue recognition, this obligation is netted against the related gross administrative fees, and is presented on the accompanying Consolidated Statement of Operations as a reduction to arrive at total net revenue on our consolidated statement of operations.

Net administrative fees shown on our consolidated statements of operations reflect our gross administrative fees net of our revenue share obligation. Gross administrative fees include all administrative fees we receive pursuant to our group purchasing organization vendor contracts. Our revenue share obligation represents the portion of the administrative fees we are contractually obligated to share with certain of our group purchasing organization customers. The following shows the details of net administrative fee revenues for the years ended December 31, 2009, 2008, and 2007.

	Year Ended December 31,
	2009	2008	2007

Gross administration fees	$163,454	$158,618	$142,320
Less: Revenue share obligation	(55,231)	(52,853)	(47,528)

Administrative fees, net	$108,223	$105,765	$94,792

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

Under these arrangements, all revenue is deferred and recognized as the performance target is achieved and the applicable contingency is released as evidenced by customer acceptance. All revenues are fixed and determinable and the applicable service is rendered prior to recognition in the financial statements in accordance with SAB 104. We do not defer any related costs under these types of arrangements.

Subscription and Implementation Fees

We follow generally accepted accounting principles relating to software revenue recognition for our SaaS-based solutions. Our customers are charged upfront fees for implementation and host subscription fees for access to web-based services. Our customers have access to our software applications while the data is hosted and maintained on our servers. Our customers cannot take physical possession of the software applications. Revenue from monthly hosting arrangements and services is recognized on a subscription basis over the period in which our customers use the product. Implementation fees are typically billed at the beginning of the arrangement and recognized as revenue over the greater of the subscription period or the estimated customer relationship period. We currently estimate the customer relationship period at four to five years for our SaaS-based Revenue Cycle Management solutions. Contract subscription periods range from two to six years from execution.

Transaction Fees and Contingent Service Fees

We generate revenue from transactional-based service contracts and contingency-fee based service contracts. Provided all other elements of revenue recognition are met, revenue under these arrangements is recognized as services are performed, deliverables are provided and related contingencies are removed. All related direct costs are recorded as period costs when incurred.

Licensed-Software Fees

We license and market certain software products. Licensed-software fees are derived from three primary sources: (i) software licenses, (ii) software support (i.e. postcontract support, or “PCS”), and (iii) services, which include consulting, implementation and training services. We recognize revenue for our software arrangements under generally accepted accounting principles relating to software revenue recognition.

We are unable to establish vendor-specific objective evidence (“VSOE”), as defined under U.S. GAAP relating to software revenue recognition, for the license element of our software arrangements as the majority of our software licenses are for a term of one year. In addition, we are unable to establish VSOE for the service elements of our software arrangements as the prices vary or the elements are not sold separately. In the majority of our licensed software arrangements, the service elements qualify for separate accounting under generally accepted accounting principles relating to software revenue recognition as the services do not involve significant production, customization, or modification, but entail providing services such as loading of software, training of customer personnel, and providing implementation services such as planning, data conversion, building simple interfaces, running test data, developing documentation, and software support. However, given that VSOE cannot be determined for the separate elements of these arrangements, the fees for the entire arrangement are recognized ratably over the period in which the services are expected to be

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

performed or over the software support period, whichever is longer, beginning with the delivery and acceptance of the software, provided all other revenue recognition criteria are met.

Revenue from service elements sold independent of software arrangements, such as additional training or consulting, software support renewals, and other services, is recognized as services are performed.

Combined Services

We may bundle certain of our service or product offerings into a single arrangement and market them as an enterprise deal. Our bundled service and product arrangements are generally sold as either licensed software arrangements or service arrangements.

Our licensed software arrangements generally include multiple deliverables or elements such as software licenses, software support, and services, which include consulting, implementation and training. Software arrangements and the licensed software fees are accounted for based on U.S. GAAP relating to software revenue recognition.

Service arrangements generally include multiple deliverables or elements such as group purchasing services, consulting services, and SaaS-based subscription and implementation services. Multi-element Service Arrangements are accounted for under generally accepted accounting principles relating to revenue recognition for multiple-element arrangements. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to the individual elements within the arrangement based on their relative fair values if sufficient objective and reliable evidence of fair value exists for each element of the arrangement. We establish objective reliable evidence of fair value for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a standalone arrangement. Revenue is then recognized for each element according to appropriate revenue recognition methodology. If the total arrangement consideration is not fixed and determinable at the inception of the arrangement or if we are unable to establish objective and reliable evidence of fair value for each element of the arrangement, we collapse each element into a single unit of accounting and recognize revenue as services and products are delivered. Moreover, revenue can only be recognized provided there are no refund rights with any product or service already delivered associated with any undelivered products or services within the same arrangement.

The majority of our multi-element service arrangements that include group purchasing services are not fixed and determinable at the inception of the arrangement as the fee for the arrangement is earned as administrative fees are reported. As discussed previously in the revenue recognition footnote, administrative fees are not fixed and determinable until the receipt of vendor reports (nor can they be reliably estimated prior to the receipt of the vendor reports). For these multi-element service arrangements, we collapse each element into a single unit of accounting and recognize revenue as administrative fees are reported to us.

A limited number of multi-element service arrangements that include group purchasing services are fixed and determinable at the inception of the arrangement. In these few arrangements the customer pays a fixed fee for the entire arrangement and is entitled to receive all of the related administrative fees associated with their purchases through a 100% revenue share obligation. In these arrangements, we allocate the total arrangement fee to each element based on each element’s relative fair value and group purchasing service revenue is recognized ratably over the contractual term. Consulting revenue is recognized as services are performed and deliverables are provided. SaaS-based subscription and implementation service revenue is recognized ratably over the subscription period or customer relationship period, whichever is longer.

Certain of our arrangements include performance targets. These performance targets generally relate to committed financial improvement to our customers from the use of our services and software. In the event the

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

performance targets are not achieved we are obligated to refund or reduce a portion of our fees. We generally receive customer acceptance as performance targets are achieved.

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

Loss Contracts

We may determine that certain fixed price contracts could result in a negative net realizable value. For any given arrangement, this results if and when we determine that it is both probable and reasonably estimable that the net present value of the arrangement consideration will fall below the net present value of the estimated costs to deliver the arrangement. If negative net realizable value results, we accrue for the estimated loss. For the years ended December 31, 2009, 2008 and 2007, we did not have any contracts with probable or estimable negative net realizable values.

Other

Other fees are primarily earned for our annual customer and vendor meeting. Fees for our annual customer and vendor meeting are recognized when the meeting is held and related obligations are performed.

Deferred Implementation Costs

We capitalize direct costs incurred during the implementation of our SaaS-based solutions. Such deferred costs are limited to the related nonrefundable implementation revenue. Deferred implementation costs are amortized into cost of revenue over the expected period of benefit, which is the greater of the contracted subscription period or the customer relationship period. The current and long term portions of deferred implementation costs are included in “Prepaid expense and other current assets” and “Other assets,” respectively in the accompanying consolidated balance sheets.

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

We evaluate the impairment or disposal of our property and equipment in accordance with U.S. GAAP. We evaluate the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to an asset disposal plan. Whenever these indicators occur, recoverability is determined by comparing the net carrying value of an asset to its total undiscounted cash flows. We recognized impairment charges to write down certain software assets in the years ended December 31, 2008, and 2007. See Note 2 for further details.

Product Development Costs

Our product development costs include period expenses (i) incurred prior to the application development stage; (ii) prior to technological feasibility being reached; and (iii) in the post-development or maintenance

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

stage. Internal-use software development costs are capitalized in accordance with generally accepted accounting principles relating to intangible assets. External-use software development costs are capitalized when the technological feasibility of a software product has been established in accordance with generally accepted accounting principles relating to research and development costs of computer software. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to four years. We periodically evaluate the useful lives of our capitalized software costs.

Goodwill and Intangible Assets — Indefinite Life

For identified intangible assets acquired in business combinations, we allocate purchase consideration based on the fair value of intangible assets acquired in accordance with generally accepted accounting principles relating to business combinations.

As of December 31, 2009, 2008 and 2007, intangible assets with indefinite lives consist of goodwill and a trade name. See Note 3 for further details.

We account for our intangible assets in accordance with generally accepted accounting principles relating to intangible assets. In accordance with the guidance, we do not amortize goodwill or intangible assets with indefinite lives. We perform an impairment test of these assets on at least an annual basis on December 31 and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. If the carrying value of the assets is deemed to be impaired, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

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

We did not recognize any goodwill or indefinite-lived intangible asset impairments in the periods ending December 31, 2009, 2008 and 2007.

Intangible Assets — Definite Life

The intangible assets with definite lives are comprised of our customer base, developed technology, employment agreements, non-compete agreements and certain tradename assets. See Note 4 for further details.

Intangible assets with definite lives are amortized over their estimated useful lives which have been derived based on an assessment of such factors as attrition, expected volume and price changes. We evaluate the useful lives of our intangible assets with definite lives on an annual basis. Costs related to our customer base are amortized over the period and pattern of economic benefit that is expected from the customer relationship. Customer base intangibles have estimated useful lives that range from five years to fourteen years. Costs related to developed technology are amortized on a straight-line basis over a useful life of three to seven years. Costs related to employment agreements and non-compete agreements are amortized on a straight-line basis over the life of the respective agreements. Costs associated with definite-lived trade names are amortized over the period of expected benefit of two to three years.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

We evaluate indefinite-lived intangibles for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

During 2008, we deemed several intangible assets to be impaired. We incurred certain impairment expenses (primarily related to acquired developed technology from prior acquisitions, revenue cycle management tradenames and internally developed software product write-offs). See Note 4 for a description of the impairments.

During 2007, we recognized an impairment of in-process research and development that had been acquired as part of the XactiMed, Inc. acquisition on May 18, 2007. The impairment approximated the value of the purchase price assigned to the in-process research and development asset in conjunction with the acquisition. See Note 5 for a description of the acquisition and subsequent impairment.

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

For the years ended December 31, 2009 and 2008, deferred revenues recorded that are contingent upon meeting performance targets were $686 and $1,174, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The following table summarizes the deferred revenue categories and balances as of:

	December 31,
	2009	2008

Software and implementation fees	$14,080	$13,839
Service fees	15,786	14,206
Administrative fees	924	1,313
Other fees	1,088	1,333

Deferred revenue, total	31,878	30,691
Less: Deferred revenue, current portion	(24,498)	(24,280)

Deferred revenue, non-current portion	$7,380	$6,411

Revenue Share Obligation and Rebates

We accrue revenue share obligations and rebates for certain customers according to (i) our revenue share program and (ii) our vendor rebate programs.

Under our revenue share program, certain hospital and health system customers receive revenue share payments. This obligation is accrued according to contractual agreements between the GPO and the hospital and healthcare customers as the related administrative fee revenue is recognized. See description of this accounting treatment under “Administrative Fees” in the “Revenue Recognition” section.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2009, 2008, and 2007 was $2,224, $2,651 and $2,103, respectively.

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

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $5,248 as of December 31, 2009.

Share-Based Compensation

Share-based payment transactions as fully discussed in Note 10 are accounted for in accordance with generally accepted accounting principles relating to stock compensation. The guidance requires companies to recognize the cost (expense) of all share-based payment transactions in the financial statements. We expense employee share-based compensation using fair value based measurement over an appropriate requisite service

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

period on an accelerated basis. Share-based payments to non-employees must be expensed based on the fair value of goods or services received, or the fair value of the equity instruments issued, whichever is more evident. We record this non-employee share-based compensation at fair value at each reporting period or until the earlier of (i) the date that performance by the counterparty is complete or the date that the counterparty has committed to performance or (ii) the awards are fully vested. We generally base the fair value of our stock awards on the appraised or publicly traded market value of our common stock.

Derivative Financial Instruments

Derivative instruments are accounted for in accordance with generally accepted accounting principles relating to derivatives and hedging. The guidance requires companies to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. See Note 14 for further discussion regarding our outstanding derivative financial instruments.

Income Taxes

In accordance with generally accepted accounting principles relating to income taxes, we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the tax year in which the differences are expected to be reflected in the tax return.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance adjustment. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2009, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected. On January 1, 2007, we adopted generally accepted accounting principles to account for uncertainty in income taxes. See Note 11.

Sales Taxes

In accordance with generally accepted accounting principles relating to principal agent considerations under revenue recognition, we record any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis (excluded from revenues).

Basic and Diluted Net Income and Loss Per Share

Basic net income or loss per share is calculated in accordance with generally accepted accounting principles relating to earnings per share. During 2007, basic earnings per share (“EPS”) is calculated using the weighted- average common shares outstanding under the two-class method. The two-class method required that we include in our basic EPS calculation when dilutive, the effect of our convertible preferred stock as if that stock were converted into common shares. The convertible preferred shares were not included in our basic EPS calculation when the effect of inclusion was antidilutive. On December 18, 2007, the initial public

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

offering of our common stock effectively converted all convertible preferred shares held to common shares. We had no preferred shares outstanding as of December 31, 2009 or 2008.

Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would result in the reduction of a loss or the increase in income per share. For purposes of this calculation, our stock options, stock warrants, non-vested restricted stock and stock-settled stock appreciation rights are considered to be potential common shares and are only included in the calculation of diluted EPS when the effect is dilutive.

The shares used to calculate basic and diluted EPS represent the weighted-average common shares outstanding. Our preferred shareholders had the right to participate with common shareholders in the dividends and unallocated income. Net losses were not allocated to the preferred shareholders. Therefore, when applicable, basic and diluted EPS were calculated using the two-class method as our convertible preferred shareholders had the right to participate, or share in the undistributed earnings with common shareholders. Diluted net loss per common share is the same as basic net loss per share for the fiscal year ended December 31, 2007 since the effect of any potentially dilutive securities was excluded as they were anti-dilutive due to our net loss attributable to common stockholders.

With the conversion of all participating preferred stock to common stock at our initial public offering, we are no longer contractually obligated to pay the associated accrued preferred dividends, and all rights to accrued and unpaid preferred dividends were terminated by the former preferred stock shareholders.

Stock Splits

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

Recent Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) made the FASB Accounting Standards Codification (the “Codification”) the single source of U.S. GAAP used by non-governmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative accounting guidance for SEC registrants. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right; these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. As a result of adopting this standard, we will no longer reference specific standards under the

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

pre-codification naming convention and all references to accounting standards will be made in plain english as defined by the SEC.

Revenue Recognition

In October 2009, the FASB issued an accounting standards update for multiple-deliverable revenue arrangements. The update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method affects the timing or amount of revenue recognition. The accounting standards update will be applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact of the adoption of this update on our Consolidated Financial Statements.

Software

In October 2009, the FASB issued an accounting standards update relating to certain revenue arrangements that include software elements. The update will change the accounting model for revenue arrangements that include both tangible products and software elements. Among other things, tangible products containing software and nonsoftware components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. In addition, the update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes tangible products and software. The accounting standards update will be applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact of the adoption of this update on our Consolidated Financial Statements.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued an amendment to generally accepted accounting principles relating to transfers and servicing. The guidance eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods thereafter. We are currently assessing the impact, if any, of the adoption of this guidance on our Consolidated Financial Statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued an amendment to generally accepted accounting principles relating to consolidation. The guidance eliminates previous exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the guidance. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods thereafter. We are currently assessing the impact, if any, of the adoption of this guidance on our Consolidated Financial Statements.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	December 31,
	2009	2008

Land	$1,200	$1,200
Buildings (Note 6)	8,821	8,821
Furniture and fixtures	7,577	6,101
Computers and equipment	26,499	20,331
Leasehold improvements	8,038	6,398
Purchased software	9,849	8,257
Capitalized software development costs (internal use)	32,194	18,155

	94,178	69,263
Accumulated depreciation and amortization	(39,218)	(26,846)

Property and equipment, net	$54,960	$42,417

Software — Internal Use

We classify capitalized costs of software developed for internal use in property and equipment. Costs capitalized for software to be sold, leased or otherwise marketed are classified as other assets. Software acquired in a business combination is classified as a developed technology intangible asset. Capitalized costs of software developed for internal use during the years ended December 31, 2009 and 2008 amounted to $14,160 and $8,134, respectively. Accumulated amortization related to capitalized costs of software developed for internal use was $11,581 and $3,865 at December 31, 2009 and 2008, respectively.

For the years ended December 31, 2009, 2008 and 2007, we recognized impairment charges of zero, $243 and $9, respectively, which relate to all of our segments and were attributable to the write down of software tools that we were not able to utilize. We had no other impairment charges related to property and equipment during the years ended December 31, 2009, 2008 and 2007. These impairment charges have been recorded to the impairment line item within our Consolidated Statements of Operations.

Software — External Use

Capitalized costs of software developed for external use are classified as other assets in our consolidated balance sheet. Capitalized costs of software developed for external use during the years ended December 31, 2009 and 2008 amounted to $2,242 and $2,994, respectively. Accumulated amortization related to capitalized costs of software developed for external use was $3,296 and $870 at December 31, 2009 and 2008, respectively.

During the years ended December 31, 2009, 2008 and 2007, we recognized $2,426, $709 and $354 respectively in cost of revenue related to amortization of software developed for external use.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

3.	GOODWILL AND INDEFINITE LIFE ASSETS

Goodwill and indefinite life assets consist of the following as of:

	December 31,
	2009	2008

Indefinite life intangibles
Goodwill, net	$511,861	$508,748
Tradename	1,029	1,029

	$512,890	$509,777

The changes in goodwill are summarized as follows, consolidated and by segment (“RCM” is our Revenue Cycle Management segment and “SM” is our Spend Management segment), for the years ended December 31, 2009 and 2008:

	December 31,
	Consolidated	RCM	SM

Balance, December 31, 2007	$232,822	$148,101	$84,721
Acquisition of Accuro (Note 5)	275,899	275,899	—
XactiMed acquisition purchase accounting adjustment (Note 5)	27	27	—

Balance, December 31, 2008	$508,748	$424,027	$84,721
Accuro acquisition purchase accounting adjustment (Note 5)	3,113	3,113	—

Balance, December 31, 2009	$511,861	$427,140	$84,721

In 2009, we adjusted Goodwill related to the acquisition of Accuro. See Note 5 for the detail of the adjustments. In 2008, we adjusted Goodwill related to the acquisition of XactiMed primarily related to adjustments to deferred tax liability and other accrued liabilities.

4.	OTHER INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following:

	Weighted
	Average	Gross
	Amortization	Carrying	Accumulated
	Period (Years)	Amount	Amortization	Net

December 31, 2009
Customer base	11 years	$139,259	$(67,559)	$71,700
Developed technology	5 years	40,556	(18,074)	22,482
Non-compete agreements	2 years	2,322	(1,944)	378

	9 years	$182,137	$(87,577)	$94,560

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

In 2009, we reduced the gross carrying amount and the related accumulated amortization by approximately $21,869 relating to a fully amortized customer base asset within our Spend Management segment.

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

During the years ended December 31, 2009, 2008 and 2007, we recognized $28,753, $24,316 and $16,571, respectively in amortization expense, inclusive of amounts charged to cost of revenue for amortization of external-use acquired developed technology, related to definite-lived intangible assets. Future amortization expense of definite-lived intangibles as of December 31, 2009, is as follows:

Amount

2010	$23,816
2011	19,668
2012	16,327
2013	10,165
2014	6,863
Thereafter	17,721

$94,560

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

5.	ACQUISITIONS

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition of all or our acquisitions in 2008 and 2007, respectively:

	Accuro	MD-X	XactiMed
	June 2,	July 2,	May 18,
	2008	2007	2007

Current assets	$8,989	$6,050	$3,841
Property and equipment	4,853	1,002	457
Other long term assets	169	50	82
Goodwill	279,012	63,605	35,186
Intangible assets	87,700	20,120	17,992

Total assets acquired	380,723	90,827	57,558
Current liabilities	17,756	2,112	1,469
Other long term liabilities	5,332	9,041	5,668

Total liabilities assumed	23,088	11,153	7,137

Total purchase price	$357,635	$79,674	$50,421

Accuro Acquisition

In 2009, we finalized the acquisition purchase price and related purchase price allocation of Accuro Healthcare Solutions, Inc. (collectively with its subsidiaries, “Accuro”), which was acquired on June 2, 2008 (the “Accuro Acquisition”).

In connection with the purchase consideration paid upon the closing of the Accuro Acquisition, which occurred on June 2, 2008, we recorded an initial liability (or the “deferred purchase consideration”) of $18,500 on our balance sheet, representing the present value of $20,000 in deferred purchase consideration payable on the first anniversary date of the closing of the Accuro Acquisition as required by the purchase agreement. During the years ended December 31, 2009 and 2008, we recognized approximately $639 and $862, respectively, in imputed interest expense to accrete the Accuro deferred purchase consideration to its face value by the first anniversary of the Accuro Acquisition closing date or June 2, 2009.

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

Accuro Purchase Price Allocation

During 2009, we made certain adjustments to finalize the purchase price allocation of Accuro. These adjustments have been recognized as assets acquired or liabilities assumed in the Accuro Acquisition and included in the allocation of the cost to acquire Accuro and, accordingly, have resulted in a net increase to goodwill of approximately $3,113. The adjustments primarily relate to the following:

(1) a $3,463 increase associated with restructuring activities, consisting of estimated severance costs, facility lease termination penalties, system migration and standardization as well as other restructuring costs (as further described below);

(2) a $224 decrease related to adjustments to the final deferred purchase consideration; and

(3) a $126 decrease associated with adjusting assets acquired and liabilities assumed to fair value.

The following table details the final purchase price and purchase price allocation for the Accuro Acquisition:

	Preliminary		Final
	Purchase		Purchase
	Price		Price
	Allocation	Adjustments	Allocation

Current assets	$9,113	$(124)	$8,989
Property and equipment	4,853	—	4,853
Other long term assets	169	—	169
Goodwill	275,899	3,113	279,012
Intangible assets	87,700	—	87,700

Total assets acquired	377,734	2,989	380,723
Current liabilities	14,474	3,282	17,756
Other long term liabilities	5,401	(69)	5,332

Total liabilities assumed	19,875	3,213	23,088

Total purchase price	$357,859	$(224)	$357,635

Accuro Intangible Assets

The table below summarizes the acquired identified intangible assets, (in thousands):

	Gross Carrying	Weighted-Average
	Value	Useful Lives (Years)

Developed technology	$23,200	5.0
Customer base	63,200	12.5
Non-compete agreements	1,300	2.0

Total acquired intangible assets	$87,700	10.4

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Additionally, $55,592 of the $279,012 of goodwill is expected to be deductible for tax purposes.

Accuro Restructuring Plan

In connection with the Accuro Acquisition, our management approved, committed and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our Revenue Cycle Management segment. As a result of the finalization of our purchase price allocation, we adjusted our preliminary purchase price allocation by approximately $3,463 comprised of: (i) facility lease termination costs of approximately $3,407 in connection with exiting Accuro’s primary office facility in Dallas, Texas; (ii) system migration and standardization costs of approximately $354 to bring certain Accuro systems up to our standards; (iii) estimated severance costs of approximately $108 related to involuntary terminations of acquired employees; and (iv) a reduction of approximately $406 related to other liabilities assumed in connection with the acquisition. Any increases or decreases to the estimates of executing the restructuring plan subsequent to June 2009 will be recorded as an adjustment to operating expense. We reduced the operating expense and related accrual by $82 to adjust certain estimates to actual payments made subsequent to June 2009.

The changes in the plan are summarized as follows:

	Accrued			Accrued,
	December 31,	Adjustments	Cash	December 31,
	2008	to Costs	Payments	2009

Accuro Restructuring Plan
Severance	$920	$78	$(752)	$246
Lease termination penalty and other	709	3,303	(1,199)	2,813

Total Accuro Restructuring Costs	$1,629	$3,381	$(1,951)	$3,059

The remaining severance of $246 is expected to be paid during the first quarter 2010. The remaining $2,813 is associated with the Dallas lease termination penalty of which approximately $1,767 will be paid ratably from January 2010 through January 2011 with a final payment of $1,046 in February 2011.

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

XactiMed Acquisition

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

In the second quarter of 2007, we recognized a charge of $1,195 which represented XactiMed’s IPR&D projects that had not reached a point where the related product or products were available for general release and had no alternative future use as of the acquisition date. The value assigned to this IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

purchased IPR&D into commercially viable products and estimating and discounting the net cash flows resulting from the projects when completed.

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

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of MedAssets and significant acquired companies (Accuro, MD-X, and XactiMed) on a pro forma basis. The pro forma information is presented as if the companies had been combined at the beginning of the period of acquisition and the immediately preceding comparable period. The 2008 pro forma results include Accuro as if it were acquired on January 1, 2008; the 2007 pro forma results include Accuro, MD-X, and XactiMed as if each were acquired on January 1, 2007.

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

The 2007 pro forma results include the following non-recurring expenses included in MD-X’s and XactiMed’s historical financial statements that were directly attributable to the acquisitions:

•	$1,490 related to one-time special bonus payments made to certain XactiMed employees and legal and accounting fees incurred in connection with the acquisition; and

•	$3,275 related to one-time special bonus payments made to certain MD-X employees and accounting fees incurred in connection with the acquisition.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of each of the periods presented:

	2008	2007

Net revenue	$308,196	$274,057
Net income (loss)	4,806	(4,499)
Preferred stock dividends and accretion	—	(17,092)

Net income (loss) attributable to common stockholders	$4,806	$(21,591)
Basic and diluted net income (loss) per share attributable to common stockholders	$0.09	$(0.99)

6.	NOTES PAYABLE

Notes payable are summarized as follows as of:

	December 31,
	2009	2008

Notes payable — senior	$215,161	$245,176
Other	—	450

Total notes payable	215,161	245,626
Less: current portions	(13,771)	(30,277)

Total long-term notes payable	$201,390	$215,349

The principal amount of our long term notes payable consists of our senior term loan facility which had an outstanding balance of $215,161 as of December 31, 2009. We had zero dollars drawn on our revolving credit facility, and zero dollars drawn on our swing-line component, resulting in approximately $124,000 of availability under our credit facility inclusive of the swing-line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of December 31, 2009 and 2008, respectively. During the year ended December 31, 2009, we made payments on our term loan balance which included an annual excess cash flow payment to our lender in accordance with our credit facility of approximately $27,516, scheduled principal payments on our senior term loan facility of $2,499, and repayments of approximately $450 related to other notes payable. The applicable weighted average interest rate (inclusive of the applicable bank margin and impact of our interest rate collar) on our senior term loan facility at December 31, 2009 was 5.88%. Total interest paid during the fiscal years ended December 31, 2009, 2008 and 2007 was approximately $14,722, $18,032 and $19,133, respectively.

As of December 31, 2009, we had approximately $5,930 of debt issuance costs related to our credit agreement which will be amortized into interest expense using the effective interest method until the maturity date. For the years ended December 31, 2009 and 2008, we recognized approximately $1,841 and $1,374 in interest expense related to the amortization of debt issuance costs.

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

As a result of the bankruptcy described above and the inability to assign the $15,000 revolving credit facility commitments to a substitute lender prior to the assignment agreement in September 2009, we recorded an impairment charge of approximately $193 to write-off the unamortized portion of debt issuance costs relating to the $15,000 commitments under our revolving credit facility. This impairment charge has been recorded to the impairment line item within our 2008 Consolidated Statements of Operations.

Our credit agreement contains certain provisions that require us to pay a portion of our outstanding obligations one quarter subsequent to the end of each fiscal year in the form of an excess cash flow payment on the term loan. The amount is determined based on defined percentages of excess cash flow required in the credit agreement. The current portion of our notes payable includes $11,272 related to our mandatory excess cash flow payment required to be paid in 2010 in connection with the provisions or our covenant compliance report as defined in our credit agreement. The amount is significantly less than the prior year because the improvement in our consolidated leverage ratio provided for a step-down to 25% from 50% of calculated free cash flow, as defined in our credit agreement, for the year ended December 31, 2009.

Future maturities of principal of notes payable as of December 31, 2009 are as follows:

Amount

2010	$13,771
2011	2,499
2012	2,499
2013	196,392

$215,161

July 2008 Credit Agreement Amendment

In July 2008, we entered into the fourth amendment to our existing credit agreement (or the “Fourth Amendment”). The Fourth Amendment increased the swing-line loan sublimit from $10,000 to $30,000. The balance outstanding under our swing-line loan is a component of the revolving credit commitments. The total commitments under the credit facility, including the aggregate revolving credit commitments, were not increased as a result of the Fourth Amendment.

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

Interest payments are calculated at the current LIBOR plus an applicable margin. The applicable margin on our term loan debt was 2.75% at December 31, 2008. We entered into an interest rate collar to hedge our interest rate exposure on a notional $155,000 of term loan debt in June 2008. The collar sets a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the 3-month LIBOR applicable to a notional $155,000 of term loan debt. See Note 14.

In connection with the Third Amendment, we capitalized approximately $6,167 of debt issuance costs related to the additional debt borrowing.

Initial Public Offering

On December 18, 2007, we closed on our initial public offering of common stock and received $216,574 (net of offering costs) in proceeds and subsequently paid down $120,000 of our term loan facility on the same date. We incurred no prepayment penalties or extinguishment charges with respect to this prepayment. Due to the prepayment, our principal reduction payments were recalculated to be equal payments of $498 (each representing 0.25% of the loan) and are paid quarterly throughout the term beginning March 31, 2008, with a balloon payment due at maturity or October 23, 2013.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

In connection with the July 2007 amendment, we capitalized $1,415 of debt issuance costs related to the additional debt borrowing. The debt issuance cost will be amortized into interest expense using the effective interest method until the maturity date. We recognized $520 in total debt issuance cost amortization for the year ended December 31, 2007.

Finance Obligation

We entered into a lease agreement for a certain office building in Cape Girardeau, Missouri with an entity owned by the former owner of a company that was acquired in May 2001 (the “Lease Agreement”). Under the terms of the Lease Agreement, we were required to purchase the office building and adjoining retail space on January 7, 2004 for $9,274. The fair value of the office building and related retail space at the acquisition date was $6,000 and $2,900, respectively.

In August 2003, we facilitated the sale of the office building and related retail space under the Lease Agreement. We entered into a new lease with the new owner of the office building and provided a $1,000 letter of credit and eight months of prepaid rent in connection with the new lease. The lease agreement was for ten years. The letter of credit and prepaid rent constitute continuing involvement as defined in generally accepted accounting principles relating to leases, and as such the transaction did not qualify for sale and leaseback accounting. In accordance with the guidance, the Company recorded the transaction as a financing obligation. As such, the book value of the assets and related obligation remain on the Company’s consolidated financial statements. We recorded a $501 commission on the sale of the building as an increase to the corresponding financing obligation. In addition, we deferred $386 in financing costs that will be amortized into expense over the life of the obligation. Subsequent to the date of sale (August 2003), we decreted the finance obligation in accordance with a policy that would match the amortization of the corresponding asset. The amount of the financial obligation decretion for the years ended December 31, 2009 and 2008 was $152 and $128, respectively.

In July 2007, we extended the lease terms of the Lease Agreement an additional four years through July 2017. The terms of the lease extension were substantially similar to that of the original lease term, and our outstanding letter of credit continues to constitute continuing involvement as defined by the guidance previously described. The lease extension effectively increased our outstanding finance obligation and corresponding office building asset by $1,121 at the time of the amendment.

The lease payments on the office building are charged to interest expense in the periods they are due. The lease payments included as interest expense in the accompanying statement of operations for the years ended December 31, 2009, 2008 and 2007 were $658, $647 and $647, respectively.

Rental income and additional interest expense is imputed on the retail space of $438 annually. Both the income and the expense are included in “Other income (expense)” in the accompanying consolidated statement of operations for each of the years ended

December 31, 2009, 2008 and 2007 with no effect to net income. Under the Lease Agreement, we are not entitled to actual rental income on the retail space, nor do we have legal title to the building.

When we have no further continuing involvement with the building as defined under generally accepted accounting principles relating to leases, we will remove the net book value of the office building, adjoining retail space, and the related finance obligation and account for the remainder of our payments under the Lease Agreement as an operating lease. Under the Lease Agreement, we will not obtain title to the office building and retail space. Our future commitment is limited to the payments required by the ten year Lease Agreement. At December 31, 2009, the future undiscounted payments under the Lease Agreement aggregate to $5,098.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Future payments of the finance obligation as of December 31, 2009 are as follows:

Obligations
Under
Capital Lease

2010	$1,096
2011	1,103
2012	1,114
2013	1,114
2014	1,114
Thereafter	10,828

16,369
Less: Amounts representing interest	(6,512)

Net present value of capital lease obligation	9,857
Less: Amount representing current portion	(163)

Finance obligation, less current portion	$9,694

7.	COMMITMENTS AND CONTINGENCIES

We lease certain office space and office equipment under operating leases. Some of our operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the related minimum lease term utilizing total future minimum lease payments. Future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year as of December 31, 2009 are as follows:

Operating
Lease

2010	$8,133
2011	6,965
2012	7,035
2013	6,802
2014	6,071
Thereafter	19,875

$54,881

Rent expense for the years ended December 31, 2009, 2008 and 2007, was approximately $8,102, $6,651 and $4,714 respectively.

Performance Targets

In the ordinary course of contracting with our customers, we may agree to make some or all of our fees contingent upon the customer’s achievement of financial improvement targets from the use of our services and software. These contingent fees are not recognized as revenue until the customer confirms achievement of the performance targets. We generally receive customer acceptance as and when the performance targets are achieved. Prior to customer confirmation that a performance target has been achieved, we record invoiced contingent fees as deferred revenue on our consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Legal Proceedings

In August 2007, the former owner of Med-Data Management, Inc. (or “Med-Data”) disputed our earn-out calculation made under the Med-Data Asset Purchase Agreement and alleged that we failed to fulfill our obligations with respect to the earn-out. In November 2007, the former owner filed a complaint alleging that we failed to act in good faith with respect to the operation of Med-Data subsequent to the acquisition which affected the earn-out calculation. The Company refutes these allegations and is vigorously defending itself against these allegations. On March 21, 2008 we filed an answer, denying the plaintiffs’ allegations and also filed a counterclaim, alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the status of their relationship with their largest customer. Discovery has been completed and briefing has been completed on MedAssets’ and plaintiffs’ dispositive motions, but we currently cannot estimate any probable outcome and have not recorded a loss contingency in our Consolidated Statement of Operations. The maximum earn-out payable under the Asset Purchase Agreement is $4,000. In addition, the plaintiffs claim that Ms. Hodges, one of the plaintiffs, is entitled to the accelerated vesting of options to purchase 140,000 shares of our common stock that she received in connection with her employment agreement with the Company.

As of December 31, 2009, we have not recorded a liability related to the Med-Data acquisition contingency on our balance sheet. Other than the Med-Data dispute noted above, as of December 31, 2009, we are not presently involved in any other legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

8.	REDEEMABLE CONVERTIBLE PREFERRED STOCK

Conversion of Preferred Stock to Common Stock

As a result of the closing of our initial public offering, all outstanding Preferred Stock converted into approximately 17,317,000 shares of common stock based on the applicable conversion rate for each series. As a result of the conversion, all rights of the holders of such shares to receive accrued dividends terminated therefore all accrued and unpaid dividends totaling $80,320 were deemed contributed to paid in capital. We had no Preferred Stock outstanding as of December 31, 2009 and 2008.

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

Other Stock Transactions Prior to Conversion

Series G Preferred Stock

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

Preferred Dividends and Accretion

As of December 31, 2007 and as a result of our initial public offering, all rights of the former Preferred Stock shareholders to accrued dividends were terminated upon conversion to common shares. Additionally the shareholders received no Preferred Stock dividends during 2007 other than with respect to the special cash dividends described below.

Based on the rights of the Preferred Shareholder’s prior to our initial public offering, We recorded approximately $15,802 in Preferred Stock dividends during the fiscal year ended December 31, 2007. The accrued dividends were recorded as a reduction of our reported net income on the Consolidated Statements of Operations to arrive at net income attributable to common stockholders.

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

Common Stock

During 2009, 2008, and 2007, we issued shares of common stock in connection with employee share-based payment arrangements. See Note 10 to the Consolidated Financial Statements.

During the fiscal year ended December 31, 2008, we issued approximately 8,850,000 unregistered shares of our common stock in connection with our acquisition of Accuro. We valued this equity issuance at $14.62 per share, which was computed using the five-day average of our closing share price for the period beginning two days before the April 29, 2008 announcement of the Accuro Acquisition and ending two days after the announcement.

During the fiscal year ended December 31, 2008, we issued approximately 20,000 shares of our common stock to an unrelated charitable foundation. The market value of the common stock on the date of issuance was approximately $348, which has been recorded as non-cash, non-employee share-based expense in our accompanying Consolidated Statement of Operations for the fiscal year ended December 31, 2008.

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

Common Stock Warrants

As of December 31, 2009, we had approximately 38,000 warrants outstanding that were exercisable into common stock at a weighted average exercise price of $2.29 with a weighted average remaining life of 3.5 years. During the fiscal year ended December 31, 2008, we issued approximately 190,000 unregistered shares of our common stock in connection with a cashless exercise of a warrant. During 2007, we issued approximately 44,000 shares of common stock in connection with common stock warrant exercises for aggregate exercise proceeds of $84.

Shareholder Notes Receivable

During 2008, we settled all outstanding notes receivable issued by certain stockholders. The notes were collateralized by pledged shares of our common stock. In lieu of cash payment, we accepted a number of the pledged shares as payment in full for amounts owed under the notes receivable. The number of shares paid was determined by dividing the total principal and interest due under each note receivable by the closing market price of our common stock on the date prior to the effective date of each respective transaction. We received approximately 33,000 shares of our common stock in lieu of cash to settle $585 in principal and interest outstanding under the notes receivable. The shares were subsequently retired and are no longer outstanding. For the years ended December 31, 2008 and 2007, we recorded a mark to market adjustment to (decrease) increase non-cash share-based compensation expense of $(645) and $1,005, respectively, related to the underlying shares pledged as collateral for the notes.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

10.	SHARE-BASED COMPENSATION

As of December 31, 2009, we had restricted common stock, stock-settled stock appreciation rights (or “SSARs”) and common stock option equity awards outstanding under three share-based compensation plans.

The share-based compensation cost related to equity awards that has been charged against income was $16,652, $8,550 and $5,611 for the fiscal years ended December 31, 2009, 2008 and 2007, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements related to equity awards was $6,302, $3,227 and $2,146 for the fiscal years ended December 31, 2009, 2008 and 2007, respectively. There were no capitalized share-based compensation costs at December 31, 2009, 2008 or 2007.

Total share-based compensation expense (inclusive of restricted common stock, common stock options, and SSARs) for the fiscal years ended December 31, 2009, 2008 and 2007 is reflected in our Consolidated Statements of Operations as noted below:

	December 31,
	2009	2008	2007

Cost of revenue	$3,063	$1,983	$877
Product development	866	721	350
Selling and marketing	2,920	1,894	1,050
General and administrative	9,803	3,952	3,334

Total share-based compensation expense	$16,652	$8,550	$5,611

Equity Incentive Plans

In 2008, the Board approved and the Company’s stockholders adopted the MedAssets Inc. Long-Term Performance Incentive Plan (the “2008 Plan”). The 2008 Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, performance awards, stock appreciation rights and other stock-based awards. An aggregate of 5,500,000 underlying shares of our common stock was reserved for issuance to the Company’s directors, employees, and others under the 2008 Plan. As of December 31, 2009, we had approximately 1,837,000 shares remaining under our 2008 Plan available for grant. The 2008 Plan was designed to replace and succeed the MedAssets, Inc. 2004 Long-Term Incentive Plan and the 1999 Stock Incentive Plan. Equity awards issued under the 2008 Plan consist of common stock options, restricted stock (both service-based and performance-based), and SSARs (both service-based and performance-based).

Option awards issued under the 2008 Plan generally vest based over five years of continuous service and have seven-year contractual terms. Service-based share awards generally vest over one to four years. However, specific vesting criteria have been established for certain equity awards issued to employees which are comprised of the following:

•	Performance-based SSARs vest upon the achievement of a 25% compounded annual growth rate of diluted cash EPS for the three-year period ending December 31, 2011. None of the performance-based SSARs will vest unless the Company achieves the 25% diluted cash EPS growth rate.

•	Performance-based restricted common stock will vest as follows:

i.	50% vesting based on achievement of a 15% compounded annual growth rate of diluted cash EPS for the three-year period ending December 31, 2011;

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

ii.	Pro rata vesting of between 50% and 100% based on achievement of a compounded annual growth rate of diluted cash EPS between 15% and 25% for the three-year period ending December 31, 2011; and

iii.	100% vesting based on achievement of a 25% compounded annual growth rate of diluted cash EPS for the three-year period ending December 31, 2011.

The compensation committee resolved that the Company’s cash earnings per share growth, or diluted cash EPS growth, will be used as the performance criteria for the SSARs and restricted common stock awards subject to performance-based vesting. Diluted cash EPS, a non-GAAP measure, is defined as the Company’s fully-diluted net income per share excluding non-cash acquisition-related intangible amortization, non-cash share-based compensation expense and certain Board approved non-recurring items on a tax-adjusted basis. The Company’s management team and Board believe the use of diluted cash EPS as the measure for vesting terms is appropriate as it can be used to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from the Company’s operations, and by reflecting organic growth and accretive business transactions. However, as diluted cash EPS is a non-GAAP measure, it may not be the sole or best measure for investors to gauge the Company’s overall financial performance. The audit committee of the Board will be responsible for validating the calculation of diluted cash EPS growth over the relevant period.

In addition to meeting the performance targets as discussed above, the grantees must be employed by the Company for a continuous four year period through December 31, 2012 in order for the awards that are subject to performance-based vesting criteria to vest.

•	Service-based SSARs vest 25% annually beginning on December 31, 2009.

•	Service-based restricted stock vest 100% on December 31, 2012.

Option awards issued under the 2004 Long Term Equity Incentive Plan generally vest based over five years of continuous service and have ten-year contractual terms. Service-based share awards generally vest over three years. We will not issue any additional awards under this plan and all future shares that are canceled or forfeited that were initially issued under this plan will be added back to our 2008 plan.

Option awards issued under the 1999 Stock Incentive Plan generally vest based over three to four years of continuous service and have ten-year contractual terms. Service-based share awards generally vest over three years. We will not issue any additional awards under this plan and all future shares that are canceled or forfeited that were initially issued under this plan will be added back to our 2008 plan.

Under all plans, our policy is to grant equity awards with an exercise price (or base price in the case of SSARs) equal to the fair market price of our stock on the date of grant.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007

Range of calculated volatility	31.21% - 34.73%	32.2% - 36.1%	38.1% - 42.6%
Dividend yield	0%	0%	0%
Range of risk free interest rate	1.36%-2.46%	1.6% - 3.6%	4.1% - 4.7%
Range of expected term	4.0-5.0 years	5 - 6.5 years	6 - 6.5 years

It is not practicable for us to estimate the expected volatility of our share price given our limited history as a publicly traded company. Once we have sufficient history as a public company, we will estimate the expected volatility of our share price, which may impact our future share-based compensation. In accordance with generally accepted accounting principles for stock compensation, we have estimated grant-date fair value of our shares using volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities using the “simplified method” as prescribed in Staff Accounting Bulletin No. 107, Share-based Payment, to calculate expected term. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding.

Equity Award Expense Attribution

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

Restricted Common Stock Awards

We have issued restricted common stock awards to employees, our Board and our senior advisory board. During 2009, 2008 and 2007, we issued approximately 1,074,000 (or 1,049,000 shares net of forfeitures), 6,000 and 8,000 shares, respectively. During 2009, 2008 and 2007, the weighted-average grant date fair value of each restricted common stock share was $15.02, $16.04, and $10.44, respectively. The fair value of shares vested during the fiscal years ended December 31, 2009, 2008 and 2007 was $747, $107 and $133, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

A summary of changes in restricted shares during the fiscal year ended December 31, 2009 is as follows:

				Weighted	Weighted
				Average	Average
		Performance-		Grant	Remaining	Aggregate
	Service-	based		Date Fair	Contractual	Intrinsic
	based Shares	Shares	Total Shares	Value	Term	Value

Non-vested restricted shares outstanding as of January 1, 2009	13,000	—	13,000	$11.30
Granted	385,000	689,000	1,074,000	15.02
Vested	(45,000)	—	(45,000)	16.44
Forfeited	(10,000)	(15,000)	(25,000)	14.55

Non-vested restricted shares outstanding as of December 31, 2009	343,000	674,000	1,017,000	$14.92	6 years	$21,567

As of December 31, 2009, there was $10,069 of total unrecognized compensation cost related to unvested restricted common stock awards that will be recognized over a weighted average period of 1.9 years.

SSARs

We have issued SSARs to employees, our Board and our senior advisory board. During 2009, we issued approximately 2,765,000 SSARs (or 2,696,000 SSARs net of forfeitures). The weighted-average grant date fair value of each SSAR was $4.66. The fair value of SSARs vested during the fiscal year ended December 31, 2009 was $1,802.

A summary of changes in SSARs during the fiscal year ended December 31, 2009 is as follows:

				Weighted	Weighted	Weighted
				Average	Average	Average
	Service-	Performance-		Grant	Grant	Remaining	Aggregate
	based	based		Date Base	Date Fair	Contractual	Intrinsic
	SSARs	SSARs	Total SSARs	Price	Value	Term	Value

SSARs outstanding as of January 1, 2009	—	—	—	$—	$—
Granted	1,370,000	1,395,000	2,765,000	14.90	4.66
Exercised	—	—	—	—	—
Forfeited	(41,000)	(28,000)	(69,000)	14.74	4.62

SSARs outstanding as of December 31, 2009	1,329,000	1,367,000	2,696,000	$14.91	$4.66	6 years	$17,147

SSARs exercisable as of December 31, 2009	410,000	—	410,000	$14.28	$4.40	6 years	$2,843

As of December 31, 2009, there was $7,658 of total unrecognized compensation cost related to unvested SSARs that will be recognized over a weighted average period of 1.8 years.

Common Stock Option Awards

During the fiscal years ended December 31, 2009, 2008 and 2007, we granted service-based stock options for the purchase of approximately 543,000, 1,904,000 and 2,706,000 shares, respectively. The stock options granted during the fiscal year ended December 31, 2009 have a weighted average exercise price of $20.01 and

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

have a service vesting period of five years. The options granted during 2008 have a weighted average exercise price of $15.70 and have a service vesting period of five years with the exception of 41,000 which vest over a ten-month period. The options granted during 2007 have a weighted average exercise price of $10.33 and have a service vesting period of three years (300,000 options) and five years (2,406,000 options).

The exercise price of all stock options described above was equal to the market price of our common stock on the date of grant (or “common stock grant-date fair value”), and therefore the intrinsic value of each option grant was zero. The common stock grant-date fair value of options granted during the fiscal years ended December 31, 2009 and 2008 represents the market value of our common stock as of the close of market on the date prior to the grant date. The common stock grant-date fair value of options granted during 2007 represents valuation ascribed to our common stock from a contemporaneous valuation performed on or near each grant date.

The weighted-average grant-date fair value of each option granted during the fiscal years ended December 31, 2009, 2008 and 2007 was $6.54, $6.41 and $4.88, respectively.

A summary of changes in outstanding options during the fiscal year ended December 31, 2009 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding as of January 1, 2009	7,995,000	$8.63	7 years
Granted	543,000	20.01
Exercised	(1,749,000)	5.95
Forfeited	(345,000)	15.88

Options outstanding as of December 31, 2009	6,444,000	$9.93	7 years	$73,167

Options exercisable as of December 31, 2009	2,604,000	$8.09	7 years	$34,175

The total fair value of stock options vested during the fiscal years ended December 31, 2009, 2008 and 2007 was $6,195, $7,095 and $2,547, respectively.

During the fiscal years ended December 31, 2009, 2008 and 2007, we issued approximately 1,749,000, 455,000 and 859,000 shares of common stock, respectively, in connection with employee stock option exercises for aggregate exercise proceeds of $10,407, $1,862 and $3,441, respectively.

The total intrinsic value of stock options exercised during the fiscal years ended December 31, 2009, 2008 and 2007 was $22,448, $5,592 and $6,352, respectively. Our policy for issuing shares upon stock option exercise is to issue new shares of common stock.

As of December 31, 2009, there was $8,919 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 1.7 years.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of stock options outstanding as of December 31, 2009, 2008 and 2007:

	December 31,	December 31,	December 31,
	2009	2008	2007

Range of exercise prices	$0.63 - $23.60	$0.63 - $17.86	$0.63 - $16.00
Number of options outstanding	6,444,000	7,995,000	6,974,000
Weighted average exercise price	$9.93	$8.63	$6.49
Weighted average remaining contractual life	6.7 years	7.3 years	7.9 years

11.	INCOME TAXES

The provision for income tax expense is as follows for the years ended December 31:

	2009	2008	2007

Current expense
Federal	$6,518	$1,349	$3,610
Foreign	58	—	—
State	1,738	1,008	539

Total current expense	8,314	2,357	4,149
Deferred expense
Federal	4,147	5,229	2,453
State	365	(84)	784

Total deferred expense	4,512	5,145	3,237
Change in valuation allowance	—	(13)	(2,870)

Provision for income taxes	$12,826	$7,489	$4,516

A reconciliation between reported income tax expense and the amount computed by applying the statutory federal income tax rate of 35 percent is as follows at December 31, 2009, 2008 and 2007:

	2009	2008	2007

Computed tax expense	$11,471	$6,415	$3,784
State taxes (net of federal benefit)	1,679	606	(1,735)
Other permanent items	91	73	30
Meals & entertainment related to operations	695	565	705
Write-off related to In-process R&D impairment	—	—	418
Research & Development Credits	(882)	—	—
Uncertain tax positions	(145)	(152)	1,277
Net operating loss adjustments	(22)	(36)	—
Alternative minimum tax	(57)	18	—
Other	(4)	—	37

Provision for income taxes	$12,826	$7,489	$4,516

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2009	2008

Deferred tax asset, current
Accrued expenses	$3,516	$3,617
Accounts receivable	1,586	1,406
Returns and allowances	175	133
Deferred revenue	3,108	1,765
Net operating loss carryforwards	3,387	7,757
AMT credit	1,311	—
Research and development credit	1,409	—
Foreign tax credit	61	—
Prepaid expenses	47

Deferred tax asset, current	14,600	14,678
Valuation allowance	(177)	(129)

Total deferred tax asset, current	14,423	14,549
Deferred tax liability, current
Change in accounting method — deferred revenue	—	(237)
Prepaid expenses	—	(291)
Deferred interest expense	—	(241)

Total deferred tax liability, current	—	(769)

Net deferred tax asset, current	$14,423	$13,780

Deferred tax asset, non-current
Deferred compensation	$9,793	$5,563
Net operating loss carryforwards	167	3,286
Capital lease	811	755
Deferred revenue	936	1,156
Financial hedges	962	1,268
AMT credit	—	1,253
Research and development credit	—	409
Other	111	79

Deferred tax asset, non-current	12,780	13,769
Valuation allowance	(545)	(122)

Total deferred tax asset, non-current	12,235	13,647
Deferred tax liability, non-current
Deferred revenue	—	(710)
Intangible assets	(17,611)	(21,025)
Prepaid expenses	(39)	(70)
Fixed assets	(3,604)	(893)
Capitalized software costs	(10,220)	(6,766)

Total deferred tax liability, non-current	(31,474)	(29,464)

Net deferred liability, non-current	$(19,239)	$(15,817)

We have historically maintained a valuation allowance on certain deferred tax assets. In assessing the ongoing need for a valuation allowance, we consider recent operating results, the scheduled reversal of

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

deferred tax liabilities, projected future taxable benefits and tax planning strategies. As a result of this assessment, we recorded a $471 increase to our valuation allowance on certain deferred tax assets for the year ended December 31, 2009.

This increase to the valuation allowance was related to our expectations of utilization of state net operating loss carry forwards in future periods. As a result of the increase of the valuation allowance of $471, we realized a state expense of $458 included in “Income tax expense” on the accompanying Consolidated Statement of Operations. We will continue to evaluate on an annual basis, in accordance with generally accepted accounting principles for income taxes, whether or not a continued valuation allowance is necessary.

We have gross federal net operating loss carry forwards available to offset future taxable income of $1,779 and $23,459 at December 31, 2009 and 2008, respectively. These carry forwards expire at various dates beginning in 2018 through 2028. Previous changes to ownership as defined by Section 382 of the Internal Revenue Code have limited the amount of net operating loss carry forwards we can utilize in any one year. In addition to previous ownership changes, our initial public offering and acquisition of Accuro, triggered ownership changes with regard to MedAssets’ net operating losses as well as our acquired net operating losses from Accuro. These limitations have not changed our opinion regarding the utilization of federal net operating losses prior to their respective expiration. Section 382 limitations also impact our state net operating losses. We analyzed the impact of Section 382 on our state net operating loss carryforwards, as these rules differ from the federal rules in certain instances. Our valuation allowance is primarily driven by our Section 382 limitation.

Cash paid for income taxes amounted to $749 and $3,502 for the years ended December 31, 2009 and 2008, respectively.

We adopted generally accepted accounting principles relating to the accounting for uncertainty in income taxes, on January 1, 2007. As a result of the implementation of this guidance, we recognized a cumulative-effect adjustment by reducing the January 1, 2007 balance of retained earnings by $1,316 and increasing our liability for unrecognized tax benefits, interest, and penalties by $314 and reducing noncurrent deferred tax assets by $1,002.

Upon adoption of this guidance, we elected an accounting policy to also classify accrued penalties and interest related to unrecognized tax benefits in our income tax provision. Previously, our policy was to classify penalties and interest as operating expenses in arriving at pretax income. During the year ended December 31, 2009 and December 31, 2008, we reversed $82 and zero, respectively, for the potential payment of interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$2,380
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2,002)
Settlements and lapse of statue of limitations	—

Balance at December 31, 2008	$378
Additions based on tax positions related to the current year	79
Additions for tax positions of prior years	77
Reductions for tax positions of prior years	—
Settlements and lapse of statue of limitations	—

Balance at December 31, 2009	$534

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Included in our unrecognized tax benefits are $477 of uncertain positions that would impact our effective rate if recognized. We do not expect unrecognized tax benefits to materially change in the next 12 months.

Our consolidated U.S. federal income tax returns for tax years 1999 to 2002 remain subject to examination by the Internal Revenue Service (or “IRS”) for net operating loss carryforward and credit carryforward purposes. For years 1999 to 2004 the statute for assessments and refunds has expired. The statute of limitations on our 2005 federal income tax return for assessments and refunds expired on September 15, 2009. Separate state income tax returns for our parent company and certain consolidated state returns remain subject to examination for net operating loss carryforward purposes. Separate state income tax returns for our most significant subsidiary for tax years 2005 to 2007 remains open. The statute of limitations on these 2005 state returns expired on September 15, 2009.

12.	INCOME (LOSS) PER SHARE

We calculate earnings per share (or “EPS”) in accordance with the generally accepted accounting principles relating to earnings per share. Basic EPS is calculated by dividing reported net income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the reported period following the two-class method. The effect of our participating convertible preferred stock was included in basic EPS, if dilutive, under the two-class method in accordance with generally accepted accounting principles relating to earnings per share. Diluted EPS reflects the potential dilution that could occur if our stock options and stock warrants were exercised and converted into our common shares during the reporting periods.

	Year Ended December 31,
	2009	2008	2007

Numerator for basic and diluted income (loss) per share:
Net income from continuing operations	$19,947	$10,841	$6,296
Preferred stock dividends and accretion	—	—	(16,094)

Net income (loss) attributable to common stockholders	19,947	10,841	(9,798)
Denominator for basic income (loss) per share weighted average shares	54,841,000	49,843,000	12,984,000
Effect of dilutive securities:
Stock options	2,416,000	2,444,000	—
Stock settled stock appreciation rights	193,000	—	—
Restricted stock and stock warrants	415,000	27,000	—

Denominator for diluted income (loss) per share — adjusted weighted average shares and assumed conversions	57,865,000	52,314,000	12,984,000
Basic income (loss) per share:
Basic net income (loss) attributable to common stockholders from continuing operations	$0.36	$0.22	$(0.75)

Diluted net income (loss) per share:
Diluted net income (loss) attributable to common stockholders from continuing operations	$0.34	$0.21	$(0.75)

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The following table provides a summary of those potentially dilutive securities that have been excluded from the calculation of basic and diluted EPS because inclusion would have an anti-dilutive effect.

	Year Ended December 31,
	2009	2008	2007

Convertible preferred stock	—	—	16,013,000
Stock options	110,000	355,000	1,833,000
Stock settled stock appreciation rights	24,000	—	—
Restricted stock and stock warrants	1,000	—	124,000

Total	135,000	355,000	17,970,000

13.	SEGMENT INFORMATION

We deliver our solutions and manage our business through two reportable business segments, Revenue Cycle Management and Spend Management:

•	Revenue Cycle Management. Our Revenue Cycle Management segment provides a comprehensive suite of software and services spanning the hospital, health system and other ancillary healthcare provider revenue cycle workflow — from patient admission and financial responsibility, patient financial liability estimation, charge capture, case management, contract management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance.

•	Spend Management. Our Spend Management segment provides a comprehensive suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization portfolio of contracts, consulting services and business intelligence tools.

Generally accepted accounting principles relating to segment reporting, defines reportable segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing financial performance. The guidance indicates that financial information about segments should be reported on the same basis as that which is used by the chief operating decision maker in the analysis of performance and allocation of resources. Management of the Company, including our chief operating decision maker, uses what we refer to as Segment Adjusted EBITDA as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. We define Segment Adjusted EBITDA as segment net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization (“EBITDA”) as adjusted for other non-recurring, non-cash or non-operating items. Our chief operating decision maker uses Segment Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period to period. Segment Adjusted EBITDA includes expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of the segment. General and administrative corporate expenses that are not specific to the segments are not included in the calculation of Segment Adjusted EBITDA. These expenses include the costs to manage our corporate offices, interest expense on our credit facilities and expenses related to being a publicly-held company. All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external customers.

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

The following tables represent our results of operations, by segment, for the fiscal years ended December 31, 2009, 2008 and 2007. The results of operations of Accuro are included in our Revenue Cycle Management segment from the date of acquisition, or June 2, 2008:

	Year Ended December 31, 2009
	RCM	SM	Corporate	Total

Results of Operations:
Revenue:
Administrative fees	$—	$163,454	$—	$163,454
Revenue share obligation	—	(55,231)	—	(55,231)
Other service fees	205,918	27,140	—	233,058

Total net revenue	205,918	135,363	—	341,281
Total operating expenses	183,876	77,042	29,893	290,811

Operating income	22,042	58,321	(29,893)	50,470
Interest expense	(1)	(1)	(18,112)	(18,114)
Other (expense) income	(219)	149	487	417

Income (loss) before income taxes	$21,822	$58,469	$(47,518)	$32,773
Income tax expense (benefit)	8,540	22,882	(18,596)	12,826
Net income (loss)	13,282	35,587	(28,922)	19,947

Segment Adjusted EBITDA	$64,257	$68,265	$(21,084)	$111,438

	As of December 31, 2009
	RCM	SM	Corporate	Total

Financial Position:
Accounts receivable, net	$54,401	$37,886	$(24,670)	$67,617
Other assets	567,126	93,886	49,915	710,927

Total assets	621,527	131,772	25,245	778,544
Accrued revenue share obligation	—	31,948	—	31,948
Deferred revenue	28,400	3,478	—	31,878
Other liabilities	36,850	33,131	207,365	277,346

Total liabilities	$65,250	$68,557	$207,365	$341,172

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

	Year Ended December 31, 2008
	RCM	SM	Corporate	Total

Results of Operations:
Revenue:
Administrative fees	$—	$158,618	$—	$158,618
Revenue share obligation	—	(52,853)	—	(52,853)
Other service fees	151,717	22,174	—	173,891

Total net revenue	151,717	127,939	—	279,656
Total operating expenses	142,854	73,108	22,172	238,134

Operating income	8,863	54,831	(22,172)	41,522
Interest expense	(4)	(1)	(21,266)	(21,271)
Other income (expense)	58	21	(2,000)	(1,921)

Income (loss) before income taxes	$8,917	$54,851	$(45,438)	$18,330
Income tax expense (benefit)	5,165	21,786	(19,462)	7,489

Net income (loss)	3,752	33,065	(25,976)	10,841

Segment Adjusted EBITDA	$43,375	$64,175	$(17,834)	$89,716

	As of December 31, 2008
	RCM	SM	Corporate	Total

Financial Position:
Accounts receivable, net	$43,384	$40,540	$(28,876)	$55,048
Other assets	577,650	96,915	44,247	718,812

Total assets	621,034	137,455	15,371	773,860
Accrued revenue share obligation	—	29,698	—	29,698
Deferred revenue	26,607	4,084	—	30,691
Other liabilities	28,689	41,546	260,297	330,532

Total liabilities	$55,296	$75,328	$260,297	$390,921

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

	Year Ended December 31, 2007
	RCM	SM	Corporate	Total

Results of Operations:
Revenue:
Administrative fees	$—	$142,320	$—	$142,320
Revenue share obligation	—	(47,528)	—	(47,528)
Other service fees	80,512	13,214	—	93,726

Total net revenue	80,512	108,006	—	188,518
Total operating expenses	76,445	66,974	17,011	160,430

Operating income	4,067	41,032	(17,011)	28,088
Interest income (expense)	14	(2)	(20,403)	(20,391)
Other income	400	79	2,636	3,115

Income (loss) before income taxes	$4,481	$41,109	$(34,778)	$10,812
Income tax expense (benefit)	1,918	13,680	(11,082)	4,516

Net income (loss)	2,563	27,429	(23,696)	6,296

Segment Adjusted EBITDA	$22,711	$50,632	$(12,772)	$60,571

	As of December 31, 2007
	RCM	SM	Corporate	Total

Financial Position:
Accounts receivable, net	$20,213	$12,008	$1,458	$33,679
Other assets	225,817	116,894	149,989	492,700

Total assets	246,030	128,902	151,447	526,379
Accrued revenue share obligation	—	29,998	—	29,998
Deferred revenue	14,473	8,547	—	23,020
Other liabilities	28,018	21,974	193,854	243,846

Total liabilities	$42,491	$60,519	$193,854	$296,864

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Generally accepted accounting principles relating to segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for each of the fiscal years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007

RCM Adjusted EBITDA	$64,257	$43,375	$22,711
SM Adjusted EBITDA	68,265	64,175	50,632

Total reportable Segment Adjusted EBITDA	132,522	107,550	73,343
Depreciation	(10,982)	(8,139)	(5,619)
Amortization of intangibles	(28,012)	(23,442)	(15,778)
Amortization of intangibles (included in cost of revenue)	(3,166)	(1,582)	(1,145)
Interest expense, net of interest income(1)	17	24	29
Income tax	(31,422)	(26,951)	(15,598)
Impairment of intangibles(2)	—	(1,916)	(1,195)
Share-based compensation expense(3)	(10,113)	(6,278)	(2,914)
Accuro, XactiMed & Avega purchase accounting adjustments(4)	25	(2,449)	(1,131)

Total reportable segment net income	48,869	36,817	29,992
Corporate net (loss)	(28,922)	(25,976)	(23,696)

Consolidated net income	$19,947	$10,841	$6,296

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Consolidated Statement of Operations.

(2)	Impairment of intangibles during 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management tradenames and internally developed software products, mainly due to the integration of Accuro’s operations and products. Impairment of intangibles during 2007 and prior primarily relates to the write-off of in-process research and development from XactiMed at the time of acquisition.

(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(4)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro, XactiMed and Avega. The reduction of the deferred revenue balances materially affects period-to- period financial performance comparability and revenue and earnings growth in periods subsequent to the acquisition and is not indicative of the changes in the underlying results of operations. In 2010, these adjustments will no longer be reconciling items related to acquired deferred revenue balances because the amounts were fully amortized in 2009. We may have this adjustment in future periods if required by purchase accounting.

14.	DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2009, we adopted generally accepted accounting principles for derivatives and hedging which requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments and how derivative instruments and related hedged items are

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

accounted for under generally accepted accounting principles. As of December 31, 2009, we had an interest rate swap, an interest rate collar and a par forward contract as described below. These derivatives were highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our Consolidated Statements of Operations for the year ended December 31, 2009.

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

The interest rate swap converts the three-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 1.99% (exclusive of the applicable bank margin charged by our lender). The interest rate swap terminates on March 31, 2012 and qualifies as a highly effective cash flow hedge under U.S. GAAP.

As such, the fair value of the derivative will be recorded in our Consolidated Balance Sheet. Accordingly, as of December 31, 2009, we recorded the fair value of the swap on our balance sheet as a liability of approximately $610 in other long-term liabilities, and the offsetting loss ($379 net of tax) was recorded in accumulated other comprehensive loss in our stockholders’ equity. If we assess any portion of this to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.

We determined the fair values of the swap using Level 2 inputs as defined under generally accepted accounting principles for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed the swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market 3-month floating LIBOR rate as of December 31, 2009. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value of the swap represents a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.

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

Interest Rate Collar

On June 24, 2008 (effective June 30, 2008), we entered into an interest rate collar to hedge our interest rate exposure on a notional $155,000 of our outstanding term loan credit facility of $215,161. The collar sets a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the 3-month London Inter-bank Offered Rate (or “LIBOR”) applicable to a notional $155,000 of term loan debt. This collar effectively limits our LIBOR interest exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar also does not hedge the applicable margin payable to our lenders on our indebtedness. Settlement payments are made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

rate on the notional amount outstanding. The collar terminates on June 30, 2010 and no consideration was exchanged with the counterparty to enter into the hedging arrangement.

The collar is a highly effective cash flow hedge under generally accepted accounting principles relating to derivatives and hedging, as the payment and interest rate terms of the instrument coincide with that of our term loan and the instrument was designed to perfectly hedge our variable cash flow risk. Accordingly as of December 31, 2009 and 2008, we recorded the fair value of the collar on our balance sheet as a liability of approximately $1,965 and $3,660 in Other long-term liabilities, and the offsetting loss of ($1,221 net of tax) and ($2,279 net of tax) was recorded in Accumulated other comprehensive loss in our Stockholders’ equity. If we assess any portion of any of this to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.

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

Par Forward Contract

We have a series of par forward contracts to lock in the rate of exchange in U.S. dollar terms at a specific par forward exchange rate of Canadian dollars to one U.S. dollar, with respect to one specific Canadian customer contract. This three-year customer contract extends through April 30, 2010. The combination of options is considered purchased options under implementation guidance under generally accepted accounting principles for derivatives and hedging. The hedged instruments are classified as cash flow hedges and are designed to be highly effective at minimizing exchange risk on the contract. We designated this hedge as effective and recorded the fair value of this instrument as a liability of approximately $8 in Other long-term liabilities as of December 31, 2009 and as an asset of $304 in other long-term assets as of December 31, 2008. The offsetting unrealized loss of ($5 net of tax) and gain of ($191 net of tax) is recorded as Accumulated other comprehensive loss or income in our Stockholders’ equity as of December 31, 2009 and 2008. If we assess any material portion of this to be ineffective, we will reclassify that ineffective portion to current period earnings or loss accordingly.

We determined the fair values of the par forward contracts using Level 2 inputs as defined under generally accepted accounting principles relating to fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. However, these instruments are not traded in active markets, thus they are not valued using Level 1 inputs. Our valuation technique assessed the par forward contract by comparing each fixed cash flow to a hypothetical cash flow utilizing an observable market spot exchange rate as of December 31, 2009 and 2008, and then discounting each of those cash flows to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value represents a cumulative total of each par forward contract calculated fair value.

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

Interest rate swap termination

On June 24, 2008, we terminated two floating-to-fixed rate LIBOR-based interest rate swaps, originally entered into in November 2006 and July 2007. The swaps were originally set to fully terminate by July 2010. Such early termination with the counterparty was deemed to be a termination of all future obligations between us and the counterparty. In consideration of the early termination, we paid $3,914 to the counterparty on June 26, 2008 plus $903 of accrued interest. Prior to the termination, the fair values of the swaps were recorded in other long-term liabilities and accumulated other comprehensive loss on our balance sheet. The termination of the swaps resulted in the payment of such liability and the reclassification of the related accumulated other comprehensive loss to current period expense. The result was a charge to expense for the fiscal year ended December 31, 2008 of $3,914.

A summary of fair values of our derivatives as of December 31, 2009 is as follows:

	Asset Derivatives		Liability Derivatives
	December 31,		December 31,
	2009		2009
	Balance Sheet		Balance Sheet
Derivatives Designated as Hedging Instruments Under Generally Accepted Accounting Principles	Location	Fair Value	Location	Fair Value

Interest rate contracts		$—	Other long term liabilities	$2,575
Foreign exchange contracts	Other long term assets	—		8

Total derivatives designated as hedging instruments		$—		$2,583

The Effect of Derivative Instruments on the Consolidated Statement of Operations
for the Year Ended December 31, 2009

		Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)	Reclassified from	Reclassified from
	Recognized in OCI on	Accumulated OCI into	Accumulated OCI into
Derivatives in Cash Flow	Derivative	Income	Income
Hedging Relationships	(Effective Portion) 2009	(Effective Portion)	(Effective Portion) 2009

Interest rate contracts	$679	n/a	$—
Foreign exchange contracts	(196)	n/a	—

Total gain recognized in other comprehensive income	$483		$—

15.	FAIR VALUE MEASUREMENTS

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

Refer to Note 14 for information and fair values of our derivative instruments measured on a recurring basis under generally accepted accounting principles for fair value measurements and disclosures.

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:

•	Cash and cash equivalents: The carrying value reported in the Consolidated Balance Sheets for these items approximates fair value due to the high credit standing of the financial institutions holding these items and their liquid nature;

•	Accounts receivable, net: The carrying value reported in the Consolidated Balance Sheets is net of allowances for doubtful accounts which includes a degree of counterparty non-performance risk;

•	Accounts payable and current liabilities: The carrying value reported in the Consolidated Balance Sheets for these items approximates fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company;

•	Finance obligation: The carrying value of our finance obligation reported in the Consolidated Balance Sheets approximates fair value based on current interest rates; and,

•	Notes payable: The carrying value of our long-term notes payable reported in the Consolidated Balance Sheets approximates fair value since they bear interest at variable rates or fixed rates which contain an element of default risk. Refer to Note 6.

16.	VALUATION AND QUALIFYING ACCOUNTS

We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance; a sales return reserve related to our administrative fee revenues that is recorded as a contra revenue account; and, a self insurance accrual related to the medical and dental insurance provided to our employees. The following table sets forth the change in each of those reserves for the years ended December 31, 2009, 2008, and 2007.

Valuation and Qualifying Accounts

	Balance at			Writeoffs	Balance at
	Beginning		Charged to	Net of	End
Allowance for Doubtful Accounts	of Year	Acquisitions(1)	Bad Debt(2)	Recoveries(3)	of Year

Year ended December 31, 2009	$2,247	$—	$5,753	$(3,811)	$4,189
Year ended December 31, 2008	3,506	—	1,906	(3,165)	2,247
Year ended December 31, 2007	964	1,690	1,076	(224)	3,506

(1)	Includes allowance for doubtful accounts of acquired companies.

(2)	Additions to the allowance account through the normal course of business are charged to expense.

(3)	Write-offs reduce the balance of accounts receivable and the related allowance for doubtful accounts indicating management’s belief that specific balances are not recoverable.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

	Balance at	Net Charged to	Balance at
	Beginning	Administrative Fee	End
Administrative Fee Sales Return Reserve	of Year	Revenue(1)	of Year

Year ended December 31, 2009	$352	$110	$462
Year ended December 31, 2008	253	99	352
Year ended December 31, 2007	245	8	253

(1)	Includes allowance for administrative fee sales returns. Additions to the allowance through the normal course of business reduces administrative fee revenue.

	Balance at			Balance at
	Beginning	Charged to	Claims	End
Self Insurance Accrual(1)	of Year	expense(2)	Payments(3)	of Year

Year ended December 31, 2009	$993	$10,756	$(10,211)	$1,538
Year ended December 31, 2008	—	6,963	(5,970)	993

(1)	During 2008, we implemented a self insurance policy to cover our employee’s medical and dental insurance (2008 was exclusive of acquired employees related to the Accuro acquisition).

(2)	Estimates of insurance claims expected to be incurred through the normal course of business are charged to expense.

(3)	Actual insurance claims payments reduce the self insurance accrual.

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited summarized financial data by quarter for the years ended December 31, 2009 and 2008 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2009
Net revenue	$78,984	$84,209	$82,393	$95,695
Gross profit	62,239	66,596	60,921	76,874
Net income	1,905	2,175	5,896	9,971
Net income per basic share	$0.04	$0.04	$0.11	$0.18

Net income per diluted share	$0.03	$0.04	$0.10	$0.17

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2008
Net revenue	$58,758	$61,235	$75,972	$83,691
Gross profit	50,296	50,547	58,871	68,394
Net income (loss)	2,699	(1,576)	3,686	6,032
Net income (loss) per basic share	$0.06	$(0.03)	$0.07	$0.11

Net income (loss) per diluted share	$0.06	$(0.03)	$0.07	$0.11

18.	RELATED PARTY TRANSACTION

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC (“JJB”), a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the years ended December 31, 2009 and 2008, we incurred charges of $1,813 and $782, respectively, related to transactions with Mr. Bardis.

19.	SUBSEQUENT EVENTS

We have evaluated subsequent events through February 26, 2010 for the filing on this Form 10-K and determined there has not been any event that has occurred that would require an adjustment to our Consolidated Financial Statements.