Form 10-Q
period 2010-03-31
MEDASSETS INC
filed 2010-05-07
CIK 1254419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of May 5, 2010, the registrant had 57,157,557 shares of $0.01 par value common stock outstanding.

MEDASSETS, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements
MedAssets, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current
Cash and cash equivalents	$4,981	$5,498
Accounts receivable, net of allowances of $3,767 and $4,189 as of March 31, 2010 and December 31, 2009, respectively	70,323	67,617
Deferred tax asset, current	14,423	14,423
Prepaid expenses and other current assets	15,283	8,442

Total current assets	105,010	95,980
Property and equipment, net	58,720	54,960
Other long term assets
Goodwill	511,861	511,861
Intangible assets, net	89,320	95,589
Other	20,407	20,154

Other long term assets	621,588	627,604

Total assets	$785,318	$778,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,300	$8,680
Accrued revenue share obligation and rebates	27,084	31,948
Accrued payroll and benefits	15,074	12,874
Other accrued expenses	11,309	7,410
Deferred revenue, current portion	30,848	24,498
Current portion of notes payable	2,499	13,771
Current portion of finance obligation	166	163

Total current liabilities	96,280	99,344
Notes payable, less current portion	200,765	201,390
Finance obligation, less current portion	9,651	9,694
Deferred revenue, less current portion	7,606	7,380
Deferred tax liability	19,358	19,239
Other long term liabilities	2,465	4,125

Total liabilities	336,125	341,172
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 57,000,000 and 56,715,000
shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	570	567
Additional paid-in capital	645,544	639,315
Accumulated other comprehensive loss	(1,536)	(1,605)
Accumulated deficit	(195,385)	(200,905)

Total stockholders’ equity	449,193	437,372

Total liabilities and stockholders’ equity	$785,318	$778,544

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)

Revenue:
Administrative fees, net	$28,590	$27,486
Other service fees	64,816	51,498

Total net revenue	93,406	78,984

Operating expenses:
Cost of revenue (inclusive of certain depreciation and amortization expense)	21,722	16,745
Product development expenses	5,370	6,018
Selling and marketing expenses	10,668	10,896
General and administrative expenses	32,151	27,451
Depreciation	4,293	2,910
Amortization of intangibles	6,084	7,011

Total operating expenses	80,288	71,031

Operating income	13,118	7,953
Other income (expense):
Interest (expense)	(3,932)	(4,993)
Other income	67	214

Income before income taxes	9,253	3,174
Income tax expense	3,733	1,269

Net income	$5,520	$1,905

Basic and diluted income per share:
Basic net income	$0.10	$0.04

Diluted net income	$0.09	$0.03

Weighted average shares — basic	55,817	54,102
Weighted average shares — diluted	58,829	56,302
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
Three Months Ended March 31, 2010

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
	(In thousands)
Balances at December 31, 2009	56,715	$567	$639,315	$(1,605)	$(200,905)	$437,372

Issuance of common stock from equity award exercises	245	2	1,938	—	—	1,940
Issuance of common restricted stock	40	1	(1)	—	—	—
Stock compensation expense	—	—	3,472	—	—	3,472
Excess tax benefit from equity award exercises	—	—	820	—	—	820
Other comprehensive income:
Unrealized gain from hedging activities (net of a tax expense of $48)	—	—	—	69	—	69
Net income	—	—	—	—	5,520	5,520

Comprehensive income	—	—	—	69	5,520	5,589

Balances at March 31, 2010	57,000	$570	$645,544	$(1,536)	$(195,385)	$449,193

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Operating activities
Net income	$5,520	$1,905
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	407	1,284
Depreciation	5,015	3,514
Amortization of intangibles	6,269	7,196
Loss on sale of assets	1	21
Noncash stock compensation expense	3,472	4,386
Excess tax benefit from exercise of equity awards	(820)	(1,075)
Amortization of debt issuance costs	458	462
Noncash interest expense, net	134	518
Deferred income tax expense	71	124
Changes in assets and liabilities:
Accounts receivable	(3,113)	(3,858)
Prepaid expenses and other assets	(6,841)	(3,367)
Other long-term assets	(1,163)	(1,265)
Accounts payable	1,439	2,136
Accrued revenue share obligations and rebates	(4,865)	(4,938)
Accrued payroll and benefits	2,200	(5,267)
Other accrued expenses	2,316	1,914
Deferred revenue	6,575	471

Cash provided by operating activities	17,075	4,161

Investing activities
Purchases of property, equipment and software	(4,493)	(3,396)
Capitalized software development costs	(3,798)	(3,218)

Cash used in investing activities	(8,291)	(6,614)

Financing activities
Proceeds from notes payable	—	29,995
Repayment of notes payable and capital lease obligations	(11,897)	(35,430)
Repayment of finance obligations	(164)	(164)
Excess tax benefit from exercise of equity awards	820	1,075
Issuance of common stock	1,940	1,548

Cash used in financing activities	(9,301)	(2,976)

Net decrease in cash and cash equivalents	(517)	(5,429)
Cash and cash equivalents, beginning of period	5,498	5,429

Cash and cash equivalents, end of period	$4,981	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

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
     The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2009, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010.
     The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2009 included in our Form 10-K as filed with the SEC on March 1, 2010. These financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.
Cash and Cash Equivalents
     All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash on hand is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. In addition, we may periodically make voluntary repayments on our term loan. Cash and cash equivalents were $4,981 and $5,498 as of March 31, 2010 and December 31, 2009, respectively, as our revolver and swing-line balances were zero. See Note 5 for immediately available cash under our revolving credit facility.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for multiple-deliverable revenue arrangements. The update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method of determining stand-alone value affects the timing or amount of revenue recognition. The accounting standards update will be applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact of the adoption of this update on our Condensed Consolidated Financial Statements.
     In October 2009, the FASB issued an accounting standards update relating to certain revenue arrangements that include software elements. The update will change the accounting model for revenue arrangements that include both tangible products and software

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
elements. Among other things, tangible products containing software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. In addition, the update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes tangible products and software. The accounting standards update will be applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. The adoption of this update is not expected to have a material impact on our Condensed Consolidated Financial Statements.
     In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance will be applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements as it may impact revenue recognition on certain arrangements.
Subsequent Events
     In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 31, 2010.
3. ACQUISITION AND RESTRUCTURING ACTIVITIES
Accuro Restructuring Plan
     In connection with the Accuro Healthcare Solutions, Inc. acquisition (“Accuro” or “Accuro Acquisition”), our management approved, committed and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our Revenue Cycle Management segment. Any increases or decreases to the estimates of executing the restructuring plan subsequent to June 2009 will be recorded as an adjustment to operating expense. There were no such adjustments made during the three months ended March 31, 2010.
     The changes in the plan are summarized as follows:

	Accrued		Accrued
	December 31,	Cash	March 31,
	2009	Payments	2010
Accuro Restructuring Plan
Severance	$246	$(246)	$—
Lease termination penalty and other costs	2,813	(338)	2,475

Total Accuro Restructuring Costs	$3,059	$(584)	$2,475

     We expect that $1,429 of the remaining lease termination penalty will be paid ratably from April 2010 through January 2011 and $1,046 will be paid in February 2011.
4. DEFERRED REVENUE
     Deferred revenue consists of unrecognized revenue related to advanced customer invoicing or customer payments received prior to revenue being realized and earned. Substantially all of our deferred revenue consists of: (i) deferred administrative fees, net; (ii) deferred service fees; (iii) deferred software and implementation fees; and (iv) other deferred fees, including receipts for our annual customer and vendor meeting received prior to the event.
     The following table summarizes the deferred revenue categories and balances as of:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2010	2009
Software and implementation fees	$14,203	$14,080
Service fees	18,735	15,786
Administrative fees	2,278	924
Other fees	3,238	1,088

Deferred revenue, total	38,454	31,878
Less: Deferred revenue, current portion	(30,848)	(24,498)

Deferred revenue, non-current portion	$7,606	$7,380

     As of March 31, 2010 and December 31, 2009, deferred revenue included in our Condensed Consolidated Balance Sheets that was contingent upon meeting performance targets was $2,159 and $686, respectively.
5. NOTES PAYABLE
     The balances of our notes payable are summarized as follows as of:

	March 31,	December 31,
	2010	2009
Notes payable — senior	$203,264	$215,161
Less: current portion	(2,499)	(13,771)

Total long-term notes payable	$200,765	$201,390

     The principal amount of our long-term notes payable consists of our senior term loan facility which had an outstanding balance of $203,264 as of March 31, 2010. We had zero dollars drawn on our revolving credit facility, and zero dollars drawn on our swing-line component, resulting in approximately $124,000 of availability under our credit facility inclusive of the swing-line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of March 31, 2010 and December 31, 2009. During the three months ended March 31, 2010, we made payments on our term loan balance which included an annual excess cash flow payment to our lender in accordance with our credit facility of approximately $11,272 and scheduled principal payments on our senior term loan facility of $625. The applicable weighted average interest rate (inclusive of the applicable bank margin and impact of our interest rate collar) on our senior term loan facility at March 31, 2010 was 6.1%. Total interest paid during the three months ended March 31, 2010 and 2009 was approximately $3,160 and $3,940, respectively.
     As of March 31, 2010, we had approximately $5,472 of debt issuance costs related to our credit agreement which will be amortized into interest expense using the effective interest method until the maturity date. Our revolving credit facility matures on October 23, 2011 and our term loan matures on October 23, 2013. For the three months ended March 31, 2010 and 2009, we recognized approximately $458 and $462 in interest expense related to the amortization of debt issuance costs.
     Our credit agreement contains certain provisions that require us to pay a portion of our outstanding obligations one quarter subsequent to the end of each fiscal year in the form of an excess cash flow payment on the term loan. The amount is determined based on defined percentages of excess cash flow required in the credit agreement. Our current portion of notes payable does not include an amount with respect to any 2011 excess cash flow payment. We will reclassify a portion of our long-term notes payable to a current classification at such time that any 2011 excess cash flow payment becomes estimable.
     Future maturities of principal of notes payable as of March 31, 2010 are as follows:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Amount
2010	$1,874	(1)
2011	2,499
2012	2,499
2013	196,392

Total notes payable	$203,264

(1)   Represents remaining quarterly principal payments due during the fiscal year ended December 31, 2010.
6. COMMITMENTS AND CONTINGENCIES
Performance Targets
     In the ordinary course of contracting with our customers, we may agree to make some or all of our fees contingent upon a customer’s achievement of financial improvement targets from the use of our services and software. These contingent fees are not recognized as revenue until a customer confirms achievement of the performance targets. We generally receive customer acceptance as and when the performance targets are achieved. Prior to customer confirmation that a performance target has been achieved, we record billed contingent fees as deferred revenue on our Condensed Consolidated Balance Sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs.
Legal Proceedings
     In August 2007, Jacqueline Hodges, the former owner of Med-Data Management, Inc. (or “Med-Data”) disputed our earn-out calculation made under the Med-Data Asset Purchase Agreement and alleged that we failed to fulfill our obligations with respect to the earn-out. In November 2007, Ms. Hodges filed a complaint in the Federal District Court for the Northern District of Georgia, alleging that we failed to act in good faith with respect to the operation of Med-Data subsequent to the acquisition which affected the earn-out calculation. On March 21, 2008, we filed an answer denying the plaintiffs’ allegations and also filed a counterclaim alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the status of their relationship with their largest customer.
     On March 31, 2010, the Court entered summary judgment in favor of the Company and dismissed Ms. Hodges’ claims. Though Ms. Hodges filed a motion for summary judgment as well to dismiss the Company’s counterclaim, the Court denied this motion, and the Company is free to proceed to trial on its claims. The Company is in the process of negotiating a settlement of its counterclaim filed in this lawsuit.
     Other than the Med-Data dispute noted above, as of March 31, 2010, we are not presently involved in any other legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.
7. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
     During the three months ended March 31, 2010, we issued approximately 245,000 shares of common stock in connection with employee stock option and stock-settled stock appreciation rights (or “SSARs”) exercises for aggregate exercise proceeds of $1,940.
Share-Based Compensation
     As of March 31, 2010, we had restricted common stock, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of March 31, 2010, we had approximately 1,626,000 shares reserved under our 2008 equity incentive plan available for grant.
     The share-based compensation expense related to equity awards that has been charged against income was $3,472 and $4,386 for the three months ended March 31, 2010 and 2009, respectively. The total income tax benefit recognized in the Condensed Consolidated Statement of Operations for share-based compensation arrangements related to equity awards was $1,309 and $1,656 for the three months ended March 31, 2010 and 2009, respectively. There were no capitalized share-based compensation expenses at March 31, 2010.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
     Total share-based compensation expense (inclusive of restricted common stock, SSARs and common stock options) for the three months ended March 31, 2010 and 2009 is reflected in our Condensed Consolidated Statements of Operations as noted below:

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$566	$860
Product development	197	309
Selling and marketing	614	798
General and administrative	2,095	2,419

Total share-based compensation expense	$3,472	$4,386

Equity Award Grants
     During the three months ended March 31, 2010, we granted the following equity awards to certain of our employees, our board of directors and our senior advisory board.
Common Stock Option Awards
     During the three months ended March 31, 2010, we granted stock options for the purchase of approximately 102,000 shares. The stock options granted during the three months ended March 31, 2010 have a weighted average exercise price of $21.50 and have a service vesting period of five years. The weighted-average grant date fair value of each stock option granted during the three months ended March 31, 2010 was $6.84.
     As of March 31, 2010, there was approximately $8,000 of total unrecognized compensation expense related to all outstanding stock option awards that will be recognized over a weighted average period of 1.6 years.
Restricted Common Stock Awards
     During the three months ended March 31, 2010 we issued restricted common stock awards of approximately 77,000 (or 40,000 shares net of forfeitures). The weighted-average grant date fair value of each restricted common stock share was $21.46. Approximately 42,000 restricted shares will vest on December 31, 2012 provided certain performance criteria are achieved. Approximately 21,000 restricted shares vest over four years; 12,000 shares vest ratably each month through December 31, 2010; and 2,000 restricted shares were fully vested at the date of grant.
     As of March 31, 2010, there was approximately $10,000 of total unrecognized compensation expense related to all unvested restricted common stock awards that will be recognized over a weighted average period of 1.8 years.
SSARs Awards
     During the three months ended March 31, 2010, we issued approximately 291,000 SSARs (or 215,000 SSARs net of forfeitures) awards. The weighted-average grant date base price of each SSAR was $21.42 and the weighted-average grant date fair value of each SSAR was $5.89 for the three months ended March 31, 2010. Approximately 128,000 SSARs will vest on December 31, 2012 provided certain performance criteria are achieved. Approximately 57,000 SSARs vest over four years and 106,000 SSARs vest ratably each month through December 31, 2010.
     As of March 31, 2010, there was approximately $8,000 of total unrecognized compensation expense related to all unvested SSARs that will be recognized over a weighted average period of 1.7 years.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
8. INCOME TAXES
     Income tax expense recorded during the three months ended March 31, 2010 and 2009 reflected an effective income tax rate of 40.3% and 40.0%, respectively. There was no significant change in the Company’s liabilities related to accounting for uncertainty in income taxes for the three months ended March 31, 2010 and 2009, respectively.
9. INCOME PER SHARE
     We calculate earnings per share (or “EPS”) in accordance with GAAP. Basic EPS is calculated by dividing reported net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting periods. Diluted EPS reflects the potential dilution that could occur if our stock options, stock warrants, SSARs and unvested restricted stock were included in our common shares outstanding during the reporting periods.

	Three Months Ended March 31,
	2010	2009
Numerator for Basic and Diluted Income Per Share:
Net income	$5,520	$1,905
Denominator for basic income per share weighted average shares	55,817,000	54,102,000
Effect of dilutive securities:
Stock options	2,160,000	2,102,000
Stock settled stock appreciation rights	383,000	—
Restricted stock and stock warrants	469,000	98,000

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	58,829,000	56,302,000
Basic income per share:
Basic net income per common share	$0.10	$0.04

Diluted net income per share:
Diluted net income per common share	$0.09	$0.03

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
     The effect of certain dilutive securities has been excluded for the three months ended March 31, 2010 and 2009 because the impact is anti-dilutive as a result of certain securities strike price being greater than the average market price (or, out of the money) during the periods presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2010	2009
Stock options	77,000	350,000
SSARs	43,000	469,000

Total	120,000	819,000
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
     GAAP relating to segment reporting, defines reportable segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing financial performance. The guidance indicates that financial information about segments should be reported on the same basis as that which is used by the chief operating decision maker in the analysis of performance and allocation of resources. Management of the Company, including our chief operating decision maker, uses what we refer to as Segment Adjusted EBITDA as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. We define Segment Adjusted EBITDA as segment net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization (“EBITDA”) as adjusted for other non-recurring, non-cash or non-operating items. Our chief operating decision maker uses Segment Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period to period. Segment Adjusted EBITDA includes expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of the segment. General and administrative corporate expenses that are not specific to the segments are not included in the calculation of Segment Adjusted EBITDA. These expenses include the costs to manage our corporate offices, interest expense on our credit facilities and expenses related to being a publicly-held company. All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external customers.
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
     The following tables represent our results of operations, by segment, for the three months ended March 31, 2010 and 2009:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2010
	RCM	SM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$43,029	$—	$43,029
Revenue share obligation(1)	—	(14,439)	—	(14,439)
Other service fees	58,684	6,132	—	64,816

Total net revenue	58,684	34,722	—	93,406
Total operating expenses	51,588	19,600	9,100	80,288

Operating income (loss)	7,096	15,122	(9,100)	13,118
Interest (expense)	—	—	(3,932)	(3,932)
Other (expense) income	(33)	(10)	110	67

Income (loss) before income taxes	$7,063	$15,112	$(12,922)	$9,253
Income tax (benefit)	2,849	6,096	(5,212)	3,733

Net income (loss)	4,214	9,016	(7,710)	5,520

Segment Adjusted EBITDA	$17,482	$16,957	$(6,627)	$27,812

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	As of March 31, 2010
	RCM	SM	Corporate	Total
Financial Position:
Accounts receivable, net	$53,765	$38,558	$(22,000)	$70,323
Other assets	562,955	94,484	57,556	714,995

Total assets	616,720	133,042	35,556	785,318
Accrued revenue share obligation	—	27,084	—	27,084
Deferred revenue	30,159	8,295	—	38,454
Other liabilities	38,249	30,914	201,424	270,587

Total liabilities	$68,408	$66,293	$201,424	$336,125

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2009
	RCM	SM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$40,932	$—	$40,932
Revenue share obligation(1)	—	(13,446)	—	(13,446)
Other service fees	47,020	4,478	—	51,498

Total net revenue	47,020	31,964	—	78,984
Total operating expenses	45,523	18,201	7,307	71,031

Operating income (loss)	1,497	13,763	(7,307)	7,953
Interest (expense)	(1)	—	(4,992)	(4,993)
Other income	35	51	128	214

Income (loss) before income taxes	$1,531	$13,814	$(12,171)	$3,174
Income tax (benefit)	612	5,523	(4,866)	1,269

Net income (loss)	919	8,291	(7,305)	1,905

Segment Adjusted EBITDA	$12,326	$16,252	$(5,249)	$23,329

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	As of March 31, 2009
	RCM	SM	Corporate	Total
Financial Position:
Accounts receivable, net	$43,557	$30,964	$(16,899)	$57,622
Other assets	576,196	96,211	40,962	713,369

Total assets	619,753	127,175	24,063	770,991
Accrued revenue share obligation	—	24,760	—	24,760
Deferred revenue	25,427	5,735	—	31,162
Other liabilities	29,110	32,057	261,804	322,971

Total liabilities	$54,537	$62,552	$261,804	$378,893
     GAAP for segment reporting require that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for each of the three months ended March 31, 2010 and 2009:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2010	2009
RCM Adjusted EBITDA	$17,482	$12,326
SM Adjusted EBITDA	16,957	16,252

Total reportable Segment Adjusted EBITDA	34,439	28,578
Depreciation expense	(3,470)	(2,438)
Depreciation expense (included in cost of revenue)	(722)	(603)
Amortization of intangibles	(6,084)	(7,011)
Amortization of intangibles (included in cost of revenue)	(185)	(185)
Interest expense, net of interest income(1)	18	7
Income tax expense	(8,945)	(6,135)
Share-based compensation expense(2)	(1,821)	(2,814)
Accuro purchase accounting adjustment(3)	—	(189)

Total reportable segment net income	13,230	9,210
Corporate net (loss)	(7,710)	(7,305)

Consolidated net income	$5,520	$1,905

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of equity grants.

(3)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition date for Accuro. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in periods subsequent to the acquisition and is not indicative of the changes in the underlying results of operations. In 2010, these adjustments will no longer be reconciling items related to acquired deferred revenue balances because the amounts were fully amortized in 2009. We may have this adjustment in future periods if required by GAAP.
11. DERIVATIVE FINANCIAL INSTRUMENTS
     Effective January 1, 2009, we adopted GAAP for derivatives and hedging which requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments and how derivative instruments and related hedged items are accounted. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instruments. Our interest rate risk management policy permits the use of derivative instruments, such as interest rate swaps and collars, to reduce volatility in our results of operations and/or cash flows resulting from interest rate fluctuations. All of our derivative instruments are utilized for risk management purposes and we do not use derivatives for speculative trading purposes.
     As of March 31, 2010, we had an interest rate swap, an interest rate collar and a par forward contract as described below. These derivatives were highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009.
Interest rate swap
     On May 21, 2009, we entered into a forward starting London Inter-bank Offered Rate (or “LIBOR”) interest rate swap with a notional amount of $138,276 beginning June 30, 2010, which effectively converts a portion of our variable rate term loan credit facility to a fixed rate debt. The notional amount subject to the swap has pre-set quarterly step downs corresponding to our anticipated principal reduction schedule.
     The interest rate swap converts the three-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 1.99% (exclusive of the applicable bank margin charged by our lender). The interest rate swap terminates on March 31, 2012 and qualifies as a highly effective cash flow hedge under U.S. GAAP.
     As such, the fair value of the derivative will be recorded in our Condensed Consolidated Balance Sheets. Accordingly, as of March 31, 2010, we recorded the fair value of the swap on our balance sheet as a liability of approximately $1,451 in other long-term

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
liabilities, and the offsetting loss ($904 net of tax) was recorded in Accumulated Other Comprehensive Loss (“AOCI”) in our stockholders’ equity. If we assess any portion of this to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.
     We determined the fair values of the swap using Level 2 inputs as defined under GAAP for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed the swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market 3-month floating LIBOR rate as of March 31, 2010. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value of the swap represents a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.
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
Interest rate collar
     On June 24, 2008 (effective June 30, 2008), we entered into an interest rate collar to hedge our interest rate exposure on a notional $155,000 of our outstanding term loan credit facility of $203,264. The collar sets a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the 3-month London Inter-bank Offered Rate (or “LIBOR”) applicable to a notional $155,000 of term loan debt. This collar effectively limits our LIBOR interest exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar also does not hedge the applicable margin payable to our lenders on our indebtedness. Settlement payments are made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding. The collar terminates on June 30, 2010 and no consideration was exchanged with the counterparty to enter into the hedging arrangement.
     The collar is a highly effective cash flow hedge under GAAP relating to derivatives and hedging, as the payment and interest rate terms of the instrument coincide with that of our term loan and the instrument was designed to perfectly hedge our variable cash flow risk. Accordingly as of March 31, 2010, we recorded the fair value of the collar on our balance sheet as a liability of approximately $1,002 in Other accrued expenses, and the offsetting loss of ($624 net of tax) was recorded in AOCI in our Stockholders’ equity. If we assess any portion of any of this to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.
     We determined the fair values of the collar using Level 2 inputs as defined under GAAP for fair value measurements and disclosures because our valuation technique included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assesses the present value of future expected cash flows using a market observable discount factor that is based on a 3-month LIBOR yield curve adjusted for interest rate volatility. The assumptions utilized to assess volatility are also observable in the market.
     We considered the credit worthiness of the counterparty of our hedged instrument. The Company believes that given the size of the hedged instrument and the likelihood that the counterparty would have to perform under the contract (i.e. LIBOR goes above 6.00%) mitigates any potential credit risk and risk of non-performance under the contract.
Par forward contracts
     We have a series of par forward contracts to lock in the rate of exchange in U.S. dollar terms at a specific par forward exchange rate of Canadian dollars to one U.S. dollar, with respect to one specific Canadian customer contract. This three-year customer contract extends through April 30, 2010. The combination of options is considered purchased options under implementation guidance under GAAP for derivatives and hedging. The hedged instruments are classified as cash flow hedges and are designed to be highly effective at minimizing exchange rate risk on the contract. We designated this hedge as effective and recorded the fair

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
value of this instrument as a liability of approximately $12 in Other accrued expenses as of March 31, 2010. The offsetting unrealized loss of ($7 net of tax) is recorded as AOCI in our Stockholders’ equity as of March 31, 2010. If we assess any material portion of this to be ineffective, we will reclassify that ineffective portion to current period earnings or loss accordingly.
     We determined the fair values of the par forward contracts using Level 2 inputs as defined under GAAP relating to fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. However, these instruments are not traded in active markets, thus they are not valued using Level 1 inputs. Our valuation technique assessed the par forward contract by comparing each fixed cash flow to a hypothetical cash flow utilizing an observable market spot exchange rate as of March 31, 2010, and then discounting each of those cash flows to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value represents a cumulative total of each par forward contract calculated fair value.
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
     A following table presents the fair value of our outstanding derivative instruments as of March 31, 2010 and December 31, 2009:

		Fair Value of Financial
		Instruments
		As of	As of
		March 31,	December
	Balance Sheet Location	2010	31, 2009
Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Other accrued expenses	$1,002	$—
Interest rate contracts	Other long term liabilities	1,451	2,575
Foreign exchange contracts	Other accrued expenses	12	—
Foreign exchange contracts	Other long term liabilities	—	8

Total		$2,465	$2,583

     The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Amount of Gain or (Loss)		Location of Gain or (Loss)		Amount of Gain or (Loss)
	Recognized in OCI on		Reclassified from		Reclassified from
	Derivative (Effective		Accumulated OCI into		Accumulated OCI into
	Portion)		Income (Effective Portion)		Income (Effective Portion)
	Three Months Ended		Three Months Ended		Three Months Ended
Derivatives designated as	March 31,		March 31,		March 31,
cash flow Hedges	2010	2009	2010	2009	2010	2009
			(Unaudited)

Interest rate contracts	$71	$260	n/a	n/a	$—	$—
Foreign exchange contracts	(2)	(15)	n/a	n/a	—	—

Total gain recognized in other comprehensive income	$69	$245			$—	$—

12. FAIR VALUE MEASUREMENTS
     We measure fair value for financial instruments, such as derivatives and non-financial assets, when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist in accordance with GAAP for fair value measurements and disclosures. This defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. We adopted the provisions of GAAP for fair value measurements and disclosures for financial instruments effective January 1, 2008 and for non-financial assets effective January 1, 2009.
     Refer to Note 11 for information and fair values of our derivative instruments measured on a recurring basis under GAAP for fair value measurements and disclosures.
     In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:
•	Cash and cash equivalents: The carrying value reported in the Condensed Consolidated Balance Sheets for these items approximates fair value due to the high credit standing of the financial institutions holding these items and their liquid nature;

•	Accounts receivable, net: The carrying value reported in the Condensed Consolidated Balance Sheets is net of allowances for doubtful accounts which includes a degree of counterparty non-performance risk;

•	Accounts payable and current liabilities: The carrying value reported in the Condensed Consolidated Balance Sheets for these items approximates fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company;

•	Finance obligation: The carrying value of our finance obligation reported in the Condensed Consolidated Balance Sheets approximates fair value based on current interest rates; and

•	Notes payable: The carrying value of our long-term notes payable reported in the Condensed Consolidated Balance Sheets approximates fair value since they bear interest at variable rates or fixed rates which contain an element of default risk. Refer to Note 5.
13. RELATED PARTY TRANSACTION
     We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
purposes. The audit committee of the Board reviews such usage of the airplane annually. During the three months ended March 31, 2010 and 2009, we incurred charges of $581 and $346, respectively, related to transactions with Mr. Bardis.
14. SUBSEQUENT EVENTS
     We have evaluated subsequent events for recognition or disclosure in the Condensed Consolidated Financial Statements filed on Form 10-Q with the SEC and no events have occurred that require disclosure.

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
     A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC on March 1, 2010.
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
     For the three months ended March 31, 2010 and 2009, our primary results of operations included the following (unaudited):

	Three Months Ended March 31,
	2010	2009	Change
	Amount	Amount	Amount	%
		(In millions)
Gross fees(1)	$107.8	$92.4	$15.4	16.7%
Revenue share obligation(1)	(14.4)	(13.4)	(1.0)	7.5

Total net revenue	93.4	79.0	14.4	18.3
Operating income	13.1	8.0	5.1	63.8
Net income	$5.5	$1.9	$3.6	189.5%
Adjusted EBITDA(1)	$27.8	$23.3	$4.5	19.3%
Adjusted EBITDA margin(1)	29.8%	29.5%
Diluted Cash EPS(1)	$0.19	$0.16	$0.03	18.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     For the three months ended March 31, 2010 and 2009, we generated non-GAAP gross fees of $107.8 million and $92.4 million, respectively, and total net revenue of $93.4 million and $79.0 million, respectively. The increases in non-GAAP gross fees and total net revenue during the three months ended March 31, 2010 compared to the three months ended March 31, 2009 were primarily attributable to:
•	growth in our Revenue Cycle Management segment from our comprehensive revenue cycle services and technology solutions, claims and denial management tools and charge integrity consulting services; and

•	growth in our Spend Management segment from our medical device consulting and strategic sourcing services and our vendor administrative fees.
     For the three months ended March 31, 2010 and 2009, we generated operating income of $13.1 million and $8.0 million, respectively. The increase in operating income compared to the prior period was primarily attributable to the net revenue increase discussed above partially offset by the following:
•	increased cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements within our Revenue Cycle Management and Spend Management segments; and

•	higher operating expenses related to new employee compensation expense primarily associated with our expanding services-based business and other infrastructure expense.
     For the three months ended March 31, 2010, increases in consolidated non-GAAP Adjusted EBITDA and consolidated non-GAAP Adjusted EBITDA margin compared to the three months ended March 31, 2009 were primarily attributable to the net revenue growth discussed above. This was partially offset by (i) higher cost of revenue resulting from a shift to more service-based revenue; (ii) the unfavorable timing of recognized contingency-based revenue recognition in our Spend Management segment; and (iii) an increase in our corporate expenses primarily relating to compensation expense associated with certain technology infrastructure investments.
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

We defer costs related to implementation services and expense these costs in proportion to the revenue earned over the subscription period or customer relationship period, as applicable.

In addition, we defer upfront sales commissions related to subscription and implementation fees and expense these costs ratably over the related contract term.

•	Transaction fees. For certain revenue cycle management solutions, we earn fees that vary based on the volume of customer transactions or enrolled members.

•	Licensed-software fees. We earn license, implementation, maintenance and other software-related service fees for our business intelligence, decision support and other software products. These software revenues are typically recognized ratably over the contract period as these are effectively annual licenses. We have certain Revenue Cycle Management contracts that are sold in multiple-element arrangements and include software products. We have considered Rule 5-03 of Regulation S-X for these types of multiple-element arrangements that include software products and determined the amount is below the threshold that would require separate disclosure on our statement of operations.

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

•	Other service fees. The following items are included as “Other service fees” in our Condensed Consolidated Statement of Operations:
•	Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and implantable physician preference items, or PPI, and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with an average duration of six to nine months, and the related revenues are earned as services are rendered.

•	Subscription fees. We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these Company-hosted SaaS-based solutions.
Operating Expenses
     We classify our operating expenses as follows:
•	Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our customers. As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue consists of costs of third-party products and services and client reimbursed out-of-pocket costs. Cost of revenue does not include certain expenses relating to hosting our services and providing support and related data center capacity, and allocated amounts for rent, depreciation, amortization or other indirect operating costs because we do not consider the inclusion of these items in cost of revenue relevant to our business. However, cost of revenue does include the amortization for the cost of software to be sold, leased, or otherwise marketed. As a result of the Accuro Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period comparability. In addition, any changes in revenue mix between our Revenue Cycle Management and Spend Management segments including changes in revenue mix towards SaaS-based revenue and consulting services, may cause significant fluctuations in our cost of revenue and have a favorable or unfavorable impact on operating income.

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
Results of Operations
Consolidated Tables
     The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended March 31,
	2010	2009
	(Unaudited, in thousands)

Net revenue:
Revenue Cycle Management	$58,684	$47,020
Spend Management
Gross administrative fees(1)	43,029	40,932
Revenue share obligation(1)	(14,439)	(13,446)
Other service fees	6,132	4,478

Total Spend Management	34,722	31,964

Total net revenue	93,406	78,984
Operating expenses:
Revenue Cycle Management	51,588	45,523
Spend Management	19,600	18,201

Total segment operating expenses	71,188	63,724
Operating income
Revenue Cycle Management	7,096	1,497
Spend Management	15,122	13,763

Total segment operating income	22,218	15,260
Corporate expenses(2)	9,100	7,307

Operating income	13,118	7,953
Other income (expense):
Interest expense	(3,932)	(4,993)
Other income	67	214

Income before income taxes	9,253	3,174
Income tax expense	3,733	1,269

Net income	5,520	1,905
Reportable segment adjusted EBITDA(3):
Revenue Cycle Management	17,482	12,326
Spend Management	$16,957	$16,252
Reportable segment adjusted EBITDA margin(4):
Revenue Cycle Management	29.8%	26.2%
Spend Management	48.8%	50.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment of the Company.

(3)	Management’s primary metric of segment profit or loss is Segment Adjusted EBITDA. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment Adjusted EBITDA margin represents each reportable segment’s Adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended March 31, 2010 and March 31, 2009

	Three Months Ended March 31,
	2010		2009		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$58,684	62.8%	$47,020	59.5%	$11,664	24.8%
Spend Management
Gross administrative fees(1)	43,029	46.1	40,932	51.8	2,097	5.1
Revenue share obligation(1)	(14,439)	(15.5)	(13,446)	(17.0)	(993)	7.4
Other service fees	6,132	6.6	4,478	5.7	1,654	36.9

Total Spend Management	34,722	37.2	31,964	40.5	2,758	8.6

Total net revenue	$93,406	100.0%	$78,984	100.0%	$14,422	18.3%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     Total net revenue. Total net revenue for the three months ended March 31, 2010 was $93.4 million, an increase of $14.4 million, or 18.3%, from total net revenue of $79.0 million for the three months ended March 31, 2009. The increase in total net revenue was comprised of an $11.7 million increase in Revenue Cycle Management revenue and an increase of $2.7 million in Spend Management revenue.
     Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the three months ended March 31, 2010 was $58.7 million, an increase of $11.7 million, or 24.8%, from net revenue of $47.0 million for the three months ended March 31, 2009. The increase was primarily attributable to a $10.1 million increase in revenue from our comprehensive revenue cycle service engagements including certain performance fees earned; a $0.8 million increase in revenue from our claims and denial management tools; and a $0.5 million increase in our charge integrity consulting services.
     Spend Management net revenue. Spend Management net revenue for the three months ended March 31, 2010 was $34.7 million, an increase of $2.7 million, or 8.6%, from net revenue of $32.0 million for the three months ended March 31, 2009. The increase was primarily the result of a $2.1 million, or 5.1% increase, in gross administrative fees and a $1.6 million, or 36.9% increase, in other service fees. This was partially offset by a $1.0 million increase in revenue share obligation; as discussed further below:
•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $2.1 million, or 5.1%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing customers under our group purchasing organization (or “GPO”) contracts with our manufacturer and distributor vendors. This net increase in non-GAAP gross administrative fee revenue was comprised of a $2.4 million, or 6.0% increase, in non-GAAP gross administrative fee revenue not associated with performance targets. This increase was partially offset by an approximate $0.3 million increase in the deferral of contingent revenue, which will be recognized upon confirmation from certain customers that respective performance targets were achieved, during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and customer acknowledgement of achieved performance targets vary in their timing and may not result in discernible trends.
•	Revenue share obligation. Non-GAAP revenue share obligation increased $1.0 million, or 7.4%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees (or the “revenue share ratio”). Our revenue share ratio was 33.6% and 32.8% for the three months ended March 31, 2010 and 2009, respectively. Excluding the impact of contingent revenue mentioned above and the related revenue share obligation, our revenue share ratio remained consistent at 31.9% and 31.7% for the three months ended March 31, 2010 and 2009, respectively. We have not had any significant changes in our customer revenue mix during the year that would cause a notable impact on our revenue share ratio. We may experience fluctuations in our revenue share ratio because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.
•	Other service fees. The $1.6 million, or 36.9%, increase in other service fees primarily related to higher revenues from medical device consulting and strategic sourcing services. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers.

Total Operating Expenses

	Three Months Ended March 31,
	2010		2009		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$21,722	23.3%	$16,745	21.2%	$4,977	29.7%
Product development expenses	5,370	5.7	6,018	7.6	(648)	(10.8)
Selling and marketing expenses	10,668	11.4	10,896	13.8	(228)	(2.1)
General and administrative expenses	32,151	34.4	27,451	34.8	4,700	17.1
Depreciation	4,293	4.6	2,910	3.7	1,383	47.5
Amortization of intangibles	6,084	6.5	7,011	8.9	(927)	(13.2)

Total operating expenses	80,288	86.0	71,031	89.9	9,257	13.0

Operating expenses by segment:
Revenue Cycle Management	51,588	55.2	45,523	57.6	6,065	13.3
Spend Management	19,600	21.0	18,201	23.0	1,399	7.7

Total segment operating expenses	71,188	76.2	63,724	80.7	7,464	11.7
Corporate expenses	9,100	9.7	7,307	9.3	1,793	24.5

Total operating expenses	$80,288	86.0%	$71,031	89.9%	$9,257	13.0%
     Cost of revenue. Cost of revenue for the three months ended March 31, 2010 was $21.7 million, or 23.3% of total net revenue, an increase of $5.0 million, or 29.7%, from cost of revenue of $16.7 million, or 21.2% of total net revenue, for the three months ended March 31, 2009.
     The increase was primarily attributable to: (i) the continuing change in our revenue mix toward the Revenue Cycle Management segment, which provided a higher percentage of consolidated net revenue compared to the prior year increasing from 59.5% to 62.8%; and (ii) an increase in service-related engagements in both our Revenue Cycle Management and Spend Management segments, which provides for a higher cost of revenue given these activities are more labor intensive.
     Revenue Cycle Management SaaS-based revenue results in a higher cost of revenue than net administrative fee revenue included in our Spend Management revenue. We may experience higher cost of revenue if: (i) the revenue mix continues to shift towards Revenue Cycle Management segment products and services and specifically if the revenue mix within the Revenue Cycle Management segment shifts towards more service-related engagements; and (ii) we experience continued growth for our consulting services within the Spend Management segment.
     Product development expenses. Product development expenses for the three months ended March 31, 2010 were $5.4 million, or 5.7% of total net revenue, a decrease of $0.6 million, or 10.8%, from product development expenses of $6.0 million, or 7.6% of total net revenue, for the three months ended March 31, 2009.
     The decrease during the three months ended March 31, 2010 was primarily attributable to an increase in software development costs that were capitalized in connection with new product development and enhancements to existing products during the period. We have continued our focus on development designed to integrate, enhance and standardize our products. We will also continue to develop a number of new Revenue Cycle Management products and services and enhance our existing products in both segments and expect to maintain or increase our product development spending for the rest of 2010.
     Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 2010 were $10.7 million, or 11.4% of total net revenue, a decrease of $0.2 million, or 2.1%, from selling and marketing expenses of $10.9 million, or 13.8% of total net revenue, for the three months ended March 31, 2009. The decrease was primarily attributable to lower share-based compensation expense. The decrease in share-based compensation expense resulted from the use of the accelerated method of expense attribution used for our service-based equity awards that are subject to graded vesting, which comprises a majority of our total equity awards. This method results in a continual decrease in annual share-based compensation expense over the requisite service period of each grant. We expect the utilization of this expense attribution method for our service-based equity awards to impact share-based compensation in future periods in a favorable or unfavorable manner.
     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2010 were $32.2 million, or 34.4% of total net revenue, an increase of $4.7 million, or 17.1%, from general and administrative expenses of $27.5 million, or 34.8% of total net revenue, for the three months ended March 31, 2009.
     The increase during the three months ended March 31, 2010 was primarily attributable to a $6.8 million increase in compensation expense to new employees and a $0.4 million increase to other operating infrastructure expense. The increase was partially offset by a $1.1 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year; a $1.0 million decrease in legal expenses due to lower activity than in the prior year; and a $0.4 million decrease in share-based compensation (as described within “Selling and marketing expenses”).
     Depreciation. Depreciation expense for the three months ended March 31, 2010 was $4.3 million, or 4.6% of total net revenue, an increase of $1.4 million, or 47.5%, from depreciation of $2.9 million, or 3.7% of total net revenue, for the three months ended March 31, 2009. The increase was primarily attributable to depreciation resulting from the additions to property and equipment subsequent to March 31, 2009.
     Amortization of intangibles. Amortization of intangibles for the three months ended March 31, 2010 was $6.1 million, or 6.5% of total net revenue, a decrease of $0.9 million, or 13.2%, from amortization of intangibles of $7.0 million, or 8.9% of total net revenue, for the three months ended March 31, 2009. The decrease was primarily attributable to the amortization of certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.
Segment Operating Expenses
     Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the three months ended March 31, 2010 were $51.6 million, or 55.2% of total net revenue, an increase of $6.1 million, or 13.3%, from $45.5 million, or 57.6% of total net revenue, for the three months ended March 31, 2009.
     Revenue Cycle Management operating expenses increased as a result of a $5.8 million increase in compensation expense primarily to new operational service-based employees for their indirect project time incurred; a $3.8 million increase in cost of revenue in connection with direct labor costs associated with revenue growth; and a $1.0 million increase in depreciation expense. The increase was partially offset by a $1.2 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year; a $0.9 million decrease in legal expenses due to lower activity than in the prior year; a $0.8 million decrease in share-based compensation (for the reason described within “Selling and marketing expenses”); a $0.6 million decrease in amortization of intangibles; and a $1.0 million decrease in our operating infrastructure expense.
     As a percentage of Revenue Cycle Management segment net revenue, segment expenses decreased to 87.9% from 96.8% for the three months ended March 31, 2010 and 2009, respectively, primarily related to the net revenue increase during the period.
     Spend Management expenses. Spend Management operating expenses for the three months ended March 31, 2010 were $19.6 million, or 21.0% of total net revenue, an increase of $1.4 million, or 7.7%, from $18.2 million, or 23.0% of total net revenue for the three months ended March 31, 2009. The increase in Spend Management expenses was primarily attributable to a $1.4 million increase in cost of revenues associated with new customers and the revenue shift mix in the segment towards supply chain consulting services.
     As a percentage of Spend Management segment net revenue, segment expenses remained consistent decreasing to 56.4% from 56.9% for the three months ended March 31, 2010 and 2009, respectively.
     Corporate expenses. Corporate expenses for the three months ended March 31, 2010 were $9.1 million, an increase of $1.8 million, or 24.5%, from $7.3 million for the three months ended March 31, 2009, or 9.7% and 9.3% of total net revenue, respectively. The increase in corporate expenses was primarily attributable to a $0.9 million increase in other operating infrastructure expense; $0.5 million increase in compensation expense to new employees; and a $0.4 million increase in depreciation expense.
Non-operating Expenses

     Interest expense. Interest expense for the three months ended March 31, 2010 was $3.9 million, a decrease of $1.1 million, or 21.2%, from interest expense of $5.0 million for the three months ended March 31, 2009. As of March 31, 2010, we had total indebtedness of $203.3 million compared to $240.2 million as of March 31, 2009. The decrease in interest expense is attributable to the decrease in our indebtedness and lower interest rates period over period. Our interest expense may vary for the remainder of 2010 as a result of fluctuations in interest rates.
     Other income. Other income for the three months ended March 31, 2010 was $0.1 million, comprised principally of rental income. Other income for the three months ended March 31, 2009 was $0.2 million also principally comprised of rental income.
     Income tax expense. Income tax expense for the three months ended March 31, 2010 was $3.7 million, an increase of $2.5 million from an income tax expense of $1.3 million for the three months ended March 31, 2009. The increase was primarily attributable to higher income before taxes in the three months ended March 31, 2010 as compared to the prior period. The income tax expense recorded during the three months ended March 31, 2010 and 2009 reflected an effective tax rate of 40.3% and 40.0%, respectively. Our estimated annual effective tax rate was higher than expected primarily attributable to the expiration of the credit for research and development expenditures. Although legislation extending this credit was originally expected to pass prior to the three months ended March 31, 2010, Congress has not yet reenacted this tax provision. If the legislation extending this credit is passed during the year ending December 31, 2010, retrospectively, our estimated annual effective tax rate will be impacted favorably.
Critical Accounting Policies
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. We base our estimates and judgments on historical experience and other assumptions that we find reasonable under the circumstances. Actual results may differ materially from such estimates under different conditions.
     Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, except as discussed below.
Allowance for Doubtful Accounts
     In evaluating the collectibility of our accounts receivable, we assess a number of factors, including a specific client’s ability to meet its financial obligations to us, such as whether a customer declares bankruptcy. Other factors include the length of time the receivables are past due and historical collection experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from clients. If circumstances related to specific clients change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the Condensed Consolidated Financial Statements. If actual results are not consistent with our estimates or assumptions, we may experience a higher or lower expense.
     We have not made any material changes in the accounting methodology used to estimate the allowance for doubtful accounts. If actual results are not consistent with our estimates or assumptions, we may experience a higher or lower expense.
     Our bad debt expense to total net revenue ratio for the three months ended March 31, 2010 and 2009 was 0.4% and 1.6% (or 0.6% and 2.5% of other service fee revenue), respectively. The decrease was attributable to the decline in potentially uncollectible accounts and bankruptcies that occurred during the prior period with respect to customers in our Revenue Cycle Management segment. However, as our revenue mix continues to shift more towards our Revenue Cycle Management segment, we may experience a higher bad debt expense to total revenue ratio percentage based on our historical collections experience with our hospital customers.
     Given the lingering effect of the weakened economy and customer financial constraints, we may experience collectibility challenges that affect our ability to collect customer payments in future periods. This could require additional charges to bad debt expense.

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
     Historically, we have utilized federal net operating loss carryforwards (“NOLs”) for both regular and Alternative Minimum Tax payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. However, given the limited remaining balance of our NOLs, we expect to become a full cash taxpayer in 2010.
     We have not historically utilized borrowings available under our credit agreement to fund operations. However, pursuant to the change in our cash management practice in 2008, we currently use the swing-line component of our revolving credit facility for funding operations while we voluntarily apply our excess cash balances to reduce our swing-line loan on a daily basis and to reduce our revolving credit facility on a routine basis. In addition, we may periodically make voluntary repayments on our term loan. In April 2010, we made a $10.0 million voluntary repayment on our term loan.
     As of March 31, 2010, we had zero dollars drawn on our revolving credit facility resulting in $124.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). Based on our analysis as of March 31, 2010, we are in compliance with all applicable covenant requirements of our credit agreement. We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:
•	changes in working capital due to inconsistent timing of cash receipts and payments for major recurring items such as trade accounts payable, revenue share obligation, incentive compensation, changes in deferred revenue, and other various items;
•	acquisitions; and
•	unforeseeable events or transactions
     We may continue to pursue acquisitions or investments in the future. We may also increase our capital expenditures consistent with our anticipated growth in infrastructure, software solutions, and personnel, and as we expand our market presence. Cash provided by operating activities may not be sufficient to fund such expenditures. Accordingly, in addition to the use of our available revolving credit facility, we may need to engage in additional equity or debt financings to secure additional funds for such purposes. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters including higher interest costs, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain required financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be limited.
Discussion of Cash Flow
     Cash and cash equivalents at March 31, 2010 were $5.0 million representing a $0.5 million decrease from December 31, 2009.
Operating Activities.
     The following table summarizes the cash provided by operating activities for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009	Change
	Amount	Amount	Amount	%
	(In millions)
Net income	$5.5	$1.9	$3.6	189.5%
Non-cash items	15.1	16.5	(1.4)	(8.5)
Net changes in working capital	(3.5)	(14.2)	10.7	(75.4)

Net cash provided by operations	$17.1	$4.2	$12.9	307.1%

     Net income represents the profitability attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets and non-cash interest expense. The total for these non-cash expenses was $15.1 million and $16.5 million for the three months ended March 31, 2010 and 2009, respectively.
     Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the three months ended March 31, 2010, working capital changes resulting in a reduction to cash flow from operations of $3.5 million were:
     Reduction of cash flow
•	an increase in prepaid expenses and other assets of $6.8 million primarily related to sales incentive compensation payments and payroll cycle timing;
•	an increase in accounts receivable of $3.1 million primarily related to unbilled revenues and the timing of our customer cash collections;
•	an increase in other long term assets of $1.2 million primarily related to the timing of cash payments for our deferred sales expenses; and
•	a decrease in accrued revenue share obligation and rebates of $4.9 million due to the timing of cash payments and customer purchasing volume at our GPO.
     The working capital changes resulting in reductions to the 2010 operating cash flow discussed above were partially offset by the following increases to cash flow:
     Increase to cash flow
•	a $6.6 million increase in deferred revenue for cash receipts not yet recognized as revenue;
•	a $2.3 million increase in other accrued expenses due to the timing of various payment obligations;
•	a $2.2 million increase in accrued payroll and benefits due to payroll cycle timing; and
•	a $1.4 million working capital increase in trade accounts payable due to the timing of various payment obligations.
     For the three months ended March 31, 2009, working capital changes resulting in a reduction to cash flow from operations of $14.2 million primarily consisted of the following:
     Reduction of cash flow
•	an increase in accounts receivable of $3.9 million related to the timing of invoicing and cash collections and our revenue growth;
•	an increase in prepaid expenses and other assets of $3.4 million primarily related to sales incentive compensation payments;
•	an increase in other long term assets of $1.3 million related to the timing of cash payments for our deferred sales expenses;
•	a decrease in accrued payroll and benefits of $5.3 million due to bonus payment timing; and
•	a decrease in accrued revenue share obligation and rebates of $4.9 million due to the timing of cash payments and customer purchasing volume at our GPO.

     The working capital changes resulting in reductions to the 2009 operating cash flow discussed above were partially offset by the following increases to cash flow:
     Increase to cash flow
•	a $2.1 million working capital increase in trade accounts payable due to the timing of various payment obligations; and
•	a $1.9 million increase in other accrued expenses due to the timing of various payment obligations.
Investing Activities.
     Investing activities used $8.3 million of cash for the three months ended March 31, 2010 which included: $4.5 million of capital expenditures that were primarily related to the growth in our RCM segment and $3.8 million for investment in software development.
     Investing activities used $6.6 million of cash for the three months ended March 31, 2009 which included: $3.4 million of capital expenditures that were primarily related to the infrastructure growth in our RCM segment; and $3.2 million for investment in software development.
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
Financing Activities.
     Financing activities used $9.3 million of cash for the three months ended March 31, 2010. We received $1.9 million from the issuance of common stock and $0.8 million from the excess tax benefit from the exercise of stock options. This was offset by payments made on our credit facility of $11.9 million (comprised of our 2009 excess cash flow payment of $11.3 million and a $0.6 million mandatory quarterly principal payment) in addition to payments of $0.2 million that were made on our finance obligation. Our credit agreement requires an annual payment of excess cash flow which we expect to pay in the first quarter of 2011 provided our consolidated leverage ratio is more than 1.5 to 1.0.
     Financing activities used $3.0 million of cash for the three months ended March 31, 2009. We borrowed $30.0 million on our credit facility during the period. We also received $1.5 million from the issuance of common stock and $1.1 million from the excess tax benefit from the exercise of stock options. This was offset by payments made on our credit facility of $35.4 million and $0.2 million that were made on our finance obligation.
Off-Balance Sheet Arrangements and Commitments
     We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building located in Cape Girardeau, Missouri under a finance obligation. We do not believe that this letter of credit will be drawn.
     We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of March 31, 2010 for each respective year (in thousands):

Amount
(Unaudited)
2010	$6,496
2011	7,516
2012	7,605
2013	7,294
2014	6,616
Thereafter	20,040

Total future minimum rental payments	$55,567

     In March 2010, we amended the lease for our office in Mahwah, New Jersey acquiring 6,000 square feet of additional office space and extended the original term of the existing lease for an additional 39 months, which will now expire on September 30, 2013. The total incremental rental commitment under the lease is approximately $1.1 million and is included in the table above.
     In April 2010, we amended the lease for our office in Alpharetta, Georgia acquiring approximately 9,400 square feet of additional office space. The total additional rental commitment under the lease is approximately $0.9 million.
     In April 2010, we entered into a new lease acquiring approximately 6,100 square feet for our office in Plano, Texas. The term of the lease is for approximately 79 months commencing on May 1, 2010 and terminating on November 30, 2016. The total additional rental commitment under the lease is approximately $1.0 million.

     Other than the additional lease commitments above, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Use of Non-GAAP Financial Measures
     In order to provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management and the Board in its financial and operational decision-making, we supplement our Condensed Consolidated Financial Statements presented on a GAAP basis in this Quarterly Report on Form 10-Q with the following non-GAAP financial measures: gross fees, gross administrative fees, revenue share obligation, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and cash diluted earnings per share.
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
     Our Board and management also use these measures as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and, (ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees generally.
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
     Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, we encourage you to review the GAAP financial statements included elsewhere in this Quarterly Report on Form 10-Q, and not rely on any single financial measure to evaluate our business. We also strongly urge you to review the reconciliation of net income to Adjusted EBITDA in this section, along with our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.
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
     The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Unaudited, in thousands)
Net income	$5,520	$1,905
Depreciation	4,293	2,910
Depreciation (included in cost of revenue)	722	603
Amortization of intangibles, acquisition related	6,084	7,011
Amortization of intangibles (included in cost of revenue)	185	185
Interest expense, net of interest income(1)	3,913	4,981
Income tax expense	3,733	1,269

EBITDA	24,450	18,864
Share-based compensation(2)	3,472	4,386
Rental income from capitalizing building lease(3)	(110)	(110)
Purchase accounting adjustment(4)	—	189

Adjusted EBITDA	$27,812	$23,329

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements filed in our annual report on Form 10-K for the year ended December 31, 2009 for further discussion of this rental income.

(4)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the acquisition date for Accuro. The reduction of the deferred revenue balance materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations. In 2010, these adjustments will no longer be reconciling items related to acquired deferred revenue balances because the amounts were fully amortized in 2009. We may have this adjustment in future periods if we have any new acquisitions.
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

	Three Months Ended
	March 31,
Per share data	2010	2009
	(Unaudited)
EPS — diluted	$0.09	$0.03
Pre-tax non-cash, aquisition-related intangible amortization	0.11	0.13
Pre-tax non-cash, share-based compensation(1)	0.06	0.08

Tax effect on pre-tax adjustments(2)	(0.07)	(0.08)

Non-GAAP cash EPS — diluted	$0.19	$0.16

Weighted average shares — diluted	58,829	56,302

(1)	Represents the per share impact, on a tax-adjusted basis of non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	This amount reflects the tax impact to the adjustments used to derive Non-GAAP diluted cash EPS. The Company uses its effective tax rate for each respective period to tax effect the adjustments. The effective tax rate for the three months ended March 31, 2010 and 2009 was 40.3% and 40.0%, respectively.
New Pronouncements
Revenue Recognition

     In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for multiple-deliverable revenue arrangements. The update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method of determining stand-alone value affects the timing or amount of revenue recognition. The accounting standards update will be applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact of the adoption of this update on our Condensed Consolidated Financial Statements.
     In October 2009, the FASB issued an accounting standards update relating to certain revenue arrangements that include software elements. The update will change the accounting model for revenue arrangements that include both tangible products and software elements. Among other things, tangible products containing software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. In addition, the update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes tangible products and software. The accounting standards update will be applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. The adoption of this update is not expected to have a material impact on our Condensed Consolidated Financial Statements.
     In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance will be applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We are currently assessing the impact of the adoption of this guidance on our Condensed Consolidated Financial Statements as it may impact revenue recognition on certain arrangements.
Subsequent Events
     In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements for the period ended March 31, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign currency exchange risk. Certain of our contracts are denominated in Canadian dollars. As our Canadian sales have not historically been significant to our operations, we do not believe that changes in the Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. On August 2, 2007, we entered into a series of forward contracts to fix the Canadian dollar-to-U.S. dollar exchange rates on a Canadian customer contract, as discussed in Note 11 to our Condensed Consolidated Financial Statements herein. We have one other Canadian dollar contract that we have not elected to hedge. We currently do not transact any other business in any currency other than the U.S. dollar. As we continue to grow our operations, we may increase the amount of our sales to foreign customers. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether any forward currency hedge instrument would be warranted.
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
     Interest rate risk. We had outstanding borrowings on our term loan and revolving credit facility of $203.3 million as of March 31, 2010. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin.
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
     The interest rate swap converts the three-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 1.99% (exclusive of the applicable bank margin charged by our lender). The interest rate swap terminates on March 31, 2012 and qualifies as a highly effective cash flow hedge under GAAP for derivatives and hedging.
     As such, the fair value of the derivative will be recorded on our Consolidated Balance Sheet. The interest rate swap matures on March 31, 2012. As of March 31, 2010, the interest rate swap had a market value of $1.5 million ($0.9 million net of tax). The liability is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010. The unrealized loss is recorded in other comprehensive loss, net of tax, in the Condensed Consolidated Statement of Stockholders’ Equity.
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
     On June 24, 2008 (effective June 30, 2008), we entered into an interest rate collar to hedge our interest rate exposure on a notional $155.0 million of our outstanding term loan credit facility of $203.3 million. The collar sets a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the 3-month London Inter-bank Offered Rate (or “LIBOR”) applicable to a notional $155.0 million of term loan debt. This collar effectively limits our LIBOR interest exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar also does not hedge the applicable margin payable to our lenders on our indebtedness. Settlement payments are made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding. The collar terminates on June 30, 2010 and no consideration was exchanged with the counterparty to enter into the hedging arrangement. As of March 31, 2010, we pay an effective interest rate of 2.85% on $155.0 million of notional term loan debt outstanding before applying the applicable margin.
     The collar is a highly effective cash flow hedge under GAAP relating to derivatives and hedging, as the payment and interest rate terms of the instrument coincide with that of our term loan and the instrument was designed to perfectly hedge our variable cash flow risk. Accordingly as of March 31, 2010, we recorded the fair value of the collar on our balance sheet as a liability of approximately $1.0 million in Other accrued expenses, and the offsetting loss of ($0.6 million net of tax) was recorded in Accumulated other comprehensive loss in our Stockholders’ equity. If we assess any portion of any of this to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.
     We considered the credit worthiness of the counterparty of our hedged instrument. The Company believes that given the size of the hedged instrument and the likelihood that the counterparty would have to perform under the contract (i.e. LIBOR goes above 6.00%) mitigates any potential credit risk and risk of non-performance under the contract.
     A hypothetical 100 basis point increase or decrease in LIBOR would have resulted in an approximate $0.1 million change to our interest expense for the three months ended March 31, 2010, which represents potential interest rate change exposure on our outstanding unhedged portion of our term loan and revolving credit facility.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting for the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     In August 2007, Jacqueline Hodges, the former owner of Med-Data Management, Inc. (or “Med-Data”) disputed our earn-out calculation made under the Med-Data Asset Purchase Agreement and alleged that we failed to fulfill our obligations with respect to the earn-out. In November 2007, Ms. Hodges filed a complaint in the Federal District Court for the Northern District of Georgia, alleging that we failed to act in good faith with respect to the operation of Med-Data subsequent to the acquisition which affected the earn-out calculation. On March 21, 2008, we filed an answer denying the plaintiffs’ allegations and also filed a counterclaim alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the status of their relationship with their largest customer. On March 31, 2010, the Court entered summary judgment in favor of the Company and dismissed Ms. Hodges’ claims. Though Ms. Hodges filed a motion for summary judgment as well to dismiss the Company’s counterclaim, the Court denied this motion, and the Company is free to proceed to trial on its claims. The Company is in the process of negotiating a settlement of its counterclaim filed in this lawsuit.
Item 1A. Risk Factors
     There have been no material changes in the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months ended March 31, 2010, we issued approximately 28,000 unregistered shares of our common stock in connection with stock option exercises related to stock options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.1 million in consideration in connection with these stock option exercises.
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

Signature	Title	Date

/s/ JOHN A. BARDIS Name: John A. Bardis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	May 7, 2010

/s/ L. NEIL HUNN Name: L. Neil Hunn	Chief Financial Officer (Principal Financial Officer)	May 7, 2010

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

*	Filed herewith