Form 10-Q
period 2010-06-30
MEDASSETS INC
filed 2010-08-06
CIK 1254419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of August 4, 2010, the registrant had 57,720,984 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedAssets, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current
Cash and cash equivalents	$—	$5,498
Accounts receivable, net of allowances of $3,275 and $4,189 as of June 30, 2010 and December 31, 2009, respectively	70,916	67,617
Deferred tax asset, current	14,742	14,423
Prepaid expenses and other current assets	12,608	8,442

Total current assets	98,266	95,980
Property and equipment, net	61,245	54,960
Other long term assets
Goodwill	512,866	511,861
Intangible assets, net	85,264	95,589
Other	18,721	20,154

Other long term assets	616,851	627,604

Total assets	$776,362	$778,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,201	$8,680
Accrued revenue share obligation and rebates	31,588	31,948
Accrued payroll and benefits	12,108	12,874
Other accrued expenses	10,518	7,410
Deferred revenue, current portion	26,435	24,498
Current portion of notes payable	2,499	13,771
Current portion of finance obligation	170	163

Total current liabilities	91,519	99,344
Notes payable, less current portion	181,641	201,390
Finance obligation, less current portion	9,606	9,694
Deferred revenue, less current portion	9,035	7,380
Deferred tax liability	19,640	19,239
Other long term liabilities	2,711	4,125

Total liabilities	314,152	341,172

Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 57,522,000 and 56,715,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	575	567
Additional paid-in capital	654,786	639,315
Accumulated other comprehensive loss	(1,060)	(1,605)
Accumulated deficit	(192,091)	(200,905)

Total stockholders’ equity	462,210	437,372

Total liabilities and stockholders’ equity	$776,362	$778,544

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$27,964	$25,378	$56,554	$52,864
Other service fees	67,163	58,831	131,979	110,329

Total net revenue	95,127	84,209	188,533	163,193

Operating expenses:
Cost of revenue (inclusive of certain depreciation and amortization expense)	22,757	17,613	44,479	34,358
Product development expenses	4,823	5,250	10,193	11,268
Selling and marketing expenses	16,009	15,595	26,677	26,491
General and administrative expenses	31,947	27,481	64,098	54,932
Depreciation	4,540	2,985	8,833	5,895
Amortization of intangibles	6,026	7,000	12,110	14,011

Total operating expenses	86,102	75,924	166,390	146,955

Operating income	9,025	8,285	22,143	16,238
Other income (expense):
Interest (expense)	(3,807)	(4,763)	(7,739)	(9,756)
Other income (expense)	135	(33)	202	181

Income before income taxes	5,353	3,489	14,606	6,663
Income tax expense	2,059	1,314	5,792	2,583

Net income	$3,294	$2,175	$8,814	$4,080

Basic and diluted income per share:
Basic net income	$0.06	$0.04	$0.16	$0.08

Diluted net income	$0.06	$0.04	$0.15	$0.07

Weighted average shares — basic	56,169	54,527	55,994	54,316
Weighted average shares — diluted	59,456	56,968	59,148	56,699
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
Six Months Ended June 30, 2010

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
	(In thousands)
Balances at December 31, 2009	56,715	$567	$639,315	$(1,605)	$(200,905)	$437,372

Issuance of common stock from equity award exercises	736	7	5,900	—	—	5,907
Issuance of common restricted stock (net of forfeitures)	71	1	(1)	—	—	—
Stock compensation expense	—	—	6,511	—	—	6,511
Excess tax benefit from equity award exercises	—	—	3,061	—	—	3,061
Other comprehensive income:
Unrealized gain from hedging activities (net of a tax expense of $330)	—	—	—	545	—	545
Net income	—	—	—	—	8,814	8,814

Comprehensive income	—	—	—	545	8,814	9,359

Balances at June 30, 2010	57,522	$575	$654,786	$(1,060)	$(192,091)	$462,210

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Operating activities
Net income	$8,814	$4,080
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	437	2,524
Depreciation	10,274	7,115
Amortization of intangibles	12,480	14,382
Loss on sale of assets	1	193
Noncash stock compensation expense	6,511	8,960
Excess tax benefit from exercise of equity awards	(3,061)	(3,313)
Amortization of debt issuance costs	915	922
Noncash interest expense, net	267	913
Deferred income tax (benefit)	(247)	(57)
Changes in assets and liabilities:
Accounts receivable	(3,736)	(3,872)
Prepaid expenses and other assets	(4,166)	(1,155)
Other long-term assets	(239)	(1,895)
Accounts payable	2,583	1,966
Accrued revenue share obligations and rebates	(361)	909
Accrued payroll and benefits	(766)	(6,483)
Other accrued expenses	2,486	(2,725)
Deferred revenue	3,592	453

Cash provided by operating activities	35,784	22,917

Investing activities
Purchases of property, equipment and software	(8,021)	(6,186)
Capitalized software development costs	(7,719)	(7,071)
Acquisitions, net of cash acquired	(3,160)	(18,275)

Cash used in investing activities	(18,900)	(31,532)

Financing activities
Proceeds from notes payable	—	60,932
Repayment of notes payable	(31,021)	(65,206)
Repayment of finance obligations	(329)	(329)
Excess tax benefit from exercise of equity awards	3,061	3,313
Issuance of common stock	5,907	4,476

Cash (used in) provided by financing activities	(22,382)	3,186

Net decrease in cash and cash equivalents	(5,498)	(5,429)
Cash and cash equivalents, beginning of period	5,498	5,429

Cash and cash equivalents, end of period	$—	$—

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
     The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2009, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010.
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
Cash and Cash Equivalents
     All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. In addition, we may periodically make voluntary repayments on our term loan. Cash and cash equivalents were zero and $5,498 as of June 30, 2010 and December 31, 2009, respectively, and our revolver and swing-line balances were zero during those reporting periods. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 5 for immediately available cash under our revolving credit facility.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Revenue Recognition
     In October 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update for multiple-deliverable revenue arrangements. The update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method of determining stand-alone value affects the timing or amount of revenue recognition. The accounting standards update is applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact of the adoption of this update on our Condensed Consolidated Financial Statements.
     In October 2009, the FASB issued an accounting standards update relating to certain revenue arrangements that include software elements. The update will change the accounting model for revenue arrangements that include both tangible products and software elements. Among other things, tangible products containing software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. In addition, the update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes tangible

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)
products and software. The accounting standards update is applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. The adoption of this update is not expected to have a material impact on our Condensed Consolidated Financial Statements.
     In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance is applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance will impact our arrangements with one-time or nonrecurring performance fees that are contingent upon achieving certain results. Historically, we have recognized those types of performance fees in the period the respective performance target has been met. Upon adoption of this guidance on January 1, 2011, these performance fees will be recognized ratably over the contract term. We are continuing to assess the impact of the adoption of this update on our Condensed Consolidated Financial Statements.
Subsequent Events
     In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010.
3. ACQUISITION AND RESTRUCTURING ACTIVITIES
Business Combination
     During the quarter, our Spend Management segment acquired certain assets for $3,160. The acquired assets consist of certain customer relationships valued at $2,155 with a ten year weighted-average useful life and goodwill of $1,005.
Accuro Restructuring Plan
     In connection with the Accuro Healthcare Solutions, Inc. acquisition (“Accuro” or “Accuro Acquisition”) in June 2008, our management approved, committed and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our Revenue Cycle Management segment. Any increases or decreases to the estimates of executing the restructuring plan subsequent to June 2009 have been recorded as adjustments to operating expense. There were no such adjustments made during the three and six months ended June 30, 2010.
     The remaining balance relating to the Accuro restructuring plan pertains to a lease termination penalty we incurred for which we made cash payments of approximately $664 for the six months ended June 30, 2010. We expect that $1,103 of the remaining lease termination penalty will be paid ratably from July 2010 through January 2011 and $1,046 will be paid in February 2011. The balance of the accrual was $2,149 as of June 30, 2010.
Other Acquisition-Related Activities
     During the three-months ended June 30, 2010, we incurred $1,869 related to certain due diligence and acquisition-related activities. We expensed these costs as incurred in accordance with GAAP.
4. DEFERRED REVENUE
     Deferred revenue consists of unrecognized revenue related to advanced customer billing or customer payments received prior to revenue being realized and earned. Substantially all of our deferred revenue consists of: (i) deferred administrative fees, net; (ii) deferred service fees; (iii) deferred software and implementation fees; and (iv) other deferred fees, including receipts for our annual customer and

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
vendor meeting received prior to the event.
     The following table summarizes the deferred revenue categories and balances as of:

	June 30,	December 31,
	2010	2009
Software and implementation fees	$15,888	$14,080
Service fees	18,774	15,786
Administrative fees	743	924
Other fees	65	1,088

Deferred revenue, total	35,470	31,878
Less: Deferred revenue, current portion	(26,435)	(24,498)

Deferred revenue, non-current portion	$9,035	$7,380

     As of June 30, 2010 and December 31, 2009, deferred revenue included in our Condensed Consolidated Balance Sheets that was contingent upon meeting performance targets was $3,879 and $686, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed.
5. NOTES PAYABLE
     The balances of our notes payable are summarized as follows as of:

	June 30,	December 31,
	2010	2009
Notes payable — senior	$184,140	$215,161
Less: current portion	(2,499)	(13,771)

Total long-term notes payable	$181,641	$201,390

     The principal amount of our long-term notes payable consists of our senior term loan facility which had an outstanding balance of $184,140 as of June 30, 2010. We had zero dollars drawn on our revolving credit facility, and zero dollars drawn on our swing-line component, resulting in approximately $124,000 of availability under our credit facility inclusive of the swing-line as of June 30, 2010 and December 31, 2009 (after giving effect to $1,000 of outstanding but undrawn letters of credit on each date). During the six months ended June 30, 2010, we made payments on our term loan balance which included a voluntary prepayment on our term loan of $18,500, an annual excess cash flow payment (based on 2009 results) to our lender in accordance with our credit facility of approximately $11,272 that was paid in March 2010 and scheduled principal payments on our senior term loan facility of $1,249. The applicable weighted-average interest rate (inclusive of the applicable bank margin and impact of our interest rate collar) on our senior term loan facility at June 30, 2010 was 6.2%. Total interest paid during the six months ended June 30, 2010 and 2009 was approximately $6,338 and $7,711, respectively.
     As of June 30, 2010, we had approximately $5,015 of debt issuance costs related to our credit agreement which will be amortized into interest expense using the effective interest method until the maturity date. Our revolving credit facility matures on October 23, 2011 and our term loan matures on October 23, 2013. For the six months ended June 30, 2010 and 2009, we recognized approximately $915 and $922, respectively in interest expense related to the amortization of debt issuance costs.
     Our credit agreement contains certain provisions that require us to pay a portion of our outstanding obligations one quarter subsequent to the end of each fiscal year in the form of an excess cash flow payment on the term loan. The amount is determined based on defined percentages of excess cash flow required in the credit agreement which is based on total leverage relative to adjusted EBITDA. Our current portion of notes payable does not include an amount with respect to any 2010 excess cash flow payment (payable in 2011). We will reclassify a portion of our long-term notes payable to a current classification at such time that any 2010 excess cash flow payment becomes probable and estimable.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
     Future maturities of principal of notes payable as of June 30, 2010 are as follows:

	Amount
2010	$1,249	(1)
2011	2,499
2012	2,499
2013	177,893

Total notes payable	$184,140

(1)	Represents remaining quarterly principal payments due during the fiscal year ending December 31, 2010.
6. COMMITMENTS AND CONTINGENCIES
Performance Targets
     In the ordinary course of contracting with our customers, we may agree to make some or all of our fees contingent upon the achievement of certain financial improvement targets from the use of our services and software. These contingent fees are not recognized as revenue until we receive customer acceptance on the achievement of the performance targets. We generally receive customer acceptance as and when the performance targets are achieved. Prior to customer acceptance that a performance target has been achieved, we record billed contingent fees as deferred revenue on our Condensed Consolidated Balance Sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs.
Legal Proceedings
     In August 2007, Jacqueline Hodges, the former owner of Med-Data Management, Inc. (“Med-Data”) disputed our earn-out calculation made under the Med-Data Asset Purchase Agreement and alleged that we failed to fulfill our obligations with respect to the earn-out. In November 2007, Ms. Hodges filed a complaint in the Federal District Court for the Northern District of Georgia, alleging that we failed to act in good faith with respect to the operation of Med-Data subsequent to the acquisition which affected the earn-out calculation. On March 21, 2008, we filed an answer denying the plaintiffs’ allegations and also filed a counterclaim alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the status of their relationship with their largest customer.
     On March 31, 2010, the Court entered summary judgment in favor of the Company and dismissed Ms. Hodges’ claims. Ms. Hodges filed a motion for summary judgment as well to dismiss the Company’s counterclaim, but the Court denied this motion. The Company and Ms. Hodges have reached a settlement, and all claims and counterclaims have been dismissed with prejudice.
     As of June 30, 2010, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.
7. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
     During the six months ended June 30, 2010, we issued approximately 736,000 shares of common stock in connection with employee stock option and stock-settled stock appreciation right (or “SSAR”) exercises for aggregate exercise proceeds of $5,907.
Share-Based Compensation
     As of June 30, 2010, we had restricted common stock, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of June 30, 2010, we had approximately 1,413,000 shares reserved under our 2008 equity incentive plan available for grant.
     The share-based compensation expense related to equity awards charged against income was $3,039 and $4,574 for the three months ended June 30, 2010 and 2009, respectively. The total income tax benefit recognized in the Condensed Consolidated Statement of Operations for share-based compensation arrangements related to equity awards was $1,153 and $1,729 for the three months ended

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
June 30, 2010 and 2009, respectively.
     The share-based compensation expense related to equity awards charged against income was $6,511 and $8,960 for the six months ended June 30, 2010 and 2009, respectively. The total income tax benefit recognized in the Condensed Consolidated Statement of Operations for share-based compensation arrangements related to equity awards was $2,470 and $3,386 for the six months ended June 30, 2010 and 2009, respectively. There were no capitalized share-based compensation expenses at June 30, 2010.
     Total share-based compensation expense (inclusive of restricted common stock, SSARs and common stock options) for the three and six months ended June 30, 2010 and 2009 as reflected in our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$661	$769	$1,227	$1,629
Product development	136	296	333	605
Selling and marketing	802	764	1,416	1,562
General and administrative	1,440	2,745	3,535	5,164

Total share-based compensation expense	$3,039	$4,574	$6,511	$8,960

Equity Award Grants
     During the six months ended June 30, 2010, we granted the following equity awards to certain of our employees and our board of directors.
Common Stock Option Awards
     During the six months ended June 30, 2010, we granted stock options for the purchase of approximately 102,000 underlying shares. The stock options granted during the six months ended June 30, 2010 have a weighted-average exercise price of $21.50 and have a service vesting period of five years. The weighted-average grant date fair value of each stock option granted during the six months ended June 30, 2010 was $6.84.
     As of June 30, 2010, there was approximately $5,869 of total unrecognized compensation expense related to all outstanding stock option awards that will be recognized over a weighted-average period of 1.5 years.
Restricted Common Stock Awards
     During the six months ended June 30, 2010, we granted approximately 108,000 shares of restricted common stock. The weighted-average grant date fair value of each restricted common stock share was $22.12. Approximately 57,000 restricted shares will vest on December 31, 2012 provided certain performance criteria are achieved. Approximately 37,000 restricted shares vest over four years; 12,000 shares vest ratably each month through December 31, 2010; and 2,000 restricted shares fully vested at the date of grant.
     During the six months ended June 30, 2010, approximately 37,000 shares of restricted common stock were forfeited.
     As of June 30, 2010, there was approximately $9,904 of total unrecognized compensation expense related to all unvested restricted common stock awards that will be recognized over a weighted-average period of 1.7 years.
SSARs Awards
     During the six months ended June 30, 2010, we granted approximately 674,000 SSARs. The weighted-average grant date base price of each SSAR was $22.77 and the weighted-average grant date fair value of each SSAR granted during the six months ended June 30, 2010 was $7.96. Approximately 153,000 SSARs will vest on December 31, 2012 provided certain performance criteria are achieved. Approximately 100,000 SSARs will vest on December 31, 2014 provided certain performance criteria are achieved. Approximately 77,000 SSARs vest over four years; 238,000 SSARs vest over five years and 106,000 SSARs vest ratably each month through December 31, 2010.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
     As of June 30, 2010, there was approximately $10,176 of total unrecognized compensation expense related to all unvested SSARs that will be recognized over a weighted-average period of 1.7 years.
8. INCOME TAXES
     Income tax expense recorded during the six months ended June 30, 2010 and 2009 reflected an effective income tax rate of 39.7% and 38.8%, respectively. There was no significant change in the Company’s liabilities related to accounting for uncertainty in income taxes for the three and six months ended June 30, 2010 and 2009, respectively.
9. INCOME PER SHARE
     We calculate earnings per share (“EPS”) in accordance with GAAP. Basic EPS is calculated by dividing reported net income available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted EPS reflects the potential dilution that could occur if our stock options, stock warrants, SSARs and unvested restricted stock were included in our common shares outstanding during the reporting period.
     A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS is as follows:

	Three Months Ended June 30,
	2010	2009
Numerator for Basic and Diluted Income Per Share:
Net income	$3,294	$2,175
Denominator for basic income per share weighted average shares	56,169,000	54,527,000
Effect of dilutive securities:
Stock options	2,243,000	2,181,000
Stock settled stock appreciation rights	511,000	12,000
Restricted stock and stock warrants	533,000	248,000

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	59,456,000	56,968,000

Basic income per share:
Basic net income per common share	$0.06	$0.04

Diluted net income per share:
Diluted net income per common share	$0.06	$0.04

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2010	2009
Numerator for Basic and Diluted Income Per Share:
Net income	$8,814	$4,080
Denominator for basic income per share weighted average shares	55,994,000	54,316,000
Effect of dilutive securities:
Stock options	2,166,000	2,157,000
Stock settled stock appreciation rights	465,000	8,000
Restricted stock and stock warrants	523,000	218,000

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	59,148,000	56,699,000

Basic income per share:
Basic net income per common share	$0.16	$0.08

Diluted net income per share:
Diluted net income per common share	$0.15	$0.07

     The effect of certain dilutive securities has been excluded for the three and six months ended June 30, 2010 and 2009 because the impact is anti-dilutive as a result of the strike price of certain securities being greater than the average market price (or out of the money) during the periods presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Stock options	28,000	89,000	34,000	177,000
SSARs	118,000	144,000	135,000	257,000

Total	146,000	233,000	169,000	434,000
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
     GAAP relating to segment reporting defines reportable segments as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing financial performance. The accounting guidance indicates that financial information about segments should be reported on the same basis as that used

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
by the chief operating decision maker in the analysis of performance and allocation of resources. Management of the Company, including our chief operating decision maker, uses what we refer to as Segment Adjusted EBITDA as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. We define Segment Adjusted EBITDA as segment net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization (“EBITDA”) as adjusted for other non-recurring, non-cash or non-operating items. Our chief operating decision maker uses Segment Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period to period. Segment Adjusted EBITDA includes expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of the segment. General and administrative corporate expenses that are not specific to the segments are not included in the calculation of Segment Adjusted EBITDA. These expenses include the costs to staff and manage our corporate offices, interest expense on our credit facilities and expenses related to being a publicly-held company. All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external customers.
     The following tables present Segment Adjusted EBITDA and financial position information as utilized by our chief operating decision maker. A reconciliation of Segment Adjusted EBITDA to consolidated net income is included. General corporate expenses are included in the “Corporate” column. In addition, accounts receivable and accounts payable intra-company eliminations are included in the “Corporate” column. Other assets and liabilities are included to provide a reconciliation to total assets and total liabilities.
     The following tables represent our results of operations, by segment, for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30, 2010
	RCM	SM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$42,873	$—	$42,873
Revenue share obligation(1)	—	(14,909)	—	(14,909)
Other service fees	57,206	9,957	—	67,163

Total net revenue	57,206	37,921	—	95,127
Total operating expenses	50,350	24,995	10,757	86,102

Operating income (loss)	6,856	12,926	(10,757)	9,025
Interest (expense)	—	—	(3,807)	(3,807)
Other (expense) income	(12)	21	126	135

Income (loss) before income taxes	$6,844	$12,947	$(14,438)	$5,353
Income tax (benefit)	2,677	5,054	(5,672)	2,059

Net income (loss)	4,167	7,893	(8,766)	3,294

Segment Adjusted EBITDA	$17,057	$14,985	$(6,648)	$25,394

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	As of June 30, 2010
	RCM	SM	Corporate	Total
Financial Position:
Accounts receivable, net	$56,059	$39,148	$(24,291)	$70,916
Other assets	557,318	97,131	50,997	705,446

Total assets	613,377	136,279	26,706	776,362
Accrued revenue share obligation	—	31,588	—	31,588
Deferred revenue	29,963	5,507	—	35,470
Other liabilities	34,822	28,429	183,843	247,094

Total liabilities	$64,785	$65,524	$183,843	$314,152

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2009
	RCM	SM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$39,344	$—	$39,344
Revenue share obligation(1)	—	(13,966)	—	(13,966)
Other service fees	50,770	8,061	—	58,831

Total net revenue	50,770	33,439	—	84,209
Total operating expenses	46,615	21,742	7,567	75,924

Operating income (loss)	4,155	11,697	(7,567)	8,285
Interest (expense)	—	—	(4,763)	(4,763)
Other (expense) income	(181)	33	115	(33)

Income (loss) before income taxes	$3,974	$11,730	$(12,215)	$3,489
Income tax (benefit)	1,522	4,381	(4,589)	1,314

Net income (loss)	2,452	7,349	(7,626)	2,175

Segment Adjusted EBITDA	$14,495	$14,173	$(5,154)	$23,514

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	Six Months Ended June 30, 2010
	RCM	SM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$85,902	$—	$85,902
Revenue share obligation(1)	—	(29,348)	—	(29,348)
Other service fees	115,890	16,089	—	131,979

Total net revenue	115,890	72,643	—	188,533
Total operating expenses	101,938	44,595	19,857	166,390

Operating income (loss)	13,952	28,048	(19,857)	22,143
Interest (expense)	—	—	(7,739)	(7,739)
Other (expense) income	(45)	11	236	202

Income (loss) before income taxes	$13,907	$28,059	$(27,360)	$14,606
Income tax (benefit)	5,526	11,150	(10,884)	5,792

Net income (loss)	8,381	16,909	(16,476)	8,814

Segment Adjusted EBITDA	$34,539	$31,942	$(13,275)	$53,206

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2009
	RCM	SM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$80,276	$—	$80,276
Revenue share obligation(1)	—	(27,412)	—	(27,412)
Other service fees	97,790	12,539	—	110,329

Total net revenue	97,790	65,403	—	163,193
Total operating expenses	92,138	39,943	14,874	146,955

Operating income (loss)	5,652	25,460	(14,874)	16,238
Interest (expense)	(1)	—	(9,755)	(9,756)
Other (expense) income	(145)	85	241	181

Income (loss) before income taxes	$5,506	$25,545	$(24,388)	$6,663
Income tax (benefit)	2,134	9,904	(9,455)	2,583

Net income (loss)	3,372	15,641	(14,933)	4,080

Segment Adjusted EBITDA	$26,821	$30,425	$(10,403)	$46,843

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for each of the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
RCM Adjusted EBITDA	$17,057	$14,495	$34,539	$26,821
SM Adjusted EBITDA	14,985	14,173	31,942	30,425

Total reportable Segment Adjusted EBITDA	32,042	28,668	66,481	57,246
Depreciation	(3,661)	(2,465)	(7,131)	(4,903)
Depreciation (included in cost of revenue)	(719)	(616)	(1,441)	(1,219)
Amortization of intangibles	(6,026)	(7,000)	(12,110)	(14,011)
Amortization of intangibles (included in cost of revenue)	(185)	(186)	(370)	(371)
Interest expense, net of interest income(1)	36	3	54	12
Income tax	(7,730)	(5,903)	(16,675)	(12,038)
Share-based compensation expense(2)	(1,697)	(2,685)	(3,518)	(5,499)
Accuro purchase accounting adjustment(3)	—	(15)	—	(204)

Total reportable segment net income	12,060	9,801	25,290	19,013
Corporate net loss	(8,766)	(7,626)	(16,476)	(14,933)

Consolidated net income	$3,294	$2,175	$8,814	$4,080

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of equity grants.

(3)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the acquisition date for Accuro. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in periods subsequent to the acquisition and is not indicative of changes in the underlying results of operations. In 2010, these adjustments are no longer reconciling items related to acquired deferred revenue balances as the amounts were fully amortized in 2009. We may have this adjustment in future periods as required by GAAP.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
11. DERIVATIVE FINANCIAL INSTRUMENTS
     Effective January 1, 2009, we adopted GAAP for derivatives and hedging which requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments and how derivative instruments and related hedged items are accounted. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instruments. Our interest rate risk management policy permits the use of derivative instruments, such as interest rate swaps, to reduce volatility in our results of operations and/or cash flows resulting from interest rate fluctuations. Our derivative instruments are utilized for risk management purposes and we do not use derivatives for speculative trading purposes.
     As of June 30, 2010, we had an interest rate swap which was highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009.
Interest rate swap
     On May 21, 2009, we entered into a forward starting London Inter-bank Offered Rate (“LIBOR”) interest rate swap with a notional amount of $138,276 beginning June 30, 2010, which effectively converts a portion of our variable rate term loan credit facility to a fixed rate debt. The notional amount subject to the swap has pre-set quarterly step downs corresponding to our anticipated principal reduction schedule.
     The interest rate swap converts the three-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 1.99% (exclusive of the applicable bank margin charged by our lender). The interest rate swap terminates on March 31, 2012 and qualifies as a highly effective cash flow hedge under GAAP.
     As such, the fair value of the derivative is recorded in our Condensed Consolidated Balance Sheets. Accordingly, as of June 30, 2010, we recorded the fair value of the swap on our balance sheet as a liability of approximately $1,708 in other long-term liabilities, and the offsetting loss ($1,060 net of tax) was recorded in Accumulated Other Comprehensive Loss (“AOCI”) in our stockholders’ equity. If we assess any portion of this to be ineffective (none in this case), we will reclassify the ineffective portion to current period earnings or loss accordingly.
     We determined the fair value of the swap using Level 2 inputs as defined under GAAP for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed the swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market three-month floating LIBOR rate as of June 30, 2010. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value of the swap represents a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.
     We considered the credit worthiness of the counterparty of the hedged instrument. We believe the swap is probable given the size, international presence and track record of the counterparty to perform under the obligations of the contract and that the counterparty is not at risk of default which would change the highly effective status of the hedged instrument.
     We expect to recognize additional interest expense of approximately $1,434 over the next twelve months related to the interest rate swap.
Interest rate collar
     On June 24, 2008 (effective June 30, 2008), we entered into an interest rate collar to hedge our interest rate exposure on a notional $155,000 of our outstanding term loan credit facility ($184,140 as of June 30, 2010). The collar set a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the three-month LIBOR applicable to a notional $155,000 of term loan debt. This collar effectively limited our LIBOR interest exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar did not hedge the applicable margin payable to our lenders on our indebtedness. Settlement payments were made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding. During the three months ended June 30, 2010 and 2009, we recorded additional interest expense of $1,003 and $639, respectively, related to the interest rate collar. During the six months ended June 30, 2010 and 2009, we recorded additional interest expense of $2,010 and $1,178, respectively, related to the interest rate collar.
     The collar expired on June 30, 2010.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
Par forward contracts
     Historically, we had a series of par forward contracts to lock in the rate of exchange in U.S. dollar terms at a specific par forward exchange rate of Canadian dollars to one U.S. dollar, with respect to one specific Canadian customer contract. This three-year customer contract expired on April 30, 2010.
     The following table presents the fair value of our outstanding derivative instruments as of June 30, 2010 and December 31, 2009:

		Fair Value of Financial
	Balance Sheet Location	Instruments
			As of
		As of June 30,	December 31,
		2010	2009
Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Other long term liabilities	1,708	2,575
Foreign exchange contracts	Other long term liabilities	—	8

Total		$1,708	$2,583

     The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below:

	Amount of Gain or
	(Loss) Recognized in
	OCI on Derivative
	(Effective Portion)
	Three Months Ended
Derivatives designated as	June 30,
cash flow hedges	2010	2009
Interest rate contracts	$469	$337
Foreign exchange contracts	8	(99)

Total gain recognized in other comprehensive income	$477	$238

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Amount of Gain or
	(Loss) Recognized in
	OCI on Derivative
	(Effective Portion)
	Six Months Ended
Derivatives designated as	June 30,
cash flow hedges	2010	2009
Interest rate contracts	$540	$598
Foreign exchange contracts	5	(115)

Total gain recognized in other comprehensive income	$545	$483

12. FAIR VALUE MEASUREMENTS
     We measure fair value for financial instruments, such as derivatives and non-financial assets, when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist in accordance with GAAP for fair value measurements and disclosures. This defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under accounting pronouncements.
     Refer to Note 11 for information and fair values of our derivative instruments measured on a recurring basis under GAAP for fair value measurements and disclosures.
     In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:
•	Cash and cash equivalents: The carrying value reported in the Condensed Consolidated Balance Sheets for these items approximates fair value due to the high credit standing of the financial institutions holding these items and their liquid nature;

•	Accounts receivable, net: The carrying value reported in the Condensed Consolidated Balance Sheets is net of allowances for doubtful accounts which includes a degree of counterparty non-performance risk;

•	Accounts payable and current liabilities: The carrying value reported in the Condensed Consolidated Balance Sheets for these items approximates fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company;

•	Finance obligation: The carrying value of our finance obligation reported in the Condensed Consolidated Balance Sheets approximates fair value based on current interest rates; and

•	Notes payable: The carrying value of our long-term notes payable reported in the Condensed Consolidated Balance Sheets approximates fair value since they bear interest at variable rates. Refer to Note 5.
13. RELATED PARTY TRANSACTION
     We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of our board of directors (the “Board”) reviews such usage of the airplane annually. During the six months ended June 30, 2010 and 2009, we incurred charges of $917 and $695, respectively, related to transactions with Mr. Bardis.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
NOTE ON FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q contains certain “forward-looking statements” (as defined in Section 27A of the U.S. Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Words such as “anticipates,” “believes,” “plans,” “expects,” “intends,” “estimates,” “projects,” “targets,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. For purposes of this Quarterly Report on Form 10-Q, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements reflect our current beliefs and expectations and are based on information currently available to us. As such, no assurance can be given that our future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. We have no intention or obligation to update or revise these forward-looking statements to reflect new events, information or circumstances.
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
     The table below highlights our primary results of operations for the three and six months ended June 30, 2010 and 2009 (unaudited):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010	2009	Change		2010	2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
		(In millions)				(In millions)
Gross fees(1)	$110.0	$98.2	$11.8	12.0%	$217.9	$190.6	$27.3	14.3%
Revenue share obligation(1)	(14.9)	(14.0)	(0.9)	6.4	(29.4)	(27.4)	(2.0)	7.3

Total net revenue	95.1	84.2	10.9	12.9	188.5	163.2	25.3	15.5

Operating income	9.0	8.3	0.7	8.4	22.1	16.2	5.9	36.4
Net income	$3.3	$2.2	$1.1	50.0%	$8.8	$4.1	$4.7	114.6%

Adjusted EBITDA(1)	$25.4	$23.5	$1.9	8.1%	$53.2	$46.8	$6.4	13.7%
Adjusted EBITDA margin(1)	26.7%	27.9%			28.2%	28.7%
Diluted Cash EPS(1)	$0.17	$0.17	$—	0.0%	$0.36	$0.32	$0.04	12.5%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     The increases in non-GAAP gross fees and total net revenue during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 were primarily attributable to:
•	growth in our Revenue Cycle Management segment from our comprehensive revenue cycle services and technology solutions; and

•	growth in our Spend Management segment from our medical device consulting and strategic sourcing services and our vendor administrative fees.
     The increase in operating income during the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 was primarily attributable to the growth in net revenue discussed above partially offset by the following:
•	increased cost of revenue attributable to: (i) a higher percentage of net revenue being derived from service-based engagements within our Revenue Cycle Management and Spend Management segments; (ii) direct costs relating to certain new and existing customer arrangements whereby the related revenue associated with these arrangements is contingent upon meeting financial performance targets. The related revenue will be recorded once the performance targets are achieved. The increase in these types of arrangements is concentrated within our Spend Management segment;

•	higher expenses related to certain due diligence and acquisition-related activities; and

•	higher operating expenses related to new and existing salary-related compensation expense primarily associated with our expanding services-based business.
     For the three and six months ended June 30, 2010, increases in consolidated non-GAAP adjusted EBITDA compared to the three and six months ended June 30, 2009 were primarily attributable to: (i) the net revenue growth discussed above; (ii) our continued focus on cost control initiatives and lower performance-based compensation expense; and (iii) a decrease in our bad debt expense due to significantly lower uncollectable customer receivables. This increase was partially offset by: (i) higher cost of revenue resulting from a shift to more service-based revenue; and (ii) an increase in our expenses primarily for salary-related compensation expense.
     For the three and six months ended June 30, 2010, decreases in consolidated non-GAAP adjusted EBITDA margin compared to the three and six months ended June 30, 2009 were primarily attributable to the revenue shift to more service-based revenue, which resulted in a higher cost of revenue in both segments.
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
Revenue Cycle Management
     Our Revenue Cycle Management segment provides a comprehensive suite of software as a service (“SaaS”)-based solutions spanning the hospital revenue cycle workflow — from patient admission, charge capture, case management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and improve regulatory compliance. Our Revenue Cycle Management segment revenue is listed under the caption “Other service fees” on our Condensed Consolidated Statements of Operations and consists of the following components:
•	Subscription and implementation fees. We earn fixed subscription fees on a monthly or annual basis on multi-year contracts for customer access to our SaaS-based solutions. We also charge our customers non-refundable upfront fees for implementation of our SaaS-based services. These non-refundable upfront fees are earned over the subscription period or estimated customer relationship period, whichever is longer.

We defer costs related to implementation services and expense these costs in proportion to the revenue earned over the subscription period or customer relationship period, as applicable.

In addition, we defer upfront sales commissions related to subscription and implementation fees and expense these costs ratably over the related contract term.

•	Transaction fees. For certain of our revenue cycle management solutions, we earn fees that vary based on the volume of customer transactions or enrolled members.

•	Licensed-software fees. We earn license, implementation, maintenance and other software-related service fees for our business intelligence, decision support and other software products. These software revenues are typically recognized ratably over the contract period as these are effectively annual licenses. We have certain Revenue Cycle Management contracts that are sold in multiple-element arrangements and include software products. We have considered Rule 5-03 of Regulation S-X for these types of multiple-element arrangements that include software products and determined the amount is below the threshold that would require separate disclosure on our consolidated statement of operations.
•	Service fees. For certain of our revenue cycle management solutions, we earn fees based on a percentage of cash remittances collected, fixed-fee and cost-plus consulting arrangements. The related revenues are earned as services are rendered.
Spend Management
     Our Spend Management segment provides a suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and supply utilization by managing the procurement process through our group purchasing organization’s portfolio of contracts, consulting services and analytical tool sets. Our Spend Management segment revenue consists of the following components:
•	Administrative fees and revenue share obligation. We earn administrative fees from manufacturers, distributors and other vendors (collectively referred to as “vendors”) of products and services with whom we have contracts under which our group purchasing organization customers may purchase products and services. Administrative fees represent a percentage, which we refer to as our administrative fee ratio, typically ranging from 0.25% to 3.00% of the purchases made by our group purchasing organization customers through contracts with our vendors.

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

Some customer contracts require that a portion of our administrative fees are contingent upon achieving certain financial improvements, such as lower supply costs, which we refer to as performance targets. Contingent administrative fees are not recognized as revenue until we receive customer acceptance on the achievement of those contractual performance targets. Prior to customer acceptance that a performance target has been achieved, we record contingent administrative fees as deferred revenue on our consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we may be contractually obligated to refund some or all of the contingent fees.

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

•	Other service fees. The following items are included as “Other service fees” in our Condensed Consolidated Statement of Operations:
•	Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and implantable physician preference items (“PPI”) and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with an average duration of six to nine months, and the related revenues are earned as services are rendered.

•	Subscription fees. We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these Company-hosted SaaS-based solutions.
Operating Expenses
     We classify our operating expenses as follows:
•	Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our customers (indirect labor costs for these personnel are included in general and administrative expenses). As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue consists of costs of third-party products and services and client reimbursed out-of-pocket costs. Cost of revenue does not include certain expenses relating to hosting our services and providing support and related data center capacity (which is included in general and administrative expenses), and allocated amounts for rent, depreciation, amortization or other indirect operating costs because we do not consider the inclusion of these items in cost of revenue relevant to our business. However, cost of revenue does include the amortization for the cost of software to be sold, leased, or otherwise marketed. As a result of the Accuro Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period comparability. In addition, any changes in revenue mix between our Revenue Cycle Management and Spend Management segments, including changes in revenue mix towards SaaS-based revenue and consulting services, may cause significant fluctuations in our cost of revenue and have a favorable or unfavorable impact on operating income.
•	Product development expenses. Product development expenses primarily consist of the salaries, benefits, incentive compensation and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services. Product development expenses are net of capitalized software development costs for both internal and external use.

•	Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

•	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees and indirect time related to operational service-based employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

•	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

•	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Results of Operations
Consolidated Tables
     The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$57,206	$50,770	$115,890	$97,790
Spend Management
Gross administrative fees(1)	42,873	39,344	85,902	80,276
Revenue share obligation(1)	(14,909)	(13,966)	(29,348)	(27,412)
Other service fees	9,957	8,061	16,089	12,539

Total Spend Management	37,921	33,439	72,643	65,403

Total net revenue	95,127	84,209	188,533	163,193
Operating expenses:
Revenue Cycle Management	50,350	46,615	101,938	92,138
Spend Management	24,995	21,742	44,595	39,943

Total segment operating expenses	75,345	68,357	146,533	132,081
Operating income
Revenue Cycle Management	6,856	4,155	13,952	5,652
Spend Management	12,926	11,697	28,048	25,460

Total segment operating income	19,782	15,852	42,000	31,112
Corporate expenses(2)	10,757	7,567	19,857	14,874

Operating income	9,025	8,285	22,143	16,238
Other income (expense):
Interest expense	(3,807)	(4,763)	(7,739)	(9,756)
Other income (expense)	135	(33)	202	181

Income before income taxes	5,353	3,489	14,606	6,663
Income tax expense	2,059	1,314	5,792	2,583

Net income	3,294	2,175	8,814	4,080
Reportable segment adjusted EBITDA(3):
Revenue Cycle Management	17,057	14,495	34,539	26,821
Spend Management	$14,985	$14,173	$31,942	$30,425
Reportable segment adjusted EBITDA margin(4):
Revenue Cycle Management	29.8%	28.6%	29.8%	27.4%
Spend Management	39.5%	42.4%	44.0%	46.5%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended June 30, 2010 and June 30, 2009

	Three Months Ended June 30,
	2010		2009		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$57,206	60.1%	$50,770	60.3%	$6,436	12.7%
Spend Management
Gross administrative fees(1)	42,873	45.1	39,344	46.7	3,529	9.0
Revenue share obligation(1)	(14,909)	(15.7)	(13,966)	(16.6)	(943)	6.8
Other service fees	9,957	10.5	8,061	9.6	1,896	23.5

Total Spend Management	37,921	39.9	33,439	39.7	4,482	13.4

Total net revenue	$95,127	100.0%	$84,209	100.0%	$10,918	13.0%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     Total net revenue. Total net revenue for the three months ended June 30, 2010 was $95.1 million, an increase of $10.9 million, or 13.0%, from total net revenue of $84.2 million for the three months ended June 30, 2009. The increase in total net revenue was comprised of a $6.4 million increase in Revenue Cycle Management revenue and an increase of $4.5 million in Spend Management revenue.
     Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the three months ended June 30, 2010 was $57.2 million, an increase of $6.4 million, or 12.7%, from net revenue of $50.8 million for the three months ended June 30, 2009. The increase was attributable to a $4.5 million increase in our revenue cycle technology tools and a $4.3 million increase in revenue for our comprehensive revenue cycle service engagements. The increase was partially offset by a $2.4 million decrease in revenue relating to our decision support business primarily due to a scheduled and planned step down in license fees from a large business intelligence customer.
     Spend Management net revenue. Spend Management net revenue for the three months ended June 30, 2010 was $37.9 million, an increase of $4.5 million, or 13.4%, from net revenue of $33.4 million for the three months ended June 30, 2009. The increase was the result of a $3.5 million, or 9.0%, increase in non-GAAP gross administrative fees and a $1.9 million, or 23.5%, increase in other service fees. This was partially offset by a $0.9 million increase in revenue share obligation, as discussed further below:
•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $3.5 million, or 9.0%, as compared to the prior period, primarily due to increased customer purchasing volume in certain supply categories as well as an increase in the average administrative fee percentage realized from our manufacturer and distributor contracts. This net increase in non-GAAP gross administrative fee revenue was comprised of $3.7 million, or a 9.2%, increase in non-GAAP gross administrative fee revenue not associated with performance targets. This increase was partially offset by an approximate $0.2 million increase from the prior period in the deferral of contingent revenue, which will be recognized upon acceptance from certain customers that respective performance targets are achieved. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and customer acknowledgement of achieved performance targets varies and may not result in discernible trends.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $0.9 million, or 6.8%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees (or the “revenue share ratio”). Our revenue share ratio was 34.8% and 35.5% for the three months ended June 30, 2010 and 2009, respectively. Excluding the impact of contingent revenue mentioned above and the related revenue share obligation, our revenue share ratio was 33.3% and 34.1% for the three months ended June 30, 2010 and 2009, respectively. We have not had any significant changes in our customer revenue mix during the year that would result in a material impact on our revenue share ratio. We may experience fluctuations in our revenue share ratio in the future because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

•	Other service fees. The $1.9 million, or 23.5%, increase in other service fees primarily related to higher revenues from medical device consulting and strategic sourcing services. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers. In addition, we recorded $3.4 million in revenue associated with our annual customer and vendor meeting for the three months ended June 30, 2010 compared to $3.0 million for the three months ended June 30, 2009.

Total Operating Expenses

	Three Months Ended June 30,
	2010		2009		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$22,757	23.9%	$17,613	20.9%	$5,144	29.2%
Product development expenses	4,823	5.1	5,250	6.2	(427)	(8.1)
Selling and marketing expenses	16,009	16.8	15,595	18.5	414	2.7
General and administrative expenses	31,947	33.6	27,481	32.6	4,466	16.3
Depreciation	4,540	4.8	2,985	3.5	1,555	52.1
Amortization of intangibles	6,026	6.3	7,000	8.3	(974)	(13.9)

Total operating expenses	86,102	90.5	75,924	90.2	10,178	13.4

Operating expenses by segment:
Revenue Cycle Management	50,350	52.9	46,615	55.4	3,735	8.0
Spend Management	24,995	26.3	21,742	25.8	3,253	15.0

Total segment operating expenses	75,345	79.2	68,357	81.2	6,988	10.2
Corporate expenses	10,757	11.3	7,567	9.0	3,190	42.2

Total operating expenses	$86,102	90.5%	$75,924	90.2%	$10,178	13.4%
     Cost of revenue. Cost of revenue for the three months ended June 30, 2010 was $22.8 million, or 23.9% of total net revenue, an increase of $5.1 million, or 29.2%, from cost of revenue of $17.6 million, or 20.9% of total net revenue, for the three months ended June 30, 2009. The increase was primarily attributable to an increase in service-related engagements in both our Revenue Cycle Management and Spend Management segments, which result in a higher cost of revenue as these activities are more labor intensive. In addition, our Spend Management segment incurs direct costs relating to certain new and existing arrangements whereby the related revenue associated with these arrangements is deferred until certain financial performance targets are achieved. The related revenue will be recorded once the performance targets are achieved and accepted by our customers.
     Revenue Cycle Management SaaS-based revenue results in a higher cost of revenue than net administrative fee revenue included in our Spend Management revenue. As such, we may experience higher cost of revenue if: (i) the revenue mix continues to shift towards Revenue Cycle Management segment products and services and more specifically if the revenue mix within the Revenue Cycle Management segment shifts towards more service-related engagements; and (ii) we continue to experience growth in our consulting services within the Spend Management segment.
     Product development expenses. Product development expenses for the three months ended June 30, 2010 were $4.8 million, or 5.1% of total net revenue, a decrease of $0.4 million, or 8.1%, from product development expenses of $5.3 million, or 6.2% of total net revenue, for the three months ended June 30, 2009.
     The decrease during the three months ended June 30, 2010 was primarily attributable to a $0.2 million decrease in compensation expense to new and existing employees and a $0.2 million decrease in share-based compensation expense resulting from the use of the accelerated method of expense attribution used for our service-based equity awards that are subject to graded vesting, which comprises a majority of our total equity awards. This method results in a continual decrease in annual share-based compensation expense over the requisite service period of each grant. We expect the utilization of this expense attribution method for our service-based equity awards to impact share-based compensation expense in future periods.
     Our product development capitalization rate for the three months ended June 30, 2010 and 2009, was 44.8% and 42.3%, respectively.
     We plan to continue to focus on development efforts designed to integrate, enhance and standardize our products. We plan to also continue to develop a number of new Revenue Cycle Management products and services and enhance our existing products in both segments. We expect to maintain or increase our product development spending for the remainder of 2010.

     Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2010 were $16.0 million, or 16.8% of total net revenue, an increase of $0.4 million, or 2.7%, from selling and marketing expenses of $15.6 million, or 18.5% of total net revenue, for the three months ended June 30, 2009. The increase was primarily attributable to a $0.4 million increase in expenses associated with our annual customer and vendor meeting held during the quarter. Total expenses related to our customer and vendor meeting amounted to $4.8 million and $4.4 million for the three months ended June 30, 2010 and 2009, respectively. In addition, we had a $0.2 million increase in compensation expense related to new and existing employees. This increase was partially offset by a $0.2 million decrease in advertising expense during the period.
     General and administrative expenses. General and administrative expenses for the three months ended June 30, 2010 were $31.9 million, or 33.6% of total net revenue, an increase of $4.4 million, or 16.3%, from general and administrative expenses of $27.5 million, or 32.6% of total net revenue, for the three months ended June 30, 2009.
     The increase was primarily attributable to a net $4.7 million increase in compensation expense comprised of a $6.0 million increase in salary-related compensation expense related to new and existing employees offset by a $1.3 million reduction in performance-based incentive compensation expense; a $1.9 million increase in acquisition-related professional fees; and an $0.8 million increase in other operating infrastructure expense. The increase was partially offset by a $1.3 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); a $1.2 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior period; and a $0.5 million decrease in legal expenses compared to the prior period.
     Depreciation. Depreciation expense for the three months ended June 30, 2010 was $4.5 million, or 4.8% of total net revenue, an increase of $1.6 million, or 52.1%, from depreciation of $3.0 million, or 3.5% of total net revenue, for the three months ended June 30, 2009. The increase was primarily attributable to depreciation resulting from purchases of property and equipment and to a lesser extent increases to capitalized software development subsequent to June 30, 2009.
     Amortization of intangibles. Amortization of intangibles for the three months ended June 30, 2010 was $6.0 million, or 6.3% of total net revenue, a decrease of $1.0 million, or 13.9%, from amortization of intangibles of $7.0 million, or 8.3% of total net revenue, for the three months ended June 30, 2009. The decrease was primarily attributable to the amortization of certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.
Segment Operating Expenses
     Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the three months ended June 30, 2010 were $50.4 million, or 52.9% of total net revenue, an increase of $3.7 million, or 8.0%, from $46.6 million, or 55.4% of total net revenue, for the three months ended June 30, 2009.
     Revenue Cycle Management operating expenses increased as a result of a $3.4 million increase in cost of revenue in connection with direct labor costs associated with revenue growth; a net $3.1 million increase in compensation expense that is comprised of a $5.2 million increase in salary-related compensation expense to new and existing employees, primarily operational service-based employees, offset by a $2.1 million reduction in performance-based incentive compensation expense; and a $1.2 million increase in depreciation expense. The increase was partially offset by a $1.3 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year; a $0.9 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); a $0.7 million decrease in amortization of intangibles; a $0.6 million decrease in legal expenses due to lower activity than in the prior period; a $0.3 million decrease in telecommunications expense; and a $0.2 million decrease in our operating infrastructure expense.
     As a percentage of Revenue Cycle Management segment net revenue, segment expenses decreased to 88.0% from 91.8% for the three months ended June 30, 2010 and 2009, respectively, for the reasons described above.
     Spend Management expenses. Spend Management operating expenses for the three months ended June 30, 2010 were $25.0 million, or 26.3% of total net revenue, an increase of $3.3 million, or 15.0%, from $21.7 million, or 25.8% of total net revenue for the three months ended June 30, 2009. The increase in Spend Management expenses was primarily attributable to a $1.8 million increase in cost of revenues associated with new customers and the revenue mix shift in the segment towards supply chain consulting services, as previously described; a $1.2 million increase in compensation expense related to new and existing employees; a $0.4 million increase in other operating infrastructure expense; and a $0.2 million increase in expenses associated with our annual customer and vendor meeting held during the period. The increase was partially offset by a $0.3 million decrease in the amortization of intangibles as certain of these assets reached the end of their useful life.
     As a percentage of Spend Management segment net revenue, segment expenses remained consistent increasing to 65.9% from 65.0% for the three months ended June 30, 2010 and 2009, respectively.
     Corporate expenses. Corporate expenses for the three months ended June 30, 2010 were $10.8 million, an increase of $3.2 million, or 42.2%, from $7.6 million for the three months ended June 30, 2009, or 11.3% and 9.0% of total net revenue, respectively. The increase in corporate expenses was primarily attributable to $1.9 million in acquisition-related expenses; a net $0.5 million increase in compensation expense that is comprised of a $0.9 million increase in salary-related compensation expense related to new and existing employees offset by a $0.4 million reduction in performance-based incentive compensation expense; a $0.5 million increase in telecommunications expense; a $0.4 million increase in depreciation expense; and a $0.4 million increase in other operating infrastructure expense. The increase was partially offset by a $0.5 million decrease in share-based compensation expense (for the reason described within “Product development expenses”).
     We expect to incur additional costs related to certain due diligence and acquisition-related activities in future periods.
Non-operating Expenses
     Interest expense. Interest expense for the three months ended June 30, 2010 was $3.8 million, a decrease of $1.0 million, or 20.1%, from interest expense of $4.8 million for the three months ended June 30, 2009. As of June 30, 2010, we had total indebtedness of $184.1 million compared to $241.4 million as of June 30, 2009. The decrease in interest expense is primarily attributable to the decrease in our indebtedness compared to the prior period. Our interest expense may vary for the remainder of 2010 as a result of fluctuations in interest rates.
     Other income. Other income for the three months ended June 30, 2010 was $0.1 million, comprised principally of rental income. Other expense for the three months ended June 30, 2009 was approximately $0.1 million principally comprised of foreign exchange transaction losses.
     Income tax expense. Income tax expense for the three months ended June 30, 2010 was $2.1 million, an increase of $0.8 million from an income tax expense of $1.3 million for the three months ended June 30, 2009. The increase was primarily attributable to higher income before taxes in the three months ended June 30, 2010 as compared to the prior period. The income tax expense recorded during the three months ended June 30, 2010 and 2009 reflected an effective tax rate of 38.5% and 37.7%, respectively. The increase in our estimated annual effective tax rate was primarily attributable to the expiration of the credit for research and development expenditures. Although legislation extending this credit has been proposed, Congress has not yet reenacted this tax provision. If the legislation extending this credit is passed during the year ending December 31, 2010, retrospectively, our estimated annual effective tax rate will be impacted favorably.
Comparison of the Six Months Ended June 30, 2010 and June 30, 2009

	Six Months Ended June 30,
	2010		2009		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$115,890	61.5%	$97,790	59.9%	$18,100	18.5%
Spend Management
Gross administrative fees(1)	85,902	45.6	80,276	49.2	5,626	7.0
Revenue share obligation(1)	(29,348)	(15.6)	(27,412)	(16.8)	(1,936)	7.1
Other service fees	16,089	8.5	12,539	7.7	3,550	28.3

Total Spend Management	72,643	38.5	65,403	40.1	7,240	11.1

Total net revenue	$188,533	100.0%	$163,193	100.0%	$25,340	15.5%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     Total net revenue. Total net revenue for the six months ended June 30, 2010 was $188.5 million, an increase of $25.3 million, or 15.5%, from total net revenue of $163.2 million for the six months ended June 30, 2009. The increase in total net revenue was comprised of an $18.1 million increase in Revenue Cycle Management revenue and an increase of $7.2 million in Spend Management revenue.
     Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the six months ended June 30, 2010 was $115.9 million, an increase of $18.1 million, or 18.5%, from net revenue of $97.8 million for the six months ended June 30, 2009. The increase was primarily attributable to a $14.4 million increase in revenue from our comprehensive revenue cycle service engagements including certain performance fees earned and a $5.9 million increase in revenue from our revenue cycle technology tools. The increase was partially offset by a $2.2 million decrease in revenue relating to our decision support business primarily due to a scheduled and planned step down in license fees from a large business intelligence customer.

     Spend Management net revenue. Spend Management net revenue for the six months ended June 30, 2010 was $72.6 million, an increase of $7.2 million, or 11.1%, from net revenue of $65.4 million for the six months ended June 30, 2009. The increase was primarily the result of a $5.6 million, or 7.0% increase, in non-GAAP gross administrative fees and a $3.5 million, or 28.3% increase, in other service fees. This was partially offset by a $1.9 million increase in revenue share obligation, as discussed further below:
•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $5.6 million, or 7.0%, as compared to the prior period, and was attributable to both increased customer purchasing volumes in certain supply categories as well as an increase in the average administrative fee percentage realized from our manufacturer and distributor contracts. This net increase in non-GAAP gross administrative fee revenue was comprised of $6.1 million, or a 7.6% increase, in non-GAAP gross administrative fee revenue not associated with performance targets. This increase was partially offset by an approximate $0.5 million increase from the prior period in the deferral of contingent revenue, which will be recognized upon acceptance from certain customers that respective performance targets are achieved. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and customer acknowledgement of achieved performance targets varies and may not result in discernible trends.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $1.9 million, or 7.1%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees (or the “revenue share ratio”). Our revenue share ratio was 34.2% and 34.1% for the six months ended June 30, 2010 and 2009, respectively. Excluding the impact of contingent revenue mentioned above and the related revenue share obligation, our revenue share ratio was 32.5% and 32.9% for the six months ended June 30, 2010 and 2009, respectively. We have not had any significant changes in our customer revenue mix during the year that would result in a material impact on our revenue share ratio. We may experience fluctuations in our revenue share ratio because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

•	Other service fees. The $3.5 million, or 28.3%, increase in other service fees primarily related to higher revenues from medical device consulting and strategic sourcing services. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers. In addition, we recorded $3.4 million in revenue associated with our annual customer and vendor meeting for the six months ended June 30, 2010 compared to $3.0 million for the six months ended June 30, 2009.
Total Operating Expenses

	Six Months Ended June 30,
	2010		2009		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$44,479	23.6%	$34,358	21.1%	$10,121	29.5%
Product development expenses	10,193	5.4	11,268	6.9	(1,075)	(9.5)
Selling and marketing expenses	26,677	14.1	26,491	16.2	186	0.7
General and administrative expenses	64,098	34.0	54,932	33.7	9,166	16.7
Depreciation	8,833	4.7	5,895	3.6	2,938	49.8
Amortization of intangibles	12,110	6.4	14,011	8.6	(1,901)	(13.6)

Total operating expenses	166,390	88.3	146,955	90.0	19,435	13.2
Operating expenses by segment:
Revenue Cycle Management	101,938	54.1	92,138	56.5	9,800	10.6
Spend Management	44,595	23.7	39,943	24.5	4,652	11.6

Total segment operating expenses	146,533	77.7	132,081	80.9	14,452	10.9
Corporate expenses	19,857	10.5	14,874	9.1	4,983	33.5

Total operating expenses	$166,390	88.3%	$146,955	90.0%	$19,435	13.2%
     Cost of revenue. Cost of revenue for the six months ended June 30, 2010 was $44.5 million, or 23.6% of total net revenue, an increase of $10.1 million, or 29.5%, from cost of revenue of $34.4 million, or 21.1% of total net revenue, for the six months ended June 30, 2009.

     The increase was primarily attributable to: (i) the continuing change in our revenue mix toward the Revenue Cycle Management segment, which provided a higher percentage of consolidated net revenue compared to the prior year increasing from 59.9% to 61.5%; and (ii) an increase in service-related engagements in both our Revenue Cycle Management and Spend Management segments, which provides for a higher cost of revenue given these activities are more labor intensive. In addition, our Spend Management segment incurs direct costs relating to certain new and existing arrangements whereby the related revenue associated with these arrangements is deferred until certain financial performance targets are achieved. The related revenue will be recorded once the performance targets are achieved and accepted by our customers.
     We may experience higher cost of revenue if: (i) the revenue mix continues to shift towards Revenue Cycle Management segment products and services and more specifically if the revenue mix within the Revenue Cycle Management segment shifts towards more service-related engagements; and (ii) we experience continued growth in our consulting services within the Spend Management segment.
     Product development expenses. Product development expenses for the six months ended June 30, 2010 were $10.2 million, or 5.4% of total net revenue, a decrease of $1.1 million, or 9.5%, from product development expenses of $11.3 million, or 6.9% of total net revenue, for the six months ended June 30, 2009.
     The decrease during the six months ended June 30, 2010 was primarily attributable to a $0.6 million decrease in compensation expense to new and existing employees and a $0.3 million decrease in share-based compensation expense resulted from the use of the accelerated method of expense attribution used for our service-based equity awards that are subject to graded vesting, which comprises a majority of our total equity awards. This method results in a continual decrease in annual share-based compensation expense over the requisite service period of each grant. We expect the utilization of this expense attribution method for our service-based equity awards to impact share-based compensation in future periods. The remaining $0.2 million decrease was attributable to lower expenses in our operating infrastructure compared to the prior period.
     Our product development capitalization rate for the six months ended June 30, 2010 and 2009, was 43.1% and 38.6%, respectively.
     We plan to continue to focus on development efforts designed to integrate, enhance and standardize our products. We also plan to continue to develop a number of new Revenue Cycle Management products and services and enhance our existing products in both segments. We expect to maintain or increase our product development spending for the rest of 2010.
     Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2010 were $26.7 million, or 14.1% of total net revenue, an increase of $0.2 million, or 0.7%, from selling and marketing expenses of $26.5 million, or 16.2% of total net revenue, for the six months ended June 30, 2009. The increase was primarily attributable to a $0.4 million increase in compensation expense to new and existing employees and a $0.4 million increase in expenses associated with our annual customer and vendor meeting held during the period. Total expenses related to our customer and vendor meeting amounted to $4.8 million and $4.4 million for the six months ended June 30, 2010 and 2009, respectively. The increase was partially offset by a $0.4 million decrease in advertising expenses and a $0.2 million decrease in share-based compensation expense (for the reason described within “Product and development expenses”).
     General and administrative expenses. General and administrative expenses for the six months ended June 30, 2010 were $64.1 million, or 34.0% of total net revenue, an increase of $9.2 million, or 16.7%, from general and administrative expenses of $54.9 million, or 33.7% of total net revenue, for the six months ended June 30, 2009.
     The increase was primarily attributable to a net $11.5 million increase in compensation expense that is comprised of a $12.4 million increase in salary-related compensation expense to new and existing employees offset by a $0.9 million reduction in performance-based incentive compensation; $1.9 million in acquisition-related professional fees; a $0.6 million increase in charitable contributions; and a $0.6 million increase in other operating infrastructure expense. The increase was partially offset by a $2.3 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year; a $1.7 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); and a $1.4 million decrease in legal expenses due to lower activity than in the prior year.
     Depreciation. Depreciation expense for the six months ended June 30, 2010 was $8.8 million, or 4.7% of total net revenue, an increase of $2.9 million, or 49.8%, from depreciation of $5.9 million, or 3.6% of total net revenue, for the six months ended June 30, 2009. The increase was primarily attributable to depreciation resulting from purchases of property and equipment and to a lesser extent increases to capitalized software development subsequent to June 30, 2009.
     Amortization of intangibles. Amortization of intangibles for the six months ended June 30, 2010 was $12.1 million, or 6.4% of total net revenue, a decrease of $1.9 million, or 13.6%, from amortization of intangibles of $14.0 million, or 8.6% of total net revenue, for the six months ended June 30, 2009. The decrease was primarily attributable to the amortization of certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses
     Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the six months ended June 30, 2010 were $101.9 million, or 54.1% of total net revenue, an increase of $9.8 million, or 10.6%, from $92.1 million, or 56.5% of total net revenue, for the six months ended June 30, 2009.
     Revenue Cycle Management operating expenses increased as a result of a net $8.9 million increase in compensation expense that is comprised of a $10.7 million increase in salary-related compensation expense to new and existing employees, primarily operational service-based employees. This was offset by a $1.8 million reduction in performance-based incentive compensation expense; a $7.2 million increase in cost of revenue in connection with direct labor costs associated with revenue growth; and a $2.2 million increase in depreciation expense. The increase was partially offset by a $2.5 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year; a $1.6 million decrease in legal expenses due to lower activity than in the prior year; a $1.6 million decrease in share-based compensation expense (for the reason described within “Product and development expenses”); a $1.3 million decrease in amortization of intangibles; a $0.8 million decrease in our operating infrastructure expense; a $0.4 million decrease in rent expense; and a $0.3 million decrease in advertising expenses.
     As a percentage of Revenue Cycle Management segment net revenue, segment expenses decreased to 88.0% from 94.2% for the six months ended June 30, 2010 and 2009, respectively, for the reasons described above.
     Spend Management expenses. Spend Management operating expenses for the six months ended June 30, 2010 were $44.6 million, or 23.7% of total net revenue, an increase of $4.7 million, or 11.6%, from $39.9 million, or 24.5% of total net revenue, for the six months ended June 30, 2009. The increase in Spend Management expenses was primarily attributable to a $3.3 million increase in cost of revenues associated with new customers and the revenue mix shift in the segment towards supply chain consulting services; a $1.3 million increase in compensation expense related to new and existing employees; and a $0.7 million increase in other operating infrastructure expense. The increase was partially offset by a $0.6 million decrease in the amortization of intangibles as certain of these assets reached the end of their useful life.
     As a percentage of Spend Management segment net revenue, segment expenses remained consistent increasing to 61.4% from 61.1% for the six months ended June 30, 2010 and 2009, respectively.
     Corporate expenses. Corporate expenses for the six months ended June 30, 2010 were $19.9 million, an increase of $5.0 million, or 33.5%, from $14.9 million for the six months ended June 30, 2009, or 10.5% and 9.1% of total net revenue, respectively. The increase in corporate expenses was primarily attributable to $1.9 million in acquisition-related expenses; a $1.1 million increase in other operating infrastructure expense; a net $1.0 million increase in compensation expense that is comprised of a $1.4 million increase in salary-related compensation expense related to new and existing employees offset by a $0.4 million reduction in performance-based incentive compensation expense; a $0.7 million increase in depreciation expense; a $0.4 million increase in charitable contributions; and a $0.4 million increase in professional fees. The increase was partially offset by a $0.5 million decrease in share-based compensation expense (for the reason described within “Product development expenses”).
     We expect to incur additional costs related to certain due diligence and acquisition-related activities in future periods.
Non-operating Expenses
     Interest expense. Interest expense for the six months ended June 30, 2010 was $7.7 million, a decrease of $2.1 million, or 20.7%, from interest expense of $9.8 million for the six months ended June 30, 2009. As of June 30, 2010, we had total indebtedness of $184.1 million compared to $241.4 million as of June 30, 2009. The decrease in interest expense is primarily attributable to the decrease in our indebtedness compared to the prior period. Our interest expense may vary for the remainder of 2010 as a result of fluctuations in interest rates.
     Other income. Other income for the six months ended June 30, 2010 was $0.2 million, comprised principally of rental income. Other income for the six months ended June 30, 2009 was $0.2 million, comprised principally of rental income slightly offset by foreign exchange transaction losses.
     Income tax expense. Income tax expense for the six months ended June 30, 2010 was $5.8 million, an increase of $3.2 million from an income tax expense of $2.6 million for the six months ended June 30, 2009. The increase was primarily attributable to higher income before taxes in the six months ended June 30, 2010 as compared to the prior period. The income tax expense recorded during the six months ended June 30, 2010 and 2009 reflected an effective tax rate of 39.7% and 38.8%, respectively. The increase in our estimated annual effective tax rate was primarily attributable to the expiration of the credit for research and development expenditures. Although legislation has been proposed, Congress has not yet reenacted this tax provision. If the legislation extending this credit is passed during the year ending December 31, 2010, retrospectively, our estimated annual effective tax rate will be impacted favorably.

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
     Our bad debt expense to total net revenue ratio for the three months ended June 30, 2010 and 2009 was 0.03% and 1.47% (or 0.05% and 2.11% of other service fee revenue), respectively. Our bad debt expense to total net revenue ratio for the six months ended June 30, 2010 and 2009 was 0.23% and 1.55% (or 0.33% and 2.29% of other service fee revenue), respectively. The decrease in the three and six months ended June 30, 2010 was attributable to the decline in uncollectible accounts and bankruptcies that occurred during the prior period and due to improved internal processes to manage our accounts receivable exposure with respect to customers in our Revenue Cycle Management segment. However, as our revenue mix continues to shift more towards our Revenue Cycle Management segment, we may experience a higher bad debt expense to total revenue ratio percentage based on our current collections experience with our hospital customers.
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
     We believe we currently have adequate cash flow from operations, capital resources and liquidity to meet our cash flow requirements including the following near term obligations (next 12 months): (i) our working capital needs; (ii) our debt service obligations; (iii) planned capital expenditures for the remainder of the year; (iv) our revenue share obligation and rebate payments; and (v) estimated federal and state income tax payments.
     Historically, we have utilized federal net operating loss carryforwards (“NOLs”) for both regular and Alternative Minimum Tax payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. However, given the limited remaining balance of our NOLs, we have become a full cash taxpayer in 2010.
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
     During the three months ended June 30, 2010, we made an $18.5 million voluntary repayment on our term loan.

     As of June 30, 2010, we had zero dollars drawn on our revolving credit facility resulting in $124.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). Based on our analysis as of June 30, 2010, we are in compliance with all applicable covenant requirements of our credit agreement. We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:
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
Discussion of Cash Flow
     Cash and cash equivalents at June 30, 2010 were zero representing a $5.5 million decrease from December 31, 2009.
Operating Activities.
     The following table summarizes the cash provided by operating activities for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)
Net income	$8.8	$4.1	$4.7	114.6%
Non-cash items	27.6	31.7	(4.1)	(12.9)
Net changes in working capital	(0.6)	(12.8)	12.2	(95.3)

Net cash provided by operations	$35.8	$23.0	$12.8	55.7%
     Net income represents the profitability attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets and non-cash interest expense. Refer to our Condensed Consolidated Statement of Cash Flows for detailed fluctuations of these non-cash items. The total for these non-cash expenses was $27.6 million and $31.7 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in non-cash expenses for the six months ended June 30, 2010 compared to June 30, 2009 was primarily attributable to: (i) lower share-based compensation; (ii) a decrease in bad debt expense; and (iii) a decrease in amortization of intangibles.
     Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the six months ended June 30, 2010, the working capital changes resulting in a reduction to cash flow from operations of $0.6 million primarily consisted of the following:
Reduction of cash flow
•	an increase in accounts receivable of $3.7 million primarily related to the timing of invoicing and cash collections and our revenue growth;

•	an increase in prepaid expenses and other assets of $4.2 million primarily related to income tax assets due to the annualization of book tax timing differences; and

•	an $0.8 million decrease in accrued payroll and benefits due to payroll cycle timing.
     The working capital changes resulting in reductions to the 2010 operating cash flow discussed above were partially offset by the following increases to cash flow:
Increase to cash flow
•	a $3.6 million increase in deferred revenue for cash receipts not yet recognized as revenue;

•	a $2.6 million working capital increase in trade accounts payable due to the timing of various payment obligations; and

•	a $2.5 million increase in other accrued expenses which primarily consisted of $1.4 million in acquisition-related fees and the timing of various payment obligations.
     For the six months ended June 30, 2009, working capital changes resulting in a reduction to cash flow from operations of $12.8 million primarily consisted of the following:
Reduction of cash flow
•	an increase in accounts receivable of $3.9 million related to the timing of invoicing and cash collections and our revenue growth;

•	an increase in other long-term assets of $1.9 million related to the timing of cash payments for our deferred sales expenses;

•	an increase in prepaid expenses and other assets of $1.2 million primarily related to sales incentive compensation payments;

•	a decrease in accrued payroll and benefits of $6.5 million due to payroll cycle timing; and

•	a $2.7 million decrease in other accrued expenses due to the timing of various payment obligations.
     The working capital changes resulting in reductions to the 2009 operating cash flow discussed above were partially offset by the following increases to cash flow:
Increase to cash flow
•	a $2.0 million working capital increase in trade accounts payable due to the timing of various payment obligations; and

•	an increase in accrued revenue share obligation and rebates of $0.9 million due to the timing of cash payments and customer purchasing volume at our GPO.
Investing Activities.
     Investing activities used $18.9 million of cash for the six months ended June 30, 2010 which included: $8.0 million of capital expenditures that were primarily related to the growth in our RCM segment; $7.7 million for investment in software development; and $3.2 million relating to an acquisition we completed during the period (refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements).
     Investing activities used $31.5 million of cash for the six months ended June 30, 2009 which included: a $19.8 million deferred purchase consideration payment (inclusive of $1.5 million of imputed interest) made in June 2009 as part of the Accuro Acquisition; $7.1 million for investment in software development; and $6.2 million of capital expenditures that were primarily related to the infrastructure growth in our RCM segment.
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

Financing Activities.
     Financing activities used $22.4 million of cash for the six months ended June 30, 2010. We received $5.9 million from the issuance of common stock related to equity award exercises and $3.1 million from the excess tax benefit associated with those exercises. This was offset by payments made on our credit facility of $31.0 million (comprised of a voluntary prepayment on our term loan of $18.5 million, our 2009 excess cash flow payment of $11.3 million and $1.2 million in mandatory quarterly principal payments) in addition to payments of $0.3 million that were made on our finance obligation. Our credit agreement requires an annual payment of excess cash flow which we expect to pay in the first quarter of 2011 provided our consolidated leverage ratio is more than 1.5 to 1.0.
     Financing activities used $3.2 million of cash for the six months ended June 30, 2009. We borrowed $60.9 million on our credit facility during the period. We also received $4.5 million from the issuance of common stock and $3.3 million from the excess tax benefit from the exercise of stock options. These were offset by payments made on our credit facility of $65.2 million and $0.3 million that were made on our finance obligation.
Off-Balance Sheet Arrangements and Commitments
     We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building located in Cape Girardeau, Missouri under a finance obligation. We do not believe that this letter of credit will be drawn.
     We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of June 30, 2010 for each respective year (in thousands):

	Amount
	(Unaudited)
2010	$4,833	(1)
2011	7,906
2012	7,980
2013	7,671
2014	6,911
Thereafter	20,179

Total future minimum rental payments	$55,480

(1)	Represents remaining rental payments due during the fiscal year ending December 31, 2010.
     Other than the lease commitments above, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Use of Non-GAAP Financial Measures
     In order to provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management and the Board in financial and operational decision-making, we supplement our Condensed Consolidated Financial Statements presented on a GAAP basis in this Quarterly Report on Form 10-Q with the following non-GAAP financial measures: gross fees, gross administrative fees, revenue share obligation, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin and cash diluted earnings per share.
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
     EBITDA, Adjusted EBITDA and Adjusted EBITDA margin. We define: (i) EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) Adjusted EBITDA, as net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization and other non-recurring, non-cash or non-operating items; and (iii) Adjusted EBITDA margin, as Adjusted EBITDA as a percentage of net revenue. We use EBITDA, Adjusted EBITDA and Adjusted EBITDA margin to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the Board and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure (primarily interest charges and amortization of debt issuance costs), asset base (primarily depreciation and amortization) and items outside the control of the management team (taxes), as well as other non-cash (purchase accounting adjustments, and imputed rental income) and non-recurring items, from our operational results. Adjusted EBITDA also removes the impact of non-cash share-based compensation expense and certain acquisition-related charges.
     Our Board and management also use these measures as (i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and (ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees generally.
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
     The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited, in thousands)
Net income	$3,294	$2,175	$8,814	$4,080
Depreciation	4,540	2,985	8,833	5,895
Depreciation (included in cost of revenue)	719	617	1,441	1,220
Amortization of intangibles, acquisition related	6,026	7,000	12,110	14,011
Amortization of intangibles, acquisition related (included in cost of revenue)	185	185	370	370
Interest expense, net of interest income(1)	3,772	4,758	7,685	9,739
Income tax expense	2,059	1,314	5,792	2,583

EBITDA	20,595	19,034	45,045	37,898
Share-based compensation(2)	3,039	4,574	6,511	8,960
Rental income from capitalizing building lease(3)	(109)	(109)	(219)	(219)
Purchase accounting adjustment(4)	—	15	—	204
Acquisition-related charges(5)	1,869	—	1,869	—

Adjusted EBITDA	$25,394	$23,514	$53,206	$46,843

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements filed in our annual report on Form 10-K for the year ended December 31, 2009 for further discussion of this rental income.

(4)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the acquisition date for Accuro. The reduction of the deferred revenue balance materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations. In 2010, these adjustments will no longer be reconciling items related to acquired deferred revenue balances because the amounts were fully amortized in 2009. We may have this adjustment in future periods if we have any new acquisitions.

(5)	These charges reflect the due diligence and acquisition-related expenses pertaining to merger and acquisition activities. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

Diluted Cash Earnings Per Share.
     The Company defines diluted cash EPS as diluted earnings per share excluding non-cash acquisition-related intangible amortization, non-recurring expense items on a tax-adjusted basis, non-cash tax-adjusted shared-based compensation expense and certain tax-adjusted acquisition-related charges. Diluted cash EPS is not a measure of liquidity under GAAP, or otherwise, and is not an alternative to cash flow from continuing operating activities. Diluted cash EPS growth is used by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s Long-Term Performance Incentive Plan will vest. Use of this measure for this purpose allows management and the Board to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and by rewarding organic growth and accretive business transactions. As a significant portion of senior management’s incentive based compensation is based on the achievement of certain diluted cash EPS growth over time, investors may find such information useful; however, as a non-GAAP financial measure, diluted cash EPS is not the sole measure of the Company’s financial performance and may not be the best measure for investors to gauge such performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per share data	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
EPS — diluted	$0.06	$0.04	$0.15	$0.07
Pre-tax non-cash, aquisition-related intangible amortization	0.10	0.13	0.21	0.25
Pre-tax non-cash, share-based compensation(1)	0.05	0.08	0.11	0.16
Pre-tax acquisition-related charges(2)	0.03	—	0.03	—

Tax effect on pre-tax adjustments(3)	(0.07)	(0.08)	(0.14)	(0.16)

Non-GAAP cash EPS - diluted	$0.17	$0.17	$0.36	$0.32

Weighted average shares — diluted (in 000s)	59,456	56,968	59,148	56,699

(1)	Represents the per share impact, on a tax-adjusted basis of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the per share impact, on a tax-adjusted basis of due diligence and acquisition-related expenses. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	This amount reflects the tax impact to the adjustments used to derive Non-GAAP diluted cash EPS. The Company uses its effective tax rate for each respective period to tax effect the adjustments. The effective tax rate for the three months ended June 30, 2010 and 2009 was 38.5% and 37.7%, respectively. The effective tax rate for the six months ended June 30, 2010 and 2009 was 39.7% and 38.8%, respectively.
New Pronouncements
Revenue Recognition
     In October 2009, the FASB issued an accounting standards update for multiple-deliverable revenue arrangements. The update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method of determining stand-alone value affects the timing or amount of revenue recognition. The accounting standards update is applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We are currently assessing the impact of the adoption of this update on our Condensed Consolidated Financial Statements.

     In October 2009, the FASB issued an accounting standards update relating to certain revenue arrangements that include software elements. The update will change the accounting model for revenue arrangements that include both tangible products and software elements. Among other things, tangible products containing software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. In addition, the update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes tangible products and software. The accounting standards update is applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. The adoption of this update is not expected to have a material impact on our Condensed Consolidated Financial Statements.
     In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance is applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance will impact our arrangements with one-time or nonrecurring performance fees that are contingent upon achieving certain results. Historically, we have recognized those types of performance fees in the period the respective performance target has been met. Upon adoption of this guidance on January 1, 2011, these performance fees will be recognized ratably over the contract term. We are continuing to assess the impact of the adoption of this update on our Condensed Consolidated Financial Statements.
Subsequent Events
     In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign currency exchange risk. Certain of our contracts are denominated in Canadian dollars. As our Canadian sales have not historically been significant to our operations, we do not believe that changes in the Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. On August 2, 2007, we entered into a series of forward contracts to fix the Canadian dollar-to-U.S. dollar exchange rates on a Canadian customer contract, as discussed in Note 11 to our Condensed Consolidated Financial Statements herein, which expired on April 30, 2010. We have one other Canadian dollar contract that we have not elected to hedge. We currently do not transact any other business in any currency other than the U.S. dollar. As we continue to grow our operations, we may increase the amount of our sales to foreign customers. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether any forward currency hedge instrument would be warranted.
     Interest rate risk. We had outstanding borrowings on our term loan and revolving credit facility of $184.1 million as of June 30, 2010. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin.
     On May 21, 2009, we entered into a LIBOR interest rate swap with a notional amount of $138.3 million beginning June 30, 2010, which effectively converts a portion of our variable rate term loan credit facility to a fixed rate debt. The notional amount subject to the swap has pre-set quarterly step downs corresponding to our anticipated principal reduction schedule.
     The interest rate swap converts the three-month LIBOR rate on the corresponding notional amount of debt to an effective fixed rate of 1.99% (exclusive of the applicable bank margin charged by our lender). The interest rate swap terminates on March 31, 2012 and qualifies as a highly effective cash flow hedge under GAAP for derivatives and hedging.
     As such, the fair value of the derivative will be recorded on our Consolidated Balance Sheet. The interest rate swap matures on March 31, 2012. As of June 30, 2010, the interest rate swap had a negative market value of $1.7 million ($1.1 million net of tax). The liability is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010. The unrealized loss is recorded in other comprehensive loss, net of tax, in the Condensed Consolidated Statement of Stockholders’ Equity.
     We considered the credit worthiness of the counterparty of the hedged instrument. We believe the swap is probable of occurring given the size, international presence and track record of the counterparty to perform under the obligations of the contract and that the counterparty is not at risk of default that would change the highly effective status of the hedged instrument.

     On June 24, 2008 (effective June 30, 2008), we entered into an interest rate collar to hedge our interest rate exposure on a notional $155.0 million of our outstanding term loan credit facility ($184.1 million as of June 30, 2010). The collar set a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the three-month LIBOR applicable to a notional $155.0 million of term loan debt. This collar effectively limited our LIBOR interest exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar did not hedge the applicable margin payable to our lenders on our indebtedness. Settlement payments were made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding.
     The collar expired on June 30, 2010.
     A hypothetical 100 basis point increase or decrease in LIBOR, which would represent potential interest rate change exposure on our outstanding unhedged portion of our term loan and revolving credit facility, would have resulted in an insignificant change to our interest expense for the three and six months ended June 30, 2010, respectively.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting for the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Following the settlement of the Med-Data dispute noted below, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.
     In August 2007, Jacqueline Hodges, the former owner of Med-Data disputed our earn-out calculation made under the Med-Data Asset Purchase Agreement and alleged that we failed to fulfill our obligations with respect to the earn-out. In November 2007, Ms. Hodges filed a complaint in the Federal District Court for the Northern District of Georgia, alleging that we failed to act in good faith with respect to the operation of Med-Data subsequent to the acquisition which affected the earn-out calculation. On March 21, 2008, we filed an answer denying the plaintiffs’ allegations and also filed a counterclaim alleging that the plaintiffs fraudulently induced us to enter into the purchase agreement by intentionally concealing the status of their relationship with their largest customer.
     On March 31, 2010, the Court entered summary judgment in favor of the Company and dismissed Ms. Hodges’ claims. Ms. Hodges filed a motion for summary judgment as well to dismiss the Company’s counterclaim, but the Court denied this motion. The Company and Ms. Hodges have reached a settlement, and all claims and counterclaims have been dismissed with prejudice.
Item 1A. Risk Factors
     There have been no material changes in the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the six months ended June 30, 2010, we issued approximately 49,000 unregistered shares of our common stock in connection with stock option exercises related to stock options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.1 million in consideration in connection with these stock option exercises.
     These issuances of our common stock were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act, or Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving any public offering.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. [Removed and Reserved]
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibit
No.	Description of Exhibit
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ JOHN A. BARDIS Name: John A. Bardis		August 6, 2010

/s/ L. NEIL HUNN Name: L. Neil Hunn	Chief Financial Officer (Principal Financial Officer)	August 6, 2010

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith