Form 10-Q
period 2010-09-30
MEDASSETS INC
filed 2010-10-28
CIK 1254419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of October 27, 2010, the registrant had 58,055,037 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedAssets, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current
Cash and cash equivalents	$8	$5,498
Accounts receivable, net of allowances of $3,720 and $4,189 as of September 30, 2010 and December 31, 2009, respectively	75,692	67,617
Deferred tax asset, current	19,846	14,423
Prepaid expenses and other current assets	14,599	8,442

Total current assets	110,145	95,980
Property and equipment, net	61,318	54,960
Other long term assets
Goodwill	512,485	511,861
Intangible assets, net	79,529	95,589
Other	18,857	20,154

Other long term assets	610,871	627,604

Total assets	$782,334	$778,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,325	$8,680
Accrued revenue share obligation and rebates	25,153	31,948
Accrued payroll and benefits	6,867	12,874
Other accrued expenses	11,409	7,410
Deferred revenue, current portion	30,514	24,498
Current portion of notes payable	2,499	13,771
Current portion of finance obligation	177	163

Total current liabilities	83,944	99,344
Notes payable, less current portion	171,016	201,390
Finance obligation, less current portion	9,557	9,694
Deferred revenue, less current portion	9,057	7,380
Deferred tax liability	28,037	19,239
Other long term liabilities	2,668	4,125

Total liabilities	304,279	341,172

Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 57,964,000 and 56,715,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	580	567
Additional paid-in capital	662,133	639,315
Accumulated other comprehensive loss	(1,028)	(1,605)
Accumulated deficit	(183,630)	(200,905)

Total stockholders’ equity	478,055	437,372

Total liabilities and stockholders’ equity	$782,334	$778,544

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$27,883	$25,631	$84,437	$78,495
Other service fees	67,969	56,762	199,948	167,091

Total net revenue	95,852	82,393	284,385	245,586

Operating expenses:
Cost of revenue (inclusive of certain depreciation and amortization expense)	22,697	21,472	67,176	55,830
Product development expenses	4,666	4,156	14,859	15,424
Selling and marketing expenses	8,671	10,038	35,348	36,529
General and administrative expenses	29,196	23,039	91,425	77,971
Acquisition-related expenses (note 3)	2,482	—	4,351	—
Depreciation	5,235	3,125	14,068	9,020
Amortization of intangibles	5,596	7,018	17,706	21,029

Total operating expenses	78,543	68,848	244,933	215,803

Operating income	17,309	13,545	39,452	29,783
Other income (expense):
Interest (expense)	(3,247)	(4,259)	(10,986)	(14,015)
Other income	84	223	286	404

Income before income taxes	14,146	9,509	28,752	16,172
Income tax expense	5,685	3,613	11,477	6,196

Net income	$8,461	$5,896	$17,275	$9,976

Basic and diluted income per share:
Basic net income	$0.15	$0.11	$0.31	$0.18

Diluted net income	$0.14	$0.10	$0.29	$0.17

Weighted average shares — basic	56,717	54,792	56,238	54,589
Weighted average shares — diluted	59,786	57,855	59,340	57,223
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
Nine Months Ended September 30, 2010

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
	(In thousands)
Balances at December 31, 2009	56,715	$567	$639,315	$(1,605)	$(200,905)	$437,372

Issuance of common stock from equity award exercises	1,176	12	9,069	—	—	9,081
Issuance of common restricted stock (net of forfeitures)	73	1	(1)	—	—	—
Stock compensation expense	—	—	8,653	—	—	8,653
Excess tax benefit from equity award exercises	—	—	5,097	—	—	5,097
Other comprehensive income:
Unrealized gain from hedging activities (net of a tax of $349)	—	—	—	577	—	577
Net income	—	—	—	—	17,275	17,275

Comprehensive income	—	—	—	577	17,275	17,852

Balances at September 30, 2010	57,964	$580	$662,133	$(1,028)	$(183,630)	$478,055

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(In thousands)
Operating activities
Net income	$17,275	$9,976
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	643	3,823
Depreciation	16,236	10,858
Amortization of intangibles	18,216	21,585
Loss on sale of assets	91	147
Noncash stock compensation expense	8,653	12,911
Excess tax benefit from exercise of equity awards	(5,097)	(6,073)
Amortization of debt issuance costs	1,372	1,382
Noncash interest expense, net	399	1,049
Deferred income tax expense (benefit)	3,408	(36)
Changes in assets and liabilities:
Accounts receivable	(8,718)	(4,536)
Prepaid expenses and other assets	(6,159)	(1,480)
Other long-term assets	(1,189)	(3,580)
Accounts payable	3,743	5,110
Accrued revenue share obligations and rebates	(6,795)	(4,998)
Accrued payroll and benefits	(6,007)	(4,090)
Other accrued expenses	3,341	(2,773)
Deferred revenue	7,693	676

Cash provided by operating activities	47,105	39,951

Investing activities
Purchases of property, equipment and software	(9,577)	(9,233)
Capitalized software development costs	(11,897)	(12,268)
Acquisitions, net of cash acquired	(3,160)	(18,275)

Cash used in investing activities	(24,634)	(39,776)

Financing activities
Proceeds from notes payable	—	71,797
Repayment of notes payable	(41,646)	(86,638)
Repayment of finance obligations	(493)	(494)
Excess tax benefit from exercise of equity awards	5,097	6,073
Issuance of common stock	9,081	8,333

Cash used in financing activities	(27,961)	(929)

Net decrease in cash and cash equivalents	(5,490)	(754)
Cash and cash equivalents, beginning of period	5,498	5,429

Cash and cash equivalents, end of period	$8	$4,675

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
     The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2009, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2010.
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
Cash and Cash Equivalents
     All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. In addition, we may periodically make voluntary repayments on our term loan. Cash and cash equivalents were $8 and $5,498 as of September 30, 2010 and December 31, 2009, respectively, and our revolver and swing-line balances were zero during those reporting periods. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 5 for immediately available cash under our revolving credit facility.
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
     In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance is applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance will impact our arrangements with one-time or nonrecurring performance fees that are contingent upon achieving certain results. Historically, we have recognized these types of performance fees in the period the respective performance target has been met. Upon adoption of this guidance on January 1, 2011, these performance fees will be recognized proportionately over the contract term. We are continuing to assess the impact of the adoption of this update on our Condensed Consolidated Financial Statements.
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
3. ACQUISITION AND RESTRUCTURING ACTIVITIES
Stock Purchase Agreement
     On September 14, 2010, we entered into the previously announced Stock Purchase Agreement (the “Purchase Agreement”) with Broadlane Holdings, LLC, a Delaware limited liability company (“Broadlane LLC”), and Broadlane Intermediate Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Broadlane LLC (“Broadlane Holdings”, together with Broadlane LLC, “Broadlane”).
     The Purchase Agreement contemplates a purchase by us of all of the issued and outstanding shares of capital stock of Broadlane Holdings (the “Broadlane Acquisition”) from Broadlane LLC. Pursuant to the Purchase Agreement, we will pay an aggregate purchase price of approximately $850,000, of which $725,000 is payable in cash upon the closing of the Broadlane Acquisition and $125,000 is payable in cash on or before January 4, 2012, subject to adjustment and to certain limitations on such payment contemplated by the debt financing contemplated in connection with the Broadlane Acquisition.
     Each party’s obligation to consummate the Broadlane Acquisition is subject to various customary closing conditions, including, but not limited to, the absence of certain orders issued by courts or other governmental entities preventing the Broadlane Acquisition. Our obligation to consummate the Broadlane Acquisition is also subject to the absence of a Company Material Adverse Effect (as defined in the Purchase Agreement).
     The waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) was terminated on October 14, 2010.
     During the three and nine months ended September 30, 2010, we incurred $1,546 of fees attributable to professional advisors and other fees related to the Broadlane Acquisition. We expensed these costs as incurred in accordance with GAAP and they are included in the Acquisition-related expenses line item of our Condensed Consolidated Statement of Operations.
Business Combination

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
     During the year, our Spend Management segment acquired certain assets associated with oncology pharmaceutical products for $3,160. The acquired assets consist of certain customer relationships valued at $2,155 with a ten-year weighted-average useful life, a deferred tax asset of $381 and goodwill of $624.
Other Acquisition-Related Activities
     During the three and nine months ended September 30, 2010, we incurred $936 and $2,805, respectively, related to certain due diligence and acquisition-related activities associated with an unsuccessful acquisition attempt. We expensed these costs as incurred in accordance with GAAP and they are included in the Acquisition-related expenses line item on our Condensed Consolidated Statement of Operations.
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
     The remaining balance relating to the Accuro restructuring plan pertains to a lease termination penalty we incurred for which we made cash payments of approximately $991 for the nine months ended September 30, 2010. In addition, we also reduced our estimated lease termination liability by approximately $348 related to a sublease arrangement. We expect that $428 of the remaining lease termination penalty will be paid ratably from October 2010 through January 2011 and $1,046 will be paid in February 2011. The balance of the accrual was $1,474 as of September 30, 2010.
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
     The following table summarizes the deferred revenue categories and balances as of:

	September 30,	December 31,
	2010	2009
Software and implementation fees	$15,621	$14,080
Service fees	22,181	15,786
Administrative fees	1,395	924
Other fees	374	1,088

Deferred revenue, total	39,571	31,878
Less: Deferred revenue, current portion	(30,514)	(24,498)

Deferred revenue, non-current portion	$9,057	$7,380

     As of September 30, 2010 and December 31, 2009, deferred revenue included in our Condensed Consolidated Balance Sheets that was contingent upon meeting performance targets was $4,393 and $686, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed.
5. NOTES PAYABLE
     The balances of our notes payable are summarized as follows as of:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2010	2009
Notes payable — senior	$173,515	$215,161
Less: current portion	(2,499)	(13,771)

Total long-term notes payable	$171,016	$201,390

     The principal amount of our long-term notes payable consists of our senior term loan facility which had an outstanding balance of $173,515 as of September 30, 2010. We had zero dollars drawn on our revolving credit facility, and zero dollars drawn on our swing-line component, resulting in approximately $124,000 of availability under our credit facility inclusive of the swing-line as of September 30, 2010 and December 31, 2009 (after giving effect to $1,000 of outstanding but undrawn letters of credit on each date). During the nine months ended September 30, 2010, we made payments on our term loan balance which included a voluntary prepayment on our term loan of $28,500, an annual excess cash flow payment (based on 2009 results) to our lender in accordance with our credit facility of approximately $11,272 that was paid in March 2010 and scheduled principal payments on our senior term loan facility of $1,874. The applicable weighted-average interest rate (inclusive of the applicable bank margin and impact of our interest rate swap) on our senior term loan facility at September 30, 2010 was 5.4%. Total interest paid during the nine months ended September 30, 2010 and 2009 was approximately $8,887 and $11,313, respectively.
     As of September 30, 2010, we had approximately $4,558 of debt issuance costs related to our credit agreement which will be amortized into interest expense using the effective interest method until the maturity date. Our revolving credit facility matures on October 23, 2011, and our term loan matures on October 23, 2013. For the nine months ended September 30, 2010 and 2009, we recognized approximately $1,372 and $1,382, respectively in interest expense related to the amortization of debt issuance costs. In connection with the Broadlane Acquisition, we expect to write off the unamortized debt issuance costs associated with our existing credit agreement once we close the acquisition.
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
     Future maturities of principal of notes payable as of September 30, 2010 are as follows:

	Amount
2010	$625	(1)
2011	2,499
2012	2,499
2013	167,892

Total notes payable	$173,515

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2010.
6. COMMITMENTS AND CONTINGENCIES
Performance Targets
     In the ordinary course of contracting with our customers, we may agree to make some or all of our fees contingent upon the achievement of certain financial improvement targets from the use of our products and services. These contingent fees are not recognized as revenue until we receive customer acceptance on the achievement of the performance targets. We generally receive

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
customer acceptance as and when the performance targets are achieved. Prior to customer acceptance that a performance target has been achieved, we record billed contingent fees as deferred revenue on our Condensed Consolidated Balance Sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs.
Legal Proceedings
     From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of September 30, 2010, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.
7. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
     During the nine months ended September 30, 2010, we issued approximately 1,176,000 shares of common stock in connection with employee stock option and stock-settled stock appreciation right (or “SSAR”) exercises for aggregate exercise proceeds of $9,081.
Share-Based Compensation
     As of September 30, 2010, we had restricted common stock, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of September 30, 2010, we had approximately 1,299,000 shares reserved under our 2008 equity incentive plan available for grant.
     The share-based compensation expense related to equity awards charged against income was $2,142 and $3,951 for the three months ended September 30, 2010 and 2009, respectively. The total income tax benefit recognized in the Condensed Consolidated Statement of Operations for share-based compensation arrangements related to equity awards was $813 and $1,495 for the three months ended September 30, 2010 and 2009, respectively.
     The share-based compensation expense related to equity awards charged against income was $8,653 and $12,911 for the nine months ended September 30, 2010 and 2009, respectively. The total income tax benefit recognized in the Condensed Consolidated Statement of Operations for share-based compensation arrangements related to equity awards was $3,283 and $4,884 for the nine months ended September 30, 2010 and 2009, respectively. There were no capitalized share-based compensation expenses at September 30, 2010.
     Total share-based compensation expense (inclusive of restricted common stock, SSARs and common stock options) for the three and nine months ended September 30, 2010 and 2009 as reflected in our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue	$616	$778	$1,843	$2,407
Product development	124	90	457	695
Selling and marketing	433	680	1,849	2,242
General and administrative	969	2,403	4,504	7,567

Total share-based compensation expense	$2,142	$3,951	$8,653	$12,911

Equity Award Grants
     During the nine months ended September 30, 2010, we granted the following equity awards to certain of our employees and our board of directors:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
Common Stock Option Awards
     During the nine months ended September 30, 2010, we granted stock options for the purchase of approximately 102,000 underlying shares. The stock options granted during the nine months ended September 30, 2010 have a weighted-average exercise price of $21.50 and have a service vesting period of five years. The weighted-average grant date fair value of each stock option granted during the nine months ended September 30, 2010 was $6.84.
     As of September 30, 2010, there was approximately $4,727 of total unrecognized compensation expense related to all outstanding stock option awards that will be recognized over a weighted-average period of 1.5 years.
Restricted Common Stock Awards
     During the nine months ended September 30, 2010, we granted approximately 110,000 shares of restricted common stock. The weighted-average grant date fair value of each restricted common stock share was $22.09. Approximately 57,000 restricted shares will vest on December 31, 2012 provided certain performance criteria are achieved. Approximately 39,000 restricted shares vest over four years; 12,000 shares vest ratably each month through December 31, 2010; and 2,000 restricted shares fully vested at the date of grant.
     During the nine months ended September 30, 2010, approximately 37,000 shares of restricted common stock were forfeited.
     As of September 30, 2010, there was approximately $9,879 of total unrecognized compensation expense related to all unvested restricted common stock awards that will be recognized over a weighted-average period of 1.6 years.
SSARs Awards
     During the nine months ended September 30, 2010, we granted approximately 848,000 SSARs which were comprised of the following: (i) 153,000 SSARs that will vest on December 31, 2012 provided certain performance criteria are achieved; (ii) 100,000 SSARs that will vest on December 31, 2014 provided certain performance criteria are achieved; (iii) 77,000 SSARs that will vest over four years from their respective dates of grant; (iv) 412,000 SSARs that will vest over five years from their respective dates of grant; and (v) 106,000 SSARs that will vest ratably each month through December 31, 2010. The weighted-average grant date base price of each SSAR was $22.32 and the weighted-average grant date fair value of each SSAR granted during the nine months ended September 30, 2010 was $7.92.
     As of September 30, 2010, there was approximately $10,152 of total unrecognized compensation expense related to all unvested SSARs that will be recognized over a weighted-average period of 1.7 years.
8. INCOME TAXES
     Income tax expense recorded during the nine months ended September 30, 2010 and 2009 reflected an effective income tax rate of 39.9% and 38.3%, respectively. The increase in our effective tax rate was primarily attributable to an increase in our estimated annual effective tax rate due to the expiration of the credit for research and development expenditures. There was no significant change in the Company’s liabilities related to accounting for uncertainty in income taxes for the three and nine months ended September 30, 2010 and 2009, respectively.
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
     A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS is as follows:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2010	2009
Numerator for Basic and Diluted Income Per Share:
Net income	$8,461	$5,896
Denominator for basic income per share weighted average shares	56,717,000	54,792,000
Effect of dilutive securities:
Stock options	2,070,000	2,384,000
Stock settled stock appreciation rights	480,000	287,000
Restricted stock and stock warrants	519,000	392,000

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	59,786,000	57,855,000

Basic income per share:
Basic net income per common share	$0.15	$0.11

Diluted net income per share:
Diluted net income per common share	$0.14	$0.10

	Nine Months Ended September 30,
	2010	2009
Numerator for Basic and Diluted Income Per Share:
Net income	$17,275	$9,976
Denominator for basic income per share weighted average shares	56,238,000	54,589,000
Effect of dilutive securities:
Stock options	2,089,000	2,275,000
Stock settled stock appreciation rights	492,000	21,000
Restricted stock and stock warrants	521,000	338,000

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	59,340,000	57,223,000

Basic income per share:
Basic net income per common share	$0.31	$0.18

Diluted net income per share:
Diluted net income per common share	$0.29	$0.17

     The effect of certain dilutive securities has been excluded for the three and nine months ended September 30, 2010 and 2009 because the impact is anti-dilutive as a result of the strike price of certain securities being greater than the average market price (or out of the money) during the periods presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of basic and diluted EPS (also note that there are additional securities that could be dilutive in future periods):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Stock options	26,000	69,000	25,000	133,000
SSARs	147,000	20,000	142,000	39,000
Restricted stock and stock warrants	—	1,000		4,000

Total	173,000	90,000	167,000	176,000

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
     GAAP relating to segment reporting defines reportable segments as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing financial performance. The accounting guidance indicates that financial information about segments should be reported on the same basis as that used by the chief operating decision maker in the analysis of performance and allocation of resources. Management of the Company, including our chief operating decision maker, uses what we refer to as Segment Adjusted EBITDA as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. We define Segment Adjusted EBITDA as segment net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization (“EBITDA”) as adjusted for other non-recurring, non-cash or non-operating items. Our chief operating decision maker uses Segment Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period to period. Segment Adjusted EBITDA includes expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of the segment. General and administrative corporate expenses that are not specific to the segments are not included in the calculation of Segment Adjusted EBITDA. These expenses include the costs to staff and manage our corporate offices, interest expense on our credit facilities and expenses related to being a publicly-held company. All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external customers.
     The following tables present Segment Adjusted EBITDA and financial position information as utilized by our chief operating decision maker. A reconciliation of Segment Adjusted EBITDA to consolidated net income is included. General corporate expenses are included in the “Corporate” column. In addition, accounts receivable and accounts payable intra-company eliminations are included in the “Corporate” column. Other assets and liabilities are included to provide a reconciliation to total assets and total liabilities. Beginning in our next filing on Form 10-K, we will net these intra-company amounts in the segment presentation.
     The following tables represent our results of operations, by segment, for the three and nine months ended September 30, 2010 and 2009:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2010
	RCM	SM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$43,625	$—	$43,625
Revenue share obligation(1)	—	(15,742)	—	(15,742)
Other service fees	60,530	7,439	—	67,969

Total net revenue	60,530	35,322	—	95,852
Total operating expenses	50,898	16,848	10,797	78,543

Operating income (loss)	9,632	18,474	(10,797)	17,309
Interest (expense)	—	—	(3,247)	(3,247)
Other (expense) income	(70)	32	122	84

Income (loss) before income taxes	$9,562	$18,506	$(13,922)	$14,146
Income tax (benefit)	3,836	7,007	(5,158)	5,685

Net income (loss)	5,726	11,499	(8,764)	8,461

Segment Adjusted EBITDA	$19,681	$20,120	$(6,244)	$33,557

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	As of September 30, 2010
	RCM	SM	Corporate	Total
Financial Position:
Accounts receivable, net	$65,773	$41,265	$(31,346)	$75,692
Other assets	552,534	96,193	57,915	706,642

Total assets	618,307	137,458	26,569	782,334
Accrued revenue share obligation	—	25,153	—	25,153
Deferred revenue	32,215	7,356		39,571
Other liabilities	32,384	26,018	181,153	239,555

Total liabilities	$64,599	$58,527	$181,153	$304,279

	Three Months Ended September 30, 2009
	RCM	SM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$39,222	$—	$39,222
Revenue share obligation(1)	—	(13,591)	—	(13,591)
Other service fees	51,635	5,127	—	56,762

Total net revenue	51,635	30,758	—	82,393
Total operating expenses	44,067	17,500	7,281	68,848

Operating income (loss)	7,568	13,258	(7,281)	13,545
Interest (expense)	—	—	(4,259)	(4,259)
Other income	21	57	145	223

Income (loss) before income taxes	$7,589	$13,315	$(11,395)	$9,509
Income tax (benefit)	2,883	4,986	(4,256)	3,613

Net income (loss)	4,706	8,329	(7,139)	5,896

Segment Adjusted EBITDA	$17,964	$15,710	$(5,126)	$28,548

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2010
	RCM	SM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$129,527	$—	$129,527
Revenue share obligation(1)	—	(45,090)	—	(45,090)
Other service fees	176,420	23,528	—	199,948

Total net revenue	176,420	107,965	—	284,385
Total operating expenses	152,836	61,443	30,654	244,933

Operating income (loss)	23,584	46,522	(30,654)	39,452
Interest (expense)	—	—	(10,986)	(10,986)
Other (expense) income	(115)	43	358	286

Income (loss) before income taxes	$23,469	$46,565	$(41,282)	$28,752
Income tax (benefit)	9,362	18,157	(16,042)	11,477

Net income (loss)	14,107	28,408	(25,240)	17,275

Segment Adjusted EBITDA	$54,220	$52,062	$(19,519)	$86,763

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	Nine Months Ended September 30, 2009
	RCM	SM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$119,498	$—	$119,498
Revenue share obligation(1)	—	(41,003)	—	(41,003)
Other service fees	149,425	17,666	—	167,091

Total net revenue	149,425	96,161	—	245,586
Total operating expenses	136,205	57,443	22,155	215,803

Operating income (loss)	13,220	38,718	(22,155)	29,783
Interest (expense)	(1)	—	(14,014)	(14,015)
Other (expense) income	(125)	141	388	404

Income (loss) before income taxes	$13,094	$38,859	$(35,781)	$16,172
Income tax (benefit)	5,017	14,890	(13,711)	6,196

Net income (loss)	8,077	23,969	(22,070)	9,976

Segment Adjusted EBITDA	$44,785	$46,135	$(15,529)	$75,391

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for each of the three and nine months ended September 30, 2010 and 2009:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
RCM Adjusted EBITDA	$19,681	$17,964	$54,220	$44,785
SM Adjusted EBITDA	20,120	15,710	52,062	46,135

Total reportable Segment Adjusted EBITDA	39,801	33,674	106,282	90,920
Depreciation	(3,950)	(2,552)	(11,081)	(7,455)
Depreciation (included in cost of revenue)	(726)	—	(2,167)	—
Amortization of intangibles	(5,596)	(7,018)	(17,706)	(21,029)
Amortization of intangibles (included in cost of revenue)	(139)	(801)	(509)	(2,391)
Interest expense, net of interest income(1)	44	2	98	12
Income tax expense	(10,843)	(7,869)	(27,518)	(19,907)
Share-based compensation expense(2)	(1,366)	(2,402)	(4,884)	(7,901)
Accuro purchase accounting adjustment(3)	—	1	—	(203)

Total reportable segment net income	17,225	13,035	42,515	32,046
Corporate net (loss)	(8,764)	(7,139)	(25,240)	(22,070)

Consolidated net income	$8,461	$5,896	$17,275	$9,976

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of equity grants.

(3)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the acquisition date for Accuro. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in periods subsequent to the acquisition and is not indicative of changes in the underlying results of operations. In 2010, these adjustments are no longer reconciling items related to acquired deferred revenue balances as the amounts were fully amortized in 2009. We may have this adjustment in future periods as required by GAAP.
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
     As of September 30, 2010, we had an interest rate swap which was highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009.
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
     As such, the fair value of the derivative is recorded in our Condensed Consolidated Balance Sheets. Accordingly, as of September 30, 2010, we recorded a negative fair value of the swap on our balance sheet as a liability of approximately $1,656 in other long-term liabilities, and the offsetting loss ($1,028 net of tax) was recorded in Accumulated Other Comprehensive Loss (“AOCI”) in our stockholders’ equity. If we assess any portion of this to be ineffective (none in this case), we will reclassify the ineffective portion to current period earnings or loss accordingly.
     We determined the fair value of the swap using Level 2 inputs as defined under GAAP for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed the swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market three-month floating LIBOR rate as of September 30, 2010. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value of the swap represents a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.
     We considered the credit worthiness of the counterparty of the hedged instrument. We believe the swap is probable given the size, international presence and track record of the counterparty to perform under the obligations of the contract and that the counterparty is not at risk of default which would change the highly effective status of the hedged instrument.
     As part of the Broadlane Acquisition, we expect to terminate this interest rate swap once the acquisition has been completed and additional financing is secured.
Interest rate collar
     On June 24, 2008 (effective June 30, 2008), we entered into an interest rate collar to hedge our interest rate exposure on a notional $155,000 of our outstanding term loan credit facility. The collar expired on June 30, 2010. The collar set a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the three-month LIBOR applicable to a notional $155,000 of term loan debt. This collar effectively limited our LIBOR interest exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar did not hedge the applicable margin payable to our lenders on our indebtedness. Settlement payments were made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding.
Par forward contracts
     Historically, we had a series of par forward contracts to lock in the rate of exchange in U.S. dollar terms at a specific par forward exchange rate of Canadian dollars to one U.S. dollar, with respect to one specific Canadian customer contract. This three-year customer contract expired on April 30, 2010.
     The following table presents the fair value of our outstanding derivative instruments as of September 30, 2010 and December 31, 2009:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

		Fair Value of Financial
	Balance Sheet Location	Instruments
		As of	As of
		September	December
		30, 2010	31, 2009
Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate contracts	Other long term liabilities	1,656	2,575
Foreign exchange contracts	Other long term liabilities	—	8

Total		$1,656	$2,583

     The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below:

	Amount of Gain or (Loss)		Amount of Gain or (Loss)
	Recognized in OCI on		Recognized in OCI on
	Derivative (Effective		Derivative (Effective
	Portion)		Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives designated as cash flow hedges	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Interest rate contracts	$32	$(281)	$572	$317
Foreign exchange contracts	—	(72)	5	(186)

Total gain recognized in other comprehensive income	$32	$(353)	$577	$131

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
13. RELATED PARTY TRANSACTION
     We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of our board of directors (the “Board”) reviews such usage of the airplane annually. During the nine months ended September 30, 2010 and 2009, we incurred charges of $1,514 and $1,184, respectively, related to transactions with Mr. Bardis.
14. SUBSEQUENT EVENTS
     We have evaluated subsequent events for recognition or disclosure in the Condensed Consolidated Financial Statements filed on Form 10-Q with the SEC noting the following items for disclosure in connection with the Broadlane Acquisition: (i) the waiting period under the Hart Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) was terminated on October 14, 2010; and (ii) we are currently in the process of obtaining debt financing to fund the acquisition.

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
     On September 14, 2010, we entered into a certain Purchase Agreement in connection with the Broadlane Acquisition. Refer to the Recent Developments section below for additional information.
     Management’s primary metrics to measure the consolidated financial performance of the business are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted cash EPS.
     The table below highlights our primary results of operations for the three and nine months ended September 30, 2010 and 2009 (unaudited):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010	2009	Change		2010	2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(In millions)				(In millions)
Gross fees(1)	$111.6	$96.0	$15.6	16.3%	$329.5	$286.6	$42.9	15.0%
Revenue share obligation(1)	(15.7)	(13.6)	(2.1)	15.4	(45.1)	(41.0)	(4.1)	10.0

Total net revenue	95.9	82.4	13.5	16.4	284.4	245.6	38.8	15.8

Operating income	17.3	13.5	3.8	28.1	39.5	29.8	9.7	32.6
Net income	$8.5	$5.9	$2.6	44.1%	$17.3	$10.0	$7.3	73.0%

Adjusted EBITDA(1)	$33.6	$28.5	$5.1	17.9%	$86.8	$75.4	$11.4	15.1%
Adjusted EBITDA margin(1)	35.0%	34.6%			30.5%	30.7%
Diluted Cash EPS(1)	$0.25	$0.22	$0.03	13.6%	$0.61	$0.54	$0.07	13.0%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     The increases in non-GAAP gross fees and total net revenue during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 were primarily attributable to:
•	growth in our Revenue Cycle Management segment from our comprehensive revenue cycle services and technology solutions; and

•	growth in our Spend Management segment from our medical device consulting and strategic sourcing services and our vendor administrative fees.
     The increase in operating income during the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, was primarily attributable to the growth in net revenue discussed above partially offset by the following:
•	increased cost of revenue attributable to: (i) a higher percentage of net revenue being derived from service-based engagements within our Revenue Cycle Management and Spend Management segments; (ii) direct costs relating to certain new and existing customer arrangements whereby the related revenue associated with these arrangements is contingent upon meeting financial performance targets. The related revenue will be recorded once the performance targets are achieved. The increase in these types of arrangements is concentrated within our Spend Management segment;

•	higher expenses related to: (i) certain due diligence and acquisition-related costs pursuant to an unsuccessful acquisition attempt; and (ii) our recent stock purchase agreement; and

•	higher operating expenses related to new and existing salary-related compensation expense primarily associated with our expanding services-based business.
     For the three and nine months ended September 30, 2010, increases in consolidated non-GAAP adjusted EBITDA compared to the three and nine months ended September 30, 2009 were primarily attributable to: (i) the net revenue growth discussed above; (ii) our continued focus on cost control initiatives and lower cash-based performance-related compensation expense; and (iii) a decrease in our bad debt expense due to significantly lower customer collection risk. This increase was partially offset by: (i) higher cost of revenue resulting from a shift to more service-based revenue; and (ii) an increase in our expenses primarily for salary-related compensation expense.
     For the three and nine months ended September 30, 2010, decreases in consolidated non-GAAP adjusted EBITDA margin compared to the three and nine months ended September 30, 2009 were primarily attributable to the revenue shift to more service-based revenue, which resulted in a higher cost of revenue in both segments.
Recent Developments
     Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following item has had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods:
Stock Purchase Agreement with Broadlane Holdings, LLC and Broadlane Intermediate Holdings, Inc.
     On September 14, 2010, we entered into the previously announced Purchase Agreement with Broadlane LLC and Broadlane Holdings.
     The Purchase Agreement contemplates a purchase by us of all of the issued and outstanding shares of capital stock of Broadlane Holdings from Broadlane LLC. Pursuant to the Purchase Agreement, we will pay an aggregate purchase price of approximately $850 million, of which $725 million is payable in cash upon the closing of the Broadlane Acquisition and $125 million is payable in cash on or before January 4, 2012, subject to adjustment and to certain limitations on such payment contemplated by the debt financing contemplated in connection with the Broadlane Acquisition.
     Each party’s obligation to consummate the Broadlane Acquisition is subject to various customary closing conditions, including, but not limited to, the absence of certain orders issued by courts or other governmental entities preventing the Broadlane Acquisition. Our obligation to consummate the Broadlane Acquisition is also subject to the absence of a Company Material Adverse Effect (as defined in the Purchase Agreement).
     The waiting period under the HSR Act was terminated with respect to the Broadlane Acquisition on October 14, 2010.

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
Revenue Cycle Management
     Our Revenue Cycle Management segment provides a comprehensive suite of software as a service (“SaaS”) based solutions spanning the hospital revenue cycle workflow — from patient admission, charge capture, case management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and improve regulatory compliance. Our Revenue Cycle Management segment revenue is listed under the caption “Other service fees” on our Condensed Consolidated Statements of Operations and consists of the following components:
•	Subscription and implementation fees. We earn fixed subscription fees on a monthly or annual basis on multi-year contracts for customer access to our SaaS-based solutions. We may also charge our customers non-refundable upfront fees for implementation of our SaaS-based services. These non-refundable upfront fees are earned over the subscription period or estimated customer relationship period, whichever is longer.

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

•	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees and indirect time related to operational service-based employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

•	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

•	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.
Results of Operations
Consolidated Tables
     The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$60,530	$51,635	$176,420	$149,425
Spend Management
Gross administrative fees(1)	43,625	39,222	129,527	119,498
Revenue share obligation(1)	(15,742)	(13,591)	(45,090)	(41,003)
Other service fees	7,439	5,127	23,528	17,666

Total Spend Management	35,322	30,758	107,965	96,161

Total net revenue	95,852	82,393	284,385	245,586
Operating expenses:
Revenue Cycle Management	50,898	44,067	152,836	136,205
Spend Management	16,848	17,500	61,443	57,443

Total segment operating expenses	67,746	61,567	214,279	193,648
Operating income
Revenue Cycle Management	9,632	7,568	23,584	13,220
Spend Management	18,474	13,258	46,522	38,718

Total segment operating income	28,106	20,826	70,106	51,938
Corporate expenses(2)	10,797	7,281	30,654	22,155

Operating income	17,309	13,545	39,452	29,783
Other income (expense):
Interest expense	(3,247)	(4,259)	(10,986)	(14,015)
Other income (expense)	84	223	286	404

Income before income taxes	14,146	9,509	28,752	16,172
Income tax expense	5,685	3,613	11,477	6,196

Net income	8,461	5,896	17,275	9,976
Reportable segment adjusted EBITDA(3):
Revenue Cycle Management	19,681	17,964	54,220	44,785
Spend Management	$20,120	$15,710	$52,062	$46,135
Reportable segment adjusted EBITDA margin(4):
Revenue Cycle Management	32.5%	34.8%	30.7%	30.0%
Spend Management	57.0%	51.1%	48.2%	48.0%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended September 30, 2010 and September 30, 2009

	Three Months Ended September 30,
	2010		2009		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$60,530	63.1%	$51,635	62.7%	$8,895	17.2%
Spend Management
Gross administrative fees(1)	43,625	45.5	39,222	47.6	4,403	11.2
Revenue share obligation(1)	(15,742)	(16.4)	(13,591)	(16.5)	(2,151)	15.8
Other service fees	7,439	7.8	5,127	6.2	2,312	45.1

Total Spend Management	35,322	36.9	30,758	37.3	4,564	14.8

Total net revenue	$95,852	100.0%	$82,393	100.0%	$13,459	16.3%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     Total net revenue. Total net revenue for the three months ended September 30, 2010 was $95.9 million, an increase of $13.5 million, or 16.3%, from total net revenue of $82.4 million for the three months ended September 30, 2009. The increase in total net revenue was comprised of an $8.9 million increase in Revenue Cycle Management revenue and an increase of $4.6 million in Spend Management revenue.
     Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the three months ended September 30, 2010 was $60.5 million, an increase of $8.9 million, or 17.2%, from net revenue of $51.6 million for the three months ended September 30, 2009. The increase was attributable to a $9.6 million increase in revenue from our comprehensive revenue cycle service engagements and a $1.2 million increase in revenue from our revenue cycle technology tools. The increase was partially offset by a $1.9 million decrease in revenue relating to our decision support business primarily due to a scheduled and planned step down in license fees from a large business intelligence customer.
     Spend Management net revenue. Spend Management net revenue for the three months ended September 30, 2010 was $35.3 million, an increase of $4.5 million, or 14.8%, from net revenue of $30.8 million for the three months ended September 30, 2009. The increase was the result of a $4.4 million, or 11.2%, increase in non-GAAP gross administrative fees and a $2.3 million, or 45.1%, increase in other service fees. This was partially offset by a $2.2 million increase in non-GAAP revenue share obligation, as discussed further below:
•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $4.4 million, or 11.2%, as compared to the prior period, primarily due to increased customer purchasing volume in certain supply categories. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and customer acknowledgement of achieved performance targets varies.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $2.2 million, or 15.8%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees (or the “revenue share ratio”). Our revenue share ratio was 36.1% and 34.7% for the three months ended September 30, 2010 and 2009, respectively. This increase was primarily attributable to an increase in customers who are entitled to a higher revenue share percentage due to increased purchasing volume. We have not had any significant changes in our customer revenue mix during the year that would result in a material impact on our revenue share ratio. We may experience fluctuations in our revenue share ratio in the future because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

•	Other service fees. The $2.3 million, or 45.1%, increase in other service fees primarily related to higher revenues from medical device consulting and strategic sourcing services. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers.

Total Operating Expenses

	Three Months Ended September 30,
	2010		2009		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$22,697	23.7%	$21,472	26.1%	$1,225	5.7%
Product development expenses	4,666	4.9	4,156	5.0	510	12.3
Selling and marketing expenses	8,671	9.0	10,038	12.2	(1,367)	(13.6)
General and administrative expenses	29,196	30.5	23,039	28.0	6,157	26.7
Acquisition-related expenses	2,482	2.6	—	0.0	2,482	100.0
Depreciation	5,235	5.5	3,125	3.8	2,110	67.5
Amortization of intangibles	5,596	5.8	7,018	8.5	(1,422)	(20.3)

Total operating expenses	78,543	81.9	68,848	83.6	9,695	14.1
Operating expenses by segment:
Revenue Cycle Management	50,898	53.1	44,067	53.5	6,831	15.5
Spend Management	16,848	17.6	17,500	21.2	(652)	(3.7)

Total segment operating expenses	67,746	70.7	61,567	74.7	6,179	10.0
Corporate expenses	10,797	11.3	7,281	8.8	3,516	48.3

Total operating expenses	$78,543	81.9%	$68,848	83.6%	$9,695	14.1%
     Cost of revenue. Cost of revenue for the three months ended September 30, 2010 was $22.7 million, or 23.7% of total net revenue, an increase of $1.2 million, or 5.7%, from cost of revenue of $21.5 million, or 26.1% of total net revenue, for the three months ended September 30, 2009. The decrease in cost of revenue as a percentage of total net revenue was primarily attributable to the strong revenue growth in our comprehensive revenue cycle services, which grew at a faster rate than the related cost of revenue.
     The increase in cost of revenue was primarily attributable to an increase in service-related engagements in both our Revenue Cycle Management and Spend Management segments, which result in a higher cost of revenue as these activities are more labor intensive. In addition, our Spend Management segment incurs direct costs relating to certain new and existing arrangements whereby the related revenue associated with these arrangements is deferred until certain financial performance targets are achieved. The related revenue will be recorded once the performance targets are achieved and accepted by our customers.
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
     Product development expenses. Product development expenses for the three months ended September 30, 2010 were $4.7 million, or 4.9% of total net revenue, an increase of $0.5 million, or 12.3%, from product development expenses of $4.2 million, or 5.0% of total net revenue, for the three months ended September 30, 2009. The increase during the three months ended September 30, 2010 was primarily attributable to a net $0.7 million increase in compensation expense that is comprised of a $1.4 million increase in salary-related compensation expense relating to new and existing employees offset by a $0.7 million reduction in cash-based performance-related compensation expense.
     Our product development capitalization rate for the three months ended September 30, 2010 and 2009, was 47.2% and 55.6%, respectively. The decrease in our capitalization rate was attributable to a lower number of software products under development during the period compared to the prior period.
     We plan to continue to focus on development efforts designed to integrate, enhance and standardize our products. We plan to also continue to develop a number of new Revenue Cycle Management products and services and enhance our existing products in both segments. We expect to maintain or increase our product development spending for the remainder of 2010 and future periods.

     Selling and marketing expenses. Selling and marketing expenses for the three months ended September 30, 2010 were $8.7 million, or 9.0% of total net revenue, a decrease of $1.4 million, or 13.6%, from selling and marketing expenses of $10.0 million, or 12.2% of total net revenue, for the three months ended September 30, 2009. The decrease in dollar terms and as a percentage of net revenue was primarily attributable to a net $0.8 million decrease in compensation expense that is comprised of a $1.5 million reduction in cash-based performance-related compensation expense offset by a $0.7 million increase in salary-related compensation expense to new and existing employees; and a $0.3 million decrease in share-based compensation expense resulting from the use of the accelerated method of expense attribution used for our service-based equity awards that are subject to graded vesting, which comprises a majority of our total equity awards. This method results in a continual decrease in annual share-based compensation expense over the requisite service period of each grant. The remaining decrease was attributable to lower operating infrastructure expense.
     General and administrative expenses. General and administrative expenses for the three months ended September 30, 2010 were $29.2 million, or 30.5% of total net revenue, an increase of $6.2 million, or 26.7%, from general and administrative expenses of $23.0 million, or 28.0% of total net revenue, for the three months ended September 30, 2009.
     The increase was primarily attributable to a net $7.7 million increase in compensation expense that is comprised of a $8.6 million increase in salary-related compensation expense to new and existing employees offset by a $0.9 million reduction in cash-based performance-related compensation expense; a $0.6 million increase in professional fees; and a $0.4 million increase in other operating infrastructure expense. The increase was partially offset by a $1.4 million decrease in share-based compensation expense (for the reason described within “Selling and marketing expenses”); and a $1.1 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior period.
     Acquisition-related expenses. Acquisition-related expenses for the three months ended September 30, 2010 were $2.5 million, or 2.6% of total net revenue, an increase of $2.5 million, from acquisition related expenses of zero, for the three months ended September 30, 2009. The increase was primarily attributable to a $1.5 million increase in acquisition-related fees associated with the Broadlane Acquisition; and a $1.0 million increase in acquisition-related fees associated with an unsuccessful acquisition attempt.
     Depreciation. Depreciation expense for the three months ended September 30, 2010 was $5.2 million, or 5.5% of total net revenue, an increase of $2.1 million, or 67.5%, from depreciation of $3.1 million, or 3.8% of total net revenue, for the three months ended September 30, 2009. The increase was primarily attributable to depreciation resulting from purchases of property and equipment and to a lesser extent increases to capitalized software development subsequent to September 30, 2009.
     Amortization of intangibles. Amortization of intangibles for the three months ended September 30, 2010 was $5.6 million, or 5.8% of total net revenue, a decrease of $1.4 million, or 20.3%, from amortization of intangibles of $7.0 million, or 8.5% of total net revenue, for the three months ended September 30, 2009. The decrease was primarily attributable to the amortization of certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.
Segment Operating Expenses
     Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the three months ended September 30, 2010 were $50.9 million, or 53.1% of total net revenue, an increase of $6.8 million, or 15.5%, from $44.1 million, or 53.5% of total net revenue, for the three months ended September 30, 2009.
     Revenue Cycle Management operating expenses increased as a result of a $9.4 million increase in compensation expense relating to new and existing employees; and a $1.3 million increase in depreciation expense. The increase was partially offset by a $1.3 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year; a $1.1 million decrease in amortization of intangibles; a $0.7 million decrease in our operating infrastructure expense; a $0.5 million decrease in share-based compensation expense (for the reason described within “Selling and marketing expenses”); and a $0.3 million decrease in legal expenses due to lower activity than in the prior period.
     As a percentage of Revenue Cycle Management segment net revenue, segment expenses decreased to 84.1% from 85.3% for the three months ended September 30, 2010 and 2009, respectively, for the reasons described above.
     Spend Management expenses. Spend Management operating expenses for the three months ended September 30, 2010 were $16.8 million, or 17.6% of total net revenue, a decrease of $0.7 million, or 3.7%, from $17.5 million, or 21.2% of total net revenue for the three months ended September 30, 2009. The decrease in Spend Management expenses was primarily attributable to a net $2.1 million decrease in compensation expense comprised of a $2.5 million reduction in cash-based performance-related compensation expense offset by a $0.4 million increase in salary-related compensation expense relating to new and existing employees; and a $0.5 million decrease in share-based compensation expense (for the reason described within “Selling and marketing expenses”). The decrease was partially offset by a $1.6 million increase in cost of revenues associated with new customers and the revenue mix shift in the segment towards supply chain consulting services, as previously described; and a $0.3 million increase in other operating infrastructure expense.
     As a percentage of Spend Management segment net revenue, segment expenses decreased to 47.7% from 56.9% for the three months ended September 30, 2010 and 2009, respectively.
     Corporate expenses. Corporate expenses for the three months ended September 30, 2010 were $10.8 million, an increase of $3.5 million, or 48.3%, from $7.3 million for the three months ended September 30, 2009, or 11.3% and 8.8% of total net revenue, respectively. The increase in corporate expenses was primarily attributable to a $1.5 million increase in acquisition-related fees associated with the Broadlane Acquisition; a $1.0 million increase in acquisition-related fees associated with an unsuccessful acquisition attempt; a $0.7 million increase in depreciation expense; and a $0.3 million increase in other operating infrastructure expense.
     We expect to incur a significant amount of acquisition-related costs for the remainder of 2010 and future periods relating to the Broadlane Acquisition.
Non-operating Expenses
     Interest expense. Interest expense for the three months ended September 30, 2010 was $3.2 million, a decrease of $1.1 million, or 23.8%, from interest expense of $4.3 million for the three months ended September 30, 2009. As of September 30, 2010, we had total indebtedness of $173.5 million compared to $230.8 million as of September 30, 2009. The decrease in interest expense is primarily attributable to the decrease in our indebtedness compared to the prior period.
     We expect to incur additional indebtedness to fund the purchase price of the Broadlane Acquisition. The anticipated increase in our indebtedness will cause a significant increase in our interest expense for the remainder of 2010 and in future periods. In addition, we expect to terminate our existing interest rate swap after the new financing is obtained and to enter into one or more interest rate derivative instruments. We also expect to write-off the unamortized debt issuance costs associated with our existing credit agreement following the consummation of the Broadlane Acquisition.
     Other income. Other income for the three months ended September 30, 2010 and 2009 was $0.1 million and $0.2 million, respectively, comprised principally of rental income.
     Income tax expense. Income tax expense for the three months ended September 30, 2010 was $5.7 million, an increase of $2.1 million from an income tax expense of $3.6 million for the three months ended September 30, 2009, reflecting an effective tax rate of 40.2% and 38.0%, respectively. The increase in our effective tax rate was primarily attributable to the expiration of the credit for research and development expenditures. Although legislation extending this credit has been proposed, Congress has not yet reenacted this tax provision. If the legislation extending this credit is passed during the year ending December 31, 2010, retrospectively, our estimated annual effective tax rate will be impacted favorably.

Comparison of the Nine Months Ended September 30, 2010 and September 30, 2009

	Nine Months Ended September 30,
	2010		2009		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$176,420	62.0%	$149,425	60.8%	$26,995	18.1%
Spend Management
Gross administrative fees(1)	129,527	45.5	119,498	48.7	10,029	8.4
Revenue share obligation(1)	(45,090)	(15.8)	(41,003)	(16.7)	(4,087)	10.0
Other service fees	23,528	8.3	17,666	7.2	5,862	33.2

Total Spend Management	107,965	38.0	96,161	39.2	11,804	12.3

Total net revenue	$284,385	100.0%	$245,586	100.0%	$38,799	15.8%

(1) These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     Total net revenue. Total net revenue for the nine months ended September 30, 2010 was $284.4 million, an increase of $38.8 million, or 15.8%, from total net revenue of $245.6 million for the nine months ended September 30, 2009. The increase in total net revenue was comprised of a $27.0 million increase in Revenue Cycle Management revenue and an increase of $11.8 million in Spend Management revenue.
     Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the nine months ended September 30, 2010 was $176.4 million, an increase of $27.0 million, or 18.1%, from net revenue of $149.4 million for the nine months ended September 30, 2009. The increase was primarily attributable to a $24.0 million increase in revenue from our comprehensive revenue cycle service engagements including certain performance fees earned and a $7.2 million increase in revenue from our revenue cycle technology tools. The increase was partially offset by a $4.2 million decrease in revenue relating to our decision support business primarily due to a scheduled and planned step down in license fees from a large business intelligence customer.
     Spend Management net revenue. Spend Management net revenue for the nine months ended September 30, 2010 was $108.0 million, an increase of $11.8 million, or 12.3%, from net revenue of $96.2 million for the nine months ended September 30, 2009. The increase was primarily the result of a $10.0 million, or 8.4% increase, in non-GAAP gross administrative fees and a $5.9 million, or 33.2% increase, in other service fees. This was partially offset by a $4.1 million increase in non-GAAP revenue share obligation, as discussed further below:
•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $10.0 million, or 8.4%, as compared to the prior period, and was attributable to increased customer purchasing volumes in certain supply categories. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and customer acknowledgement of achieved performance targets varies.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $4.1 million, or 10.0%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees (or the “revenue share ratio”). Our revenue share ratio was 34.8% and 34.3% for the nine months ended September 30, 2010 and 2009, respectively. We have not had any significant changes in our customer revenue mix during the year that would result in a material impact on our revenue share ratio. We may experience fluctuations in our revenue share ratio because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

•	Other service fees. The $5.9 million, or 33.2%, increase in other service fees primarily related to higher revenues from medical device consulting and strategic sourcing services. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers. In addition, we recorded $3.5 million in revenue associated with our annual customer and vendor meeting for the nine months ended September 30, 2010 compared to $3.0 million for the nine months ended September 30, 2009.

Total Operating Expenses

	Nine Months Ended September 30,
	2010		2009		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$67,176	23.6%	$55,830	22.7%	$11,346	20.3%
Product development expenses	14,859	5.2	15,424	6.3	(565)	(3.7)
Selling and marketing expenses	35,348	12.4	36,529	14.9	(1,181)	(3.2)
General and administrative expenses	91,425	32.1	77,971	31.7	13,454	17.3
Acquisition-related expenses	4,351	1.5	—	0.0	4,351	100.0
Depreciation	14,068	4.9	9,020	3.7	5,048	56.0
Amortization of intangibles	17,706	6.2	21,029	8.6	(3,323)	(15.8)

Total operating expenses	244,933	86.1	215,803	87.9	29,130	13.5
Operating expenses by segment:
Revenue Cycle Management	152,836	53.7	136,205	55.5	16,631	12.2
Spend Management	61,443	21.6	57,443	23.4	4,000	7.0

Total segment operating expenses	214,279	75.3	193,648	78.9	20,631	10.7
Corporate expenses	30,654	10.8	22,155	9.0	8,499	38.4

Total operating expenses	$244,933	86.1%	$215,803	87.9%	$29,130	13.5%
     Cost of revenue. Cost of revenue for the nine months ended September 30, 2010 was $67.2 million, or 23.6% of total net revenue, an increase of $11.3 million, or 20.3%, from cost of revenue of $55.8 million, or 22.7% of total net revenue, for the nine months ended September 30, 2009.
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
     Product development expenses. Product development expenses for the nine months ended September 30, 2010 were $14.9 million, or 5.2% of total net revenue, a decrease of $0.5 million, or 3.7%, from product development expenses of $15.4 million, or 6.3% of total net revenue, for the nine months ended September 30, 2009. The decrease was comprised of $0.4 million in lower expenses within our operating infrastructure compared to the prior period; and a $0.2 million decrease in share-based compensation expense resulting from the use of the accelerated method of expense attribution used for our service-based equity awards that are subject to graded vesting, which comprises a majority of our total equity awards. This method results in a continual decrease in annual share-based compensation expense over the requisite service period of each grant. This was partially offset by a net $0.1 million increase in compensation expense that is comprised of a $1.4 million increase in salary-related compensation expense relating to new and existing employees offset by a $1.3 million reduction in cash-based performance-related compensation expense.
     Our product development capitalization rate for the nine months ended September 30, 2010 and 2009, was 44.5% and 44.3%, respectively.
     We plan to continue to focus on development efforts designed to integrate, enhance and standardize our products. We also plan to continue to develop a number of new Revenue Cycle Management products and services and enhance our existing products in both segments. We expect to maintain or increase our product development spending for the rest of 2010 and in future periods.
     Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2010 were $35.3 million, or 12.4% of total net revenue, a decrease of $1.2 million, or 3.2%, from selling and marketing expenses of $36.5 million, or 14.9% of total net revenue, for the nine months ended September 30, 2009.
     The decrease in dollar terms and as a percentage of net revenue was primarily attributable to a $0.5 million decrease in advertising expenses; a $0.4 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); a net $0.4 million decrease in compensation expense that is comprised of a $0.8 million increase in salary-related compensation expense relating to new and existing employees offset by a $1.2 million reduction in cash-based performance-related compensation expense; and a $0.2 million decrease in other operating infrastructure expense. The decrease was partially offset by a $0.3 million increase in expenses associated with our annual customer and vendor meeting held during the period. Total expenses related to our customer and vendor meeting amounted to $4.7 million and $4.4 million for the nine months ended September 30, 2010 and 2009, respectively.
     General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2010 were $91.4 million, or 32.1% of total net revenue, an increase of $13.4 million, or 17.3%, from general and administrative expenses of $78.0 million, or 31.7% of total net revenue, for the nine months ended September 30, 2009.
     The increase was primarily attributable to a net $19.2 million increase in compensation expense that is comprised of a $21.1 million increase in salary-related compensation expense to new and existing employees, primarily operational service-based employees, offset by a $1.9 million reduction in cash-based performance-related compensation expense. This increase was also attributable to a $1.3 million increase in professional fees; a $0.9 million increase in other operating infrastructure expense; and a $0.7 million increase in charitable contributions. The increase was partially offset by a $3.4 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year; a $3.1 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); a $1.7 million decrease in legal expenses due to lower activity than in the prior year; and a $0.5 million decrease in rent expense.
     Acquisition-related expenses. Acquisition-related expenses for the nine months ended September 30, 2010 were $4.4 million, or 1.5% of total net revenue, an increase of $4.4 million, from acquisition related expenses of zero, for the nine months ended September 30, 2009. The increase was primarily attributable to a $2.9 million increase in acquisition-related fees associated with an unsuccessful acquisition attempt; and a $1.5 million increase in acquisition-related fees associated with the Broadlane Acquisition.
     Depreciation. Depreciation expense for the nine months ended September 30, 2010 was $14.1 million, or 4.9% of total net revenue, an increase of $5.1 million, or 56.0%, from depreciation of $9.0 million, or 3.7% of total net revenue, for the nine months ended September 30, 2009. The increase was primarily attributable to depreciation resulting from purchases of property and equipment and to a lesser extent increases to capitalized software development subsequent to September 30, 2009.
     Amortization of intangibles. Amortization of intangibles for the nine months ended September 30, 2010 was $17.7 million, or 6.2% of total net revenue, a decrease of $3.3 million, or 15.8%, from amortization of intangibles of $21.0 million, or 8.6% of total net revenue, for the nine months ended September 30, 2009. The decrease was primarily attributable to the amortization of certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.
Segment Operating Expenses
     Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the nine months ended September 30, 2010 were $152.8 million, or 53.7% of total net revenue, an increase of $16.6 million, or 12.2%, from $136.2 million, or 55.5% of total net revenue, for the nine months ended September 30, 2009.
     Revenue Cycle Management operating expenses increased as a result of a net $18.3 million increase in compensation expense that is comprised of a $20.6 million increase in salary-related compensation expense to new and existing employees, primarily operational service-based employees. This was offset by a $2.3 million reduction in cash-based performance-related compensation expense; a $7.0 million increase in cost of revenue in connection with direct labor costs associated with revenue growth; and a $3.5 million increase in depreciation expense. The increase was partially offset by a $3.8 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year; a $2.4 million decrease in amortization of intangibles; a $2.1 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); a $1.9 million decrease in legal expenses due to lower activity than in the prior year; a $1.3 million decrease in our operating infrastructure expense; and a $0.7 million decrease in rent expense.
     As a percentage of Revenue Cycle Management segment net revenue, segment expenses decreased to 86.6% from 91.2% for the nine months ended September 30, 2010 and 2009, respectively, for the reasons described above.

     Spend Management expenses. Spend Management operating expenses for the nine months ended September 30, 2010 were $61.4 million, or 21.6% of total net revenue, an increase of $4.0 million, or 7.0%, from $57.4 million, or 23.4% of total net revenue, for the nine months ended September 30, 2009. The increase in Spend Management expenses was primarily attributable to a $4.9 million increase in cost of revenues associated with new customers and the revenue mix shift in the segment towards supply chain consulting services; a $1.1 million increase in other operating infrastructure expense; and a $0.6 million increase in bad debt expense. The increase was partially offset by a $0.9 million decrease in the amortization of intangibles as certain of these assets reached the end of their useful life; a $0.9 million decrease in share-based compensation (for the reason described within “Product development expenses”); and a net $0.8 million decrease in compensation expense that is comprised of a $1.6 million reduction in cash-based performance-related compensation expense offset by a $0.8 million increase in salary-related compensation expense relating to new and existing employees.
     As a percentage of Spend Management segment net revenue, segment expenses decreased to 56.9% from 59.7% for the nine months ended September 30, 2010 and 2009, respectively.
     Corporate expenses. Corporate expenses for the nine months ended September 30, 2010 were $30.6 million, an increase of $8.5 million, or 38.4%, from $22.1 million for the nine months ended September 30, 2009, or 10.8% and 9.0% of total net revenue, respectively. The increase in corporate expenses was primarily attributable to a $2.9 million increase in acquisition-related fees associated with an unsuccessful acquisition attempt; a $1.5 million increase in acquisition-related fees associated with the Broadlane Acquisition; a $1.4 million increase in depreciation expense; a $1.4 million increase in other operating infrastructure expense; a net $1.3 million increase in compensation expense that is comprised of a $1.8 million increase in salary-related compensation expense related to new and existing employees offset by a $0.5 million reduction in cash-based performance-related compensation expense; a $0.6 million increase in professional fees; and a $0.5 million increase in charitable contributions. The increase was partially offset by a $1.1 million decrease in share-based compensation expense (for the reason described within “Product development expenses”).
     We expect to incur a significant amount of acquisition-related costs for the remainder of 2010 and future periods relating to the Broadlane Acquisition.
Non-operating Expenses
     Interest expense. Interest expense for the nine months ended September 30, 2010 was $11.0 million, a decrease of $3.0 million, or 21.6%, from interest expense of $14.0 million for the nine months ended September 30, 2009. As of September 30, 2010, we had total indebtedness of $173.5 million compared to $230.8 million as of September 30, 2009. The decrease in interest expense is primarily attributable to the decrease in our indebtedness compared to the prior period.
     We expect to incur additional indebtedness to fund the purchase price of the Broadlane Acquisition. The anticipated increase in our indebtedness will cause a significant increase in our interest expense for the remainder of 2010 and in future periods. In addition, we expect to terminate our existing interest rate swap after the new financing is obtained and to enter into one or more interest rate derivative instruments. We also expect to write-off the unamortized debt issuance costs associated with our existing credit agreement following the consummation of the Broadlane Acquisition.
     Other income. Other income for the nine months ended September 30, 2010 was $0.3 million, comprised principally of rental income. Other income for the nine months ended September 30, 2009 was $0.4 million, comprised principally of rental income slightly offset by foreign exchange transaction losses.
     Income tax expense. Income tax expense for the nine months ended September 30, 2010 was $11.5 million, an increase of $5.3 million from an income tax expense of $6.2 million for the nine months ended September 30, 2009. The increase was primarily attributable to higher income before taxes in the nine months ended September 30, 2010 as compared to the prior period. The income tax expense recorded during the nine months ended September 30, 2010 and 2009 reflected an effective tax rate of 39.9% and 38.3%, respectively. The increase in our effective tax rate was primarily attributable to an increase in our estimated annual effective tax rate due to the expiration of the credit for research and development expenditures. Although legislation has been proposed, Congress has not yet reenacted this tax provision. If the legislation extending this credit is passed during the year ending December 31, 2010, retrospectively, our estimated annual effective tax rate will be impacted favorably.
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
     Our bad debt expense to total net revenue ratio for the three months ended September 30, 2010 and 2009 was 0.2% and 1.6% (or 0.3% and 2.3% of other service fee revenue), respectively. Our bad debt expense to total net revenue ratio for the nine months ended September 30, 2010 and 2009 was 0.2% and 1.6% (or 0.3% and 2.3% of other service fee revenue), respectively. The decrease in the three and nine months ended September 30, 2010 was attributable to the decline in uncollectible accounts and bankruptcies that occurred during the prior period and due to improved internal processes to manage our accounts receivable exposure with respect to customers in our Revenue Cycle Management segment. However, as our revenue mix continues to shift more towards our Revenue Cycle Management segment, we may experience a higher bad debt expense to total revenue ratio based on our current collections experience with our hospital customers.
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
     We believe we currently have adequate cash flow from operations, capital resources, available credit facilities and liquidity to meet our cash flow requirements including the following near term obligations (next 12 months): (i) our working capital needs; (ii) our debt service obligations; (iii) planned capital expenditures for the remainder of the year; (iv) our revenue share obligation and rebate payments; and (v) estimated federal and state income tax payments.
     As consideration for the Broadlane Acquisition, we will pay an aggregate purchase price of approximately $850 million, of which $725 million is payable in cash upon the closing of the Broadlane Acquisition and $125 million is payable in cash on or before January 4, 2012, subject to adjustments and to certain limitations on such payment as contemplated by the debt financing contemplated in connection with the Broadlane Acquisition. Under the new credit facility which is expected to be entered into in connection with the Broadlane Acquisition (the “New Credit Facility”), we anticipate obtaining $750 million in senior secured first-lien loan facilities, and, if and to the extent that less than $360 million of notes are issued by us pursuant to a certain offering memorandum on or prior to the closing date of the Broadlane Acquisition, up to $360 million of senior unsecured increasing rate bridge loans under a senior unsecured bridge facility such that the aggregate face amount of the outstanding notes and the principal amount of the bridge loans does not exceed $360 million.
     As part of our proposed Broadlane Acquisition, we expect to incur significant transaction and integration related costs in the future.
     Historically, we have utilized federal net operating loss carryforwards (“NOLs”) for both regular and Alternative Minimum Tax payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. However, given the current amount and limitations of our NOLs, we expect our cash paid for taxes to increase significantly in future years.
     We have not historically utilized borrowings available under our existing credit agreement to fund operations. However, pursuant to the change in our cash management practice in 2008, we currently use the swing-line component of our revolving credit facility for funding operations while we voluntarily apply our excess cash balances to reduce our swing-line loan on a daily basis and to reduce our existing revolving credit facility on a routine basis. In addition, we may periodically make voluntary repayments on our term loan.
     During the three months ended September 30, 2010, we made a $10.0 million voluntary repayment on our term loan.
     As of September 30, 2010, we had zero dollars drawn on our revolving credit facility resulting in $124.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). Based on our analysis as of September 30, 2010, we are in compliance with all applicable covenant requirements of our existing credit agreement. We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:
•	changes in working capital due to inconsistent timing of cash receipts and payments for major recurring items such as trade accounts payable, revenue share obligation, incentive compensation, changes in deferred revenue, and other various items;

•	acquisitions; and

•	unforeseeable events or transactions.
     We may continue to pursue other acquisitions or investments in the future. We may also increase our capital expenditures consistent with our anticipated growth in infrastructure, software solutions, and personnel, and as we expand our market presence. Cash provided by operating activities may not be sufficient to fund such expenditures. Accordingly, in addition to the use of our available revolving credit facility or the new credit facility, we may need to engage in additional equity or debt financings to secure additional funds for such purposes. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters including higher interest costs, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain required financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be limited.
Discussion of Cash Flow
     Cash and cash equivalents as of September 30, 2010 decreased $5.5 million from December 31, 2009.
Operating Activities.
     The following table summarizes the cash provided by operating activities for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009	Change
	Amount	Amount	Amount	%
	(In millions)
Net income	$17.3	$10.0	$7.3	73.0%
Non-cash items	43.9	45.6	(1.7)	(3.7)
Net changes in working capital	(14.1)	(15.7)	1.6	(10.2)

Net cash provided by operations	$47.1	$39.9	$7.2	18.0%
     Net income represents the profitability attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets and non-cash interest expense. Refer to our Condensed Consolidated Statement of Cash Flows for detailed fluctuations of these non-cash items. The total for these non-cash expenses was $43.9 million and $45.6 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in non-cash expenses for the nine months ended September 30, 2010 compared to September 30, 2009 was primarily attributable to: (i) lower share-based compensation; (ii) a decrease in bad debt expense; and (iii) a decrease in amortization of intangibles.
     Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the nine months ended September 30, 2010, the working capital changes resulting in a reduction to cash flow from operations of $14.1 million primarily consisted of the following:
Reduction of cash flow
•	an increase in accounts receivable of $8.7 million primarily related to the timing of invoicing and cash collections and our revenue growth;

•	an increase in prepaid expenses and other assets of $6.2 million primarily related to income tax assets due to the annualization of book tax timing differences;

•	an increase in other long-term assets of $1.2 million related to the timing of cash payments for our deferred sales expenses;

•	a decrease in accrued revenue share obligation and rebates of $6.8 million due to the timing of cash payments and customer purchasing volume at our GPO; and

•	a $6.0 million decrease in accrued payroll and benefits due to payroll cycle timing and lower performance-cash based compensation than the prior period.
     The working capital changes resulting in reductions to the 2010 operating cash flow discussed above were partially offset by the following increases to cash flow:
Increase to cash flow
•	a $7.7 million increase in deferred revenue for cash receipts not yet recognized as revenue;

•	a $3.7 million working capital increase in trade accounts payable due to the timing of various payment obligations; and

•	a $3.3 million increase in other accrued expenses due to the timing of various payment obligations.
     For the nine months ended September 30, 2009, working capital changes resulting in a reduction to cash flow from operations of $15.7 million primarily consisted of the following:
Reduction of cash flow
•	an increase in accounts receivable of $4.5 million related to the timing of invoicing and cash collections and our revenue growth;

•	an increase in other long-term assets of $3.6 million related to the timing of cash payments for our deferred sales expenses;

•	an increase in prepaid expenses and other assets of $1.5 million primarily related to sales incentive compensation payments;

•	a decrease in accrued revenue share obligation and rebates of $5.0 million due to the timing of cash payments and customer purchasing volume at our GPO;

•	a decrease in accrued payroll and benefits of $4.1 million due to payroll cycle timing; and

•	a $2.8 million decrease in other accrued expenses due to the timing of various payment obligations.
     The working capital changes resulting in reductions to the 2009 operating cash flow discussed above were partially offset by an increase to cash flow from a $5.1 million working capital increase in trade accounts payable due to the timing of various payment obligations.

Investing Activities.
     Investing activities used $24.6 million of cash for the nine months ended September 30, 2010 which included: $11.9 million for investment in software development; $9.6 million of capital expenditures that were primarily related to the growth in our RCM segment; and $3.1 million relating to an acquisition we completed during the period (refer to Note 3 in the Notes to the Condensed Consolidated Financial Statements).
     Investing activities used $39.8 million of cash for the nine months ended September 30, 2009 which included: a $18.3 million deferred purchase consideration payment (inclusive of $1.5 million of imputed interest) made in June 2009 as part of the Accuro Acquisition; $12.3 million for investment in software development; and $9.2 million of capital expenditures that were primarily related to the infrastructure growth in our RCM segment.
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
Financing Activities.
     Financing activities used $28.0 million of cash for the nine months ended September 30, 2010. We received $9.1 million from the issuance of common stock related to equity award exercises and $5.1 million from the excess tax benefit associated with those exercises. This was offset by payments made on our credit facility of $41.7 million (comprised of a voluntary prepayment on our term loan of $28.5 million, our 2009 excess cash flow payment of $11.3 million and $1.9 million in mandatory quarterly principal payments) in addition to payments of $0.5 million that were made on our finance obligation. Our credit agreement requires an annual payment of excess cash flow which we expect to pay in the first quarter of 2011 provided our consolidated leverage ratio is more than 1.5 to 1.0.
     Financing activities used $0.9 million of cash for the nine months ended September 30, 2009. We borrowed $71.8 million on our credit facility during the period. We also received $8.3 million from the issuance of common stock and $6.1 million from the excess tax benefit from the exercise of stock options. These were offset by payments made on our credit facility of $86.6 million and $0.5 million that were made on our finance obligation.
Off-Balance Sheet Arrangements and Commitments
     We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building located in Cape Girardeau, Missouri under a finance obligation. We do not believe that this letter of credit will be drawn.
     We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of September 30, 2010 for each respective year (in thousands):

	Amount
	(Unaudited)
2010	$2,781	(1)
2011	9,088
2012	7,974
2013	7,671
2014	6,911
Thereafter	20,179

Total future minimum rental payments	$54,604

(1)	Represents the remaining rental payments due during the fiscal year ending December 31, 2010.

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
     The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited, in thousands)
Net income	$8,461	$5,896	$17,275	$9,976
Depreciation	5,235	3,125	14,068	9,020
Depreciation (included in cost of revenue)	726	616	2,167	1,836
Amortization of intangibles, acquisition related	5,596	7,018	17,706	21,029
Amortization of intangibles (included in cost of revenue)	139	185	509	555
Interest expense, net of interest income(1)	3,201	4,255	10,886	13,994
Income tax expense	5,685	3,613	11,477	6,196

EBITDA	29,043	24,708	74,088	62,606
Share-based compensation(2)	2,142	3,951	8,653	12,911
Rental income from capitalizing building lease(3)	(110)	(110)	(329)	(329)
Purchase accounting adjustment(4)	—	(1)	—	203
Acquisition-related charges(5)	2,482	—	4,351	—

Adjusted EBITDA	$33,557	$28,548	$86,763	$75,391

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed

Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements filed in our annual report on Form 10-K for the year ended December 31, 2009 for further discussion of this rental income.

(4)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the acquisition date for Accuro. The reduction of the deferred revenue balance materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations. In 2010, these adjustments will no longer be reconciling items related to acquired deferred revenue balances because the amounts were fully amortized in 2009. We may have this adjustment in future periods if we have any new acquisitions.

(5)	These charges reflect (i) due diligence and acquisition-related expenses pertaining to merger and acquisition activities relating to an unsuccessful acquisition attempt amounting to $1.0 million and $2.9 million for the three and nine months ended September 30, 2010, respectively; and (ii) acquisition-related expenses associated with the Broadlane Acquisition amounting to $1.5 million for the three and nine months ended September 30, 2010, respectively. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Per share data	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
EPS — diluted	$0.14	$0.10	$0.29	$0.17
Pre-tax non-cash, aquisition-related intangible amortization	0.10	0.12	0.31	0.38
Pre-tax non-cash, share-based compensation(1)	0.04	0.07	0.15	0.22
Pre-tax acquisition-related charges(2)	0.04	—	0.07	—

Tax effect on pre-tax adjustments(3)	(0.07)	(0.07)	(0.21)	(0.23)

Non-GAAP cash EPS — diluted	$0.25	$0.22	$0.61	$0.54

Weighted average shares — diluted (in 000s)	59,786	57,855	59,340	57,223

(1)	Represents the per share impact, on a tax-adjusted basis of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the per share impact, on a tax-adjusted basis of (i) due diligence and acquisition-related expenses relating to an unsuccessful acquisition attempt; and (ii) acquisition-related expenses associated with the Broadlane Acquisition. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	This amount reflects the tax impact to the adjustments used to derive Non-GAAP diluted cash EPS. The Company uses its effective tax rate for each respective period to tax effect the adjustments. The effective tax rate for the three months ended September 30, 2010 and 2009 was 40.2% and 38.0%, respectively. The effective tax rate for the nine months ended September 30, 2010 and 2009 was 39.9% and 38.3%, respectively.
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
     In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance is applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance will impact our arrangements with one-time or nonrecurring performance fees that are contingent upon achieving certain results. Historically, we have recognized these types of performance fees in the period the respective performance target has been met. Upon adoption of this guidance on January 1, 2011, these performance fees will be recognized proportionately over the contract term. We are continuing to assess the impact of the adoption of this update on our Condensed Consolidated Financial Statements.
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
     Interest rate risk. We had outstanding borrowings on our term loan and revolving credit facility of $173.5 million as of September 30, 2010. The term loan and revolving credit facility bear interest at LIBOR plus an applicable margin.
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
     As such, the fair value of the derivative will be recorded on our Consolidated Balance Sheet. The interest rate swap matures on March 31, 2012. As of September 30, 2010, the interest rate swap had a negative market value of $1.7 million ($1.0 million net of tax). The liability is included in other long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010. The unrealized loss is recorded in other comprehensive loss, net of tax, in the Condensed Consolidated Statement of Stockholders’ Equity.
     We considered the credit worthiness of the counterparty of the hedged instrument. We believe the swap is probable of occurring given the size, international presence and track record of the counterparty to perform under the obligations of the contract and that the counterparty is not at risk of default that would change the highly effective status of the hedged instrument.
     On June 24, 2008 (effective June 30, 2008), we entered into an interest rate collar to hedge our interest rate exposure on a notional $155.0 million of our outstanding term loan credit facility. The collar expired on June 30, 2010. The collar set a maximum interest rate of 6.00% and a minimum interest rate of 2.85% on the three-month LIBOR applicable to a notional $155.0 million of term loan debt. This collar effectively limited our LIBOR interest exposure on this portion of our term loan debt to within that range (2.85% to 6.00%). The collar did not hedge the applicable margin payable to our lenders on our indebtedness. Settlement payments were made between the hedge counterparty and us on a quarterly basis, coinciding with our term loan installment payment dates, for any rate overage on the maximum rate and any rate deficiency on the minimum rate on the notional amount outstanding.
     A hypothetical 100 basis point increase or decrease in LIBOR, which would represent potential interest rate change exposure on our outstanding unhedged portion of our term loan and revolving credit facility, would have resulted in an insignificant change to our interest expense for the three and nine months ended September 30, 2010, respectively.
     We anticipate that we will enter into a number of financing arrangements to fund the Broadlane Acquisition. The anticipated increase in our indebtedness will cause a significant increase in our interest expense for the remainder of 2010 and in future periods. We expect to terminate our existing interest rate swap after the new financing is obtained and to enter into one or more interest rate derivative instruments.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any control or procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship regarding the potential utilization of certain controls and procedures.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting for the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

Item 1A.	Risk Factors
Risks related to the Broadlane Acquisition
We may experience difficulties in integrating Broadlane’s business and the anticipated benefits of the Broadlane Acquisition may not be realized fully (or at all) and may take longer to realize than expected.
     Our future performance will depend in large part on whether we can successfully integrate the Broadlane business, which would be our largest acquisition to date, in an effective and efficient manner. Integrating our business with the Broadlane business will be a complex, time-consuming and expensive process and involve a number of risks, including:
•	the diversion of our management’s attention, as integrating the operations and assets of the acquired business will require a substantial amount of our management’s time;
•	difficulties associated with assimilating the operations of the acquired business, including differing technology, business systems and corporate cultures;
•	increased demand from customers for pricing concessions based on the broader product offering;
•	the ability to achieve operating and financial synergies anticipated to result from the Broadlane Acquisition;
•	greater than expected costs of integration; and
•	failure to retain key personnel and customers of Broadlane.
     Delays or unexpected difficulties or additional costs in the integration process could have a material adverse effect on our business, financial condition and results of operations. Even if we are able to integrate the Broadlane business successfully, this integration may not result in the realization of the full benefits of synergies, cost savings, revenue enhancements, growth, operational efficiencies and other benefits that we expect. We cannot assure you that we will successfully integrate the Broadlane business with our business or achieve the desired benefits from the Broadlane Acquisition within a reasonable period of time or at all.
Uncertainty regarding the Broadlane Acquisition may cause actual or potential customers, suppliers, distributors and others to delay or defer decisions concerning Broadlane or us, which may have a material adverse effect on our or Broadlane’s business, financial condition or results of operation.
     In response to the announcement or completion of the Broadlane Acquisition, actual or potential customers, suppliers, distributors, resellers and others may delay or defer purchasing, supply or distribution decisions or otherwise alter existing relationships with us or Broadlane. Prospective customers could be reluctant to purchase our and Broadlane’s products and services due to uncertainty about the direction of the combined company’s products and services and willingness to support and service existing products and services, given the differences between our service offerings and those of Broadlane. Existing customers, suppliers and distributors of Broadlane and the Company may seek to terminate and/or renegotiate their relationships with the combined company as a result of the Broadlane Acquisition. Existing customers may not accept new products or continue as customers of the combined company, and the combined company may fail to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company. These and other actions by customers, suppliers, distributors, resellers or others could negatively affect the business of the combined company.
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
     In recent years, the group purchasing industry and some of its largest purchasing customers have been reviewed by the Senate Judiciary Subcommittee on Antitrust, Competition Policy and Consumer Rights for possible conflict of interest and restraint of trade violations. As a response to the Senate Subcommittee inquiry, our company joined other GPOs to develop a set of voluntary principles of ethics and business conduct designed to address the Senate’s concerns regarding anti-competitive practices. The voluntary code was presented to the Senate Subcommittee in March 2006. In addition, we maintain our own Standards of Business Conduct that provide guidelines for conducting our business practices in a manner that is consistent with antitrust and restraint of trade laws and regulations. There has not been any further inquiry by the Senate Subcommittee since March 2006. On August 11, 2009, we, and several other GPOs, received a letter from Senators Charles Grassley, Herb Kohl and Bill Nelson requesting information concerning the different relationships between and among our GPO and its clients, distributors, manufacturers and other vendors and suppliers, and requesting certain information about the services the GPO performs and the payments it receives. On September 25, 2009, we and several other GPOs received a request for information from the Government Accountability Office (GAO), also concerning our GPO’s services and relationships with our clients. Subsequently, we, and other GPOs, received follow-up requests for additional information. We fully complied with all of these requests. On September 27, 2010, the GAO released a report titled “Group Purchasing Organizations — Services Provided to Customers and Initiatives Regarding Their Business Practices”. On that same day, the Minority Staff of the Senate Finance Committee released a report titled “Empirical Data Lacking to Support Claims of Savings with Group Purchasing Organizations”.
     Congress, the Department of Justice, the Federal Trade Commission or other state or federal governing entity could at any time open a new investigation of the group purchasing industry, or develop new rules, regulations or laws governing the industry, that could adversely impact our ability to negotiate pricing arrangements with vendors, increase reporting and documentation requirements, or otherwise require us to modify our arrangements in a manner that negatively impacts our business and financial results. We may also face private or government lawsuits alleging violations arising from the concerns articulated by these governmental actors. We are involved on an ongoing basis in litigation, arising in the ordinary course of business or otherwise, which from time to time may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. The outcome of litigation cannot be predicted with certainty and adverse litigation outcomes could adversely affect our financial results.
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
     In addition, in February 2009 the United States Congress enacted the HITECH Act, as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act requires that hospitals and health systems make investments in their clinical information systems, including the adoption of electronic medical records. While we believe that increased emphasis on electronic medical records by hospitals and health systems will also drive demand for SaaS-based tools, such as ours, to help rationalize and standardize patient and clinical data for efficient and accurate use, we cannot be certain that such demand will materialize nor can we be certain that we will be benefit from it.
     Further, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”), amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. The law includes provisions to tie Medicare provider reimbursement to health care quality and incentives; mandatory compliance programs; enhanced transparency disclosure requirements; increased funding and initiatives to address fraud and abuse; and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services, among many others. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of health care services. Likewise, many states have adopted or are considering changes in health care policies as a result of state budgetary shortfalls. We do not know what effect the federal Affordable Care Act or state law proposals may have on our business.
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
     With the enactment of the HITECH Act, the privacy and security requirements of HIPAA have been modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. As such, and upon the enforcement date of a forthcoming final regulation implementing the HITECH Act’s privacy and security provisions, we will be required to directly comply with certain aspects of the Privacy and Security Rules, and will also be subject to enforcement for a violation of HIPAA standards. Significantly, the HITECH Act also establishes new mandatory federal requirements for both covered entities and business associates regarding notification of breaches of unsecured protected health information. These breach notification requirements are currently effective and being enforced.
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
     We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the associated costs of compliance. For example, the federal Office of the National Coordinator for Health Information Technology, or ONCHIT, is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of electronic health records (EHRs) in the healthcare sector. In October 2010, the Certification Commission for Health Information Technology (CCHIT) announced it has tested and certified 33 electronic health record products under the Commission’s ONC-ATCB program, which certifies that the EHRs are capable of meeting the 2011/2012 criteria supporting Stage 1 meaningful use as approved by the Secretary of Health and Human Services. The certifications include 19 Complete EHRs, which meet all of the 2011/2012 criteria for either eligible provider or hospital technology, and 14 EHR Modules, which meet one or more — but not all — of the criteria. We are yet unable to predict what, if any, impact the creation of such standards will have on our products, services or compliance costs.

     Failure by us to comply with any of the federal state standards regarding patient privacy, identity theft prevention and detection, and data security may subject us to penalties, including civil monetary penalties and in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain customers and attract new customers.
     There have been no other material changes in the risk factors as disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     During the nine months ended September 30, 2010, we issued approximately 49,000 unregistered shares of our common stock in connection with stock option exercises related to stock options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.1 million in consideration in connection with these stock option exercises.
     These issuances of our common stock were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act, or Regulation D or Rule 701 promulgated thereunder, as transactions by an issuer not involving any public offering.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Removed and Reserved
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit
No.	Description of Exhibit
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ JOHN A. BARDIS Name: John A. Bardis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	October 28, 2010

/s/ L. NEIL HUNN Name: L. Neil Hunn	Chief Financial Officer (Principal Financial Officer)	October 28, 2010

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith