Form 10-K
period 2010-12-31
MEDASSETS INC
filed 2011-03-01
CIK 1254419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,023,887,585 based on the closing sale price of the Common Shares on the Nasdaq Global Select Market on that date. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

The number of shares of Common Stock outstanding at February 18, 2011 was 58,509,130.

Documents incorporated by reference

Portions of the Registrant’s Proxy Statement (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of December 31, 2010), for the annual meeting of shareholders, are incorporated by reference in Part III.

MEDASSETS, INC.

PART I

Unless the context indicates otherwise, references in this Annual Report to “MedAssets,” the “Company,” “we,” “our” and “us” mean MedAssets, Inc., and its subsidiaries and predecessor entities.

NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” (as defined in Section 27A of the U.S. Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the “Exchange Act”) that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Words such as “anticipates,” “believes,” “plans,” “expects,” “intends,” “aims,” “estimates,” “projects,” “targets,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. For purposes of this Annual Report on Form 10-K, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements reflect our current beliefs and expectations and are based on information currently available to us. As such, no assurance can be given that our future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. We have no intention or obligation to update or revise these forward-looking statements to reflect new events, information or circumstances.

Such forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described under the heading “Risk Factors” in Part I, Item 1A. herein and elsewhere in this Annual Report on Form 10-K.

ITEM 1.	BUSINESS

Overview

MedAssets is headquartered in Alpharetta, Georgia, and was incorporated in 1999. We provide technology-enabled products and services (“solutions”) that, together, help mitigate the increasing financial pressures faced by hospitals, health systems, and other non-acute healthcare providers. These pressures include lower revenues due to shortfalls in and the increasing complexity of healthcare reimbursement, rising bad debt and higher levels of uncompensated care delivery, and higher costs resulting from increasing operational complexity, increasing clinical acuity and increasing supply costs. According to a survey of not-for-profit hospitals by Moody’s Investor Service, the median hospital operating margins were 2.3% in 2009, and 19% of the surveyed hospitals reported an operating loss for the year. We believe that hospital and health system operating margins will remain under long-term and continual financial pressure due to shortfalls in available government reimbursement, commercial insurance pricing leverage, and continued escalation of supply utilization and operating costs.

Our solutions are designed to improve operating margins and cash flow for our customers, which are primarily hospitals and health systems. We believe implementation of our full suite of solutions has the potential to improve customer operating margins by 1.5% to 5.0% of revenues by increasing revenue capture, decreasing supply costs and improving clinical resource utilization. The sustainable financial improvements provided by our solutions typically occur in a matter of months and can be quantified and confirmed by our customers. Our solutions integrate with our customers’ existing operations and enterprise software systems, and require minimal upfront costs or capital expenditures.

Our technology-enabled solutions are delivered primarily through company-hosted software, sometimes referred to as software as a service (“SaaS”) or Web-based applications, supported by implementation, consulting and outsourced services and consulting, as well as enterprise-wide sales and customer management and support. Our Web-based applications employ the concept of cloud computing by using the Internet to scale product management and development resources through dynamic data access without depending on a system’s physical location and configuration. We employ an integrated, customer-centric approach to delivering our solutions which, when combined with the ability to deliver measurable financial improvement, has resulted in high retention of our large health system customers, and, in turn, a predictable base of stable, recurring revenue. Our ability to expand the breadth and value of our solutions over time has allowed us to develop strong relationships with our customers’ senior management teams.

Our success in improving our customers’ ability to increase revenue and manage supply expense has driven substantial growth in our customer base and has allowed us to expand sales of our products and services to existing customers. These factors have contributed to our compounded annual net revenue growth rate of approximately 27.9% over our last five fiscal years. Our customer base currently includes more than 180 health systems and, including those that are part of our health system customers, over 4,000 acute care hospitals and more than 90,000 ancillary or non-acute provider locations. Beginning January 1, 2011, our Spend Management segment was renamed Spend and Clinical Resource Management (“SCM”) to reflect the broader clinical resource utilization and performance management capabilities of the organization. Our SCM segment manages more than $41 billion of annual supply spend by healthcare providers, including over $24 billion of annual spend through our group purchasing organization (“GPO”), on behalf of more than 2,500 hospital customers. Our Revenue Cycle Management segment (“RCM”) currently has more than 2,200 hospital customers, which makes us one of the largest providers of revenue cycle management solutions to hospitals.

We deliver our solutions through our two business segments, Spend and Clinical Resource Management and Revenue Cycle Management:

•	Spend and Clinical Resource Management. On November 16, 2010, we completed the acquisition of The Broadlane Group (“Broadlane” and such acquisition, the “Broadlane Acquisition”), a leading provider of group purchasing, clinical and lean process consulting, supply chain outsourcing, procurement services, capital equipment lifecycle management, and workforce optimization solutions. With the addition of Broadlane, our SCM segment provides a comprehensive suite of cost management services, supply chain analytics and data capabilities that help our customers manage many of their high expense categories. Our solutions lower supply costs and help to improve clinical resource utilization through our strategic sourcing of supplies and purchased services at discounted prices, as well as the use of our clinical consulting services and business analytics and intelligence tools. Based on our analysis of certain customers that have implemented a portion of our products and services, we estimate that implementation of our full suite of SCM solutions has the potential to decrease a typical health system’s supply expenses by 3% to 10%, which equates to an increase in operating margin of 0.5% to 2.0% of revenue.

•	Revenue Cycle Management. Our RCM segment provides a comprehensive suite of products and services spanning the revenue cycle workflow — from patient access and financial responsibility, charge capture and integrity, pricing analysis, claims processing and denials management, payor contract management, revenue recovery and accounts receivable services. Our workflow solutions, together with our data management, compliance and audit tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance. Based on our analysis of certain customers that have implemented a portion of our products and services, we estimate that implementation of our full suite of revenue cycle management solutions has the potential to increase a typical health system’s net patient revenue by 1.0% to 3.0%.

We believe that we are well positioned to deliver customer-specific solutions to the market as hospitals, health systems and non-acute providers continue to face the financial pressures that are endemic and long-term to the healthcare industry and particularly acute in today’s economic climate. We have leveraged the scale and scope of our Revenue Cycle Management and Spend and Clinical Resource Management businesses to develop a strong understanding and unique base of content regarding the environment in which hospitals and health systems operate. With the benefit of this insight, we develop solutions that are designed to strengthen the discrete financial and operational weaknesses across our customers’ revenue cycle, supply chain and clinical resource management operations.

Industry

According to the U.S. Centers for Medicare & Medicaid Services, or CMS, spending on healthcare in the United States was estimated to be $2.5 trillion in 2009, or 17.3% of United States Gross Domestic Product, or GDP. Healthcare spending is projected to reach almost $4.5 trillion by 2019, or 19.3% of GDP. In 2009, spending on hospital care was estimated to be $760.6 billion, representing the single largest component. According to the American Hospital Association, the U.S. healthcare market has approximately 5,800 acute care hospitals, of which nearly 2,900 are part of health systems. A health system is a healthcare provider with a range of facilities and services designed to deliver care more efficiently and to compete more effectively to increase market share. The non-acute care market consists of nearly 550,000 healthcare facilities and providers, including outpatient medical centers and surgery centers, medical and diagnostic laboratories, imaging and diagnostic centers, home healthcare service providers, long term care providers, and physician practices.

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

Hospitals in particular continue to deal with intense financial pressures that are creating even greater cash flow challenges and bad debt risk. The slowdown in the U.S. economy has resulted in, and may continue to result in, increased costs of capital and decreased liquidity for hospitals. The macroeconomic environment is also forcing higher unemployment rates and adding to the rolls of the uninsured, which could lead to lower levels of reimbursement and a greater percentage of uncompensated care. In addition, supply cost increases forced by rising raw material costs in food production and the manufacture of medical products over the long term may result in hospital supply costs increasing at a faster rate than net revenue.

Hospital and Health System Reimbursement Complexity

Hospitals typically submit multiple invoices to a large number of different payors, including government agencies, commercial insurance companies and private individuals, in order to collect payment for the care they provide. The delivery of an individual patient’s care depends on the provision of a large number and wide range of different products and services, which are tracked through numerous clinical and financial information systems across various hospital departments, resulting in invoices that are usually highly detailed and complex. For example, a hospital invoice for a common surgical procedure can reflect over 200 unique charges or supply items and other expenses. A fundamental component of a hospital’s ability to bill for these items is the maintenance of an up-to-date, accurate chargemaster file, which can consist of over 40,000 individual charge items.

In addition to requiring intricate operational processes to compile appropriate charges and claims for reimbursement, hospitals must also submit these claims in a manner that adheres to numerous payor claim formats and properly reflects individually contracted payor reimbursement rates. For example, some hospitals rely on accurate billing adjudication and payment from over 50 contracted payors that are linked to thousands of independent insurance plans, inclusive of private individuals, in order to be compensated for the patient care they provide. Upon receipt of the claim from a hospital, a payor proceeds to verify the accuracy and completeness of, or adjudicate, the claim to determine the appropriateness and accuracy of the corresponding payment to the hospital. If a payor denies payment for any or all of the amount of the claim, the hospital must determine the reason for the denial and then amend and/or resubmit the claim to the payor.

Unsustainable Hospital and Health System Costs and Supply Expenses

We estimate that the supplies and non-labor services used in conjunction with the delivery of hospital care account for approximately 30% of overall hospital costs. These costs include commodity-type medical-surgical supplies, medical devices, branded and generic pharmaceuticals, laboratory supplies, food and nutritional products and purchased services. Hospitals are required to purchase many different types of supplies and services as a result of the wide range of medical care that they administer to patients. For example, it is common for hospitals to maintain supply cost and pricing information on over 35,000 different product types and models in their internal supply record-keeping systems, or master item files.

Hospitals often rely on GPOs, which aggregate hospitals’ purchasing volumes, to help manage supply and service costs. The Health Industry Group Purchasing Association, (“HIGPA”), estimates that GPOs save hospitals and health systems between 10 and 15% on these purchases by negotiating discounted prices with manufacturers, distributors and other vendors. These discounts have driven widespread adoption of the group-purchasing model. GPOs contract with suppliers directly for the benefit of their customers, but they do not take title or possession of the products for which they contract; nor do GPOs make any payments to the vendors for the products purchased by their customers. GPOs primarily derive their revenues from administrative fees earned from vendors based on a percentage of dollars spent by their hospital and health system customers. Vendors discount prices and pay administrative fees to GPOs because GPOs provide access to a large customer base, thus reducing sales and marketing costs and overhead associated with managing contract terms with a highly fragmented provider market.

Market Opportunity

We believe that the endemic, persistent and growing healthcare industry pressures provide us substantial opportunities to assist hospitals and health systems to increase net revenue and reduce supply expense. We estimate the total addressable market for our RCM and SCM solutions in the United States to be more than $12 billion.

Reimbursement Complexities and Pressures

Hospitals and health systems are faced with complex and changing reimbursement rules across the government agency and managed care payor categories, as well as the challenge of collecting an increasing percentage of revenue directly from individual patients. Key reimbursement complexities and pressures include:

•	Patient Protection and Affordable Care Act. In March 2010, the Patient Protection and Affordable Care Act (PPACA) and the Health Care and Education Reconciliation Act were signed into law. The laws focus, among other things, on reform of the private health insurance market to provide coverage for uninsured individuals and better coverage for those with pre-existing conditions, as well as to improve prescription drug coverage in Medicare. It is estimated that as many as 30 million uninsured individuals will gain coverage by 2019. It also provides for the commencement of health insurance exchanges as a new market place where individuals and small businesses can compare policies and premiums, and buy insurance with a government subsidy, if eligible. In addition, the PPACA is creating the advent of accountable care organizations (ACOs) to promote accountability by healthcare providers and payors for a patient population, and has established various pilot projects to understand the impact and benefits of various bundled reimbursement methodologies.

While coverage of uninsured may mean fewer unpaid hospital bills, the care provided to the newly insured is expected to be reimbursed at below-current Medicare/Medicaid rates. Any short-term benefit for healthcare providers may also be offset by a decrease in funding for uncompensated care, reductions in Medicare and Medicaid payments, penalties for adverse outcomes, and the challenges of supporting increased utilization of healthcare services.

•	Government agency reimbursement. In 2007, the U.S. government increased the number of billable codes for medical procedures in an effort to increase the accuracy of Medicare reimbursement, mandating the implementation of 745 new medical severity-based, diagnosis-related groups, (“DRGs”), to replace the 538 current DRGs. In addition, U.S. healthcare providers will be required to move from the ICD-9 (International Statistical Classification of Diseases and Related Health Problems) system to ICD-10, a much more complex coding scheme for documenting diagnoses and procedures totaling approximately 155,000 different codes, approximately ten times the more than 14,400 ICD-9 code set, in order to comply with World Health Organization standards as early as 2013. The U.S. Department of Health and Human Services (HHS) is also requiring that healthcare providers, payors and clearinghouses be compliant with version 5010 of the HIPAA transaction and code set standards for eligibility, claims status, referrals, claims and remittances by January 1, 2012. These recent and future coding changes require hospitals to change their systems and processes to implement these new codes in order to submit compliant Medicare invoices required for payment, thereby straining existing information technology.

CMS has multiple initiatives to prevent improper payments before a claim is paid, and to identify and recover improper payments after a claim has been paid. For example, in 2006 CMS awarded contracts to Recovery Audit Contractors (RACs) designed to guard the Medicare Trust Fund by reviewing healthcare provider actions, auditing provider claims, and identifying and working to recoup overpayments made by Medicare to hospitals. This Medicare RAC program was expanded to all 50 states in 2010. In addition, with the passage of the Deficit Reduction Act of 2005, the Department of Health and Human Services established a Medicaid Integrity Program to provide CMS with the resources necessary to combat fraud, waste and abuse in Medicaid. Under the proposed Medicaid rule, states were to establish Medicaid RAC programs by the end of 2010, and timing of a requirement for full program implementation is pending.

•	HITECH Act. In February 2009, the United States Congress enacted the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act requires that hospitals and health systems make investments in their clinical information systems. Given that financial incentives under the HITECH Act begin to be earned in 2010, the initial payments may not be sufficient to fund the government mandated clinical system improvements. Many healthcare providers are directing their limited capital dollars toward the implementation of clinical information systems, which could present opportunities for the Company to offer its financial improvement-focused products and services to help offset the additional financial pressures being placed on these institutions.

•	Managed care reimbursement. Employers typically provide medical benefits to their employees through managed care plans that can offer a variety of indemnity, preferred provider organization, (“PPO”), health maintenance organization, (“HMO”), point-of-service, (“POS”), and consumer-directed health plans. Each of these plans has individual network designs and pre-authorization requirements, as well as co-payment, co-insurance and deductible profiles. These varying profiles are difficult to monitor and frequently result in the submission of invoices that do not comply with applicable payor requirements.

•	Individual payors. According to CMS, consumer out-of-pocket payments for health expenditures increased to $283.5 billion in 2009 from $200 billion in 2001. Furthermore, many employer-sponsored plans have benefit designs that require large out-of-pocket expenses for individual employees. Traditionally, hospitals and health systems have developed billing and collection processes to interact with government agency and managed care payors on a high-volume, scheduled basis. The advent of consumer-directed healthcare, or high-deductible health insurance plans, requires hospitals and health systems to invoice patients on an individual basis. Many hospitals and health systems do not have the operational or technological infrastructure required to successfully manage a high volume of invoices to individual payors.

Provider Cost Complexities and Pressures

Hospitals and health systems face increasing cost pressures caused by the continued increase of supply prices, technological innovation and complexities inherent in procuring the vast number and quantity of supplies and medical devices required for the delivery of care, as well as the anticipated impact of health insurance reform initiatives. Key cost complexities and pressures include:

•	Increased patient volumes and lower reimbursement from health insurance coverage. While coverage of an estimated 30 million uninsured individuals by 2019 may mean fewer overall unpaid hospital bills as part of PPACA, the care provided to the newly insured is expected to be reimbursed at below-current Medicare/Medicaid rates. Any short-term benefit for healthcare providers may also be offset by a decrease in funding for uncompensated care, reductions in Medicare and Medicaid payments, penalties for adverse outcomes, and the challenges of supporting increased utilization of healthcare services.

•	Pricing pressure due to technological innovation. Historically, advances in specific therapies and technologies have resulted in higher priced supplies for hospitals, which have significantly decreased the profitability associated with a number of the medical procedures that hospitals perform. For implantable medical devices in particular, hospitals often have a limited ability to mitigate high unit costs because practicing physicians, who are usually not employed by the hospital, often prefer to choose the specific devices that will be used in the delivery of care. Furthermore, device vendors frequently market directly to the physicians, which reinforce physician preference for specific devices. Although hospitals are required to procure and pay for these devices, their ability to manage the costs is limited because the hospitals cannot influence the purchasing decision in the same way they are able to with other medical supplies.

•	Supply chain complexities. Despite the use of GPOs to obtain discounts on supplies, hospitals and health systems often do not optimally manage their supply costs due to decentralized purchasing decisions and varying clinical preferences. In addition, hospital supply procurement is highly complex given the vast number of supplies purchased subject to frequently changing contract terms. As a result, supplies are often purchased without a manufacturer contract, or off-contract, which results in higher prices. Furthermore, hospitals often fail to aggregate purchases of commodity-type supplies to take advantage of discounts based on purchase volume, or to recognize when they have qualified for these discounts.

•	Hospitals focus on clinical care. As organizations, hospitals have historically devoted the majority of their financial and operational resources to investing in people, technologies and infrastructure that improve the level and quantities of clinical care that they can provide. In part, this focus has been driven by hospitals’ historical ability to capture higher reimbursement for innovative, more sophisticated medical procedures and therapeutic specialties. Since hospitals’ overall financial and operational resources are limited, investments in higher quality clinical care have often come at the expense of investment in other infrastructure systems, including revenue capture, billing, and materials management. As a result, existing hospital operations and financial and information systems are often ill-suited to manage the increasing complexity and ongoing change that are inherent to the current reimbursement environment and supply procurement process.

MedAssets’ Solutions

Our technology-enabled solutions enable healthcare providers, primarily hospitals and health systems, to reverse the trend of expenses increasing at a greater rate than revenue. Our RCM solutions increase revenue capture and collection rates for healthcare providers by analyzing complex information sets, such as chargemasters and payor rules, to facilitate compliance with regulatory and payor requirements and the accurate and timely submission and tracking of invoices or claims. Our SCM solutions reduce expenses through focused or comprehensive supply chain and clinical resource utilization services that use data and analytics, such as master item files and hospital purchasing data, to identify opportunities for savings and process improvement. This enables us to assist our customers in negotiating discounts on specific high-cost physician preference items and pharmaceuticals and allows our customers to optimize purchasing of supplies and services as well as to engage physicians in the total cost management reduction process.

Our Competitive Strengths

Key elements of our competitive strengths include:

•	Comprehensive and flexible suite of solutions. Our proprietary applications are primarily delivered through SaaS-based software and are designed to integrate with our customers’ existing systems and work processes, rather than replacing enterprise software systems. As a result, our solutions are scalable and generally require minimal or no upfront investment by our customers. In addition, our products have been recognized as industry leaders, with our claims management and payor contract management software tools retaining its #1 ranking for the fifth consecutive year by KLAS Enterprises LLC, a research firm specializing in monitoring and reporting the performance of healthcare vendors. Moreover, we can offer our customers an opportunity to leverage our comprehensive and flexible set of product and service capabilities in order to help transform their operations through fundamental and sustainable process change and to increase cost savings, revenue capture and/or cash flows.

•	Superior proprietary data. Our solutions are supported by proprietary databases compiled by leveraging the breadth of our customer base and product and service offerings over a period of years. We believe our databases are the industry’s most comprehensive, including our proprietary master item file containing approximately two million different product types and models, our chargemaster containing over 190,000 distinct charges, and our databases of governmental and other third-party payor rules and comprehensive pricing data. In addition, we integrate a hospital’s revenue cycle and spend management data sets to help ensure that all chargeable supplies are accurately represented in the hospital’s chargemaster, resulting in increased revenue capture and enhanced regulatory compliance. This content also enables us to provide our customers with spend management decision support and analytical services, including the ability to effectively manage and control their contract portfolios and monitor pricing, tiers and market share. The breadth and scale of our customer base and product and service offerings enhances our ability to continually update our proprietary databases, ensuring that our data remains current and comprehensive.

•	Experienced and driven sales force & client management team. We employ highly-trained and focused sales and customer service teams of approximately 380 people. Our sales and customer service teams provide national coverage for establishing and managing customer relationships and maintain close relationships with senior management of hospitals and health systems, as well as other operationally-focused executives involved in areas of revenue cycle management and spend management. Our large sales and customer service teams allow us to have personnel that focus on enterprise sales, which we define as selling a comprehensive solution to healthcare providers, and on technical sales, which we define as sales of individual products and services. We utilize a highly-consultative sales process during which we gather extensive customer financial and operating data that we use to demonstrate that our solutions can yield significant near-term financial improvement. Our sales and customer service teams’ compensation is highly variable and designed to drive profitable growth in sales to both current customers and new prospects, and to support customer satisfaction and retention efforts. We expect to use our existing highly consultative sales and customer service teams and increased scale to drive additional growth across the combined company’s suite of products and solutions to both new and existing customers.

•	Long-term and expanding customer relationships. We collaborate with our customers throughout the duration of our relationships to ensure anticipated financial improvement is realized and to identify additional solutions that can yield incremental financial improvements. Our ability to provide measurable financial improvement and expand the value of our solutions over time has allowed us to develop strong relationships with our customers’ senior management teams. Our collaborative approach and ability to deliver measurable financial improvement has resulted in high retention of our large health system customers and, in turn, a predictable base of stable, recurring revenue. Our ability to expand the breadth and value of our solutions over time has allowed us to develop strong relationships with our customers’ executive and senior management teams.

•	Leading market position. We believe we hold a top three market share position in the two segments in which we operate. This relative market share advantage enables us to invest, at a greater level, in areas of our business to enhance our competitiveness through product innovation and development, sales and customer support, as well as employee training and development.

•	Proven management team and dynamic culture. Our senior management team has many years experience in the healthcare industry and with our company and has a proven track record of delivering measurable financial improvement for healthcare providers. We believe that our current management team has the expertise and experience to continue to grow our business by executing our strategy without significant additional headcount in senior management positions. Our management team has established a customer-driven culture that encourages employees at all levels to focus on identifying and addressing the evolving needs of healthcare providers and has facilitated the integration of acquired companies.

•	Successful history of growing our business and integrating acquired businesses. Since inception, we have successfully acquired and integrated multiple companies across the healthcare revenue cycle and spend management sectors. For example, in 2003, we extended our spend management solutions by acquiring Aspen Healthcare Metrics LLC, a performance improvement consulting firm, and created a platform for our revenue cycle management solutions by acquiring OSI Systems, Inc. (part of our RCM segment). We have enhanced the breadth of our solutions by acquiring XactiMed, Inc. (“XactiMed”) and MD-X Solutions Inc. (“MD-X”) in 2007, and Accuro Healthcare Solutions, Inc. (“Accuro”) in 2008, with products and services that are complementary to our own, and supporting these acquired products and services with our enterprise-wide sales, account management, consulting and implementation services, which has contributed to increases in our revenue.

Since completion of the acquisition of Broadlane in mid-November, 2010, we have implemented an integration plan to realize cost savings in 2011 through the business combination, and position our business for revenue growth opportunities over the next few years. We expect the operating plan being implemented for our SCM segment following the Broadlane Acquisition to set the stage for future revenue growth opportunities over the next few years as we create an enhanced value proposition to win more customers, cross-sell additional products and services into our current customer base, and realize the benefits of combining two complementary group purchasing contract portfolios.

Our Strategy

Our mission is to partner primarily with healthcare providers to enhance their financial strength through improved operating margins and cash flows. Key elements of our strategy include:

•	Capitalizing on strong industry fundamentals. The revenue cycle management and spend management industries have experienced strong growth over the past several years due to increasing financial pressures faced by hospitals and health systems. These include the increasing complexity of healthcare reimbursement, rising levels of bad debt and uncompensated care and significant increases in supply utilization and operating costs. We believe there is tremendous pressure on the United States healthcare system to reduce costs and transform the delivery system. Our Revenue Cycle Management solutions and more powerful combined Spend and Clinical Resource Management business will help our customers simultaneously capture greater revenue and reduce costs.

•	Continually improving and expanding our suite of solutions. We intend to continue to deploy our research and development team, proprietary databases and industry knowledge to further integrate our products and services and develop new financial improvement solutions for hospitals and healthcare providers. In addition to our internal research and development, we also intend to expand our portfolio of solutions through strategic partnerships and acquisitions that will allow us to offer incremental financial improvement to healthcare providers. Research and development of new products and the successful execution and integration of future acquisitions are integral to our overall strategy as we continue to expand our portfolio of products.

•	Further penetrating our existing customer base. We intend to use our long-standing customer relationships, large and experienced sales and customer service teams, and expanded breadth of SCM and RCM capabilities to increase the penetration rate for our comprehensive suite of solutions with our existing healthcare provider customers. We estimate the addressable market for existing customers to be a $4.1 billion revenue opportunity for our existing products and services. Within our large and diverse customer base, many of our customers utilize solutions from only one of our segments, and the vast majority of our customers use less than the full suite of our solutions.

•	Attracting new customers. We intend to utilize our large and experienced sales team to aggressively seek new customers. We estimate that the addressable market for new customers for our RCM and SCM solutions represents a $2.8 billion revenue opportunity for our existing products and services. We believe that our comprehensive and flexible suite of solutions and ability to demonstrate financial improvement opportunities through our highly-consultative sales process will continue to allow us to successfully differentiate our solutions from those of our competitors. The implementation of comprehensive or outsourced RCM and SCM services represents an additional revenue opportunity of more than $5 billion.

•	Leveraging operating efficiencies and economies of scale and scope. The design, scalability and scope of our solutions enable us to efficiently deploy a customer-specific solution for our customers principally through web-based SaaS technologies. As we add new solutions to our portfolio and new customers, we expect to leverage our current capabilities to reduce the average cost of providing our solutions to our customers.

•	Maintaining an internal environment that fosters a strong and dynamic culture. Our management team strives to maintain an organization of individuals who possess a strong work ethic and high integrity, and who are recognized for their dependability and commitment to excellence. We believe that this results in attracting employees who are driven to achieve our long-term mission of being the recognized leader in the markets in which we compete. We believe that dynamic, customer-centric thinking will be a catalyst for our continued growth and success.

Business Segments

We deliver our solutions through two business segments, Revenue Cycle Management and Spend and Clinical Resource Management (which we previously referred to as our Spend Management Segment). Information about our business segments should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Revenue Cycle Management Segment

Our RCM segment provides a comprehensive suite of products and services that span what has traditionally been viewed as the hospital revenue cycle. Progressing from a traditional revenue cycle solution, we have expanded the scope of revenue cycle to include products and services that may help to enhance the effectiveness of certain clinical and administrative functions performed within a hospital. We combine our revenue cycle workflow solutions with sophisticated decision support and business intelligence tools to increase financial improvement opportunities and regulatory compliance for our customers. Our suite of solutions provides us with significant flexibility in meeting customer needs. Some customers choose to actively manage their revenue cycle using internal resources that are supplemented with our solutions. Other customers have chosen a more comprehensive solution set that utilizes our full suite of products and services spanning the entire revenue cycle workflow. Regardless of the customer approach, we create timely, actionable information from the vast amount of data that exists in underlying customer information systems. In so doing, we enable financial improvement through successful process improvement, informed decision making, and implementation.

Revenue Cycle Technology and Services

Hospitals face unique content, data management, business process and claims processing challenges and can utilize our solutions to address these issues in the following stages of the revenue cycle workflow:

•	Patient access and financial responsibility. The initial point of patient contact and data collection during the admissions process is critical for efficient and effective claim adjudication. Our patient bill estimation, patient access workflow manager and process improvement tools and services promote accurate information and data capture, facilitate communication across revenue cycle operations and assist customers in identifying a patient’s ability to pay and the subsequent collection of payment.

•	Charge capture and revenue integrity. Many hospitals need to have processes that ensure implementation of a defensible pricing strategy and compliance with third-party and government payor rules. Our charge integrity solutions help establish and sustain revenue integrity by identifying missed charges on billed claims. Our chargemaster and pricing solutions and workflow capabilities help hospitals accurately capture services rendered and present those services for billing with appropriate and compliant coding consistent with the hospital’s pricing methodology and payor rules.

•	Strategic pricing. We maintain a proprietary charge benchmark database that we estimate covers services resulting in over 95% of a hospital’s departmental gross revenues. Through our tools, hospitals are able to establish defensible pricing based on comparative charging benchmarks as well as hospital-specific costs to increase revenue while providing transparency to pricing strategies.

•	Case management, coding and documentation. Many hospitals need tools and processes to ensure accurate documentation and coding that adheres to complex and changing regulatory and payor requirements. For example, payors deploy reimbursement mechanisms that shift length-of-stay cost risk to providers, which necessitates tools and processes to help providers manage ongoing payor authorization and concurrent denials management while the patient is being treated. Our solutions help customers improve workflow and management of covered days and length of stay to prevent denied days and reduced reimbursement in order to negotiate the complexities of documentation and coding and streamline the payor authorization communication channel.

•	Claims processing. Following aggregation of all necessary claim data by a hospital’s patient accounting system, a hospital must deliver claims to payors electronically. Our claims processing tools enhance the process with comprehensive edits and workflow technology to correct non-compliant claims prior to submission. The efficiency that this tool provides expedites processing and, by extension, receipt of cash while reducing the resources required to adjudicate claims.

•	Denials management and reimbursement integrity. The collection of reimbursable dollars requires successful payor management and communication, and a proactive approach to managing the accuracy of payor reimbursement of claims. Our contract management and denial management solutions help providers hold payors accountable for contracted terms and rates, and identify all underpayments and denials to recover all net revenue owed to our customers for services rendered. We also target problem areas that affect the bottom line to improve collection of receivables due from payors. We have coupled this workflow with reporting that provides transparency into the reimbursable dollars management process.

•	Revenue cycle and supply chain integration. Our CrossWalk® and CrossWalk for Pharmacy solutions, integrate a hospital’s supply chain and revenue cycle to provide side-by-side visibility into supply charge and cost data and the corresponding charges in the hospital’s chargemaster to ensure that all chargeable supplies are accurately represented in the chargemaster. These tools use our proprietary master item file containing approximately four million different product types and models and our proprietary chargemaster containing over 180,000 distinct charges.

Revenue Cycle Services

We employ our services and consulting expertise to help customers pinpoint the greatest areas to achieve operational improvements, and implement capabilities to deliver measurable and sustainable financial improvements in the following areas:

•	Revenue recovery and accounts receivable management. Our solutions help to ensure appropriate payment is received for the services provided. We help manage customers’ accounts receivable balance to accelerate payments and to increase net revenues. Our revenue recovery services collect additional cash by detecting inappropriate discounting and inaccurate payments by payors, including silent PPOs, recovering revenue from denied claims and providing Medicare RAC audit review and appeal services.

•	Comprehensive and outsourced services. Our senior consultants manage and drive the change process by developing a data-intensive assessment of revenue cycle performance and a customized plan for redesigning services and solutions. We then implement products and services to transform revenue cycle processes to help provide appropriate payment for services and generate improved margins and cash flow through operational efficiency.

Decision Support and Performance Analytics

Our decision support software provides customers with an integrated suite of business intelligence tools designed to facilitate hospital decision-making by integrating clinical, financial and operational information into a common data set for accuracy and ease of use across the organization. Key components include budgeting, cost accounting, cost management, contract analytics, clinical analytics and customer-defined key performance indicators such as profitability per referring physician and per procedure.

Beginning, January 1, 2011, our decision support services (“DSS”) and performance analytics business operations will become part of our Spend and Clinical Resource Management segment. This move will help us capitalize on the integration of our products and services, and to focus on offering data-driven tools and services to help bridge our customers’ clinical and financial gaps so they can produce the highest quality patient outcomes at the lowest cost. We will include DSS within our SCM performance analytics offerings going forward.

Spend and Clinical Resource Management Segment

Our SCM segment helps our customers manage a substantial portion of their high expense categories through a combination of group purchasing, medical device and clinical resource consulting (which includes implantable physician preference items, (“PPI”), utilization management and service line consulting), supply chain outsourcing and procurement services, capital equipment lifecycle management, lean process and workforce optimization solutions and business intelligence tools.

Strategic Sourcing

We focus on optimizing supply chain performance by identifying and delivering cost savings opportunities through a combination of technology and strategic contracting services to help build customized solutions encompassing the procurement of medical supplies, pharmaceuticals, food and nutrition items and capital equipment. Our strategic sourcing services help customers reduce total supply expense in their major spend areas as well as perform more efficiently and effectively.

•	Group purchasing. Our national portfolio of over 1,800 contracts with more than 1,150 manufacturers, distributors and other vendors provides our customers with access to a wide range of products and services, including: medical/surgical supplies; pharmaceuticals; laboratory supplies; capital equipment; information technology; food and nutritional products; and purchased services. We use our aggregate purchasing power to negotiate pricing discounts and improved contract terms with vendors. Contracted vendors pay us administrative fees based on the purchase price of goods and services sold to our healthcare provider customers purchasing under the contracts we have negotiated.

Our contract portfolio is designed to offer our healthcare provider customers with both a flexible solution comprised of multi-sourced supplier contracts, as well as a core group of sole-sourced contracts that offer the best discounts. Our multi-sourced contracts include pricing tiers based on purchase volume and multiple sources for many products and services. Our sole-source supplier contracts require that our customers commit to a high percentage of purchase volume from the specified supplier contracts to access greater savings. We constantly evaluate the depth, breadth and competitiveness of our contract portfolio, and adopted this evolving, driven strategy because of the varying needs of our customers and the significant number of factors, including overall size, service mix, for-profit versus not-for-profit status, and the degree of integration between hospitals in a health system, that influence and dictate their needs.

•	Capital Equipment services. We help healthcare providers deploy the right equipment to gain the lower total cost of ownership. We offer a broad capital equipment contract portfolio, and can provide an assessment of equipment needs to gauge the lifespan of existing equipment, relative to service agreements, clinical utilization, technology trends and replacement/upgrade options. We also provide technology-driven equipment planning to help customers complete their construction or remodeling project on time and under budget.

•	Construction services. We offer an integrated approach to construction project planning that helps gain greater fiscal control of the building process. Our services include a comprehensive front-end, detailed design/build feasibility study to improve accuracy of budgeting processes for project financing, as well as an engineering/building process to minimize future maintenance and maintain customer aesthetics. Overall project management, tracking, monitoring and reporting is delivered through Web-based technology portal, and savings can be achieved from aggregating and coordinating projects scheduled to begin in similar time frames.

Spend and Clinical Resource Management Services

Our SCM services use a combination of demonstrated best practices, leading-edge technology and experienced consultants to reduce clinical costs and increase operational efficiency. Our focus is on delivering significant and sustainable financial and operational improvement in the following areas:

•	PPI cost and utilization management. Implantable physician preference item costs represent approximately 40% of the total supply expense of a typical hospital. PPI includes expensive medical products and implantable devices (e.g., stents, catheters, heart valves, pacemakers, leads, total joint implants, spine implants and bone products) in the areas of cardiology, orthopedics, neurology, and other highly advanced and innovative service lines, as well as branded pharmaceuticals. We assist healthcare providers with PPI cost reduction by providing data and utilization analyses and pricing targets, and by facilitating the implementation and request for proposal processes for PPI in the following areas: cardiac rhythm management, cardiovascular surgery, orthopedic surgery, spine surgery and interventional procedures.

•	Outsourced services. We have over 400 professionals who oversee the supply chain spend for more than 100 hospitals through the direct management of the sourcing and contracting, purchasing, materials management and inventory management activities. Our teams of embedded employees work with hospital executives to set defined and measurable cost-reduction goals, leverage the most competitive supply contracts, use automation to streamline supply purchases, create new practices to accelerate distribution, and track performance to enable continuous improvement.

•	Procurement solutions. Through our National Procurement Center, this highly scalable operation handles the purchasing of supply chain products, consumable goods, purchased services and capital equipment for hospitals and other non-acute healthcare provider organizations. This service helps our customers increase efficiency and lower procurement-related expenses.

•	Workforce management. We help healthcare providers optimize internal and external clinical labor costs without sacrificing quality or service levels. We bring together a combination of our Web-based staff scheduling technology, agency nursing and allied healthcare sourcing, and vendor management services to optimize the staffing process and allow healthcare organizations to spend more time on providing patient care.

•	Process improvement consulting. Our teams of healthcare process improvement experts assess areas for improvement across all major departments and services in a healthcare organization, including the operating room, emergency department, pharmacy department, and nursing floors for example, and implement operational efficiency processes to increase throughput turnaround time.

•	Comprehensive service line improvement. We assist providers in evaluating their service lines and identifying areas for clinical resource improvement through a rigorous process that includes advanced data analysis of utilization, profitability and other operational metrics. Specific areas of our service line expertise include cardiac and vascular surgery, invasive cardiology and rhythm management, medical cardiology, orthopedic surgery, spine and neurology, and general surgery.

Performance Analytics and Data Management

Our performance analytics and data management tools are an integral part of our SCM solutions. These tools provide transparency into expenses, identify performance deficiencies and areas for operational improvement, and allow for monitoring and measuring results. Key components include:

•	Service Line Analytics. We offer a Web-based solution, supported by consulting services, for the ongoing control and management of supply costs. Using data from a hospital’s information systems, including clinical, financial and supply-cost data reported by service lines and diagnostic-related groups, (“DRGs”), we identify opportunities for cost reduction and develop a management plan to achieve improved operational and financial performance results.

•	Spend analytics and strategic information services. Our Web-based, spend analytics tools identify saving opportunities by isolating purchases by facility, category, manufacturer or contract, and to also identify identical or similar products available on private or GPO contracts. In addition, we provide our customers with analytical services to help effectively manage pricing and pricing tiers, monitor market share and identify cost-saving alternatives.

•	E-Commerce. We offer a proprietary e-commerce platform that links customers with their suppliers to automate the supply procurement process. This helps to lower transaction costs and increase labor efficiency and provides deep data and analytics of a customer’s own purchasing trends.

•	Customer master item file services. We believe we have one of the most comprehensive, proprietary supply item databases in the industry. We provide master item file services utilizing our proprietary master item file containing approximately two million items, which allows us to quickly identify and standardize customer supply data for timely and accurate reporting.

•	Electronic contract portfolio catalog. We establish and maintain a web-based contract warehouse that provides visibility, management and control of each customer’s supply contract portfolio.

Other Information About the Business

Customers

As of December 31, 2010, our customer base included over 180 health systems and, including those that are part of our health system customers, more than 4,000 acute care hospitals and approximately 90,000 ancillary or non-acute provider locations. Our group purchasing organization has contracts with more than 1,150 manufacturers, distributors and other vendors that pay us administrative fees based on purchase volume by our healthcare provider customers. The diversity of our large customer base ensures that our success is not tied to a single healthcare provider or GPO vendor. Our customers are located primarily throughout the United States and, to a lesser extent, Canada.

Strategic Business Alliances

We complement our existing products and services and R&D activities by entering into strategic business relationships with companies whose products and services complement our solutions. We also have co-marketing arrangements with entities whose products and services complement our solutions, such as financial eligibility qualification and registration quality as patients are being admitted into the hospital.

In addition to our employed sales force, we maintain business relationships with a number of other group purchasing and marketing affiliates that market or support our products or services. We refer to these individuals and organizations as affiliates or affiliate partners. These affiliate partners, who typically provide a limited number of services on a regional basis, are responsible for the recruitment and direct management of healthcare providers in both the acute care and alternate site markets. Through our relationship with these affiliate partners, we are able to offer a range of solutions to these providers, including both spend management and revenue cycle management products and services, with minimal investment in additional time and resources. Our affiliate relationships provide a cost-effective way to serve certain markets, such as non-acute healthcare providers.

Competition

The market for our products and services is fragmented, intensely competitive and characterized by the frequent introduction of new products and services, and by rapidly evolving industry standards, technology and customer needs. We have experienced and expect to continue to experience intense competition from a number of companies.

Our revenue cycle management solutions compete with products and services provided by large, well-financed and technologically-sophisticated entities, including: healthcare information technology providers such as Allscripts Corporation, Epic Systems Corporation, McKesson Corporation and Siemens AG; consulting and outsourcing firms such as Accenture Ltd., Accretive Health, Inc., Deloitte & Touche LLP, Ernst & Young LLP, Huron Consulting, Inc., Navigant Consulting, Inc. and The Advisory Board Company; and providers of competitive products and services such as Craneware Inc., Ingenix (a subsidiary of UnitedHealth Group, Inc.), Emdeon Inc., Passport Health Communications, Inc. and The SSI Group, Inc. We also compete with hundreds of smaller niche companies.

Within our SCM segment, in addition to a number of the consulting firms listed above, our primary competitors are GPOs. There are more than 600 GPOs in the United States, of which approximately 30 negotiate sizeable contracts for their customers, while the remaining GPOs negotiate minor agreements with regional vendors for services. Five GPOs, including us, account for approximately 85 percent of the market. We primarily compete with Amerinet Inc., HealthTrust LLC, Novation LLC and Premier, Inc.

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

Employees

As of December 31, 2010, we had approximately 3,100 full time employees.

Government Regulation

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us or our customers to incur additional costs and could restrict our or our customer’s operations. Many healthcare laws are complex and their application to us, our customers or the specific services and relationships we have with our customers are not always clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the comprehensive products and revenue cycle management and spend management solutions that we provide, and these laws and regulations may be applied to our products and services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. See the “Risk Factors” section herein for more information regarding the impact of government regulation on our Company.

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

We have registered, or have pending applications for the registration of, certain of our trademarks. We actively manage our trademark portfolio, maintain long standing trademarks that are in use and file applications for trademark registrations for new brands in all relevant jurisdictions.

Research and Development

Our research and development, (“R&D”), expenditures primarily consist of our investment in internally developed software. We incurred $38.0 million, $35.4 million and $27.5 million for R&D activities in 2010, 2009 and 2008, respectively, and we capitalized 47.3%, 46.3% and 40.4% of these expenses, respectively. As of December 31, 2010, our software development, product management and quality assurance activities involved approximately 380 employees. We expect to incur significant research and development costs in the future due to our continuing investment in internally developed software as we intend to release new features and functionality, expand our content offerings, upgrade and extend our service offerings, and develop new technologies.

Information Availability

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, are available free of charge on our website (www.medassets.com under the “Investor Relations” caption) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this report, unless expressly noted otherwise.

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

The market for our products and services is fragmented, intensely competitive and characterized by the frequent introduction of new products and services and by rapidly evolving industry standards, technology and customer needs. Our revenue cycle management products and services compete with products and services provided by large, well-financed and technologically-sophisticated entities, including: information technology providers such as Allscripts Corporation, Epic Systems Corporation, McKesson Corporation, and Siemens AG; consulting and outsourcing firms such as Accenture Ltd., Accretive Health, Inc., Deloitte & Touche LLP, Ernst & Young LLP, Huron Consulting, Inc., Navigant Consulting, Inc. and The Advisory Board Company; and providers of competitive products and services such as Craneware Inc., Ingenix (a subsidiary of UnitedHealth Group, Inc.), Emdeon Inc., Passport Health Communications, Inc. and The SSI Group, Inc. We also compete with hundreds of smaller niche companies. The primary competitors to our SCM products and services are other large GPOs, such as Amerinet Inc., HealthTrust LLC, Novation LLC and Premier, Inc., as well as a number of the consulting firms named above. In addition, some large health systems may choose to contract directly with vendors for some of their larger categories of supply expenses.

With respect to both our RCM and SCM products and services, we compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver financial improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition, ability to integrate services with existing technology and price. Many of our competitors are more established, benefit from greater name recognition, have larger customer bases and have substantially greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from ours. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services and make more attractive offers to customers. In addition, many GPOs are owned by the provider-customers of the GPO, which enables our competitors to distinguish themselves on that basis.

We cannot be certain that we will be able to retain our current customers or expand our customer base in this competitive environment. If we do not retain current customers or expand our customer base, our business and results of operations will be harmed. Additionally, as a result of larger agreements that we have entered into in the recent past with certain of our customers, a larger portion of our revenue is now attributable to a smaller group of customers. Although no single customer accounts for more than ten percent of our total net revenue as of December 31, 2010, any significant loss of business from these large customers could have a material adverse effect on our business, results of operations and financial condition. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business. Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power and economic conditions may force additional consolidation. As the healthcare industry consolidates, competition to provide services to industry participants will become more intense and the importance of existing relationships with industry participants will become greater.

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

A portion of the data that we use is either purchased or licensed from third parties or is obtained from our customers for specific customer engagements. We also obtain a portion of the data that we use from public records. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, in the future, data providers could withdraw their data from us if there is a competitive reason to do so; if legislation is passed restricting the use of the data; or if judicial interpretations are issued restricting use of the data that we currently use in our products and services. Further, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and products. If a substantial number of data providers were to withdraw their data, our ability to provide products and services to our customers could be materially adversely impacted.

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

We depend upon licenses from third-party vendors for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate, including Microsoft and Oracle. We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open source. These technologies might not continue to be available to us on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications. Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which will harm our business, financial condition and results of operations.

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

Our future performance will depend in large part on whether we can successfully integrate the Broadlane business, which is our largest acquisition to date, in an effective and efficient manner. Integrating our business with the Broadlane business is a complex, time-consuming and expensive process and involves a number of risks, including:

•	the diversion of our management’s attention, as integrating the operations and assets of the acquired business requires a substantial amount of our management’s time;

•	difficulties associated with assimilating the operations of the acquired business, including differing technology, business systems and corporate cultures;

•	increased demand from customers for pricing concessions based on the broader product offering;

•	the ability to achieve operating and financial synergies anticipated to result from the Broadlane Acquisition;

•	greater than expected costs of integration; and

•	failure to retain key personnel and customers of Broadlane.

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

Uncertainty regarding the Broadlane Acquisition may cause actual or potential customers, suppliers, distributors and others to delay or defer decisions concerning us, which may have a material adverse effect on our business, financial condition or results of operation.

In response to the completion of the Broadlane Acquisition, actual or potential customers, suppliers, distributors, resellers and others may delay or defer purchasing, supply or distribution decisions or otherwise alter existing relationships with us. Prospective customers could be reluctant to purchase our products and services due to uncertainty about the direction of the combined company and willingness to support and service existing products and services, given the differences between our service offerings and those historically at Broadlane. Existing customers, suppliers and distributors may seek to terminate and/or renegotiate their relationships with the combined company as a result of the Broadlane Acquisition. Existing customers may not accept new products or continue as customers of the combined company, and the combined company may fail to compete effectively against companies already serving the broader market opportunities expected to be available to the combined company. These and other actions by customers, suppliers, distributors, resellers or others could negatively affect the business of the combined company.

We intend to continue to pursue acquisition opportunities, which may subject us to considerable business and financial risk.

We have grown through, and anticipate that we will continue to grow through, acquisitions of competitive and complementary businesses. We evaluate potential acquisitions on an ongoing basis and regularly pursue acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not even be made available or known to us. In addition, we may compete for certain acquisition targets with companies having greater financial resources than we do and may expend significant resources in acquisition attempts that prove unsuccessful. We anticipate that we may finance acquisitions through cash provided by operating activities, borrowings under our existing credit facility and other indebtedness. Borrowings necessary to finance acquisitions may not be available on terms acceptable to us, or at all. Future acquisitions may also result in potentially dilutive issuances of equity securities. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:

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

We have and may continue to have a significant amount of indebtedness. On November 16, 2010, to help finance the Broadlane Acquisition, we entered into a new credit agreement consisting of a six-year $635 million senior secured term loan facility and a five-year $150 million senior secured revolving credit facility, including a letter of credit sub-facility of $25 million and a swing line sub-facility of $25 million. In addition, we closed the offering of an aggregate principal amount of up to $325 million of senior notes due 2018 in a private placement pursuant to an indenture. At December 31, 2010, we had total indebtedness of $960.0 million, excluding the deferred payment of $123.1 million.

Our substantial indebtedness could adversely affect our financial health in the following ways:

•	a material portion of our cash flow from operations must be dedicated to the payment of interest on and principal of our outstanding indebtedness, thereby reducing the funds available to us for other purposes, including working capital, acquisitions and capital expenditures;

•	our substantial degree of leverage could make us more vulnerable in the event of a downturn in general economic conditions or other adverse events in our business or our industry;

•	our substantial degree of leverage could impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes limiting our ability to maintain the value of our assets and operations; and

•	our revolving credit facility matures in November 2015 and our term loan facility matures in November 2016. If cash flow from operations is less than our debt service responsibilities, we may face financial risk that could increase interest expense and hinder our ability to refinance our debt obligations.

In addition, our credit facilities and indenture contain, and future indebtedness may contain, financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities that may be in our long-term best interests. For example, our credit facilities and indenture include covenants restricting, among other things, our ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in certain mergers or consolidations, dispose of assets, make certain investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments. Our credit facilities also include financial covenants, including requirements that we maintain compliance with a total leverage ratio and an interest coverage ratio.

Our ability to comply with the covenants and ratios contained in our credit facilities and indenture or in the agreements governing our future indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our credit facilities prohibit us from making dividend payments on our common stock if we are not in compliance with each of our financial covenants and our existing credit facilities and indenture prohibit us from making dividend payments on our common stock if we are not in compliance with our restricted payment covenants. Our first financial covenant compliance report under our credit facility will begin for the period ending March 31, 2011. If we were to experience any future event of default, if not waived or cured, it could result in the acceleration of the maturity of our indebtedness under our credit facilities and indenture. If we were unable to repay those amounts, the lenders under our credit facilities could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness, our assets may not be sufficient to repay in full such indebtedness.

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

We initially evaluate the collectability of our accounts receivable based on a number of factors, including a specific customer’s ability to meet its financial obligations to us, the length of time the receivables are past due and historical collections experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from customers. Many of our customers are under intense financial pressure and their operations are characterized by declining or negative margins. If circumstances related to specific customers change, especially those of our larger customers, as a result of economic conditions or otherwise, such as a limited ability to meet financial obligations due to bankruptcy, or if conditions deteriorate such that our past collection experience is no longer relevant, the amount of accounts receivable that we are able to collect may be less than our previous estimates as we experience bad debt in excess of reserves previously recorded.

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

Our SCM segment relies on participating vendors to provide periodic reports of their sales volumes to our customers and resulting administrative fees to us. If a vendor fails to provide such reporting in a timely and accurate manner, our ability to recognize administrative fee revenue will be delayed or prevented.

Certain of our fees are based on timing and volume of customer invoices processed and payments received, which are often dependent upon factors outside of our control.

Other fluctuations in our quarterly results of operations may be due to a number of other factors, some of which are not within our control, including:

•	the extent to which our products and services achieve or maintain market acceptance;

•	the purchasing and budgeting cycles of our customers;

•	the lengthy sales cycles for our products and services;

•	the impact of transaction fee and contingency fee arrangements with customers;

•	changes in our or our competitors’ pricing policies or sales terms;

•	the timing and success of our or our competitors’ new product and service offerings;

•	customer decisions, especially those involving our larger customer relationships, regarding renewal or termination of their contracts;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	the amount and timing of costs related to the development or acquisition of technologies or businesses;

•	the financial condition of our current and potential customers;

•	unforeseen legal expenses, including litigation and settlement costs; and

•	general economic, industry and market conditions and those conditions specific to the healthcare industry.

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

System failures that interrupt our ability to develop applications or provide our products and services could affect our customers’ perception of the value of our products and services. Delays or interruptions in the delivery of our products and services could result from unknown hardware defects, insufficient capacity or the failure of our website hosting and telecommunications providers to provide continuous and uninterrupted service. Additionally, we host some of our services and serve our customers through third-party data center hosting facilities. We do not control the operation of these facilities. From time to time, we may need to relocate our data or our customers’ data to alternative locations. Despite precautions taken during such moves, any difficulties experienced may impair the delivery of our services. We also depend on service providers that provide customers with access to our products and services. In addition, computer viruses may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information, our reputation could be harmed and we could lose customers. Any significant interruptions in our products and services could damage our reputation in the marketplace and have a negative impact on our business, financial condition and results of operations.

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

Risks Related to Government Regulation

The healthcare industry is highly regulated. Any material changes in the political, economic or regulatory healthcare environment that affect the group purchasing business or the purchasing practices and operations of healthcare organizations, or that lead to consolidation in the healthcare industry, could require us to modify our services or reduce the funds available to providers to purchase our products and services.

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

Because of the lingering effect of the weakened economy, cash flow and access to credit continues to be problematic for many healthcare delivery organizations. While we believe we are well positioned through our product and service offerings to assist hospitals and health systems who are dealing with increasing and intense financial pressures, it is unclear what long-term effects these conditions will have on the healthcare industry and in turn on our business, financial condition and results of operations.

In addition, in February 2009 the United States Congress enacted the HITECH Act, as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act requires that hospitals and health systems make investments in their clinical information systems, including the adoption of electronic medical records. While we believe that increased emphasis on electronic medical records by hospitals and health systems will also drive demand for SaaS-based tools, such as ours, to help rationalize and standardize patient and clinical data for efficient and accurate use, we cannot be certain whether or when such demand will materialize nor can we be certain that we will be benefit from it.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”), amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. The law includes provisions to tie Medicare provider reimbursement to health care quality and incentives; mandatory compliance programs; enhanced transparency disclosure requirements; increased funding and initiatives to address fraud and abuse; and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services, among many others. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of health care services. Likewise, many states have adopted or are considering changes in health care policies as a result of state budgetary shortfalls. The timetable for implementing many provisions of the Affordable Care Act remains unsettled, and we do not know what effect the federal Affordable Care Act or state law proposals may have on our business.

If current or future government regulations are interpreted or enforced in a manner adverse to us or our business, we may be subject to enforcement actions, penalties, and other material limitations on our business.

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

In recent years, the group purchasing industry and some of its largest purchasing customers have been reviewed by the Senate Judiciary Subcommittee on Antitrust, Competition Policy and Consumer Rights for possible conflict of interest and restraint of trade violations. As a response to the Senate Subcommittee inquiry, our company joined other GPOs to develop a set of voluntary principles of ethics and business conduct designed to address the Senate’s concerns regarding anti-competitive practices. The voluntary code was presented to the Senate Subcommittee in March 2006. In addition, we maintain our own Standards of Business Conduct that provide guidelines for conducting our business practices in a manner that is consistent with antitrust and restraint of trade laws and regulations. There has not been any further inquiry by the Senate Subcommittee since March 2006. On August 11, 2009, we, and several other GPOs, received a letter from Senators Charles Grassley, Herb Kohl and Bill Nelson requesting information concerning the different relationships between and among our GPO and its customers, distributors, manufacturers and other vendors and suppliers, and requesting certain information about the services the GPO performs and the payments it receives. On September 25, 2009, we and several other GPOs received a request for information from the Government Accountability Office (GAO), also concerning our GPO’s services and relationships with our customers. Subsequently, we, and other GPOs, received follow-up requests for additional information. We fully complied with all of these requests. On September 27, 2010, the GAO released a report titled “Group Purchasing Organizations — Services Provided to Customers and Initiatives Regarding Their Business Practices”. On that same day, the Minority Staff of the Senate Finance Committee released a report titled “Empirical Data Lacking to Support Claims of Savings with Group Purchasing Organizations”.

Congress, the Department of Justice, the Federal Trade Commission or other state or federal governing entity could at any time open a new investigation of the group purchasing industry, or develop new rules, regulations or laws governing the industry, that could adversely impact our ability to negotiate pricing arrangements with vendors, increase reporting and documentation requirements, or otherwise require us to modify our arrangements in a manner that adversely impacts our business and financial results. We may also face private or government lawsuits alleging violations arising from the concerns articulated by these governmental actors. We are involved on an ongoing basis in litigation, arising in the ordinary course of business or otherwise, which from time to time may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. The outcome of litigation cannot be predicted with certainty and adverse litigation outcomes could adversely affect our financial results.

Our customers are highly dependent on payments from third-party healthcare payors, including Medicare, Medicaid and other government-sponsored programs, and reductions or changes in third-party reimbursement could adversely affect our customers and consequently our business.

Our customers derive a substantial portion of their revenue from third-party private and governmental payors, including Medicare, Medicaid and other government sponsored programs. Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for the products our customers purchase or otherwise obtain through us is available from governmental health programs, private health insurers, managed care plans and other third-party payors. These third-party payors exercise significant control over, and increasingly use their enhanced bargaining power to secure, discounted reimbursement rates and impose other requirements that may adversely impact our customers’ ability to obtain adequate reimbursement for products and services they purchase or otherwise obtain through us as a group purchasing member.

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

Our healthcare provider customers that engage in HIPAA-defined standard electronic transactions, and our own business operations as a healthcare clearinghouse, are directly subject to the HIPAA Privacy and Security Rules involving “covered entities”. Additionally, because some of our customers disclose protected health information to us so that we may use that information to provide certain consulting or other services to those customers, we are a “business associate” of those customers. In these cases, in order to provide customers with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our customers. Such agreements must, among other things, provide adequate written assurances:

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

With the enactment of the HITECH Act, the privacy and security requirements of HIPAA have been modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. As such, and upon the enforcement date of a forthcoming final regulation implementing the HITECH Act’s privacy and security provisions, we will be required to directly comply with certain aspects of the Privacy and Security Rules in our capacity as a business associate, and will also be subject to enforcement for a violation of HIPAA standards. Significantly, the HITECH Act also establishes new mandatory federal requirements for both covered entities and business associates regarding notification of breaches of unsecured protected health information. These breach notification requirements are currently effective and being enforced.

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

HIPAA and its implementing regulations also mandate format, data content and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. Although our systems are fully capable of transmitting transactions that comply with these requirements, some payers and healthcare clearinghouses with which we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where payers or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we attempt to comply with their requirements, but may be subject to enforcement actions as a result. In January 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as ICD-10 code sets. A separate final rule also published by CMS in January 2009 resulted in changes to the formats to be used for electronic transactions subject to the ICD-10 code sets, known as Version 5010. While use of the ICD-10 code sets is not mandated until October 1, 2013 and the use of Version 5010 is not mandated until January 1, 2012, we have initiated the process to modify our payment systems and processes in preparation of their implementation. We may not be successful in responding to these changes and any changes in response that we make to our transactions and software may result in errors or otherwise negatively impact our service levels. We may also experience complications in supporting customers that are not fully compliant with the revised requirements as of the applicable compliance date.

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

There has been significant volatility in the market price and trading volume of equity securities, which is often unrelated or disproportionate to the financial performance of the companies issuing the securities. These broad market fluctuations may negatively affect the market price of our common stock. The market price of our common stock could fluctuate significantly in response to the factors described above and other factors, many of which are beyond our control, including:

•	actual or anticipated changes in our or our competitors’ growth rates;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC and announcements of mergers and acquisitions, technological innovations or new products or services by us or by our competitors;

•	actions of our historical equity investors, including sales of common stock by our directors and executive officers;

•	any major change in our senior management team;

•	legal and regulatory factors unrelated to our performance;

•	general economic, industry and market conditions and those conditions specific to the healthcare industry; and

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

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

A change of control may also impact employee benefit arrangements, which could make an acquisition more costly and could prevent it from going forward. For example, our equity compensation plans allow for all or a portion of the equity granted under these plans to vest upon a change of control. Finally, upon any change in control, the lenders under our credit facilities would have the right to require us to repay all of the outstanding obligations under our credit facilities and the noteholders under our indenture would have the right to require that we offer to redeem the notes thereunder at 101% of the principal amount plus accrued interest and all other amounts payable thereunder.

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

Facilities and Property

We do not own any real property and lease our existing facilities. Our principal executive offices are located in leased office space in Alpharetta, Georgia. Our facilities accommodate product development, marketing and sales, information technology, administration, training, graphic services and operations personnel. As of December 31, 2010, we leased office space to support our operations in the following locations:

		Principal
		Business
	Floor Area	Function or
Location	(Sq. Feet)	Segment	End of Term	Renewal Option

Addison, Texas	28,863	RCM	March 31, 2011	Four one-month periods
Alpharetta, Georgia	31,236	Corporate	March 31, 2015	Period of five additional years
Alpharetta, Georgia	89,424	RCM	March 31, 2015	Period of five additional years
Atlanta, Georgia	7,712	SCM	December 31, 2012	None
Bedford, Massachusetts	7,756	RCM	December 31, 2015	Two periods of five additional years
Bellevue, Washington	5,535	RCM	June 30, 2013	Period of five additional years
Bridgeton, Missouri	26,341	SCM	June 30, 2013	Two periods of five additional years
Cape Girardeau, Missouri(1)	58,456	SCM	July 31, 2017	None
Centennial, Colorado	17,934	SCM	February 29, 2016	Two periods of three additional years
Clearwater, Florida	5,449	SCM	August 31, 2011	Period of five additional years
Dallas, Texas	27,710	RCM	February 28, 2011	Two periods of five additional years
Dallas, Texas	148,457	SCM	April 30, 2012	Period of five additional years
El Segundo, California	31,536	RCM/SCM	January 17, 2018	Period of five additional years
Franklin, Tennessee	7,081	SCM	January 31, 2012	None
Gallatin, Tennessee	4,250	SCM	May 1, 2013	Period of three additional years
Mahwah, New Jersey	32,000	RCM	September 30, 2013	Period of five additional years
Nashville, Tennessee	17,794	RCM	July 31, 2011	Two periods of five additional years
Oakland, California	11,913	SCM	March 31, 2011	Period of five additional years
Plano, Texas	49,606	RCM	December 31, 2021	Two periods of five additional years
Plano, Texas	100,000	SCM	February 28, 2013	Period of three additional months
Plano, Texas	4,226	SCM	June 20, 2013	None
Plano, Texas	6,086	SCM	November 13, 2016	Period of five additional years
Raleigh, North Carolina	3,115	RCM	April 30, 2011	Period of three additional years

		Principal
		Business
	Floor Area	Function or
Location	(Sq. Feet)	Segment	End of Term	Renewal Option

Richardson, Texas	24,959	RCM	October 31, 2011	Period of five additional years
Richardson, Texas	3,588	RCM	May 31, 2013	Period of three additional years
Saddle River, New Jersey	19,361	RCM	January 31, 2016	None
Sherman Oaks, California	1,473	SCM	May 31, 2012	None
Southborough, Massachusetts	4,342	RCM	March 31, 2014	Period of five additional years
Yakima, Washington	8,736	RCM	January 31, 2014	Period of two additional years

(1)	See “Finance Obligation” in Note 6 to our Consolidated Financial Statements for a discussion of the capital lease treatment of our Cape Girardeau facility, lease term ending July 31, 2017.

In June 2009, we entered into a new lease agreement acquiring 100,528 square feet of office space in Plano, Texas. The lease agreement contains two phases of varying amounts of office space to be occupied commencing at different times during the term of the lease. Phase One commenced on September 1, 2009 and consisted of 49,606 square feet. Phase Two will commence on or around March 1, 2011 and will consist of 50,922 square feet. The term of the lease is twelve years and four months and expires on December 31, 2021. The lease contains an option to extend the lease term for two additional five year periods after the initial expiration date. The total rental commitment under the lease agreement is approximately $22.0 million.

As of December 31, 2010, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	LEGAL PROCEEDINGS.

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

ITEM 4.	[Removed and Reserved]

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is publicly traded on the Nasdaq Global Select Market under the ticker symbol “MDAS.” The following chart sets forth, for the periods indicated, the high and low sales prices of our common stock on the Nasdaq Global Select Market.

Price Range of Common Stock

	Price Range
	of Common Stock
Period	High	Low

Fourth Quarter 2010	$22.50	$16.54
Third Quarter 2010	$25.00	$18.10
Second Quarter 2010	$25.08	$20.00
First Quarter 2010	$22.40	$19.40
Fourth Quarter 2009	$24.74	$18.20
Third Quarter 2009	$23.81	$17.22
Second Quarter 2009	$19.73	$13.73
First Quarter 2009	$16.00	$11.05

On February 18, 2011, the last reported sale price for our common stock was $20.90 per share. As of February 18, 2011, there were 172 holders of record of our common stock and approximately 8,788 beneficial holders.

Dividend Policy

We did not pay any dividends during the fiscal years ended December 31, 2010 and 2009, respectively. We currently anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying any cash dividends for the foreseeable future. The payment of dividends, if any, is subject to the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current and any future financing arrangements, legal restrictions on the payment of dividends and other factors our board of directors deems relevant. Our current credit facilities and the Notes include restrictions on our ability to pay dividends.

Equity Compensation Plan Information

The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth below, as of December 31, 2010:

Number of
	Securities to be		Weighted-	Number of Securities
	Issued Upon		Average	Remaining Available
	Exercise of		Exercise Price of	for Future Issuance
	Outstanding		Outstanding	Under Equity
	Options,		Options,	Compensation Plans
	Warrants and		Warrants and	(Excluding Securities
Plan Category	Rights		Rights	Reflected in Column

Equity compensation plans approved by security holders	8,793,829	(1)	$13.70	953,297	(2)
Equity compensation plans not approved by security holders	610,000	(3)	18.14	—

Total(4)	9,403,829		$13.99	953,297

(1)	This amount includes 4,433,829 common stock options, 4,322,497 stock-settled stock appreciation rights (“SSARs”) and 37,503 common stock warrants issued under our Long Term Performance Incentive Plan (effected in 2008), 2004 Long Term Equity Incentive Plan, and 1999 Stock Incentive Plan.

(2)	All securities remaining available for future issuance are issuable under our Long Term Performance Incentive Plan. See Note 10 to our Consolidated Financial Statements for discussion of the equity plans.

(3)	Represents 425,000 SSARs and 185,000 restricted stock units issued pursuant to the MedAssets, Inc. 2010 Special Stock Incentive Plan (the “Plan”). The Plan was adopted by the

Company’s stockholders on November 23, 2010 in connection with the Broadlane Acquisition. No further equity grants will be issued under the Plan.

(4)	The above number of securities to be issued upon exercise of outstanding options, warrants and rights does not include 133,687 options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. These options have a weighted average exercise price of $1.56.

Sales of Unregistered Securities

Set forth below is information regarding shares of common stock and warrants granted by us in the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such shares and warrants and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

Common stock

During the fiscal years ended December 31, 2010 and 2009, we issued approximately 67,000 and 227,000, respectively, of unregistered shares of our common stock in connection with stock option exercises related to options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.1 million and $0.3 million in consideration in connection with these stock option exercises for the fiscal years ended December 31, 2010 and 2009, respectively.

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

The sales of the above securities were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering or as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 13, 2007 to December 31, 2010 with the cumulative total return of (i) the companies traded on the NASDAQ Global Select Market (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer & Data Processing Index.

COMPARISON OF 3 YEAR CUMULATIVE TOTAL RETURN*
Among MedAssets Inc., the NASDAQ Composite Index
and the NASDAQ Computer & Data Processing Index

*	$100 invested on 12/13/07 in stock or 11/30/07 index, including reinvestment of dividends. Fiscal year ending December 31.

	12/13/07	12/07	12/08	12/09	3/10	6/10	9/10	12/10
MedAssets Inc.	100.00	116.78	71.22	103.46	102.44	112.59	102.63	98.49
NASDAQ Composite	100.00	99.71	58.93	85.12	90.68	79.90	90.12	100.89
NASDAQ Computer & Data Processing	100.00	103.08	58.90	94.11	93.78	78.92	91.59	103.98

ITEM 6.	SELECTED FINANCIAL DATA.

Our historical financial data as of and for the fiscal years ended December 31, 2010, 2009, and 2008 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and such data as of and for the fiscal year ended December 31, 2007 and 2006 has been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

Historical results of operations are not necessarily indicative of results of operations or financial condition in the future or to be expected in the future. Refer to Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations for a summary of management’s primary metrics to measure the consolidated financial performance of our business, which includes non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted cash EPS. The summary historical consolidated financial data and notes should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,
	2010(1)	2009	2008(2)	2007(3)	2006(4)
	(In thousands, except per share data)

Statement of Operations Data:
Net revenue:
Revenue Cycle Management	$235,212	$205,918	$151,717	$80,512	$48,834
Spend and Clinical Resource Management	156,119	135,363	127,939	108,006	97,401

Total net revenue	391,331	341,281	279,656	188,518	146,235
Operating expenses:(5)
Cost of revenue	100,737	74,651	51,548	27,983	15,601
Product development expenses	20,011	18,994	16,393	7,785	7,163
Selling and marketing expenses	46,736	45,282	43,205	35,748	32,205
General and administrative expenses	124,379	110,661	91,481	64,817	55,363
Acquisition and integration-related expenses(6)	21,591	—	—	—	—
Depreciation	19,948	13,211	9,793	7,115	4,822
Amortization of intangibles	31,027	28,012	23,442	15,778	11,738
Impairment of property and equipment, goodwill and intangibles(7)	46,423	—	2,272	1,204	4,522

Total operating expenses	410,852	290,811	238,134	160,430	131,414

Operating (loss) income	(19,521)	50,470	41,522	28,088	14,821
Other income (expense)
Interest expense	(27,508)	(18,114)	(21,271)	(20,391)	(10,921)
Other (expense) income	650	417	(1,921)	3,115	(3,917)

(Loss) income before income taxes	(46,379)	32,773	18,330	10,812	(17)
Income (benefit) tax	(14,255)	12,826	7,489	4,516	(8,860)

Net (loss) income	(32,124)	19,947	10,841	6,296	8,843
Preferred stock dividends and accretion	—	—	—	(16,094)	(14,713)

Net (loss) income attributable to common
stockholders	$(32,124)	$19,947	$10,841	$(9,798)	$(5,870)
(Loss) income per share basic	$(0.57)	$0.36	$0.22	$(0.75)	$(0.67)
(Loss) income per share diluted	$(0.57)	$0.34	$0.21	$(0.75)	$(0.67)
Shares used in per share calculation basic	56,434	54,841	49,843	12,984	8,752
Shares used in per share calculation diluted(8)	56,434	57,865	52,314	12,984	8,752

(1)	Amounts include the results of operations of Broadlane (as part of the SCM segment) from November 16, 2010, the date of acquisition.

(2)	Amounts include the results of operations of Accuro (as part of the RCM segment) from June 2, 2008, the date of acquisition.

(3)	Amounts include the results of operations of XactiMed (as part of the RCM segment) from May 18, 2007 and MD-X (as part of the RCM segment) from July 2, 2007, the respective dates of acquisition.

(4)	Amounts include the results of operations of Avega Health Systems Inc., (“Avega”), (as part of the RCM segment) from January 1, 2006, the date of acquisition.

(5)	We adopted generally accepted accounting principles relating to stock compensation, on January 1, 2006. Total share-based compensation expense for each period presented is as follows:

	Fiscal Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Cost of revenue	$2,722	$3,063	$1,983	$877	$834
Product development	461	866	721	350	517
Selling and marketing	2,476	2,920	1,894	1,050	597
General and administrative	5,834	9,803	3,952	3,334	1,309

Total share-based compensation expense	$11,493	$16,652	$8,550	$5,611	$3,257

(6)	Amount was attributable to $10.4 million in transaction costs incurred (not related to the financing) to complete the Broadlane Acquisition such as due diligence, consulting and other relates fees; $8.4 million for integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; and $2.8 million was attributable to acquisition-related fees associated with an unsuccessful acquisition attempt.

(7)	The impairment during the fiscal year ended December 31, 2010 primarily consisted of (i) a $44.5 million write-off of goodwill relating to our decision support services operating unit; and (ii) $1.3 million relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition. The impairment of intangibles during 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management trade names and internally developed software products deemed impaired due to the integration of Accuro’s operations and products. The impairment of intangibles during 2007 and 2006 primarily relates to the write-off of in-process research and development from XactiMed and Avega at the time of acquisition.

(8)	For the years ended December 31, 2010, 2007 and 2006, the effect of dilutive securities has been excluded because the effect is antidilutive as a result of the net loss attributable to common stockholders.

Consolidated Balance Sheet Data:

	Fiscal Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Cash and cash equivalents(1)	$46,836	$5,498	$5,429	$136,972	$23,459
Current assets	184,754	95,980	80,254	190,208	57,380
Total assets	1,845,353	778,544	773,860	526,379	277,204
Current liabilities	283,249	99,344	139,308	75,513	67,387
Total non-current liabilities(2)	1,126,521	241,828	251,613	221,351	181,159
Total liabilities	1,409,770	341,172	390,921	296,864	248,546
Redeemable convertible preferred stock(1)	—	—	—	—	196,030
Total stockholders’ equity (deficit)(1)	435,583	437,372	382,939	229,515	(167,372)
Cash dividends declared per share(3)	$—	$—	$—	$2.48	$2.66

(1)	During 2008, we voluntarily changed our cash management practice to reduce our interest expense. We instituted an auto-borrowing plan which caused all excess cash on hand to be used to repay our swing-line credit facility on a daily basis. As we changed lenders in the course of the Broadlane Acquisition, this practice was suspended. We are currently in discussions with our new lenders to institute a similar arrangement that will result in a comparable cash management structure and reduction in our interest expense. At December 31, 2010, we had a cash and cash equivalents balance due to the cash flows associated with the Broadlane Acquisition and a temporary suspension of our previous cash management practice. We expect this balance to decrease in future periods. At December 31, 2010, 2009 and 2008, we had a cash and cash equivalents balance because we had a zero balance on our revolving credit facility. As a result of our initial public offering of our common stock which closed on December 18, 2007, we received $216.6 million of net cash proceeds and subsequently paid down indebtedness by $120.0 million on the same date. In conjunction with the offering, all redeemable convertible preferred shares were converted to common shares.

(2)	Inclusive of capital lease obligations and long-term notes payable.

(3)	On October 30, 2006, our board of directors declared a special dividend payable to common stockholders and preferred stockholders, to the extent entitled to participate in dividends payable on the common stock in the amount of $70.0 million in the aggregate, or $2.66 per share. On July 23, 2007, our board of directors declared an additional special dividend payable to common stockholders and preferred stockholders, to the extent entitled to participate in dividends payable on the common stock in the amount of $70.0 million in the aggregate, or $2.48 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

MedAssets delivered solid financial performance in 2010. Our full-year results included total consolidated net revenue of $391.3 million, a 14.6% increase over 2009. These results were primarily driven by an increase in revenue cycle services, solid growth in revenue cycle technology tools, continued strong demand for medical device consulting and strategic sourcing services, and growth in net administrative fees from our GPO volume. We reported a net loss of $32.1 million, or a loss of $0.57 per diluted share due to a significant amount of acquisition and integration costs associated with our recent Broadlane Acquisition and the impairment charges recorded during the year. Our adjusted EBITDA amounted to $128.0 million and was up 14.9% over last year.

On November 16, 2010, we completed the acquisition of Broadlane, the largest transaction in our Company’s history. We believe MedAssets now has a much greater breadth of capabilities to help drive down total hospital costs by offering a leading group purchasing and supply chain cost management model that leverages data, analytics, consulting and outsourcing to drive clinical and operating effectiveness.

With the addition of Broadlane’s supply chain capabilities, we are confident that our business model and best-practice solutions will provide our customer base the direction and support to effectively optimize revenue, secure reimbursement, reduce waste, aggressively manage total costs, and increase cash flow for healthcare providers as the slow economic recovery and impact of health insurance reform continue to impact their provision of care.

Management’s primary metrics to measure the consolidated financial performance of the business are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted cash EPS.

For the fiscal years ended December 31, 2010, 2009 and 2008, our primary results of operations included the following:

	Fiscal Year Ended December 31,				Fiscal Year Ended December 31,
	2010	2009	Change		2009	2008	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(In millions)				(In millions)

Gross fees(1)	$454.3	$396.5	$57.8	14.6%	$396.5	$332.5	$64.0	19.2%
Revenue share obligation(1)	(63.0)	(55.2)	(7.8)	14.1	(55.2)	(52.9)	(2.3)	4.3

Total net revenue	391.3	341.3	50.0	14.6	341.3	279.6	61.7	22.1
Operating (loss) income	(19.5)	50.5	(70.0)	(138.6)	50.5	41.5	9.0	21.7
Net (loss) income	$(32.1)	$19.9	$(52.0)	(261.3)%	$19.9	$10.8	$9.1	84.3%
Adjusted EBITDA(1)	$128.0	$111.4	$16.6	14.9%	$111.4	$89.7	$21.7	24.2%
Adjusted EBITDA margin(1)	32.7%	32.6%			32.6%	32.1%
Cash EPS(1)	$0.82	$0.82	$—	0.0%	$0.82	$0.65	$0.17	26.2%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

For the fiscal years ended December 31, 2010 and 2009, we generated non-GAAP gross fees of $454.3 million and $396.5 million, respectively, and total net revenue of $391.3 million and $341.3 million, respectively. The increases in non-GAAP gross fees and total net revenue in the fiscal year ended December 31, 2010 compared to the fiscal year ended December 31, 2009 were primarily attributable to:

•	the Broadlane Acquisition;

•	growth in our RCM segment from our comprehensive revenue cycle services and technology solutions; and

•	growth in our SCM segment from our medical device consulting and strategic sourcing services and our vendor administrative fees.

For the fiscal year ended December 31, 2010, we generated an operating loss of $19.5 million compared to operating income of $50.5 million for the fiscal year ended December 31, 2009. The decrease in operating income compared to the prior year was primarily attributable to the net revenue increase discussed above offset by the following:

•	higher acquisition-related expenses in connection with: (i) acquisition and integration costs associated with our recent Broadlane Acquisition; and (ii) certain due diligence and acquisition-related costs pursuant to an unsuccessful acquisition attempt;

•	impairment charges primarily relating to (i) a write-off of goodwill from our decision support services operating unit; and (ii) a certain SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition;

•	increased cost of revenue attributable to: (i) a higher percentage of net revenue being derived from service-based engagements within our RCM and SCM segments; and (ii) higher direct costs relating to certain new and existing customer arrangements whereby the related revenue associated with these arrangements is contingent upon meeting financial performance targets. The related revenue is proportionally recorded as the performance targets are achieved. The increase in these types of arrangements was concentrated within our SCM segment;

•	higher operating expenses related to new and existing salary-related compensation expense primarily associated with our expanding services-based businesses;

•	an increase in amortization expense of acquired intangibles; and

•	an increase in depreciation expense from additions to property and equipment including purchased software in conjunction with fixed assets acquired in the Broadlane Acquisition.

For the fiscal year ending December 31, 2010, increases in non-GAAP Adjusted EBITDA and non-GAAP Adjusted EBITDA margin compared to the fiscal year ended December 31, 2009 were primarily attributable to the net revenue increase discussed above, as well as lower expense growth due to certain management cost control initiatives and lower cash-based incentive compensation expense during the year, partially offset by increased cost of revenue from segment revenue and product mix, including a shift to more service-based revenue and increased corporate operating expenses.

For the fiscal years ended December 31, 2009 and 2008, we generated non-GAAP gross fees of $396.5 million and $332.5 million, respectively, and total net revenue of $341.3 million and $279.6 million, respectively. The increases in non-GAAP gross fees and total net revenue in the fiscal year ended December 31, 2009 compared to the fiscal year ended December 31, 2008 were primarily attributable to:

•	the acquisition of Accuro;

•	growth in our RCM segment from our reimbursement technologies, revenue cycle services and decision support software; and

•	growth in our SCM segment from our technology solutions consulting services.

For the fiscal years ended December 31, 2009 and 2008, we generated operating income of $50.5 million and $41.5 million, respectively. The increase in operating income compared to the prior year was primarily attributable to the net revenue increase discussed above partially offset by the following:

•	increases in the amortization of acquired intangibles;

•	increased share-based compensation expense from our Long Term Performance Incentive Plan;

•	increased cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements within our RCM and SCM segments; and

•	higher operating expenses, exclusive of those mentioned above, including legal expense, new employee compensation expense and bad debt expense partially mitigated by certain cost control initiatives.

For the fiscal year ending December 31, 2009, increases in non-GAAP Adjusted EBITDA and non-GAAP Adjusted EBITDA margin compared to the fiscal year ended December 31, 2008 were primarily attributable to the net revenue increase discussed above, as well as lower expense growth due to certain management cost control initiatives and lower cash-based incentive compensation expense during the year. In addition, we had a reduction in certain discretionary expenses within our operating infrastructure including advertising and marketing costs as well as a higher percentage of our product development being capitalized during the year. These factors contributing to an increase in non-GAAP Adjusted EBITDA and non-GAAP Adjusted EBITDA margin were offset primarily by increased cost of revenue from segment revenue and product mix including a shift to more service-based revenue and increased corporate operating expenses.

Segment Structure and Revenue Streams

We deliver our solutions through two business segments, RCM and SCM. Management’s primary metrics to measure segment financial performance are net revenue, non-GAAP gross fees and Segment Adjusted EBITDA. All of our revenues are from external customers and inter-segment revenues have been eliminated. See Note 13 of the Notes to our Consolidated Financial Statements herein for discussion on Segment Adjusted EBITDA and certain items of our segment results of operations and financial position.

Revenue Cycle Management

Our RCM segment provides a comprehensive suite of products and services spanning the hospital revenue cycle workflow — from patient access and financial responsibility, charge capture and integrity, pricing analysis, claims processing and denials management, payor contract management, revenue recovery and accounts receivable services. Our workflow solutions, together with our data management, compliance and audit tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance. Our RCM segment revenue is listed under the caption “Other service fees” on our Consolidated Statements of Operations and consists of the following components, which are also discussed in Note 1 of our Consolidated Financial Statements:

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

We defer costs related to implementation services and expense these costs in proportion to the revenue earned over the subscription period or customer relationship period, as applicable. We are currently performing a study on our customer relationship period based on historical attrition rates. This may result in an increase to the customer relationship period from approximately five to six years. Once the study is complete, this may have an impact on the related useful life used to amortize the deferred costs relating to implementation services. This change would cause a decrease in the related amortization expense in future periods.

In addition, we defer upfront sales commissions related to subscription and implementation fees and expense these costs ratably over the related contract term.

•	Transaction fees. For certain of our revenue cycle management solutions, we earn fees that vary based on the volume of customer transactions or enrolled members.

•	Licensed-software fees. We earn license, implementation, maintenance and other software-related service fees for our business intelligence, decision support and other software products. These software revenues are typically recognized ratably over the contract period as these are effectively annual licenses. We have certain RCM contracts that are sold in multiple-element arrangements and include software products. We have considered Rule 5-03 of Regulation S-X for these types of multiple-element arrangements that include software products and determined the amount is below the threshold that would require separate disclosure on our consolidated statement of operations.

•	Service fees. For certain of our RCM solutions, we earn fees based on a percentage of cash remittances collected, fixed-fee and cost-plus consulting arrangements. The related revenues are earned as services are rendered.

Beginning, January 1, 2011, our decision support services (“DSS”) and performance analytics business operations will become part of our SCM segment. This move will help us capitalize on the integration of our products and services, and to focus on offering data-driven tools and services to help bridge our customers’ clinical and financial gaps so they can produce the highest quality patient outcomes at the lowest cost. We will include DSS within our SCM performance analytics offerings going forward.

Spend and Clinical Resource Management

On November 16, 2010, we completed the acquisition of Broadlane, a leading provider of group purchasing, supply chain outsourcing and centralized procurement services, capital equipment lifecycle management, clinical and lean process consulting, and clinical workforce optimization solutions. With the addition of Broadlane, our SCM segment provides a comprehensive suite of cost management services and supply chain analytics and data capabilities that help our customers manage many of their high and low expense categories. Our solutions lower supply and medical device costs and help to improve clinical resource utilization by managing the procurement process through our strategic sourcing of supplies and purchased services, discounted pricing through our group purchasing organization’s portfolio of contracts, consulting services and business analytics and intelligence tools. Our SCM segment revenue consists of the following components:

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

Some customer contracts require that a portion of our administrative fees be contingent upon achieving certain financial improvements, such as lower supply costs, which we refer to as performance targets. Contingent administrative fees are not recognized as revenue until we receive customer acceptance on the achievement of those contractual performance targets. Prior to receiving customer acceptance of performance targets, we record contingent administrative fees as deferred revenue on our consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we may be contractually obligated to refund some or all of the contingent fees.

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

•	Other service fees. The following items are included as “Other service fees” in our Consolidated Statement of Operations:

•	Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and PPI and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with an average duration of six to nine months, and the related revenues are earned as services are rendered. We generate revenue from consulting contracts that also include performance targets. The performance targets generally relate to committed financial improvement to our customers from the use and implementation of initiatives that result from our consulting services. Performance targets are measured as our strategic initiatives are identified and implemented, and the financial improvement can be quantified by the customer. In the event the performance targets are not achieved, we are obligated to refund or reduce a portion of our fees.

•	Subscription fees. We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these Company-hosted SaaS-based solutions.

Operating Expenses

We classify our operating expenses as follows:

•	Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our customers (indirect labor costs for these personnel are included in general and administrative expenses). As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue consists of costs of third-party products and services and customer reimbursed out-of-pocket costs. Cost of revenue does not include certain expenses relating to hosting our services and providing support and related data center capacity (which is included in general and administrative expenses), and allocated amounts for rent, depreciation, amortization or other indirect operating costs because we do not consider the inclusion of these items in cost of revenue relevant to our business. However, cost of revenue does include the amortization for the cost of software to be sold, leased, or otherwise marketed. As a result of the Accuro Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period comparability. In addition, any changes in revenue mix between our RCM and SCM segments, including changes in revenue mix towards SaaS-based revenue and consulting services, may cause significant fluctuations in our cost of revenue and have a favorable or unfavorable impact on operating income.

•	Product development expenses. Product development expenses primarily consist of the salaries, benefits, incentive compensation and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services. Product development expenses are net of capitalized software development costs for both internal and external use.

•	Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

•	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees and indirect time related to operational service-based employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

•	Acquisition and integration-related expenses. Acquisition and integration-related expenses consist of: (i) costs incurred to complete acquisitions including due diligence, consulting and other related fees; (ii) integration and restructuring-type costs relating to our completed acquisitions; and (iii) acquisition-related fees associated with unsuccessful acquisition attempts.

•	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

•	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Key Considerations

Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following items or events have had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods:

Broadlane Acquisition

On September 14, 2010, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Broadlane Holdings, LLC, a Delaware limited liability company (“Broadlane LLC”), and Broadlane Intermediate Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Broadlane LLC (“Broadlane Holdings”), pursuant to which, among other things, the Company would acquire all of the outstanding shares of capital stock of Broadlane Holdings from Broadlane LLC. The Broadlane Group, Inc., a Delaware corporation and wholly-owned subsidiary of Broadlane Holdings, delivered supply chain management, strategic sourcing of supplies and services, capital equipment lifecycle management, advanced technology and analytics, clinical and lean process consulting and clinical workforce optimization.

The Broadlane Acquisition was consummated on November 16, 2010, and, in connection therewith, the Company paid to Broadlane LLC preliminary purchase consideration of approximately $725.0 million in cash plus working capital of $20.9 million for an aggregate purchase price of $745.9 million. The Company will make an additional payment of approximately $123.1 million in cash (which represents the face value at maturity), subject to certain fixed adjustments (e.g., payments made by the Company for working capital, inclusive of cash) and certain limitations, on or before January 4, 2012. The purchase consideration paid at closing is subject to final modified-working-capital adjustment as defined by the purchase agreement.

The results of operations of Broadlane are included in our consolidated results of operations from the date of acquisition. Refer to Note 5 of the Notes to Consolidated Financial Statements for additional information.

Purchase Accounting

In connection with the Broadlane Acquisition, we recorded the following adjustment, which was determined as part of purchase accounting and recorded as part of the purchase price allocation:

•	Administrative fee adjustment. Upon acquiring Broadlane, we recorded a net $16.8 million purchase accounting adjustment that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010, but were reported to us subsequent to that date through December 31, 2010. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $34.5 million of accounts receivable relating to these administrative fees and an estimated $17.7 million for the related revenue share obligation. This change only impacted our SCM segment.

Credit Facility and Notes Offering

We were party to a credit agreement dated October 23, 2006, consisting of a senior secured term loan and a revolving line of credit that was administered by Bank of America. On November 16, 2010, in connection with the Broadlane Acquisition, we entered into a new credit agreement (the “Credit Agreement”) with Barclays Bank PLC and JP Morgan Securities LLC (collectively, the “Banks”) and closed a private placement offering of senior notes due 2018. The Company used the borrowings from the Credit Agreement and the net proceeds from the offering of senior notes to finance the purchase price of the Broadlane Acquisition and repay outstanding indebtedness of the Company and Broadlane Holdings.

Credit Facility

The Credit Agreement consists of a six-year $635 million senior secured term loan facility and a five-year $150 million senior secured revolving credit facility, including a letter of credit sub-facility of $25 million and a swing line sub-facility of $25 million. Both the senior secured term loan and revolving credit facility charge a variable interest rate of LIBOR or an alternate base rate plus and applicable margin.

The Credit Agreement also permits the Company to, subject to the satisfaction of certain conditions and obtaining commitments therefor, add one or more incremental term loan facilities, increase the aggregate commitments under the senior secured revolving credit facility or add one or more incremental revolving credit facility tranches in an aggregate amount of up to $200 million, which may have the same guarantees, and be secured equally in all respects by the same collateral, as the senior secured term loan loans and the senior secured revolving credit loans.

The Credit Agreement contains certain customary negative covenants, including limitations on: the incurrence of debt; liens; fundamental changes; asset sales and sale leasebacks; investments; dividends or distributions on, or redemptions of, equity interests; prepayments or redemptions of unsecured or subordinated debt; negative pledge clauses; transactions with affiliates and changes to the Company’s fiscal year. The Credit Agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain modifications) to consolidated EBITDA (subject to certain modifications) and minimum cash interest coverage ratios.

Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information.

Notes Offering

Also in connection with the Broadlane Acquisition, the Company closed the offering of an aggregate principal amount of up to $325 million of senior notes due 2018 (the “Notes”) in a private placement. The Notes are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s existing restricted subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the Credit Agreement. The Notes and the guarantees are senior unsecured obligations of the Company.

The Notes were issued pursuant to an indenture dated as of November 16, 2010 (the “Indenture”), among the Company, its subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. Pursuant to the Indenture, the Notes will mature on November 15, 2018, and bear 8% annual interest. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011.

The Indenture contains certain customary negative covenants, including limitations on: the incurrence of debt; liens; consolidations or mergers; asset sales; certain restricted payments and transactions with affiliates. The Indenture also contains customary events of default.

Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information.

Impairment of Assets

During 2010 and 2008, certain of our assets were deemed to be impaired as they no longer provided future economic benefit. Such assets primarily included goodwill associated with our decision support services operating unit, certain acquired trade names, developed technology, and internally developed software.

In connection with our 2010 annual impairment testing, we recognized an impairment charge related to the goodwill at our decision support services operating unit within our RCM reporting segment. We experienced a scheduled and planned step down in license fee revenue from a large business intelligence customer in our decision support services operating unit. As part of our quarterly and annual forecasting process we expected to recover the revenue reduction related to this large customer with new customer wins. However, given the economic environment and increased competition, conversion of new customer revenue has been lower than expected over the last six to eight quarters. Based on our lower sales conversion we revised our earnings forecast for future years for our decision support services operating unit. As a result, we recorded non-cash impairment charges totaling $46.4 million and $2.3 million during the fiscal years ended December 31, 2010 and 2008, respectively. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information.

Cash-based Incentive Compensation

During 2010 and 2009, we did not fund our discretionary bonus and incentive pool. This decrease in compensation expense provided for a favorable impact on our operating expenses, net income and Adjusted EBITDA for the fiscal year ended December 31, 2009 as compared to the fiscal year ended December 31, 2008.

Termination of Interest Rate Swaps

In November 2010, we terminated an interest rate swap as part of the Broadlane Acquisition that was originally set to terminate in March 2012. In consideration of the early termination, we paid the swap counterparty, and incurred an expense of, $1.6 million for the fiscal year ended December 31, 2010. Accordingly, the swap is no longer recorded on our Consolidated Balance Sheet as of December 31, 2010.

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

Results of Operations

Consolidated Tables

The following tables set forth our consolidated results of operations grouped by segment for the periods shown:

	Fiscal Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net revenue:
Revenue Cycle Management	$235,212	$205,918	$151,717
Spend and Clinical Resource Management
Gross administrative fees(1)	182,024	163,454	158,618
Revenue share obligation(1)	(62,954)	(55,231)	(52,853)
Other service fees	37,049	27,140	22,174

Total Spend and Clinical Resource Management	156,119	135,363	127,939

Total net revenue	391,331	341,281	279,656
Operating expenses:
Revenue Cycle Management	250,227	183,876	142,854
Spend and Clinical Resource Management	113,101	77,042	73,108

Total segment operating expenses	363,328	260,918	215,962
Operating (loss) income
Revenue Cycle Management	(15,015)	22,042	8,863
Spend and Clinical Resource Management	43,018	58,321	54,831

Total segment operating income	28,003	80,363	63,694
Corporate expenses(2)	47,524	29,893	22,172

Operating (loss) income	(19,521)	50,470	41,522
Other income (expense):
Interest expense	(27,508)	(18,114)	(21,271)
Other income (expense)	650	417	(1,921)

(Loss) income before income taxes	(46,379)	32,773	18,330
Income tax (benefit) expense	(14,255)	12,826	7,489

Net (loss) income	(32,124)	19,947	10,841
Reportable segment adjusted EBITDA(3):
Revenue Cycle Management	70,712	64,257	43,375
Spend and Clinical Resource Management	$82,875	$68,265	$64,175
Reportable segment adjusted EBITDA margin(4):
Revenue Cycle Management	30.1%	31.2%	28.6%
Spend and Clinical Resource Management	53.1%	50.4%	50.2%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment of the Company.

(3)	Management’s primary metric of segment profit or loss is Segment Adjusted EBITDA. See Note 13 of the Notes to Consolidated Financial Statements.

(4)	Reportable segment Adjusted EBITDA margin represents each reportable segment’s Adjusted EBITDA as a percentage of each segment’s respective net revenue.

The following table sets forth our consolidated results of operations as a percentage of total net revenue for the periods shown:

	Fiscal Year Ended December 31,
	2010	2009	2008

Net revenue:
Revenue Cycle Management	60.1%	60.3%	54.3%
Spend and Clinical Management
Gross administrative fees(1)	46.5	47.9	56.7
Revenue share obligation(1)	(16.1)	(16.2)	(18.9)
Other service fees	9.5	8.0	7.9

Total Spend and Clinical Management	39.9	39.7	45.7

Total net revenue	100.0	100.0	100.0
Operating expenses:
Revenue Cycle Management	63.9	53.9	51.1
Spend and Clinical Management	28.9	22.6	26.1

Total segment operating expenses	92.8	76.5	77.2
Operating (loss) income
Revenue Cycle Management	(3.8)	6.5	3.2
Spend and Clinical Management	11.0	17.0	19.6

Total segment operating income	7.1	23.5	22.7
Corporate expenses(2)	12.1	8.8	7.9

Operating (loss) income	(5.0)	14.8	14.8
Other income (expense):
Interest expense	(7.0)	(5.3)	(7.6)
Other income (expense)	0.2	0.1	(0.7)

(Loss) income before income taxes	(11.9)	9.6	6.6
Income tax (benefit) expense	(3.6)	3.8	2.6

Net (loss) income	(8.2)%	5.8%	3.9%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations. Corporate does not represent an operating segment of the Company.

Comparison of the Fiscal Years Ended December 31, 2010 and 2009

	Fiscal Year Ended December 31,
	2010		2009		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands)

Net revenue:
Revenue Cycle Management	$235,212	60.1%	$205,918	60.3%	$29,294	14.2%
Spend and Clinical Resource Management
Gross administrative fees(1)	182,024	46.5	163,454	47.9	18,570	11.4
Revenue share obligation(1)	(62,954)	(16.1)	(55,231)	(16.2)	(7,723)	14.0
Other service fees	37,049	9.5	27,140	8.0	9,909	36.5

Total Spend and Clinical Resource Management	156,119	39.9	135,363	39.7	20,756	15.3

Total net revenue	$391,331	100.0%	$341,281	100.0%	$50,050	14.7%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue.  Total net revenue for the fiscal year ended December 31, 2010 was $391.3 million, an increase of $50.0 million, or 14.7%, from revenue of $341.3 million for the fiscal year ended December 31, 2009. The increase in total net revenue was comprised of a $29.3 million increase in RCM revenue and a $20.7 million increase in SCM revenue.

Revenue Cycle Management revenue.  RCM net revenue for the fiscal year ended December 31, 2010 was $235.2 million, an increase of $29.3 million, or 14.2%, from net revenue of $205.9 million for the fiscal year ended December 31, 2009. The increase was primarily attributable to a $25.2 million increase in revenue from our comprehensive revenue cycle service engagements including certain performance fees earned and a $9.8 million increase in revenue from our revenue cycle technology tools. The increase was partially offset by a $5.7 million decrease in revenue relating to our decision support services business primarily due to a scheduled and planned step down in license fees from a large business intelligence customer.

Spend and Clinical Resource Management net revenue.  SCM net revenue for the fiscal year ended December 31, 2010 was $156.1 million, an increase of $20.7 million, or 15.3%, from revenue of $135.4 million for the fiscal year ended December 31, 2009. The increase was the result of an increase in gross administrative fees of $18.5 million, or 11.4%, partially offset by a $7.7 million increase in revenue share obligation, and an increase in other service fees of $9.9 million.

•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $18.5 million, or 11.4%, as compared to the prior period, due to higher purchasing volumes by new and existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized from our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and customer acknowledgement of achieved performance targets varies.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $7.7 million, or 14.0%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 34.6% and 33.8% for the fiscal years ended December 31, 2010 and 2009, respectively. This increase was primarily attributable to an increase in customers who are entitled to a higher revenue share percentage due to increased purchasing volume. We did not have any significant change in our customer revenue mix during the year that resulted in a material impact on our revenue share ratio. We may experience fluctuations in our revenue share ratio in the future because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

•	Broadlane related revenue. The operating results of Broadlane were included in our fiscal year ended December 31, 2010 for forty-six days beginning with the closing of the Broadlane Acquisition on November 16, 2010. In 2010, $9.6 million of the net revenue increase was attributable to the Broadlane Acquisition, which was comprised of $4.7 million in net administrative fee revenue and $4.9 million in other service fee revenue. As discussed further below, approximately $13.4 million of estimated net administrative fees associated with the Broadlane Acquisition was excluded from our financial results because of GAAP relating to business combinations.

Given the significant impact of the Broadlane Acquisition on our SCM segment, we believe acquisition-affected measures are useful for the comparison of our year over year net revenue growth. SCM net revenue for the fiscal year ended December 31, 2010 was $322.2 million, an increase of $19.3 million, or 6.4%, from SCM non-GAAP acquisition-affected net revenue of $302.9 million for the fiscal year ended December 31, 2009. The following table sets forth the reconciliation of SCM non-GAAP acquisition-affected net revenue to GAAP net revenue:

	Fiscal Year Ended December 31,
	2010	2009	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)

SCM net revenue	$156,119	$135,363	$20,756	15.3%
Broadlane acquisition-related adjustment(1)	152,664	167,524	(14,860)	(8.9)
Broadlane purchase accounting revenue adjustment(1)(2)	13,406	—	13,406	100.0

Total acquisition-affected net revenue(1)	$322,189	$302,887	$19,302	6.4%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Upon acquiring Broadlane, we made a purchase accounting adjustment that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010, but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The $13.4 million represents the net amount of (i) $26.8 million in administrative fees based on vendor reporting received from the acquisition date up through December 31, 2010; and (ii) a corresponding revenue share obligation of $13.4 million.

•	Other service fees. The $9.9 million, or 36.5%, increase in other service fees primarily related to $9.4 million in higher revenues from medical device consulting and strategic sourcing services (inclusive of Broadlane). The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers coupled with other service fee revenue relating to consulting and sourcing services from the Broadlane Acquisition. In addition, we recorded $3.6 million in revenue associated with our annual customer and vendor meeting for the fiscal year ended December 31, 2010 compared to $3.1 million for the fiscal year ended December 31, 2009.

	Fiscal Year Ended December 31,
	2010		2009
		% of		% of	Change
	Amount	Revenue	Amount	Revenue	Amount	%
			(In thousands)

Operating expenses:
Cost of revenue	$100,737	25.7%	$74,651	21.9%	$26,086	34.9%
Product development expenses	20,011	5.1	18,994	5.6	1,017	5.4
Selling and marketing expenses	46,736	11.9	45,282	13.3	1,454	3.2
General and administrative expenses	124,379	31.8	110,661	32.4	13,718	12.4
Acquisition and integration-related expenses	21,591	5.5	—	0.0	21,591	100.0
Depreciation	19,948	5.1	13,211	3.9	6,737	51.0
Amortization of intangibles	31,027	7.9	28,012	8.2	3,015	10.8
Impairment of property & equipment, goodwill and intangibles	46,423	11.9	—	0.0	46,423	100.0

Total operating expenses	410,852	105.0	290,811	85.2	120,041	41.3
Operating expenses by segment:
Revenue Cycle Management	250,227	63.9	183,876	53.9	66,351	36.1
Spend and Clinical Resource Management	113,101	28.9	77,042	22.6	36,059	46.8

Total segment operating expenses	363,328	92.8	260,918	76.5	102,410	39.2
Corporate expenses	47,524	12.1	29,893	8.8	17,631	59.0

Total operating expenses	$410,852	105.0%	$290,811	85.2%	$120,041	41.3%

Total Operating Expenses

Cost of revenue.  Cost of revenue for the fiscal year ended December 31, 2010 was $100.7 million, or 25.7% of total net revenue, an increase of $26.0 million, or 34.9%, from cost of revenue of $74.7 million, or 21.9% of total net revenue, for the fiscal year ended December 31, 2009.

Of the increase, $10.2 million was attributable to cost of revenue associated with the Broadlane Acquisition. The remaining increase was primarily attributable to an increase in service-related engagements in both our RCM and SCM segments, which result in a higher cost of revenue given these activities are more labor intensive. In addition, our SCM segment incurred higher direct costs relating to certain new and existing arrangements whereby the related revenue associated with these arrangements is deferred until certain financial performance targets are achieved. The related revenue will be recorded once the performance targets are achieved and accepted by our customers.

Excluding the impact of the Broadlane Acquisition, our cost of revenue as a percentage of related net revenue increased from 21.9% to 23.7% period over period. This increase is primarily attributable to the reasons described above.

We may experience higher cost of revenue if: (i) the revenue mix continues to shift towards RCM segment products and services and more specifically if the revenue mix within the RCM segment shifts towards more service-related engagements; and (ii) we experience continued growth in our consulting services within the SCM segment.

Product development expenses.  Product development expenses for the fiscal year ended December 31, 2010 were $20.0 million, or 5.1% of total net revenue, an increase of $1.0 million, or 5.4%, from product development expenses of $19.0 million, or 5.6% of total net revenue, for the fiscal year ended December 31, 2009.

The increase during the fiscal year ended December 31, 2010 was attributable to a net $2.0 million increase in compensation expense that is comprised of a $2.3 million increase in salary-related compensation expense to new and existing employees offset by a $0.3 million reduction in cash-based performance-related compensation expense. The increase was partially offset by a $0.4 million decrease in share-based compensation expense resulting from the use of the accelerated method of expense attribution used for our service-based equity awards that are subject to graded vesting, which comprises a majority of our total equity awards. This method results in a continual decrease in annual share-based compensation expense over the requisite service period of each grant. The remaining offset was attributable to lower operating infrastructure expense. Our product development capitalization rate for the fiscal year ended December 31, 2010 and 2009, was 47.3% and 46.3%, respectively.

Excluding the impact of the Broadlane Acquisition, our product development expenses as a percentage of related net revenue remained unchanged at 5.1%.

We plan to continue to focus on development efforts designed to integrate, enhance and standardize our products. We also plan to continue to develop a number of new RCM products and services and enhance our existing products in both segments. We expect to maintain or increase our product development spending in future periods.

Selling and marketing expenses.  Selling and marketing expenses for the fiscal year ended December 31, 2010 were $46.7 million, or 11.9% of total net revenue, an increase of $1.4 million, or 3.2%, from selling and marketing expenses of $45.3 million, or 13.3% of total net revenue, for the fiscal year ended December 31, 2009.

The increase was primarily attributable to a $1.7 million increase in compensation expense relating to new and existing employees and a $0.9 million increase in other operating infrastructure expense. The increase was partially offset by a $0.5 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); a $0.4 million decrease in expenses associated with our annual customer and vendor meeting; and a $0.3 million decrease in advertising expenses. Total expenses related to our customer and vendor meeting amounted to $4.7 million and $5.1 million for the fiscal years ended December 31, 2010 and 2009, respectively.

Excluding the impact of the Broadlane Acquisition, selling and marketing expenses, as a percentage of related net revenue, increased from 11.9% to 12.1% period over period, for the reasons described above.

General and administrative expenses.  General and administrative expenses for the fiscal year ended December 31, 2010 were $124.4 million, or 31.8% of total net revenue, an increase of $13.7 million, or 12.4%, from general and administrative expenses of $110.7 million, or 32.4% of total net revenue, for the fiscal year ended December 31, 2009.

The increase was attributable to a net $20.9 million increase in compensation expense that is comprised of a $22.8 million increase in salary-related compensation expense to new and existing employees, primarily operational service-based employees, offset by a $1.9 million reduction in cash-based performance-related compensation expense. This increase was also attributable to a $1.7 million increase in professional fees; a $0.8 million increase in telecommunications expense; a $0.8 million increase in charitable contributions; and a $0.3 million increase in other operating infrastructure expense. The increase was partially offset by a $4.3 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year; a $4.0 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); and a $2.5 million decrease in legal expenses due to lower activity than in the prior year.

Excluding the impact of the Broadlane Acquisition, our general and administrative expenses as a percentage of related net revenue increased from 31.8% to 32.4% period over period, for the reasons described above.

Acquisition and integration-related expenses.  Acquisition and integration-related expenses for the fiscal year ended December 31, 2010 were $21.6 million, or 5.5% of total net revenue, an increase of $21.6 million, from acquisition related expenses of zero, for the fiscal year ended December 31, 2009. The increase consisted of $10.4 million in transaction costs incurred (not related to the financing) to complete the Broadlane Acquisition including due diligence, consulting and other related fees; $8.4 million was attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; and $2.8 million was attributable to acquisition-related fees associated with an unsuccessful acquisition attempt.

We expect to continue to incur significant costs in future periods to fully integrate Broadlane, including but not limited to the alignment of service offerings and the standardization of legacy Broadlane accounting policies to our existing accounting policies and procedures.

Depreciation.  Depreciation expense for the fiscal year ended December 31, 2010 was $20.0 million, or 5.1% of total net revenue, an increase of $6.8 million, or 51.0%, from depreciation of $13.2 million, or 3.9% of total net revenue, for the fiscal year ended December 31, 2009. The increase was primarily attributable to depreciation resulting from purchases of property and equipment and to a lesser extent increases to capitalized software development subsequent to December 31, 2009.

Excluding the impact of the Broadlane Acquisition, our depreciation expense as a percentage of related net revenue remained unchanged period over period.

Amortization of intangibles.  Amortization of intangibles for the fiscal year ended December 31, 2010 was $31.0 million, or 7.9% of total net revenue, an increase of $3.0 million, or 10.8%, from amortization of intangibles of $28.0 million, or 8.2% of total net revenue, for the fiscal year ended December 31, 2009. Excluding the impact of additional amortization expense relating to the Broadlane Acquisition, which amounted to $7.7 million, amortization expense decreased compared to the prior year due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Excluding the impact of the Broadlane Acquisition, our amortization expense as a percentage of related net revenue decreased from 7.9% to 6.1% period over period for the reasons described above.

Impairment of property and equipment, goodwill and intangibles.  The impairment of property and equipment, goodwill and intangibles for the fiscal year ended December 31, 2010 was $46.4 million compared to zero for the fiscal year ended December 31, 2009. The impairment primarily consisted of: (i) a $44.5 million write-off of goodwill relating to our decision support services operating unit (discussed below); and (ii) a $1.3 million write-off relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition.

As discussed in prior filings, we experienced a scheduled and planned step down in license fees from a large business intelligence customer in our decision support services operating unit. As part of our quarterly and annual forecasting process, we expected to recover the revenue reduction related to this large customer with new customer wins. However, given the economic environment, increased competition, as well as challenging capital spending trends by hospitals, conversion of new customer revenue has been lower than expected over the last six to eight quarters. As a result, during our 2011 budgeting process we lowered our future growth rate estimates and revised our earnings forecast for future years for our decision support services operating unit. As a result, a goodwill impairment charge of $44.5 million was recognized in the RCM segment during December 2010 for the full amount of goodwill relating to the decision support services operating unit.

Segment Operating Expenses

Revenue Cycle Management expenses.  RCM expenses for the fiscal year ended December 31, 2010 were $250.2 million, or 63.9% of total net revenue, an increase of $66.3 million, or 36.1%, from $183.9 million, or 53.9% of total net revenue for the fiscal year ended December 31, 2009.

RCM operating expenses increased as a result of a $44.5 million write-off of goodwill relating to our decision support services operating unit and a net $22.4 million increase in compensation expense which is comprised of a $23.0 million increase in salary-related compensation expense to new and existing employees, primarily operational service-based employees. This was offset by a $0.6 million reduction in cash-based performance-related compensation expense; a $10.0 million increase in cost of revenue in connection with direct labor costs associated with revenue growth; and a $4.2 million increase in depreciation expense. The increase was partially offset by a $4.3 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year; a $3.5 million decrease in amortization of intangibles; a $2.6 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); a $2.3 million decrease in legal expenses due to lower activity than in the prior year; a $1.5 million decrease in our operating infrastructure expense; and a $0.6 million decrease in rent expense.

As a percentage of RCM segment net revenue, segment expenses increased from 89.3% to 106.4% for the fiscal years ended December 31, 2010 and 2009, respectively. Excluding the impact of the impairment charge described above, RCM segment expenses decreased as a percent of related net revenue from 89.3% to 87.5% for the fiscal years ended December 31, 2010 and 2009, respectively.

Spend and Clinical Resource Management expenses.  SCM expenses for the fiscal year ended December 31, 2010 were $113.1 million, or 28.9% of total net revenue, an increase of $36.1 million, or 46.8%, from $77.0 million, or 22.6% of total net revenue for the fiscal year ended December 31, 2009.

Of the increase, $20.4 million of expenses were attributable to the Broadlane Acquisition. SCM operating expenses also increased as a result of $8.9 million attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $6.2 million increase in cost of revenues associated with new customers and the revenue mix shift in the segment toward consulting; a $1.3 million impairment charge comprised of an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition; a $1.0 million increase in meetings expenses; a $0.8 million increase in general operating expense; and a $0.4 million increase in telecommunications expense. The increase was partially offset by a $1.2 million decrease in the amortization of intangibles as certain of these assets reached the end of their useful life; a $1.0 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); and a net $0.7 million decrease in compensation expense that is comprised of a $1.2 million reduction in cash-based performance-related compensation expense, offset by a $0.5 million increase in salary-related compensation expense to new and existing employees, primarily operational service-based employees.

Excluding the impact of the Broadlane Acquisition, our SCM segment expenses as a percentage of related net revenue, remained relatively consistent increasing from 56.9% to 57.2% for the fiscal years ended December 31, 2010 and 2009, respectively, for the reasons described above.

Corporate expenses.  Corporate expenses for the fiscal year ended December 31, 2010 were $47.5 million, an increase of $17.6 million, or 59.0%, from $29.9 million for the fiscal year ended December 31, 2009, or 12.1% and 8.8% of total net revenue, respectively. The increase in corporate expenses was primarily attributable to a $10.0 million increase in acquisition-related fees associated with the Broadlane Acquisition; a $2.8 million increase in acquisition-related fees associated with an unsuccessful acquisition attempt; a $2.3 million increase in compensation expense to new and existing employees; a $1.6 million increase in depreciation expense; a $0.7 million increase in recruitment fees; a $0.6 million increase in professional fees; a $0.6 million increase in charitable contributions; and a $0.5 million increase in other operating infrastructure expense. The increase was partially offset by a $1.5 million decrease in share-based compensation expense (for the reason described within “Product development expenses”).

We expect to continue to incur acquisition-related costs in future periods relating to the Broadlane Acquisition.

Non-operating Expenses

Interest expense.  Interest expense for the fiscal year ended December 31, 2010 was $27.5 million, an increase of $9.4 million, or 51.9%, from interest expense of $18.1 million for the fiscal year ended

December 31, 2009. As of December 31, 2010, we had total indebtedness of $960.0 million compared to $215.2 million as of December 31, 2009. The increase in interest expense is attributable to: (i) the increase in our indebtedness period over period. We incurred additional indebtedness to fund the purchase price of the Broadlane Acquisition; (ii) we incurred a fee of $1.6 million to terminate our interest rate swap as part of the Broadlane Acquisition; and (iii) we wrote-off the unamortized debt issuance costs of $4.3 million as part of the Broadlane Acquisition.

The increase in our indebtedness will cause a significant increase in our interest expense in future periods. In addition, we plan to enter into one or more interest rate derivative instruments during 2011 as required by our credit facility.

Other income (expense).  Other income for the fiscal year ended December 31, 2010 was $0.6 million, comprised principally of $0.4 million in rental income and $0.1 million in interest income. Other income for the fiscal year ended December 31, 2009 was $0.4 million, comprised principally of $0.4 million in rental income and $0.1 million in interest income offset by $0.1 million in foreign exchange transaction losses.

Income tax (benefit) expense.  Income tax benefit for the fiscal year ended December 31, 2010 was $14.3 million, a decrease of $27.1 million from an income tax expense of $12.8 million for the fiscal year ended December 31, 2009, which was primarily attributable to decreased income before taxes resulting in: (i) lower federal income tax expense of $26.1 million; and, (ii) lower foreign and state income tax expense of $1.0 million. Contributing to decreased income tax expense was the reenactment by Congress of the research and development credit. The income tax benefit recorded during the fiscal year ended December 31, 2010 and income tax expense recorded during the fiscal year ended 2009 reflected an annual effective tax rate of 30.7% and 39.1%, respectively. As a result of realizing a pretax book loss, the following items impacted our effective tax rate compared to the fiscal year ended December 31, 2009: (i) a decrease to our effective tax rate of approximately 6.5%, primarily attributable to Texas where state income taxes are largely measured by modified gross receipts rather than taxable income; (ii) a decrease to our effective tax rate of approximately 8.7% for nondeductible expenses, primarily attributable to nondeductible transaction costs related to our acquisition of Broadlane; (iii) an increase of 7.4%, primarily attributable to the research and development credits.

Comparison of the Fiscal Years Ended December 31, 2009 and 2008

	Fiscal Year Ended December 31,
	2009		2008		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands)

Net revenue:
Revenue Cycle Management	$205,918	60.3%	$151,717	54.3%	$54,201	35.7%
Spend and Clinical Resource Management
Gross administrative fees(1)	163,454	47.9	158,618	56.7	4,836	3.0
Revenue share obligation(1)	(55,231)	(16.2)	(52,853)	(18.9)	(2,378)	4.5
Other service fees	27,140	8.0	22,174	7.9	4,966	22.4

Total Spend and Clinical Resource Management	135,363	39.7	127,939	45.7	7,424	5.8

Total net revenue	$341,281	100.0%	$279,656	100.0%	$61,625	22.0%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue.  Total net revenue for the fiscal year ended December 31, 2009 was $341.3 million, an increase of $61.6 million, or 22.0%, from revenue of $279.7 million for the fiscal year ended December 31, 2008. The increase in total net revenue was comprised of a $54.2 million increase in Revenue Cycle Management revenue and a $7.4 million increase in Spend and Clinical Resource Management revenue.

Revenue Cycle Management revenue.  RCM revenue for the fiscal year ended December 31, 2009 was $205.9 million, an increase of $54.2 million, or 35.7%, from revenue of $151.7 million for the fiscal year ended December 31, 2008. The increase was primarily the result of the following:

•	Accuro related revenue. The operating results of Accuro were included in our full fiscal year ended December 31, 2009 and were only included in the comparable prior period for approximately seven months from the date of the Accuro Acquisition on June 2, 2008. In 2009, $34.9 million of the net revenue increase was attributable to the Accuro Acquisition.

Given the significant impact of the Accuro Acquisition on our RCM segment, we believe acquisition-affected measures are useful for the comparison of our year over year net revenue growth. Revenue Cycle Management net revenue for the fiscal year ended December 31, 2009 was $205.9 million, an increase of $25.7 million, or 14.2%, from RCM non-GAAP acquisition-affected net revenue of $180.3 million for the fiscal year ended December 31, 2008. The following table sets forth the reconciliation of RCM non-GAAP acquisition-affected net revenue to GAAP net revenue:

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

Spend and Clinical Resource Management net revenue.  SCM net revenue for the fiscal year ended December 31, 2009 was $135.4 million, an increase of $7.4 million, or 5.8%, from revenue of $127.9 million for the fiscal year ended December 31, 2008. The net revenue increase was the result of a net increase in gross administrative fees of $4.8 million, or 3.0%, partially offset by a $2.4 million increase in revenue share obligation, and an increase in other service fees of $5.0 million.

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

results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees (or the “revenue share ratio”). Our revenue share ratio was 33.8% and 33.3% for the fiscal years ended December 31, 2009 and 2008, respectively. We did not have any significant changes in our customer revenue mix during the year that resulted in a notable impact on our revenue share ratio.

•	Other service fees. The $5.0 million, or 22.4%, increase in other service fees primarily related to $5.8 million in higher revenues from medical device consulting and strategic sourcing services partially offset by a $0.8 million decrease in our market research services. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers.

	Fiscal Year Ended December 31,
	2009		2008		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(In thousands)

Operating expenses:
Cost of revenue	$74,651	21.9%	$51,548	18.4%	$23,103	44.8%
Product development expenses	18,994	5.6	16,393	5.9	2,601	15.9
Selling and marketing expenses	45,282	13.3	43,205	15.4	2,077	4.8
General and administrative expenses	110,661	32.4	91,481	32.7	19,180	21.0
Depreciation	13,211	3.9	9,793	3.5	3,418	34.9
Amortization of intangibles	28,012	8.2	23,442	8.4	4,570	19.5
Impairment of property & equipment and intangibles	—	0.0	2,272	0.8	(2,272)	(100.0)

Total operating expenses	290,811	85.2	238,134	85.2	52,677	22.1
Operating expenses by segment:
Revenue Cycle Management	183,876	53.9	142,854	51.1	41,022	28.7
Spend and Clinical Resource Management	77,042	22.6	73,108	26.1	3,934	5.4

Total segment operating expenses	260,918	76.5	215,962	77.2	44,956	20.8
Corporate expenses	29,893	8.8	22,172	7.9	7,721	34.8

Total operating expenses	$290,811	85.2%	$238,134	85.2%	$52,677	22.1%

Total Operating Expenses

Cost of revenue.  Cost of revenue for the fiscal year ended December 31, 2009 was $74.7 million, or 21.9% of total net revenue, an increase of $23.1 million, or 44.8%, from cost of revenue of $51.5 million, or 18.4% of total net revenue, for the fiscal year ended December 31, 2008.

Of the increase, $8.5 million was attributable to cost of revenue associated with the Accuro Acquisition. The remaining $14.6 million increase was attributable to the direct costs resulting from the continuing shift in our revenue mix towards our RCM segment, which contributed 60.3% and 54.3% of consolidated net revenue for the fiscal years ended December 31, 2009 and 2008, respectively. Specifically, the increase in SaaS-based revenue and other consulting services within the RCM segment resulted in a higher associated cost of revenue than does GPO activities in our SCM segment. In addition, we had an increase in service-related engagements in both our RCM and SCM segments, which provides for a higher cost of revenue given these activities are more labor intensive.

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

The increase during the fiscal year ended December 31, 2009 was attributable to a $3.0 million increase in product development expenses associated with our RCM segment as we continue to develop, enhance and integrate these products and services. The increase was partially offset by a $0.4 million decrease in product development expenses in our SCM segment.

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

The increase during the fiscal year ended December 31, 2009 includes $1.6 million of general and administrative expenses attributable to the Accuro Acquisition. Also contributing to the increase was a $5.9 million increase in share-based compensation; a $3.6 million increase in compensation expense to new employees; a $2.1 million increase in bad debt expense to reserve for potential uncollectible accounts along with certain bankruptcies that occurred with respect to customers of our RCM segment; $1.6 million of higher legal expenses primarily for discovery and document production in connection with a lawsuit in which the Company was retained as an expert witness by the plaintiffs; a $1.2 million increase in travel expenses; a $0.8 million increase in meals and entertainment expense; a $0.7 million increase in rent expense; and a $0.6 million increase in telecommunications expense. The remaining increase was attributable to general operating infrastructure expenses.

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

Amortization of intangibles.  Amortization of intangibles for the fiscal year ended December 31, 2009 was $28.0 million, or 8.2% of total net revenue, an increase of $4.6 million, or 19.5%, from amortization of intangibles of $23.4 million, or 8.4% of total net revenue, for the fiscal year ended December 31, 2008. This increase primarily resulted from the amortization of certain identified intangible assets acquired in the Accuro Acquisition slightly offset by fully amortized assets in our SCM segment.

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

Of the $41.0 million increase in operating expenses, $17.0 million of expenses are attributable to the Accuro Acquisition. RCM operating expenses also increased as a result of an $11.7 million increase in cost of revenue in connection with direct labor costs associated with revenue growth; a $7.8 million increase in compensation expense primarily related to new employees; $2.1 million of increased bad debt expense to reserve for potentially uncollectible accounts; $2.0 million of higher share-based compensation expense; and $1.4 million of increased legal expenses primarily for discovery and document production in connection with a lawsuit in which the Company was retained as an expert witness by the plaintiffs. The increase was partially offset by a $1.8 million impairment charge of intangible assets that occurred during the fiscal year ended December 31, 2008 that did not re-occur in 2009.

As a percentage of RCM segment revenue, segment expenses decreased to 89.3% from 94.2% for the fiscal year ended December 31, 2009 and 2008, respectively, for the reasons described above.

Spend and Clinical Resource Management expenses.  Spend and Clinical Resource Management expenses for the fiscal year ended December 31, 2009 were $77.0 million, or 22.6% of total net revenue, an increase of $3.9 million, or 5.4%, from $73.1 million, or 26.1% of total net revenue for the fiscal year ended December 31, 2008.

The increase in SCM expenses was primarily attributable to $1.9 million of higher share-based compensation expense; a $1.9 million increase in cost of revenues associated with new customers and the revenue mix shift in the segment toward consulting; $1.2 million of higher compensation expense to new employees; and a $0.9 million increase in education and training expense relating to our annual customer and vendor meeting. The increase was offset by a $1.3 million decrease in the amortization of intangibles as certain of these assets reached the end of their useful life; and a $0.7 million decrease in general operating expense.

As a percentage of SCM segment net revenue, segment expenses remained relatively consistent decreasing to 56.9% from 57.1% for the fiscal year ended December 31, 2009 and 2008, respectively, for the reasons described above.

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

Income tax expense (benefit).  Income tax expense for the fiscal year ended December 31, 2009 was $12.8 million, an increase of $5.3 million from an income tax expense of $7.5 million for the fiscal year ended December 31, 2008, which was primarily attributable to (i) increased income before taxes resulting in higher federal income tax expense of $5.1 million; and, (ii) additional foreign and state income taxes totaling $1.1 million. Partially offsetting this increase was a $0.9 million decrease in income tax expense related to research and development credits recorded during the year. The income tax expense recorded during the fiscal years ended December 31, 2009 and 2008 reflected an annual effective tax rate of 39.1% and 40.9%, respectively. The decrease in the effective tax rate was primarily attributable to research and development tax credits.

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

Subscription and Implementation Fees

We apply the revenue recognition guidance prescribed by generally accepted accounting principles in the United States of America (“GAAP”) relating to software for our hosted solutions. We provide subscription-based revenue cycle and spend and clinical management services through software tools accessed by our customers while the data is hosted and maintained on our servers. In many arrangements, customers are charged set-up fees for implementation and monthly subscription fees for access to these web-based hosted services. Implementation fees are typically billed at the beginning of the arrangement and recognized as revenue over the greater of the subscription period or the estimated customer relationship period. We estimate the customer relationship period based on historical customer retention rates. We currently estimate our customer relationship period to be between four and five years for our hosted services. Revenue from monthly hosting arrangements is recognized on a subscription basis over the period in which the customer uses the service. Contract subscription periods typically range from three to five years from execution.

We consistently monitor our customer relationship periods and as a result, our estimated customer relationship period may change due to the changing attrition rates of our customers. We have historically changed our estimates of customer relationship periods for certain of our web-hosted customers. These changes in estimated customer lives have typically deferred revenue over longer periods.

We are currently performing a study of our customer relationship period and based on those results our customer relationship period may increase to a range of five to six years based on our updated historical estimated customer retention rates. Once finalized, we will utilize the updated estimate of our customer relationship period prospectively in recognizing revenue. The impact of the potential change based on our current portfolio of applicable contracts would amount to a reduction in annual earnings of between $0.4 million and $0.6 million.

Administrative fee adjustment

Upon acquiring Broadlane, we recorded a net $16.8 million purchase accounting adjustment that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010, but were reported to us subsequently. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The purchase accounting adjustment amounted to an estimated $34.5 million of accounts receivable relating to these administrative fees and an estimated $17.7 million of related revenue share obligation. We will review the balances each reporting period as vendor reporting is received and payments are made and make any necessary adjustment. The amounts are subject to change within the one-year measurement period allowed by GAAP.

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

We complete our impairment evaluation by performing valuation analyses in accordance with GAAP relating to goodwill and other intangibles. This analysis contains uncertainties because it requires us to make market participant assumptions and to apply judgment to estimate industry economic factors and the profitability and growth of future business strategies to determine estimated future cash flows and an appropriate discount rate. When market prices are not available, we estimate the fair value of the reporting unit or asset group using the income approach and/or the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, capital expenditures and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.

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

Our estimates of future cash flows used in these valuations could differ from actual results. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

As of December 31, 2010, the fair value of each of our reporting units was substantially in excess of its carrying value, with the exception of our decision support services operating unit described above. In addition, based on our sensitivity analysis, a hypothetical 10% decrease applied to our assumed growth rates or a hypothetical 10% increase applied to our weighted average cost of capital applied to our discounted cash flow analysis would not result in an impairment of our intangible assets nor would it cause us to further evaluate goodwill for impairment.

In addition, we make assumptions about the useful lives of our intangible assets. Intangible assets (including our capitalized software) are amortized over their useful lives, which have been derived based on an assessment of such factors as attrition, expected volume and economic benefit. We evaluate the useful lives of our intangible assets on an annual basis. Any changes on our estimated useful lives could cause depreciation and amortization to increase or decrease.

Acquisitions — Purchase Price Allocation

We adopted revised GAAP relating to business combinations as of January 1, 2009. The revised guidance retains the purchase method of accounting for acquisitions and requires a number of changes to the previous guidance, including changes in the way assets and liabilities are recognized in purchase accounting. Other changes include requiring the recognition of assets acquired and liabilities assumed arising from contingencies, requiring the capitalization of in-process research and development at fair value, and requiring the expensing of acquisition-related costs as incurred.

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

Given our history of acquisitions, we may allocate part of the purchase price of future acquisitions to contingent consideration as required by GAAP for business combinations. The fair value calculation of contingent consideration will involve a number of assumptions that are subjective in nature and which may differ significantly from actual results. We may experience volatility in our earnings to some degree in future reporting periods as a result of these fair value measurements.

Allowance for Doubtful Accounts

In evaluating the collectability of our accounts receivable, we assess a number of factors, including a specific customer’s ability to meet its financial obligations to us, such as whether a customer declares bankruptcy. Other factors include the length of time the receivables are past due and historical collection experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from customers. Refer to Note 16 of the notes to consolidated financial statements.

We have not made any material changes in the accounting methodology used to estimate the allowance for doubtful accounts. If actual results are not consistent with our estimates or assumptions, we may experience a higher or lower expense. In addition, if circumstances related to specific customers change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the Consolidated Financial Statements.

Our bad debt expense to total net revenue ratio for the fiscal years ended December 31, 2010 and 2009 was 0.4% and 1.7% (or 0.6% and 2.5% of other service fee revenue), respectively. The decrease was attributable to the decline in uncollectible accounts and bankruptcies that occurred during the prior period and to improved internal processes to manage our accounts receivable exposure with respect to customers in our

RCM segment. However, as we continue to expand our services-based non-GPO revenue, we may experience a higher bad debt expense to total revenue ratio.

A hypothetical 10% increase in bad debt expense would result in approximately $0.2 million and $0.6 million of additional bad debt expense for the fiscal years ended December 31, 2010 and 2009, respectively.

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

We estimate the company’s effective tax rate based upon the currently enacted tax rates and estimated state apportionment. This rate is determined based upon location of company personnel, location of company assets and determination of sales on a jurisdictional basis. We currently file income tax returns in approximately 54 jurisdictions (inclusive of certain city jurisdictions).

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

Effective January 1, 2007, we adopted GAAP relating to the accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adopting this guidance on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

Upon adoption of this guidance, our policy is to include interest and penalties in our provision for income taxes. The tax years 1999 through 2009 remain open to examination by the Internal Revenue Service and certain state taxing jurisdictions to which we are subject.

Each quarter we assess our uncertain tax positions and adjust our reserve accordingly based on the most recent facts and circumstances. If there is a significant change in the underlying facts and circumstances or applicable tax law modifications, we may be exposed to additional benefits or expense. See Note 11 of the Notes to Consolidated Financial Statements for the impact of uncertain tax positions in 2010.

We expect a significant increase in our cash taxes in future years, primarily attributable to exhausting all of our federal net operating loss carryforwards and other tax attributes.

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

Prior to our initial public offering, valuing our share price as a privately held company was complex. We used reasonable methodologies, approaches and assumptions consistent with GAAP for privately-held-company equity securities issued as compensation, in assessing and determining the fair value of our common stock for financial reporting purposes. The fair value of our common stock was determined through periodic valuations.

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

It is not practicable for us to estimate the expected volatility of our share price, required by existing accounting requirements based solely on our own historical stock price volatility (trading history), given our limited history as a publicly traded company. Once we have sufficient history as a public company, we will calculate the expected volatility of our share price based on our trading history, which may impact our future share-based compensation. In accordance with GAAP for stock compensation, we have estimated grant-date fair value of our shares using a combination of our own trading history and a volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities. We identified similar public entities for which share and option price information was available, and considered the historical volatilities of those entities’ share prices in calculating volatility. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding. Based on our limited history, we utilized the “simplified method” as prescribed in Staff Accounting Bulletin No. 107, Share-based Payment, to calculate expected term. For service-based equity awards, compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures. For performance-based equity awards, compensation cost is recognized using a straight-line method over the vesting or performance period and is adjusted each reporting period in which a change in performance achievement is determined and is net of estimated forfeitures.

We granted certain equity awards under our 2008 long-term performance incentive plan that included performance-based stock-settled stock appreciation rights (“SSARs”) and performance-based restricted common stock. The performance-based SSARs only vest upon the achievement of a 25% compounded annual growth rate of diluted cash EPS for the three-year period ending December 31, 2011. The performance-based restricted common stock awards vest in increments depending on the level of achievement in compounded annual growth rate of diluted cash EPS for the three-year period ending December 31, 2011. We assess the probability of achievement of the performance targets relating to these equity awards on a quarterly basis. If during any reporting period under the related vesting term we conclude that we are unable to achieve the performance targets relating to these equity awards, we will reverse the amount of share-based compensation expense recognized in prior periods. This may amount to a significant change in our share-based compensation expense in future periods if it is not probable that we will achieve these performance targets.

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

We believe we currently have adequate cash flow from operations, capital resources, available credit facilities and liquidity to meet our cash flow requirements including the following near term obligations (next 12 months): (i) our working capital needs; (ii) our debt service obligations; (iii) our $123.1 million deferred purchase payment relating to the Broadlane Acquisition due on or before January 4, 2012; (iv) planned capital expenditures for the remainder of the year; (v) our revenue share obligation and rebate payments; and (vi) estimated federal and state income tax payments.

In connection with the Broadlane Acquisition, we entered into a new credit agreement (the “Credit Agreement”) with Barclays Bank PLC and JP Morgan Securities LLC. The Credit Agreement consists of a six-year $635.0 million senior secured term loan facility and a five-year $150.0 million senior secured revolving credit facility that contains a letter of credit sub-facility of $25.0 million and a swing line sub-facility of $25.0 million.

Also in connection with the Broadlane Acquisition, we closed the offering of an aggregate principal amount of $325.0 million of senior notes due 2018 (the “Notes”) in a private placement. The Notes are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s existing restricted subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the Credit Agreement. The Notes and the guarantees are senior unsecured obligations of the Company. The Notes were issued pursuant to an indenture dated as of November 16, 2010 (the “Indenture”) among the Company, its subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. Pursuant to the Indenture, the Notes will mature on November 15, 2018 and bear 8% annual interest. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011.

Our expectation relating to the $123.1 million deferred purchase payment will be to fund the payment by the due date from our free cash flow generated during the year. If our free cash flow amount is insufficient, we expect to draw upon our existing revolving credit facility to fund any shortfall. If we do not have enough liquidity to fund the deferred purchase payment with the combination of our free cash flow and revolving credit facility, we can obtain additional funding under are Credit Agreement via incremental loan facilities or an increase in the aggregate commitments under the revolving credit facility. Lastly, we have the option of an equity issuance to fund the deferred purchase payment.

Historically, we have utilized federal net operating loss carryforwards for both regular and Alternative Minimum Tax payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. As of December 31, 2010, we have exhausted all of our federal net operating losses. Consequently, we expect our cash paid for taxes to increase significantly in future years.

We have not historically utilized borrowings available under our existing credit agreement to fund operations. During September 2008, we voluntarily changed our cash management practice to reduce our interest expense. We instituted an auto-borrowing plan which caused all excess cash on hand to be used to repay our swing-line credit facility on a daily basis. As we changed lenders in the course of the Broadlane Acquisition, this practice was suspended. We are currently in discussions with our new lenders to institute a similar arrangement that will result in a comparable cash management structure and reduction in our interest expense.

As of December 31, 2010, we had zero dollars drawn on our revolving credit facility resulting in $149.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

•	changes in working capital due to inconsistent timing of cash receipts and payments for major recurring items such as trade accounts payable, revenue share obligation, incentive compensation, changes in deferred revenue, and other various items;

•	transaction and integration related costs associated with the Broadlane Acquisition;

•	acquisitions; and

•	unforeseeable events or transactions.

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

Discussion of Cash Flow

As of December 31, 2010 and 2009, we had cash and cash equivalents totaling $46.8 million and $5.5 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the fiscal years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009	Change
	Amount	Amount	Amount	%
	(In millions)

Net (loss) income	$(32.1)	$19.9	$(52.0)	(261.3)%
Non-cash items	90.2	67.6	22.6	33.4
Net changes in working capital	47.8	(27.2)	75.0	(275.7)

Net cash provided by operations	$105.9	$60.3	$45.6	75.6%

Net (loss) income represents the loss or profitability attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, impairment of intangibles and non-cash interest expense. Refer to our Consolidated Statement of Cash Flows for details regarding of these non-cash items. The total for these non-cash expenses was $90.2 million and $67.6 million for the fiscal years ended December 31, 2010 and 2009, respectively. The increase in non-cash expenses for the fiscal year ended December 31, 2010 compared to December 31, 2009 was primarily attributable to: (i) a write-off of goodwill associated with our decision support services operating unit and an impairment charge for property, equipment and intangibles primarily relating to the integration of product and service offerings associated with the Broadlane Acquisition; (ii) an increase in depreciation of property and equipment and amortization of intangibles primarily associated with the assets acquired in the Broadlane Acquisition; and (iii) an increase in the amortization of debt issuance costs primarily associated with financing the Broadlane Acquisition and the write-off of debt issuance costs from our previous credit facility. The increase was partially offset by: (i) lower share-based compensation; (ii) a decrease in bad debt expense; and (iii) a decrease in deferred income taxes. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the fiscal year ended December 31, 2010, the working capital changes resulting in an increase to cash flow from operations of $47.8 million primarily consisted of the following:

Increase of cash flow

•	a decrease in accounts receivable of $11.8 million related to the timing of invoicing and cash collections and our revenue growth;

•	a $14.1 million working capital increase in trade accounts payable due to the timing of various payment obligations;

•	an increase in deferred revenue of $13.6 million for cash receipts not yet recognized as revenue;

•	a decrease in other accrued expenses of $12.6 million due to the timing of various payment obligations; and

•	a $3.6 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and customer purchasing volume for our GPO.

The working capital changes resulting in an increase to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in decreases to cash flow:

Decrease of cash flow

•	an increase in prepaid expenses and other assets of $3.9 million primarily related to sales incentive compensation payments; and

•	an increase in other long term assets of $3.1 million related to the timing of cash payments for our deferred sales expenses.

For the fiscal year ended December 31, 2009, working capital changes resulting in a reduction to cash flow from operations of $27.2 million were:

Decrease of cash flow

•	an increase in accounts receivable of $18.4 million related to the timing of invoicing and cash collections and our revenue growth;

•	an increase in other long term assets of $4.6 million related to the timing of cash payments for our deferred sales expenses;

•	an increase in prepaid expenses and other assets of $2.4 million primarily related to sales incentive compensation payments;

•	a decrease in accrued payroll and benefits of $9.1 million due to payroll cycle timing and cash incentive compensation accruals; and

•	a decrease in other accrued expenses of $3.9 million due to the timing of various payment obligations.

The working capital changes resulting in reductions to the 2009 operating cash flow discussed above were partially offset by the following changes in working capital resulting in increases to cash flow:

Increase of cash flow

•	a $7.7 million working capital increase in trade accounts payable due to the timing of various payment obligations; and

•	a $2.3 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and customer purchasing volume for our GPO.

Investing Activities.

Investing activities used $779.8 million of cash for the fiscal year ended December 31, 2010 which included: $749.1 million related to the Broadlane Acquisition; $18.0 million for investment in software development; and $12.8 million of capital expenditures that are primarily related to the growth in our RCM segment.

Investing activities used $46.5 million of cash for the fiscal year ended December 31, 2009 which included: $18.3 million related to the deferred purchase consideration of $19.8 million (inclusive of $1.5 million of imputed interest) paid in June 2009 as part of the acquisition of Accuro; $16.4 million for investment in software development; and $11.8 million of capital expenditures that are primarily related to the growth in our RCM segment.

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

Financing Activities.

Financing activities provided $715.2 million of cash for the fiscal year ended December 31, 2010. We borrowed $655.0 million on our credit facility and received $325.0 million from our bond offering during the period. We also received $10.7 million from the issuance of common stock and $6.8 million from the excess tax benefit from the exercise of stock options. This was offset by payments made on our credit facility of $235.2 million inclusive of: (i) $215.2 million to pay off our indebtedness under our previous credit facility as part of the Broadlane Acquisition and obtaining a new credit facility; and (ii) a $20.0 million payment on our revolving credit facility; $46.5 million in debt issuance costs paid as part of the Broadlane Acquisition; and payments of $0.6 million that were made on our finance obligation. Our credit agreement requires an assessment of excess cash flow beginning December 31, 2011. We will be required to make any necessary cash flow payment within the first quarter of 2012.

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

Notes Offering and Credit Facility

Notes Offering

In connection with the Broadlane Acquisition, the Company closed the offering of an aggregate principal amount of up to $325 million of Notes in a private placement. The Notes are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s existing restricted subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the Credit Agreement. The Notes and the guarantees are senior unsecured obligations of the Company.

The Notes were issued pursuant to Indenture dated as of November 16, 2010 among the Company, its subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. Pursuant to the Indenture, the Notes will mature on November 15, 2018 and bear 8% annual interest. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011.

The Indenture contains certain customary negative covenants, including limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of December 31, 2010.

Credit Facility

On November 16, 2010, in connection with the Broadlane Acquisition, we entered into the Credit Agreement with Barclays Bank PLC and JP Morgan Securities LLC. The Credit Agreement consists of a six-year $635 million senior secured term loan facility and a five-year $150 million senior secured revolving credit facility, including a letter of credit sub-facility of $25 million and a swing line sub-facility of $25 million.

The Credit Agreement also permits the Company to, subject to the satisfaction of certain conditions and obtaining commitments therefor, add one or more incremental term loan facilities, increase the aggregate commitments under the senior secured revolving credit facility or add one or more incremental revolving credit facility tranches in an aggregate amount of up to $200 million, which may have the same guarantees, and be secured equally in all respects by the same collateral, as the senior secured term loan loans and the senior secured revolving credit loans.

The interest rates per annum applicable to loans (other than swing line loans) under the Credit Agreement are, at the Company’s option, equal to either (a) a eurodollar rate for one-, two-, three-, six-, or if agreed to by all relevant lenders, nine- or twelve-month interest periods or (b) an alternate base rate, in each case, plus an applicable margin based on the Company’s public corporate credit ratings. Interest rates per annum applicable to swing line loans are equal to the alternate base rate plus an applicable margin. We also pay a quarterly commitment fee on the undrawn portion of the revolving loan facility based on the same total leverage ratio and a quarterly fee equal to the applicable margin for a eurodollar rate loan on the aggregate amount of outstanding letters of credit.

See table below for a summary of the pricing tiers for all applicable margin rates. As of December 31, 2010, our applicable margin on our revolving credit facility and term loan facility was tier one.

Revolving Credit Facility
	Total
Pricing	Leverage	Commitment	Letter of	Eurodollar	Base Rate
Tier	Ratio	Fee	Credit Fee	Loans	Loans

1	≥ 4.50:1.00	0.75%	3.75%	3.75%	2.75%
2	< 4.50:1.00	0.75%	3.50%	3.50%	2.50%
3	< 4.00:1.00	0.50%	3.50%	3.50%	2.50%

Term Loan Facility
	Total
Pricing	Leverage	Eurodollar	Base Rate
Tier	Ratio	Loans	Loans

1	≥ 4.50:1.00	3.75%	2.75%
2	< 4.50:1.00	3.50%	2.50%

The term loan facility matures on November 15, 2016 and the revolving loan facility matures on November 15, 2015. We are required to make quarterly principal amortization payments of approximately $1.6 million on the term loan facility. No principal payments are due on the revolving loan facility until the revolving facility maturity date. We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of our credit agreement.

As of December 31, 2010, we had a zero balance on our swing-line loan and $149.0 million was available under our revolving credit facility (after giving effect to $1.0 million of outstanding but undrawn letters of credit on such date). We also had $960.0 million of debt outstanding and a cash balance of $46.8 million as of December 31, 2010.

The Credit Agreement contains certain customary negative covenants, including limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The Credit Agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain modifications) to consolidated EBITDA (subject to certain modifications) and minimum cash interest coverage ratios. We are required to maintain compliance with a maximum consolidated total debt to adjusted EBITDA leverage ratio of 6.50 to 1.0 and a minimum consolidated interest coverage ratio of 2.0 to 1.0 beginning as of March 31, 2011. The consolidated total debt to adjusted EBITDA leverage ratio and the consolidated interest coverage ratio thresholds adjust in future periods. The following table shows our future covenant thresholds:

Covenant Requirements Table
	Maximum	Minimum
	Total	Interest
	Leverage	Coverage
Fiscal Quarter Ended	Ratio	Ratio

March 31, 2011	6.5:1.0	2.0:1.0
June 30, 2011	6.5:1.0	2.0:1.0
September 30, 2011	6.5:1.0	2.0:1.0
December 31, 2011	6.5:1.0	2.0:1.0
March 31, 2012	6.0:1.0	2.25:1.0
June 30, 2012	6.0:1.0	2.25:1.0
September 30, 2012	5.5:1.0	2.25:1.0
December 31, 2012	5.5:1.0	2.25:1.0
March 31, 2013	5.0:1.0	2.5:1.0
June 30, 2013	5.0:1.0	2.5:1.0
September 30, 2013	4.75:1.0	2.5:1.0
December 31, 2013	4.75:1.0	2.5:1.0
March 31, 2014	4.25:1.0	2.75:1.0
June 30, 2014	4.25:1.0	2.75:1.0
September 30, 2014	4.0:1.0	2.75:1.0
December 31, 2014	4.0:1.0	2.75:1.0
March 31, 2015	3.75:1.0	3.0:1.0
June 30, 2015	3.75:1.0	3.0:1.0
September 30, 2015	3.5:1.0	3.0:1.0
December 31, 2015	3.5:1.0
March 31, 2016	3.5:1.0
June 30, 2016	3.5:1.0
September 30, 2016	3.5:1.0

The components that comprise the calculation of the aforementioned covenants are specifically defined in our credit agreement and require us to make certain adjustments to derive the amounts used in the calculation of each ratio. Our covenant compliance assessment begins for the quarter ended March 31, 2011. Refer to the table in the earlier part of this section for a summary of the pricing tiers and the applicable rates.

The determination of our pricing tier is based on the total leverage ratio that was calculated in the most recent compliance certificate received by our administrative agent. In addition, our loans and other obligations under the credit agreement are guaranteed, subject to specified limitations, by our present and future direct and indirect domestic subsidiaries. As of December 31, 2010, we were not in default of any restrictive covenants under our credit agreement.

Summary Disclosure Concerning Contractual Obligations and Commercial Commitments

In the ordinary course of business, we enter into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2010 are as follows:

		Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Bank credit facility(1)	$635,000	$6,350	$12,700	$12,700	$603,250
Bonds payable(2)	325,000	—	—	—	325,000
Interest on fixed rate debt	208,000	26,000	52,000	52,000	78,000
Interest on variable rate debt(3)	190,346	33,212	65,425	64,091	27,618
Deferred purchase consideration(4)	123,100	123,100	—	—	—
Operating leases(5)	51,751	9,125	15,577	11,872	15,177
Broadlane integation and restructuring obligations(6)	3,488	3,488	—	—	—
Accuro lease termination penalty(7)	1,160	1,160	—	—	—
Finance obligations(8)	15,273	1,103	2,228	2,228	9,714
Tax liability(9)	1,885	—	1,885	—	—

	$1,555,003	$203,538	$149,815	$142,891	$1,058,759

(1)	Indebtedness under our credit facility bears interest at an annual rate of LIBOR (our credit agreement contains a 1.50% LIBOR floor) plus an applicable margin. The applicable interest rate, inclusive of LIBOR and the applicable margin was 5.25% on our term loan at December 31, 2010. We had zero outstanding under our revolving credit facility at December 31, 2010. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our borrowings.

(2)	Indebtedness on our bonds bear interest at an 8% annual rate. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our bond offering.

(3)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2010 for all future periods. In addition, our credit agreement requires us to calculate excess cash flow on an annual basis (beginning for our fiscal year ending December 31, 2011). We have not factored an annual excess cash flow amount into our interest calculation given the amount is not currently estimable. During 2011, we expect to enter into one or more derivative instruments that will impact this calculation in future periods.

(4)	Relates to our deferred purchase consideration from the Broadlane Acquisition. The amount was recorded at its present value as part of purchase accounting using a 2.6% discount rate and will be accreted up to $123.1 million at December 31, 2011 (which represents the face value at maturity). The amount is payable on or before January 4, 2012.

(5)	Relates to certain office space and office equipment under operating leases. Amounts represent future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year or more. See Note 7 of the Notes to Consolidated Financial Statements for more information.

(6)	Represents severance costs associated with the Broadlane Acquisition. See note 6 of the notes to consolidated financial statements for additional information.

(7)	Represents the Dallas lease termination penalty associated with the acquisition of Accuro on June 2, 2008, which will be paid in February 2011. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

(8)	Represents a capital lease obligation incurred in a sale and subsequent leaseback transaction of an office building in August 2003. The transaction did not qualify for sale and leaseback treatment under generally accepted accounting principles relating to leases. In July 2007, we extended the terms of our office building lease agreement by an additional four years through July 2017, which increased our total finance obligation by $1.1 million. See Note 6 of the Notes to Consolidated Financial Statements under the subheading “Finance Obligations” for additional information regarding this transaction and the related obligation.

(9)	Effective January 1, 2007, we adopted GAAP relating to accounting for uncertainty in income taxes. The above amount relates to management’s estimate of uncertain tax positions. As a result of tax attributes (net operating losses and tax credits), we have several tax periods open to examination until the statute of limitations has expired with respect to the year in which these attributes are utilized. As such, we cannot predict the precise timing that this liability will be applied or utilized. Additionally, the liability may increase or decrease if management’s estimate of uncertain tax positions changes when new information arises or changes in circumstances occur.

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

As of December 31, 2010, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management and the Board in its financial and operational decision-making, we supplement our Consolidated Financial Statements presented on a GAAP basis in this Annual Report on Form 10-K with the following non-GAAP financial measures: gross fees, gross administrative fees, revenue share obligation, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, acquisition-affected net revenue and cash diluted earnings per share.

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

The following table reconciles net income to Adjusted EBITDA for the fiscal years ended December 31, 2010, 2009 and 2008:

	Fiscal Year Ended December 31,
Adjusted EBITDA Reconciliation	2010	2009	2008
	(In thousands)

Net (loss) income	$(32,124)	$19,947	$10,841
Depreciation	19,948	13,211	9,793
Depreciation (included in cost of revenue)	2,894	2,426	708
Amortization of intangibles	31,027	28,012	23,442
Amortization of intangibles (included in cost of revenue)	648	740	873
Interest expense, net of interest income(1)	27,428	18,087	19,823
Income tax (benefit) expense	(14,255)	12,826	7,489

EBITDA	35,566	95,249	72,969
Impairment of intangibles(2)	46,423	—	2,272
Share-based compensation expense(3)	11,493	16,652	8,550
Rental income from capitalizing building lease(4)	(439)	(439)	(438)
Purchase accounting adjustments(5)	13,406	(24)	2,449
Interest rate swap cancellation(6)	—	—	3,914
Acquisition and integration related expenses(7)	21,591	—	—

Adjusted EBITDA	$128,040	$111,438	$89,716

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Consolidated Statement of Operations.

(2)	The impairment during the fiscal year ended December 31, 2010 primarily consisted of (i) a $44.5 million write-off of goodwill relating to our decision support services operating unit; and (ii) $1.3 million relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition. The impairment during the fiscal year ended December 31, 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management trade name and internally developed software products, mainly due to the integration of Accuro’s operations and products.

(3)	Represents non-cash share-based compensation to both employees and directors. The increase in 2009 is due to share-based grants made under our 2008 Long-Term Performance Incentive Plan. The increase in 2008 is due to share-based grants made subsequent to our initial public offering. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(4)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net (loss) income due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See Note 7 to our Consolidated Financial Statements for further discussion of this rental income.

(5)	Upon acquiring Broadlane on November 16, 2010, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The $13.4 million represents the net amount of (i) $26.8 million in administrative fees based on vendor reporting received from the acquisition date up through December 31, 2010; and (ii) a corresponding revenue share obligation of $13.4 million.

For the fiscal years ended December 31, 2009 and 2008, these adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro and XactiMed. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations. The acquired deferred revenue balances were fully amortized in 2009. We may have this adjustment in future periods if we have any new acquisitions.

(6)	During 2010, we terminated an interest rate swap as part of the Broadlane Acquisition that was originally set to terminate in March 2012. In consideration of the early termination, we paid the swap counterparty, and incurred an expense of, $1.6 million for the fiscal year ended December 31, 2010. That termination amount is included in interest expense for the fiscal year ended December 31, 2010. During the fiscal year ended December 31, 2008, we recorded an expense associated with the cancellation of our interest rate swap arrangements. In connection with the cancellation, we paid the counterparty $3.9 million in termination fees. We believe such expense is infrequent in nature and is not indicative of continuing operating performance.

(7)	Amount was attributable to $10.4 million in transaction costs incurred (not related to the financing) to complete the Broadlane Acquisition such as due diligence, consulting and other relates fees; $8.4 million for integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; and $2.8 million was attributable to acquisition-related fees associated with an unsuccessful acquisition attempt. We expect to continue to incur costs in future periods to fully integrate Broadlane, including but not limited to the alignment of service offerings and the standardization of the legacy Broadlane accounting policies to our existing accounting policies and procedures.

Spend and Clinical Resource Management Acquisition-Affected Net Revenue.   Spend Management and Clinical Resource Management acquisition-affected net revenue includes the revenue of Broadlane prior to the Company’s actual ownership. The Broadlane Acquisition was consummated on November 16, 2010. This measure assumes the acquisition of Broadlane occurred on January 1, 2009. Spend Management and Clinical Resource Management acquisition-affected net revenue is used by management and the Board to better understand the extent of growth of the Spend and Clinical Resource Management segment. Given the significant impact that this transaction had on the Company during the fiscal year ended December 31, 2010, we believe this measure may be useful and meaningful to investors in their analysis of such growth. Spend Management and Clinical Resource Management acquisition-affected net revenue is presented for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been if this transaction had occurred at the beginning of 2009. This measure also should not be considered representative of our future results of operations. Reconciliations of Spend Management and Clinical Resource Management acquisition-affected net revenue to its most directly comparable GAAP measure can be found in the “Results of Operations” section of Item 7.

Revenue Cycle Management Acquisition-Affected Net Revenue.   Revenue Cycle Management acquisition-affected net revenue includes the revenue of Accuro prior to the Company’s actual ownership. The Accuro Acquisition was consummated on June 2, 2008. This measure assumes the acquisition of Accuro occurred on January 1, 2008. Revenue Cycle Management acquisition-affected net revenue is used by management and the Board to better understand the extent of organic period-over-period growth of the Revenue Cycle Management segment. Given the significant impact that this acquisition had on the Company during the fiscal years ended December 31, 2009 and 2008, we believe this measure may be useful and meaningful to investors in their analysis of such growth. Revenue Cycle Management acquisition-affected net revenue is presented for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been if this transaction had occurred at the beginning of 2008. This measure also should not be considered representative of our future results of operations. Reconciliations of Revenue Cycle Management acquisition-affected net revenue to its most directly comparable GAAP measure can be found in the “Results of Operations” section of Item 7.

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

	Twelve Months Ended December 31,
Per Share Data	2010	2009	2008

EPS — diluted	$(0.57)	$0.34	$0.21
Pre-tax non-cash, aquisition-related intangible amortization	0.56	0.50	0.47
Pre-tax non-cash, share-based compensation(1)	0.20	0.29	0.16
Pre-tax acquisition and integration related charges(2)	0.39	—	—
Pre-tax purchase accounting adjustment(3)	0.24	—	—
Pre-tax interest rate swap cancellation, debt issuance write-off and deferred payment interest expense accretion(4)	0.11	—	0.07
Pre-tax non-cash, impairment of intangibles(5)	0.82	—	0.04

Tax effect on pre-tax adjustments(6)	(0.93)	(0.31)	(0.30)

Non-GAAP cash EPS — diluted	$0.82	$0.82	$0.65

Weighted average shares — diluted (in 000s)(7)	56,434	57,865	52,314

(1)	Represents the per share impact, on a tax-adjusted basis of non-cash share-based compensation to both employees and directors. The significant increase in 2009 is due to share-based grants made from the long-term performance incentive plan previously discussed. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the per share impact, on a tax-adjusted basis of (i) due diligence and acquisition-related expenses relating to an unsuccessful acquisition attempt; (ii) transaction costs incurred (not related to the financing) to complete the Broadlane Acquisition; and (iii) certain costs incurred specific to the integration of Broadlane, inclusive of personnel and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Represents the per share impact, on a tax-adjusted basis of certain purchase accounting adjustments associated with the Broadlane Acquisition that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that.

(4)	For the fiscal year ended December 31, 2010, the amount represents the per share impact, on a tax-adjusted basis of (i) a termination fee of $1.6 million associated with an interest rate swap as part of the Broadlane Acquisition that was originally set to terminate in March 2012; (ii) the write-off of debt issuance costs relating to the termination of our previous credit facility in connection with the Broadlane Acquisition; and (iii) interest expense on the accretion of the $123.1 million deferred payment associated with the Broadlane Acquisition. For the fiscal year ended December 31, 2008, the amount represents the per share impact, on a tax-adjusted basis of an expense associated with the cancellation of our interest rate swap arrangement. In connection with the cancellation, we paid the counterparty $3.9 million in termination fees. We believe such expenses are infrequent in nature and are not indicative of continuing operating performance.

(5)	Represents the per share impact, on a tax-adjusted basis of impairment of intangibles during the fiscal years ended December 31, 2010 and 2008, respectively. The impairment during the fiscal year ended December 31, 2010 primarily consisted of: (i) a $44.5 million write-off of goodwill relating to our decision support services operating unit; and (ii) $1.3 million relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition. The impairment during the fiscal year ended December 31, 2008 related to acquired developed technology from prior acquisitions, revenue cycle management trade name and internally developed software products deemed impaired as a result of the Accuro Acquisition.

(6)	This amount reflects the tax impact to the adjustments used to derive Non-GAAP diluted cash EPS. The Company uses its effective tax rate for each respective period to tax effect the adjustments. Given the lower effective tax rate of 30.7% for the fiscal year ended December 31, 2010, a tax rate of 40.0% was used to derive the tax impact of the adjustments. The effective tax rate for the fiscal years ended December 31, 2009 and 2008 was 39.1% and 40.8%, respectively.

(7)	Given the Company’s net loss in 2010, basis and diluted weighted average shares are the same.

Related Party Transactions

For a discussion of our transactions with certain related parties see Note 17 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Business Combinations

In December 2010, the FASB issued an accounting standards update relating to the disclosure of supplementary pro forma information for business combinations, which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We believe the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

Revenue Recognition

In October 2009, the FASB issued an accounting standards update for multiple-deliverable revenue arrangements. The update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method of determining stand-alone value affects the timing or amount of revenue recognition. The accounting standards update is applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We believe the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

In October 2009, the FASB issued an accounting standards update relating to certain revenue arrangements that include software elements. The update will change the accounting model for revenue arrangements that include both tangible products and software elements. Among other things, tangible products containing software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. In addition, the update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes tangible products and software. The accounting standards update is applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We believe the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance is applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance will impact our arrangements with one-time or nonrecurring performance fees that are contingent upon achieving certain results. Historically, we have recognized these types of performance fees in the period the respective performance target has been met. Upon adoption of this guidance on January 1, 2011, these performance fees will be recognized proportionately over the contract term. We believe the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

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

Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk.   Certain of our contracts are denominated in Canadian dollars. As our Canadian sales have not historically been significant to our operations, we do not believe that changes in the

Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. On August 2, 2007, we entered into a series of forward contracts to fix the Canadian dollar-to-U.S. dollar exchange rates on a Canadian customer contract, as discussed in Note 14 to our Consolidated Financial Statements herein, which expired on April 30, 2010. We have one other Canadian dollar contract that we have not elected to hedge. We currently do not transact any other business in any currency other than the U.S. dollar. As we continue to grow our operations, we may increase the amount of our sales to foreign customers. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether any forward currency hedge instrument would be warranted.

Interest rate risk.   We had outstanding borrowings on our term loan of $635.0 million as of December 31, 2010. The term loan bears interest at LIBOR, subject to a floor of 1.5% plus an applicable margin. We also had outstanding an aggregate principal amount on our Notes of $325.0 million as of December 31, 2010, which bears interest at 8% per annum.

Due to the additional indebtedness we incurred under the Credit Agreement and the Notes we issued to help finance the Broadlane Acquisition, we expect to incur a significant increase in our interest expense in future periods. To the extent we do not hedge it, we expect our interest rate risk to rise accordingly. As required by our Credit Agreement, we expect to enter into one or more interest rate derivative instruments in the next three to four months convert a portion of our variable rate term loan facility to a fixed rate debt.

On May 21, 2009, we entered into a LIBOR interest rate swap with a notional amount of $138.3 million beginning June 30, 2010, which effectively converted a portion of our variable rate term loan credit facility to a fixed rate debt. We terminated this interest rate swap in connection with the Broadlane Acquisition.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loan, would have resulted in a $0.8 million increase to our interest expense for the fiscal year ended December 31, 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship regarding the potential utilization of certain controls and procedures. During the quarter ended December 31, 2010, we completed our acquisition of Broadlane (see Note 5 to the Consolidated Financial Statements). We are not required to include an assessment of the disclosure controls and procedures of a newly acquired entity in our evaluation of disclosure controls and procedures for MedAssets pursuant to guidance supplied by the SEC to companies regarding the treatment of business combinations. In accordance with our integration efforts, we have initiated the process of incorporating Broadlane’s operations into our disclosure controls and procedures program and plan to include them in our formal evaluation process in the future within the time period provided by applicable SEC rules and regulations.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. During the quarter ended December 31, 2010, we completed our acquisition of Broadlane (see Note 5 to the Consolidated Financial Statements regarding the significance of the transaction). In accordance with our integration efforts, we plan to initiate the process of incorporating Broadlane’s operations into our internal control over financial reporting program in the future within the time period provided by applicable SEC rules and regulations. As such, management has excluded this acquired business from its assessment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, we completed our acquisition of Broadlane (see Note 5 to the Consolidated Financial Statements regarding the significance of the transaction). In accordance with our integration efforts, we plan to initiate the process of incorporating Broadlane’s operations into our internal control over financial reporting program in the future within the time period provided by applicable SEC rules and regulations. Other than the acquisition of Broadlane, there have been no changes in our internal control over financial reporting for the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2011 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation will be set forth in the proxy statement for our 2011 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2011 annual meeting of stockholders and is incorporated herein by reference. Also, see section “Equity Compensation Plan Information” in Item 5 of Part 2 herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2011 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2011 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

a) documents as part of this Report.

(1) The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i) Reports of Independent Registered Public Accounting firm

(ii) Consolidated Balance Sheets

(iii) Consolidated Statements of Operations

(iv) Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(v) Consolidated Statements of Cash Flows

(vi) Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3) Exhibits

Exhibit
No.	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of September 14, 2010, by and among the Company, Broadlane Intermediate Holdings, Inc. and Broadlane Holdings, LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010)
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2008)

Exhibit
No.	Description of Exhibit
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2008)
4.1	Form of common stock certificate of the Company (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)
4.2	Amended and Restated Registration Rights Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 No. 333-145693)
4.3	Indenture, dated as of November 16, 2010, among MedAssets, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 19, 2010)
10.1	MedAssets Inc. 2004 Long-Term Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.2	1999 Stock Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.3	Credit Agreement, dated as of November 16, 2010, among MedAssets, Inc., each financial institution from time to time party thereto, Barclays Bank PLC, as Administrative Agent, Collateral Agent, Swing Line Lender and L/C Issuer, Bank of America, National Association, Fifth Third Bank and Raymond James Bank, FSB, as Co-Documentation Agents and General Electric Corporation as Senior Managing Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2010)
10.4	Employment Agreement, dated as of August 21, 2007, by and between the Company and John A. Bardis (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.5	Employment Agreement, dated as of August 21, 2007, by and between the Company and Rand A. Ballard (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.6	Employment Agreement, dated as of August 21, 2007, by and between the Company and Jonathan H. Glenn (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.7	Employment Agreement, dated as of August 21, 2007, by and between the Company and L. Neil Hunn (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.8	Form of Indemnification Agreement entered into by the Company with each of its executive officers and directors (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.9	MedAssets, Inc. Long Term Performance Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on September 30, 2008)
10.10	Form of Stock Appreciation Right (non-performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.11	Form of Stock Appreciation Right (performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.12	Form of Restricted Stock (non-performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.13	Form of Restricted Stock (performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.14	Employment Agreement, dated as of November 16, 2010, by and between the Company and Lance M. Culbreth (Incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on November 19, 2010)

Exhibit
No.		Description of Exhibit
10.15		Employment Agreement, dated as of November 16, 2010, by and between the Company and Patrick Ryan (Incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on November 19, 2010)
10.16		Employment Agreement, dated as of January 7, 2011, by and between the Company and Charles Garner (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 10, 2011)
16.1		Letter from BDO USA, LLP (formerly BDO Seidman, LLP) to the Securities and Exchange Commission dated March 8, 2010 (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K filed on March 8, 2010)
21	.1*	Subsidiaries of the Company
23	.1*	Consent of KPMG, LLP with respect to the consolidated financial statements of the Company
23	.2*	Consent of BDO USA, LLP with respect to the consolidated financial statements of the Company
31	.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31	.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32	.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101	.INS*	XBRL Instance Document
101	.SCH*	XBRL Taxonomy Extension Schema Document
101	.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101	.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDASSETS, Inc.

February 28, 2011

By:	/s/ JOHN A. BARDIS
Name:     John A. Bardis

Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. BARDIS Name: John A. Bardis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 28, 2011

/s/ L. NEIL HUNN Name: L. Neil Hunn	Chief Financial Officer (Principal Financial Officer)	February 28, 2011

/s/ LANCE M. CULBRETH Name: Lance M. Culbreth	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2011

/s/ RAND A. BALLARD Name: Rand A. Ballard	Director, Chief Operating Officer	February 28, 2011

/s/ PATRICK T. RYAN Name: Patrick T. Ryan	Director, President Spend and Clinical Resource Management Segment	February 28, 2011

/s/ SAMANTHA TROTMAN BURMAN Name: Samantha Trotman Burman	Director	February 28, 2011

/s/ HARRIS HYMAN IV Name: Harris Hyman IV	Director	February 28, 2011

/s/ VERNON R. LOUCKS, JR. Name: Vernon R. Loucks, Jr.	Director	February 28, 2011

/s/ TERRENCE J. MULLIGAN Name: Terrence J. Mulligan	Director	February 28, 2011

/s/ C.A. LANCE PICCOLO Name: C.A. Lance Piccolo	Director	February 28, 2011

/s/ JOHN C. RUTHERFORD Name: John C. Rutherford	Director	February 28, 2011

Signature	Title	Date

/s/ SAMUEL K. SKINNER Name: Samuel K. Skinner	Director	February 28, 2011

/s/ BRUCE F. WESSON Name: Bruce F. Wesson	Director	February 28, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors
MedAssets, Inc.:

We have audited the accompanying consolidated balance sheets of MedAssets, Inc. (the Company) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for the year ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Company management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. The accompanying consolidated financial statements of the Company as of and for each of the two years in the period ended December 31, 2009 were audited by other auditors whose report thereon, February 26, 2010, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedAssets, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, MedAssets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired the Broadlane Group (Broadlane) in 2010, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, Broadlane’s internal control over financial reporting associated with total assets of approximately $1.0 billion and total revenues of approximately $9.6 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Broadlane.

/s/ KPMG LLP

Atlanta, Georgia
February 28, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of MedAssets, Inc.
Alpharetta, Georgia

We have audited the accompanying consolidated balance sheet of MedAssets, Inc. as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedAssets, Inc. at December 31, 2009, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009 , in conformity with accounting principles generally accepted in the United States of America.

/s/  BDO USA, LLP
(formerly known as BDO Seidman, LLP)

Atlanta, Georgia
February 26, 2010

MedAssets, Inc.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands, except
	share and per share amounts)

ASSETS
Current assets
Cash and cash equivalents (Note 1)	$46,836	$5,498
Accounts receivable, net of allowances of $5,256 and $4,189 as of December 31, 2010 and 2009	100,020	67,617
Deferred tax asset, current	18,087	14,423
Prepaid expenses and other current assets	19,811	8,442

Total current assets	184,754	95,980
Property and equipment, net	77,737	54,960
Other long term assets
Goodwill	1,035,697	511,861
Intangible assets, net	484,438	95,589
Other	62,727	20,154

Other long term assets	1,582,862	627,604

Total assets	$1,845,353	$778,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,107	$8,680
Accrued revenue share obligation and rebates	57,744	31,948
Accrued payroll and benefits	22,149	12,874
Other accrued expenses	22,268	7,410
Deferred revenue, current portion	36,533	24,498
Deferred purchase consideration (Note 5)	119,912	—
Current portion of notes payable	6,350	13,771
Current portion of finance obligation	186	163

Total current liabilities	283,249	99,344
Notes payable, less current portion	628,650	201,390
Bonds payable (Note 7)	325,000	—
Finance obligation, less current portion	9,505	9,694
Deferred revenue, less current portion	9,597	7,380
Deferred tax liability	150,887	19,239
Other long term liabilities	2,882	4,125

Total liabilities	1,409,770	341,172
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 58,410,000 and 56,715,000 shares issued and outstanding as of December 31, 2010 and 2009	584	567
Additional paid-in capital	668,028	639,315
Accumulated other comprehensive loss (Note 14)	—	(1,605)
Accumulated deficit	(233,029)	(200,905)

Total stockholders’ equity	435,583	437,372

Total liabilities and stockholders’ equity	$1,845,353	$778,544

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Revenue:
Administrative fees, net	$119,070	$108,223	$105,765
Other service fees	272,261	233,058	173,891

Total net revenue	391,331	341,281	279,656

Operating expenses:
Cost of revenue (inclusive of certain amortization expense)	100,737	74,651	51,548
Product development expenses	20,011	18,994	16,393
Selling and marketing expenses	46,736	45,282	43,205
General and administrative expenses	124,379	110,661	91,481
Acquisition and integration-related expenses (Notes 5 and 6)	21,591	—	—
Depreciation	19,948	13,211	9,793
Amortization of intangibles	31,027	28,012	23,442
Impairment of property and equipment, goodwill, and intangibles (Notes 2, 3 and 4)	46,423	—	2,272

Total operating expenses	410,852	290,811	238,134

Operating (loss) income	(19,521)	50,470	41,522
Other income (expense):
Interest expense	(27,508)	(18,114)	(21,271)
Other income (expense)	650	417	(1,921)

(Loss) income before income taxes	(46,379)	32,773	18,330
Income tax (benefit) expense	(14,255)	12,826	7,489

Net (loss) income	$(32,124)	$19,947	$10,841

Basic and diluted (loss) income per share:
Basic net (loss) income per share	$(0.57)	$0.36	$0.22

Diluted net (loss) income per share	$(0.57)	$0.34	$0.21

Weighted average shares — basic	56,434	54,841	49,843
Weighted average shares — diluted	56,434	57,865	52,314

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Year Ended December 31, 2010

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
	(In thousands)

Balances at December 31, 2009	56,715	$567	$639,315	$(1,605)	$(200,905)	$437,372
Issuance of common stock from stock option and SSAR exercises	1,415	14	10,684			10,698
Other common stock issuances	280	3	(3)			—
Stock compensation expense			11,493			11,493
Excess tax benefit from stock option exercises			6,539			6,539
Other comprehensive income (loss):
Realized loss from interest rate swap termination (net of a tax benefit of $978)				1,605		1,605
Net loss					(32,124)	(32,124)

Comprehensive income (loss)	—	—	—	1,605	(32,124)	(30,519)

Balances at December 31, 2010	58,410	$584	$668,028	$—	$(233,029)	$435,583

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Year Ended December 31, 2009

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
	(In thousands)

Balances at December 31, 2008	53,917	$539	$605,340	$(2,088)	$(220,852)	$382,939
Issuance of common stock from stock option exercises	1,749	18	10,389			10,407
Other common stock issuances	1,049	10	(10)			—
Stock compensation expense			16,652			16,652
Excess tax benefit from stock option exercises			6,944			6,944
Other comprehensive income (loss):
Unrealized gain from hedging activities (net of a tax expense of $290)				483		483
Net income					19,947	19,947

Comprehensive income	—	—	—	483	19,947	20,430

Balances at December 31, 2009	56,715	$567	$639,315	$(1,605)	$(200,905)	$437,372

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
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

MedAssets Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Operating activities
Net (loss) income	$(32,124)	$19,947	$10,841
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Bad debt expense	1,686	5,753	1,906
Impairment of property, equipment, goodwill, and intangibles	46,423	—	2,272
Depreciation	22,842	15,639	10,503
Amortization of intangibles	31,675	28,753	24,316
Loss (gain) on sale of assets	189	191	(120)
Noncash stock compensation expense	11,493	16,652	8,550
Excess tax benefit from exercise of stock options	(6,845)	(6,944)	(1,866)
Amortization of debt issuance costs	6,863	1,841	1,374
Noncash interest expense, net	936	1,184	1,419
Deferred income tax (benefit) expense	(25,065)	4,512	5,132
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	11,780	(18,446)	(15,242)
Prepaid expenses and other assets	(3,928)	(2,446)	(409)
Other long-term assets	(3,076)	(4,560)	(2,677)
Accounts payable	14,121	7,707	2,996
Accrued revenue share obligations and rebates	3,575	2,250	(300)
Accrued payroll and benefits	(760)	(9,068)	1,364
Other accrued expenses	12,554	(3,847)	(1,403)
Deferred revenue	13,572	1,185	3,472

Cash provided by operating activities	105,911	60,303	52,128

Investing activities
Purchases of property, equipment and software	(12,758)	(11,785)	(6,895)
Capitalized software development costs	(17,968)	(16,402)	(11,129)
Acquisitions, net of cash acquired (Note 5)	(749,055)	(18,275)	(209,972)

Cash used in investing activities	(779,781)	(46,462)	(227,996)

Financing activities
Decrease in restricted cash	—	—	20
Proceeds from notes payable	655,000	71,797	198,999
Proceeds from bonds payable	325,000	—	—
Repayment of notes payable	(235,161)	(102,262)	(151,658)
Repayment of finance obligations	(658)	(658)	(648)
Debt issuance costs	(46,516)	—	(6,167)
Excess tax benefit from exercise of stock options	6,845	6,944	1,866
Payment of note receivable to stockholders	—	—	92
Issuance of common stock, net of offering costs (Notes 9 and 10)	10,698	10,407	1,841

Cash provided by (used in) financing activities	715,208	(13,772)	44,345

Net increase (decrease) in cash and cash equivalents	41,338	69	(131,523)
Cash and cash equivalents, beginning of period	5,498	5,429	136,952

Cash and cash equivalents, end of period	$46,836	$5,498	$5,429

Supplemental disclosure of non-cash investing and financing activities
Issuance of restricted common stock for services received	$—	$369	$94

Issuance of common stock — acquisition	—	—	129,387

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

Basis of Presentation

The consolidated financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts and returns, product development costs, stock-based compensation, performance-based restricted stock, business combinations, impairment of goodwill, intangible assets and long-lived assets, and accounting for income taxes have the greatest potential impact on our consolidated financial statements.

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. In addition, we may periodically make voluntary repayments on our term loan. Cash and cash equivalents were $46,836 and $5,498 as of December 31, 2010 and December 31, 2009, respectively, and our revolver and swing-line balances were zero during those reporting periods. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 7 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $46,336 as of December 31, 2010.

Accounts Receivables and Allowances

Our trade accounts receivables are recorded at invoiced amounts and do not bear interest. We record an allowance for doubtful accounts against our trade receivables to reflect the balance at net realizable value on our consolidated balance sheets.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

An allowance for doubtful accounts is established for accounts receivable estimated to be uncollectible due to customer credit worthiness and is adjusted periodically based upon management’s evaluation of current economic conditions, historical experience and other relevant factors that, in the opinion of management, deserve recognition in estimating such allowance. Estimates related to our allowance for doubtful accounts are recorded as bad debt expense in our consolidated statement of operations. We review our allowance for doubtful accounts based upon the credit risk of specific customers, historical experience and other information. Accounts receivable deemed to be uncollectable due to credit worthiness is subsequently written down utilizing the allowance for doubtful accounts.

In addition we maintain a customer service allowance which is recorded as a current liability. Estimates related to our customer service allowance are recorded as a reduction to net revenue in our consolidated statements of operations.

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

The fair value of the bonds payable is calculated based on quoted market prices for the same or similar issues or on rates currently offered to the Company for similar debt instruments.

Revenue Recognition

Net revenue consists primarily of (a) administrative fees reported under contracts with manufacturers and distributors, (b) other service fee revenue that is comprised of (i) consulting revenues received under fixed-fee service contracts; (ii) subscription and implementation fees received under our SaaS agreements; (iii) transaction and contingent fees received under service contracts; and (iv) to a lesser extent, annual licensed-software fees. Revenue is earned primarily in the United States.

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

MedAssets Inc.

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

Certain hospital and healthcare system customers receive revenue share payments (“Revenue Share Obligation”). This obligation is recognized according to the customers’ contractual agreements with our Group Purchasing Organization (or “GPO”) as the related administrative fee revenue is recognized. In accordance with GAAP relating to principal agent considerations under revenue recognition, this obligation is netted against the related gross administrative fees, and is presented on the accompanying consolidated statements of operations as a reduction to arrive at total net revenue on our consolidated statements of operations.

Net administrative fees shown on our consolidated statements of operations reflect our gross administrative fees net of our revenue share obligation. Gross administrative fees include all administrative fees we receive pursuant to our group purchasing organization vendor contracts. Our revenue share obligation represents the portion of the administrative fees we are contractually obligated to share with certain of our group purchasing organization customers. The following shows the details of net administrative fee revenues for the years ended December 31, 2010, 2009, and 2008.

	Year Ended December 31,
	2010	2009	2008

Gross administration fees	$182,024	$163,454	$158,618
Less: Revenue share obligation	(62,954)	(55,231)	(52,853)

Administrative fees, net	$119,070	$108,223	$105,765

Other Service Fees

Consulting Fees

We generate revenue from fixed-fee consulting contracts. Revenue under these fixed-fee arrangements is recognized as services are performed and deliverables are provided, provided all other elements of SAB 104 are met.

Consulting Fees with Performance Targets

We generate revenue from consulting contracts that also include performance targets. The performance targets generally relate to committed financial improvement to our customers from the use and implementation of initiatives that result from our consulting services. Performance targets are measured as our strategic initiatives are identified and implemented, and the financial improvement can be quantified by the customer. In the event the performance targets are not achieved, we are obligated to refund or reduce a portion of our fees.

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

Subscription and Implementation Fees

We follow GAAP relating to software revenue recognition for our SaaS-based solutions. Our customers are charged non-recurring upfront fees for implementation and host subscription fees for access to web-based services. Our customers have access to our software applications while the data is hosted and maintained on

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

our servers. Our customers cannot take physical possession of the software applications. Revenue from monthly hosting arrangements and services is recognized on a subscription basis over the period in which our customers use the product. Implementation fees are typically billed at the beginning of the arrangement and recognized as revenue over the greater of the subscription period or the estimated customer relationship period. We currently estimate the customer relationship period at four to five years for our SaaS-based Revenue Cycle Management solutions. Contract subscription periods range from two to six years from execution.

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

Licensed-Software Fees

We license and market certain decision support software products. Licensed-software fees are derived from three primary sources: (i) software licenses, (ii) software support (i.e. postcontract support, or “PCS”), and (iii) services, which include consulting, implementation and training services. We recognize revenue for our software arrangements under relevant GAAP.

We are unable to establish vendor-specific objective evidence (“VSOE”), as defined under GAAP relating to software revenue recognition, for the license element of our software arrangements as the majority of our software licenses are for a term of one year. In addition, we are unable to establish VSOE for the service elements of our software arrangements as the prices vary or the elements are not sold separately. In the majority of our licensed software arrangements, the service elements qualify for separate accounting under GAAP relating to software revenue recognition as the services do not involve significant production, customization, or modification, but entail providing services such as loading of software, training of customer personnel, and providing implementation services such as planning, data conversion, building simple interfaces, running test data, developing documentation, and software support. However, given that VSOE cannot be determined for the separate elements of these arrangements, the fees for the entire arrangement are recognized ratably over the period in which the services are expected to be performed or over the software support period, whichever is longer, beginning with the delivery and acceptance of the software, provided all other revenue recognition criteria are met.

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

Our licensed software arrangements generally include multiple deliverables or elements such as software licenses, software support, and services, which include consulting, implementation and training. Software arrangements and the licensed software fees are accounted for based on GAAP relating to software revenue recognition.

Service arrangements generally include multiple deliverables or elements such as group purchasing services, consulting services, and SaaS-based subscription and implementation services. Multi-element service arrangements are accounted for under GAAP relating to revenue recognition for multiple-element

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

arrangements. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to the individual elements within the arrangement based on their relative fair values if sufficient objective and reliable evidence of fair value exists for each element of the arrangement. We establish objective reliable evidence of fair value for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a stand-alone arrangement. Revenue is then recognized for each element according to appropriate revenue recognition methodology. If the total arrangement consideration is not fixed and determinable at the inception of the arrangement or if we are unable to establish objective and reliable evidence of fair value for each element of the arrangement, we collapse each element into a single unit of accounting and recognize revenue as services and products are delivered. Moreover, revenue can only be recognized provided there are no refund rights with any product or service already delivered associated with any undelivered products or services within the same arrangement.

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

In multi-element service arrangements that involve performance targets, the amount of revenue recognized on a particular delivered element is limited to the lesser of (a) the amount of revenue earned based on proportional performance otherwise allocable to that element based on using the relative fair value method, or (b) the amount allocable to that element using a fair value method is not contingent and that is otherwise fixed and determinable. In all cases, revenue recognition is deferred on each element until the performance contingency has been removed and the related revenue is no longer at risk.

Loss Contracts

We may determine that certain fixed price contracts could result in a negative net realizable value. For any given arrangement, this results if and when we determine that it is both probable and reasonably estimable that the net present value of the arrangement consideration will fall below the net present value of the estimated costs to deliver the arrangement. If negative net realizable value results, we accrue for the estimated loss. For the years ended December 31, 2010, 2009 and 2008, we did not have any contracts with probable or estimable negative net realizable values.

MedAssets Inc.

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

Property and Equipment

Property and equipment are stated at cost and include the capitalized portion of internal use product development costs. Depreciation of property and equipment (which includes amortization of capitalized internal use software) is computed on the straight-line method over the estimated useful lives of the assets which range from three to ten years. The building and related retail space, described in Note 7 under “Finance Obligation,” are amortized over the estimated useful life of 30 years on a straight-line basis.

We evaluate the impairment or disposal of our property and equipment in accordance with GAAP. We evaluate the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to an asset disposal plan. Whenever these indicators occur, recoverability is determined by comparing the net carrying value of an asset to its total undiscounted cash flows. We recognized impairment charges to write down certain software assets in the fiscal years ended December 31, 2010 and 2008. See Note 2 for further details.

Product Development Costs

Our product development costs include costs (i) incurred prior to the application development stage; (ii) prior to technological feasibility being reached; and (iii) in the post-development or maintenance stage. Internal-use software development costs are capitalized in accordance with the relevant GAAP and classified as property and equipment. External-use software development costs are capitalized when the technological feasibility of a software product has been established in accordance with GAAP relating to research and development costs of computer software and are included in “Other” within Other long term assets in the accompanying consolidated balance sheets. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to four years. We periodically evaluate the useful lives of our capitalized software costs.

Goodwill and Intangible Assets — Indefinite Life

For identified intangible assets acquired in business combinations, we allocate purchase consideration based on the fair value of intangible assets acquired in accordance with GAAP relating to business combinations.

As of December 31, 2010, intangible assets with indefinite lives consist of goodwill. As of December 31, 2009, intangible assets with indefinite lives consisted of goodwill and a trade name. See Note 3 for further details.

We account for our intangible assets in accordance with GAAP relating to intangible assets, which states we do not amortize goodwill or intangible assets with indefinite lives. We perform an impairment test of these assets on at least an annual basis on December 31 and whenever events or changes in circumstances indicate that

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

the carrying value of these assets may not be recoverable. To determine the fair values, we use the income approach based on estimated discounted future cash flows and the market approach based on comparable publicly traded companies in similar lines of businesses, and to a lesser extent, guideline public companies. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. If the carrying value of the assets is deemed to be impaired, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

We consider the following to be important factors that could trigger an impairment review: significant continued underperformance relative to historical or projected future operating results; identification of other impaired assets within a reporting unit; the more-likely-than not expectation that a reporting unit or a significant portion of a reporting unit will be sold; significant adverse changes in business climate or regulations; significant changes in senior management; significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business; significant negative industry or economic trends; a significant decline in the Company’s stock price for a sustained period or a significant unforeseen decline in the Company’s credit rating.

In connection with our 2010 annual impairment testing, we recognized an impairment charge on all of the goodwill at our DSS operating unit within our Revenue Cycle Management (“RCM”) reporting segment. In addition, we recognized an impairment charge on a trade name associated with a prior acquisition included in our Spend and Clinical Resource Management reporting segment. The trade name asset was deemed to be impaired as part of our integration associated with the Broadlane Acquisition. We did not recognize any goodwill or indefinite-lived intangible asset impairments in the periods ending December 31, 2009 and 2008. See Note 3 for further details.

Intangible Assets — Definite Life

The intangible assets with definite lives are comprised of our customer base, developed technology, non-compete agreements and certain trade name assets. See Note 4 for further details.

Intangible assets with definite lives are amortized over their estimated useful lives which have been derived based on an assessment of such factors as attrition, expected volume and price changes. We evaluate the useful lives of our intangible assets with definite lives on an annual basis. Costs related to our customer base are amortized over the period and pattern of economic benefit that is expected from the customer relationship based on the expected benefit of its discounted cash flows. Customer base intangibles have estimated useful lives that range from five years to fourteen years. Costs related to developed technology are amortized on a straight-line basis over a useful life of three to seven years. Costs related to non-compete agreements are amortized on a straight-line basis over the life of the respective agreements. Costs associated with definite-lived trade names are amortized over the period of expected benefit of two to three years.

We evaluate indefinite-lived intangibles for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

During 2010, we deemed certain customer base intangible assets associated with a prior acquisition within our Spend and Clinical Resource Management reporting segment to be impaired as part of our integration relating to the Broadlane Acquisition. During 2008, we deemed several intangible assets to be impaired. We incurred certain impairment expenses (primarily related to acquired developed technology from prior acquisitions, revenue cycle management trade names and internally developed software product write-offs). See Note 4 for a description of the impairments.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Business Combination

In the first quarter of fiscal year 2009, we adopted a new accounting standard related to business combinations, which revised the accounting guidance that we were required to apply for our acquisitions in comparison to prior fiscal years. The new standard expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price measurement period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price measurement period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price measurement period in our operating results in the period in which the adjustments were determined.

Acquisition and Transaction Related Expenses

In connection with our 2010 acquisition efforts, we recorded acquisition and transaction related expenses in our consolidated statement of operations. Acquisition and transaction related expenses primarily consist of legal, banker, accounting and other advisory fees of third parties related to potential acquisitions (whether or not such acquisition is ultimately completed, remains in-process or is not completed). Subsequent to the adoption of the new business combination accounting guidance in 2009, acquisition and transaction related expenses are expensed as incurred in our consolidated statements of operations. Amounts related to completed acquisitions were historically capitalized as part of the acquisition pursuant to previous accounting guidance.

Restructuring and Integration Costs

Our restructuring costs are comprised primarily of employee termination costs related to headcount reductions. A liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Our restructuring charges also include accruals for estimated losses related to our excess facilities, based on our contractual obligations, net of estimated sublease income. We reassess the liability periodically based on market conditions. Integration costs are comprised primarily of third party consulting and other employee related costs involved in the integration of an acquired business into our business. Refer to Note 6 for additional details of the restructuring activities.

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

MedAssets Inc.

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

For the years ended December 31, 2010 and 2009, deferred revenues recorded that are contingent upon meeting performance targets were $4,841 and $686, respectively.

The following table summarizes the deferred revenue categories and balances as of:

	December 31,
	2010	2009

Software and implementation fees	$15,290	$14,080
Service fees	26,970	15,786
Administrative fees	2,573	924
Other fees	1,297	1,088

Deferred revenue, total	46,130	31,878
Less: Deferred revenue, current portion	(36,533)	(24,498)

Deferred revenue, non-current portion	$9,597	$7,380

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2010, 2009, and 2008 was $2,053, $2,224 and $2,651, respectively.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Share-Based Compensation

Share-based payment transactions as fully discussed in Note 10 are accounted for in accordance with GAAP relating to stock compensation. The guidance requires companies to recognize the cost (expense) of all share-based payment transactions in the financial statements. We expense employee share-based compensation using fair value-based measurement over an appropriate requisite service period primarily on an accelerated basis.

Derivative Financial Instruments

Derivative instruments are accounted for in accordance with GAAP relating to derivatives and hedging. The guidance requires companies to recognize derivative instruments as either assets or liabilities in the balance sheet at fair value. We have no derivative positions as of December 31, 2010. See Note 14 for further discussion regarding our outstanding derivative financial instruments.

Income Taxes

In accordance with GAAP relating to income taxes, we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the tax year in which the differences are expected to be reflected in the tax return.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in applicable tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of the deferred tax assets and assesses the need for any valuation allowance adjustment. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2010, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected. See Note 11.

Sales Taxes

In accordance with GAAP relating to principal agent considerations under revenue recognition, we record any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on a net basis (excluded from revenues).

Basic and Diluted Net Income and Loss Per Share

Basic net income or loss per share (“EPS”) is calculated in accordance with GAAP relating to earnings per share. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would result in the reduction of a loss or the increase in income per share. For purposes of this calculation, our stock options, stock warrants, non-vested restricted stock and stock-settled stock appreciation rights are considered to be potential common shares and are only included in the calculation of diluted EPS when the effect is dilutive.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The shares used to calculate basic and diluted EPS represent the weighted-average common shares outstanding. Diluted net loss per share is the same as basic net loss per share for the fiscal year ended December 31, 2010 since the effect of any potentially dilutive securities was excluded as they were anti-dilutive due to our net loss.

Recent Accounting Pronouncements

Business Combinations

In December 2010, the FASB issued an accounting standards update relating to the disclosure of supplementary pro forma information for business combinations, which addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The update is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We believe the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

Revenue Recognition

In October 2009, the FASB issued an accounting standards update for multiple-deliverable revenue arrangements. The update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method of determining stand-alone value affects the timing or amount of revenue recognition. The accounting standards update is applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We believe the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

In October 2009, the FASB issued an accounting standards update relating to certain revenue arrangements that include software elements. The update will change the accounting model for revenue arrangements that include both tangible products and software elements. Among other things, tangible products containing software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance. In addition, the update also provides guidance on how a vendor should allocate arrangement consideration to deliverables in an arrangement that includes tangible products and software. The accounting standards update is applicable for annual periods beginning after June 15, 2010, however, early adoption is permitted. We believe the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance is applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this guidance will

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

impact our arrangements with one-time or nonrecurring performance fees that are contingent upon achieving certain results. Historically, we have recognized these types of performance fees in the period the respective performance target has been met as we believe these arrangements are substantive. Upon adoption of this guidance on January 1, 2011, these performance fees will be recognized proportionately over the contract term. We believe the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

Subsequent Events

In February 2010, the FASB issued amended guidance on subsequent events. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010.

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	December 31,
	2010	2009

Land	$1,200	$1,200
Buildings (Note 6)	8,821	8,821
Furniture and fixtures	8,811	7,577
Computers and equipment	37,963	26,499
Leasehold improvements	9,710	8,038
Purchased software	19,349	9,849
Capitalized software development costs (internal use)	49,059	32,194

	134,913	94,178
Accumulated depreciation and amortization	(57,176)	(39,218)

Property and equipment, net	$77,737	$54,960

Software — Internal Use

We classify capitalized costs of software developed for internal use in property and equipment. Costs capitalized for software to be sold, leased or otherwise marketed are classified as other assets. Software acquired in a business combination is classified as a developed technology intangible asset. Capitalized costs of software developed for internal use during the years ended December 31, 2010 and 2009 amounted to $16,613 and $14,160, respectively. Accumulated amortization related to capitalized costs of software developed for internal use was $20,694 and $11,581 at December 31, 2010 and 2009, respectively.

For the years ended December 31, 2010, 2009 and 2008, we recognized impairment charges of $398, zero and $243, respectively, which relate to all of our segments and were attributable to the write down of software tools that we were not able to utilize. We had no other impairment charges related to property and equipment during the years ended December 31, 2010, 2009 and 2008. These impairment charges have been recorded to the impairment line item within our consolidated statements of operations.

For the years ended December 31, 2010, 2009 and 2008, we recognized $649, $740 and $873, respectively, in cost of revenue related to amortization of software developed for internal use.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Software — External Use

Capitalized costs of software developed for external use are classified as other assets in our consolidated balance sheet. Capitalized costs of software developed for external use during the years ended December 31, 2010 and 2009 amounted to $1,355 and $2,242, respectively. Accumulated amortization related to capitalized costs of software developed for external use was $6,190 and $3,296 at December 31, 2010 and 2009, respectively.

During the years ended December 31, 2010, 2009 and 2008, we recognized $2,894, $2,426 and $709 respectively in cost of revenue related to amortization of software developed for external use.

3.	GOODWILL AND INDEFINITE ASSETS

Goodwill and indefinite life assets consist of the following as of:

	December 31,
	2010	2009

Indefinite life intangibles
Goodwill, net	$1,035,697	$511,861
Trade name	—	1,029

	$1,035,697	$512,890

The changes in goodwill are summarized as follows, consolidated and by segment (“RCM” is our Revenue Cycle Management segment and “SCM” is our Spend and Clinical Resource Management segment), for the years ended December 31, 2010 and 2009:

	December 31,
	Consolidated	RCM	SCM

Balance, December 31, 2008	$508,748	$424,027	$84,721
Accuro acquisition purchase accounting adjustment (Note 5)	3,113	3,113	—

Balance, December 31, 2009	$511,861	$427,140	$84,721
DSS impairment loss	(44,495)	(44,495)	—
Broadlane acquisition (Note 5)	567,326	—	567,326
Other acquisition	1,005	—	1,005

Balance, December 31, 2010	$1,035,697	$382,645	$653,052

In connection with our 2010 annual impairment testing, we recognized an impairment charge related to the goodwill at our decision support services operating unit within our RCM reporting segment. We experienced a scheduled and planned step down in license fee revenue from a large business intelligence customer in our decision support services operating unit. As part of our quarterly and annual forecasting process, we expected to recover the revenue reduction related to this large customer with new customer wins. However, given the economic environment and increased competition, conversion of new customer revenue has been lower than expected over the last six to eight quarters. As a result, during our 2011 budgetting process we lowered our future growth rate estimates and revised our earnings forecast for future years for our decision support services operating unit. As a result, a goodwill impairment loss of $44,495 was recognized in the RCM segment during December 2010.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

In 2010, we recorded an impairment charge of approximately $1,029 to write-off an indefinite-lived trade name acquired as part of a prior acquisition in connection with restructuring and rebranding of our SCM segment subsequent to the Broadlane Acquisition.

In 2009, we adjusted Goodwill related to the acquisition of Accuro. See Note 5 for the detail of the adjustments. In 2008, we adjusted Goodwill related to the acquisition of XactiMed primarily related to adjustments to deferred tax liability and other accrued liabilities.

4.	OTHER INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following:

	Weighted
	Average
	Amortization	Gross
	Period	Carrying	Accumulated
	(Years)	Amount	Amortization	Net

December 31, 2010
Customer base	10 years	$538,667	$(88,745)	$449,922
Developed technology	5 years	49,401	(21,664)	27,737
Trade name	3 years	4,300	(179)	4,121
Non-compete agreements	1.5 years	2,900	(242)	2,658

	10 years	$595,268	$(110,830)	$484,438

	Weighted
	Average
	Amortization	Gross
	Period	Carrying	Accumulated
	(Years)	Amount	Amortization	Net

December 31, 2009
Customer base	11 years	$139,259	$(67,559)	$71,700
Developed technology	5 years	40,556	(18,074)	22,482
Non-compete agreements	2 years	2,322	(1,944)	378

	9 years	$182,137	$(87,577)	$94,560

In 2010, we recorded an impairment of approximately $501 related to customer base and acquired developed technology intangible assets acquired from previous acquisitions.

In 2009, we reduced the gross carrying amount and the related accumulated amortization by approximately $21,869 relating to a fully amortized customer base asset within our Spend Management segment.

In 2008, we deemed several intangible assets to be impaired. We recorded an impairment charge of approximately $1,255 to write-off trade names acquired as part of the acquisitions of MD-X Solutions, Inc on July 2, 2007 and XactiMed, Inc on May 18, 2007 in connection with a rebranding of our RCM segment subsequent to the Accuro acquisition. In addition, we recorded an impairment of approximately $581 related to acquired developed technology and other intangible assets acquired from previous acquisitions.

These impairment charges have been recorded to the impairment line item within our consolidated statements of operations.

During the years ended December 31, 2010, 2009 and 2008, we recognized $31,675, $28,753 and $24,316, respectively in amortization expense, inclusive of amounts charged to cost of revenue for

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

amortization of external-use acquired developed technology related to definite-lived intangible assets. Future amortization expense of definite-lived intangibles as of December 31, 2010, is as follows:

Amount

2011	$81,067
2012	73,209
2013	62,722
2014	55,042
2015	49,205
Thereafter	163,193

$484,438

5.	ACQUISITIONS

Broadlane Acquisition

On November 16, 2010, pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) with Broadlane Holdings, LLC, a Delaware limited liability company (“Broadlane LLC”), and Broadlane Intermediate Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Broadlane LLC (“Broadlane”), we acquired all of the outstanding shares of capital stock of Broadlane (the “Broadlane Acquisition”) from Broadlane LLC.

Broadlane delivers supply chain management, strategic sourcing of supplies and services, capital equipment lifecycle management, advanced technology and analytics, clinical and lean process consulting and clinical workforce optimization. We believe with the acquisition of Broadlane our SCM segment is positioned to provide a more comprehensive suite of cost management services, supply chain analytics and data capabilities that will improve our customers’ ability to manage their supply expenses.

We paid to Broadlane LLC approximately $725,000 in cash plus working capital of $20,895 for an aggregate preliminary purchase price of $745,895. In addition, we will make an additional payment in cash, subject to adjustment and to certain limitations, currently estimated at $123,100 on or before January 4, 2012 (the “deferred purchase consideration”).

At closing, we recorded $119,505 on our balance sheet, representing the present value of the preliminary estimated $123,100 deferred purchase consideration amount. The deferred purchase consideration is subject to adjustment based on certain adjustments as defined in the Purchase Agreement. During the year ended December 31, 2010, we recognized approximately $407, in imputed interest expense due to the accretion of this liability and we will record additional interest expense of approximately $3,162 using the effective interest method to accrete the deferred purchase consideration to its face value by January 4, 2012. The balance of the deferred purchase consideration was $119,912 as of December 31, 2010 and has been recorded as a current liability in the accompanying consolidated balance sheet.

The preliminary purchase price is subject to change based upon final agreement of certain adjustments with the seller. Any subsequent adjustments to the purchase price will be recorded as an increase or decrease to the deferred purchase consideration and goodwill.

The purchase price paid for Broadlane reflects a premium relative to the value of identified assets due to the strategic importance of the transaction to us and because Broadlane’s business model does not rely

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

intensively on fixed assets. The goodwill of $567,326 arising from the acquisition primarily relates to the following factors:

•	The acquisition expands our spend management capability and general market presence and provides for industry leading pricing offered under our combined strategic sourcing contracts;

•	The acquisition of Broadlane, which was a large SCM segment competitor, allows us to compete effectively for hospital and health system customers and increases our customer base which allows us to expand market share and further penetrate our customer base; and

•	The acquisition offers us the opportunity to leverage cost and revenue synergies and economies of scale expected from combining our operations.

We expect that approximately $892 of the $567,326 of goodwill will be deductible for income tax purposes.

Broadlane Purchase Price Allocation

The following table summarizes the consideration paid for Broadlane and the preliminary amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Consideration
Cash	$773,281
Less: cash acquired	(27,386)

Net cash consideration	745,895
Fair value of deferred purchase consideration	119,505

Fair value of total consideration transferred	$865,400

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets	$56,402
Property and equipment	13,941
Other long term assets	110
Intangible assets	419,900
Current liabilities	(35,832)
Deferred tax liabilities	(155,166)
Other long term liabilities	(1,281)

Total identifiable net assets	298,074
Goodwill	567,326

$865,400

The fair value of current assets acquired includes trade accounts receivable due under agreements with customers with a fair value of approximately $11,369. The gross amount due under customer contracts is $11,708, of which $339 is expected to be uncollectible.

The fair value of current assets acquired also includes a preliminary fair value estimate of $34,500 related to administrative fees related to customer purchases that occurred prior to the acquisition date that will be reported to us subsequent to the acquisition date. Under our revenue recognition accounting policy, these administrative fees would ordinarily be recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the acquisition date

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

and to record the fair value of the administrative fees to be received from those purchases as an accounts receivable (as opposed to recognizing revenue when these transactions are reported to us). We have also recorded a preliminary fair value liability estimate of $17,750 included in the fair value of current liabilities related to corresponding revenue share obligation that will be owed to customers that generated the administrative fees.

We expect to adjust our preliminary estimate of the administrative receivable and related revenue share obligation during the measurement period (up to one year from the acquisition date) as actual purchases are reported to us.

The fair value of acquired identified intangible assets of $419,900 is preliminary pending receipt of final valuations for those assets. Our preliminary fair value estimates are as follows:

	Preliminary	Weighted-
	Estimated	Average Useful
	Fair Value	Lives

Customer base	$399,400	10 year life
Developed technology	13,300	5 year life
Trade name	4,300	3 year life
Non-compete agreement	2,900	1.5 year life

Total aquired identified intangibles	$419,900

In connection with the acquisition, we incurred approximately $10,396 of costs primarily related to legal, financial, and accounting professional advisors. These costs were expensed as incurred and are included in the Acquisition and integration line item on the accompanying consolidated statement of operations.

The operating results of Broadlane have been included in our consolidated statement of operations since the acquisition date of November 16, 2010. We have recorded actual revenue of $9,607 and an actual net loss of $10,859 in our consolidated statement of operations for the period November 16, 2010 through December 31, 2010.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of MedAssets and Broadlane on a pro forma basis. The pro forma information is presented as if the companies had been combined on January 1, 2010 and January 1, 2009, respectively. The 2010 and 2009 pro forma results include the following adjustments that were directly attributable to the acquisition:

•	adjustments to reduce net revenue by approximately $18,900 and $18,100 during the years ended December 31, 2010 and 2009, respectively related to purchase accounting adjustments that reflect the fair value of administrative fees related to customer purchases that occurred prior to January 1, 2010 and 2009, respectively, but were reported to us subsequent to those dates. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability;

•	adjustments to increase intangible amortization expense by approximately $40,000 and $45,800 during the years ended December 31, 2010 and 2009, respectively related to purchase accounting adjustments that reflect the fair value of identified intangible assets acquired;

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

•	adjustments to increase interest expense by approximately $30,900 and $29,400 during the years ended December 31, 2010 and 2009, respectively related to additional indebtedness incurred to complete the acquisition; and

•	adjustments to increase income tax benefit by approximately $22,800 and $32,600 during the years ended December 31, 2010 and 2009, respectively related to the income tax benefit generated by the adjustments discussed above.

The following pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period:

	Year Ended December 31,
	2010	2009
	(Unaudited)

Net revenue	$538,479	$490,755
Net (loss)	(83,755)	(37,533)
Basic and diluted (loss) per share	$(1.48)	$(0.68)
Basic and diluted weighted average shares outstanding(1)	56,434	54,841

(1)	Basic and diluted weighted average shares outstanding are the same given our net pro forma loss

Other Acquisition-Related Activities

During the year, our SCM segment acquired certain assets associated with oncology pharmaceutical products for $3,160. The acquired assets consist of certain customer relationships valued at $2,155 with a ten-year weighted-average useful life and goodwill of $1,005.

During the year ended December 31, 2010, we incurred $2,798, respectively, related to certain due diligence and acquisition and integration-related activities associated with an unsuccessful acquisition attempt. We expensed these costs as incurred in accordance with GAAP and they are included in the Acquisition-related expenses line item on our consolidated statement of operations.

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

MedAssets Inc.

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

MedAssets Inc.

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

6.	RESTRUCTURING ACTIVITIES

Broadlane Restructuring Plan

In connection with the Broadlane Acquisition, our management approved, committed, and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our SCM segment. During the year ended December 31, 2010, we expensed exit and integration related costs of approximately $8,418 associated with restructuring activities of the acquired operations consisting of severance and other restructuring and integration costs. These costs are included within the acquisition and integration-related expenses line on the accompanying statements of operations.

As of December 31, 2010, the components of our restructuring plan are as follows:

•	Involuntary employee terminations — we are reorganizing our SCM workforce and plan to eliminate redundant or unneeded positions in connection with combining our business operations. In connection with the workforce restructuring, we expect to incur severance, benefits and other employee related costs in the range of $18,000 to $20,000 to be incurred over the next eighteen to twenty-four months. During the fiscal year ended December 31, 2010, we expensed approximately $6,976 related to severance and other employee benefits in connection with or plan. As of December 31, 2010, we had approximately $3,488 included in current liabilities for these costs.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

•	System migration and standardization — we plan to integrate and standardize certain software platforms of the combined business operations. In connection with the system migration and standardization, we expect to incur costs in the range of $2,000 to $4,000 over the next twelve to eighteen months. During the fiscal year ended December 31, 2010, we expensed approximately $1,442 related to consulting and other third-party services in connection with our plan.

•	Facilities consolidation — we expect to consolidate office space in areas where we have common or redundant locations. We expect to incur a liability in the range of $5,000 to $7,000 over the next twelve to eighteen months relating to ceasing use of certain facilities. As of and for the fiscal year ended December 31, 2010, no liability has been accrued and no expense has been recorded as we have no termination penalty and have not ceased use of the facilities as of December 31, 2010.

The changes in the plan during 2010 are summarized as follows:

			Accrued,
	Initial Costs	Cash	December 31,
	Incurred	Payments	2010

Broadlane Restructuring Plan
Involuntary employee terminations	$6,976	$(3,488)	$3,488
System migration and integration	1,442	(1,442)	—
Facility consolidation	—	—	—

Total Broadlane Restructuring Costs	$8,418	$(4,930)	$3,488

Accuro Restructuring Plan

In connection with the Accuro Acquisition, our management approved, committed and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our RCM segment. Any increases or decreases to the estimates of executing the restructuring plan subsequent to June 2009 have been recorded as adjustments to operating expense. During 2010, we reduced our estimated lease termination liability by approximately $491 related to a sublease arrangement.

The remaining balance relating to the Accuro restructuring plan pertains to a lease termination penalty we incurred for which we made cash payments of approximately $1,162 for the fiscal year ended December 31, 2010. We expect that $114 of the remaining lease termination penalty will be paid in January 2011 and $1,046 will be paid in February 2011. The balance of the accrual was $1,160 as of December 31, 2010.

7.	NOTES AND BONDS PAYABLE

Our notes and bonds payable are summarized as follows as of:

	December 31,
	2010	2009

Notes payable — senior	$635,000	$215,161
Bonds payable	325,000	—

Total notes and bonds payable	960,000	215,161
Less: current portions	(6,350)	(13,771)

Total long-term notes and bonds payable	$953,650	$201,390

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Notes Payable

The principal amount of our long term notes payable consists of our senior term loan facility which had an outstanding balance of $635,000 as of December 31, 2010. We had no amounts drawn on our revolving credit facility, and no amounts drawn on our swing-line component, resulting in approximately $149,000 of availability under our credit facility inclusive of the swing-line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of December 31, 2010. The applicable weighted average interest rate (inclusive of the applicable bank margin) on our senior term loan facility at December 31, 2010 was 5.25%.

The principal amount of our long term notes payable as of December 31, 2009 consists of our senior term loan facility which had an outstanding balance of $215,161. We had no amounts drawn on our revolving credit facility, and no amounts drawn on our swing-line component as of December 31, 2009. We made payments during 2009 on our term loan balance which included an annual excess cash flow payment of approximately $27,516 and scheduled principal payments on our senior term loan facility of $2,499.

Total interest paid during the fiscal years ended December 31, 2010, 2009 and 2008 was approximately $11,855, $14,722 and $18,032, respectively.

We had a credit agreement dated October 23, 2006 that consisted of a senior secured term loan and a revolving line of credit that was administered by Bank of America. On November 16, 2010, we consummated the acquisition of Broadlane and as a result we terminated our credit agreement with Bank of America and entered into a new credit agreement (the “Credit Agreement”) with Barclays Bank and JP Morgan Securities (collectively, the “Banks”). In addition, we closed a private placement offering of senior notes that is described below. The Credit Agreement consists of a six-year $635,000 senior secured term loan facility and a five-year $150,000 senior secured revolving credit facility, including a letter of credit sub-facility of $25,000 and a swing line sub-facility of $25,000. Borrowings under the revolving credit facility may be used for general corporate purposes and working capital. Both the senior secured term loan and revolving credit facility charge a variable interest rate of London Interchange Bank Offering Rate (“LIBOR”) or an alternate base rate plus and applicable margin.

The Credit Agreement also permits the Company to, subject to the satisfaction of certain conditions and obtaining commitments, add one or more incremental term loan facilities, increase the aggregate commitments under the senior secured revolving credit facility or add one or more incremental revolving credit facility tranches in an aggregate amount of up to $200,000, which may have the same guarantees, and be secured equally in all respects by the same collateral, as the senior secured term loan loans and the senior secured revolving credit loans.

The Credit Agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The Credit Agreement also includes certain maintenance covenants (beginning March 31, 2011) including but not limited to, a maximum total leverage ratio of consolidated indebtedness to consolidated EBITDA and a minimum consolidated interest coverage ratio of consolidated EBITDA to consolidated cash interest expense (as defined in the Credit Agreement). The Company was in compliance with these covenants as of December 31, 2010.

We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of our credit agreement. Our first excess cash flow calculation will be completed during the first quarter of 2012 for the fiscal year ended December 31, 2011.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Bonds Payable

In connection with the financing of the Broadlane Acquisition, the Company closed the offering of an aggregate principal amount of $325,000 of senior notes due 2018 (the “Notes”) in a private placement (the “Notes Offering”). The Notes are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s existing restricted subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the Credit Agreement. The Notes and the guarantees are senior unsecured obligations of the Company.

The Notes were issued pursuant to an indenture dated as of November 16, 2010 (the “Indenture”) among the Company, its subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. Pursuant to the Indenture, the Notes will mature on November 15, 2018 and bear 8% annual interest. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011.

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of December 31, 2010.

The Company has the option to redeem all or part of the Notes as follows: (i) at any time prior November 15, 2013, the Company may at its option redeem up to 35% of the aggregate original principal amount of Notes issued; and (ii) on or after November 15, 2014, the Company may at its option, redeem all or a part of the Notes after the required notification procedures have been performed, at the following redemption prices:

Year	Percentage

2014	104%
2015	102%
2016 and thereafter	100%

The Notes also contain a redemption feature that would require the repurchase of 101% of the aggregate principal amount plus accrued and unpaid interest at the option of the holders upon a change in control.

As of December 31, 2010, the Company’s 8% senior notes due 2018 were trading at approximately 100.1% of par value.

As of December 31, 2010, we had approximately $45,584 of debt issuance costs related to our Credit Agreement and Notes which will be amortized into interest expense generally over the effective interest method until the maturity date. For the years ended December 31, 2010 and 2009, we recognized approximately $6,863, inclusive of the write-off of $4,330 of the remaining unamortized debt issuance costs from our previous credit agreement with Bank of America, and $1,841, respectively, in interest expense related to the amortization of debt issuance costs.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

The following table summarizes our stated debt maturities and scheduled principal repayments as of December 31, 2010:

		Senior Unsecured
Year	Term Loan	Notes	Total

2011	$6,350	$—	$6,350
2012	6,350	—	6,350
2013	6,350	—	6,350
2014	6,350	—	6,350
2015	6,350	—	6,350
Thereafter	603,250	325,000	928,250

	$635,000	$325,000	$960,000

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

In August 2003, we facilitated the sale of the office building and related retail space under the Lease Agreement. We entered into a new lease with the new owner of the office building and provided a $1,000 letter of credit and eight months of prepaid rent in connection with the new lease. The lease agreement was for ten years. The letter of credit and prepaid rent constitute continuing involvement as defined in GAAP relating to leases, and as such the transaction did not qualify for sale and leaseback accounting. In accordance with the guidance, the Company recorded the transaction as a financing obligation. As such, the book value of the assets and related obligation remain on the Company’s consolidated financial statements. We recorded a $501 commission on the sale of the building as an increase to the corresponding financing obligation. In addition, we deferred $386 in financing costs that will be amortized into expense over the life of the obligation. Subsequent to the date of sale (August 2003), we decreted the finance obligation in accordance with a policy that would match the amortization of the corresponding asset. The amount of the financial obligation decretion for the years ended December 31, 2010 and 2009 was $167 and $152, respectively.

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

The lease payments on the office building are charged to interest expense in the periods they are due. The lease payments included as interest expense in the accompanying statement of operations for the years ended December 31, 2010, 2009 and 2008 were $658, $658 and $647, respectively.

Rental income and additional interest expense is imputed on the retail space of approximately $438 annually. Both the income and the expense are included in “Other income (expense)” in the accompanying consolidated statement of operations for each of the years ended December 31, 2010, 2009 and 2008 with no effect to net income. Under the Lease Agreement, we are not entitled to actual rental income on the retail space, nor do we have legal title to the building.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

When we have no further continuing involvement with the building as defined under generally accepted accounting principles relating to leases, we will remove the net book value of the office building, adjoining retail space, and the related finance obligation and account for the remainder of our payments under the Lease Agreement as an operating lease. Under the Lease Agreement, we will not obtain title to the office building and retail space. Our future commitment is limited to the payments required by the ten year Lease Agreement. At December 31, 2010, the future undiscounted payments under the Lease Agreement aggregate to $4,440.

Future payments of the finance obligation as of December 31, 2010 are as follows:

Obligations
Under
Capital Lease

2011	$1,103
2012	1,114
2013	1,114
2014	1,114
2015	1,114
Thereafter	9,714

15,273
Less: Amounts representing interest	(5,582)

Net present value of capital lease obligation	9,691
Less: Amount representing current portion	(186)

Finance obligation, less current portion	$9,505

8.	COMMITMENTS AND CONTINGENCIES

We lease certain office space and office equipment under operating leases. Some of our operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the related minimum lease term utilizing total future minimum lease payments. Future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year as of December 31, 2010 are as follows:

Operating
Lease

2011	$9,125
2012	7,940
2013	7,637
2014	6,878
2015	4,994
Thereafter	15,177

$51,751

Rent expense for the years ended December 31, 2010, 2009 and 2008, was approximately $8,370, $8,102 and $6,651 respectively.

MedAssets Inc.

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

Legal Proceedings

As of December 31, 2010, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

9.	STOCKHOLDERS’ EQUITY

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

Common Stock

During 2010, 2009 and 2008, we issued shares of common stock in connection with employee share-based payment arrangements. See Note 10 to the consolidated financial statements.

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

Common Stock Warrants

As of December 31, 2010 and 2009, we had approximately 38,000 warrants outstanding that were exercisable into common stock at a weighted average exercise price of $2.29 with a weighted average remaining life of 2.5 and 3.5 years, respectively. During the fiscal year ended December 31, 2008, we issued approximately 190,000 unregistered shares of our common stock in connection with a cashless exercise of a warrant.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Shareholder Notes Receivable

During 2008, we settled all outstanding notes receivable issued by certain stockholders. The notes were collateralized by pledged shares of our common stock. In lieu of cash payment, we accepted a number of the pledged shares as payment in full for amounts owed under the notes receivable. The number of shares paid was determined by dividing the total principal and interest due under each note receivable by the closing market price of our common stock on the date prior to the effective date of each respective transaction. We received approximately 33,000 shares of our common stock in lieu of cash to settle $585 in principal and interest outstanding under the notes receivable. The shares were subsequently retired and are no longer outstanding. For the year ended December 31, 2008, we recorded a mark to market adjustment to decrease non-cash share-based compensation expense of $645 related to the underlying shares pledged as collateral for the notes.

10.	SHARE-BASED COMPENSATION

As of December 31, 2010, we had restricted common stock, stock-settled stock appreciation rights (or “SSARs”) and common stock option equity awards outstanding under three share-based compensation plans.

The share-based compensation cost related to equity awards that has been charged against income was $11,493, $16,652, and $8,550 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. The total income tax benefit recognized in the income statement for share based compensation arrangements related to equity awards was $4,387, $6,302 and $3,227 for the fiscal years ended December 31, 2010, 2009 and 2008, respectively. There were no capitalized share-based compensation costs at December 31, 2010, 2009 or 2008.

Total share-based compensation expense (inclusive of restricted common stock, common stock options, and SSARs) for the fiscal years ended December 31, 2010, 2009 and 2008 is reflected in our Consolidated Statements of Operations as noted below:

	December 31,
	2010	2009	2008

Cost of revenue	$2,722	$3,063	$1,983
Product development	461	866	721
Selling and marketing	2,476	2,920	1,894
General and administrative	5,834	9,803	3,952

Total share-based compensation expense	$11,493	$16,652	$8,550

Employee Stock Purchase Plan

In 2010, the Company established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of such share on the applicable purchase date. The Plan requires that all stock purchases be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. There were no purchases under the Plan during the year ended December 31, 2010 and the first purchase date is expected to be February 28, 2011.

Equity Incentive Plans

In 2010, the Board approved and the Company’s stockholders adopted the MedAssets, Inc. 2010 Special Stock Incentive Plan (the “Plan”). Under the Plan, the Company may award stock-based incentives to selected eligible persons. The Plan allows for the grant of stock options, which are the right to purchase shares of stock at a fixed price at some time in the future, and other stock-based awards. The Company granted 425,000 SSARs

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

and 185,000 shares of restricted stock pursuant to the Plan. No further equity grants will be issued under the plan.

The purpose of the Plan is to assist the Company in attracting, retaining, motivating, and rewarding certain individuals who have not previously served as employees or directors of the Company or its affiliates and who have become employees of the Company or its affiliates in connection with the Company’s acquisition of the Broadlane Group, and to serve as an inducement to their entering into employment with the Company. The Plan is intended to promote the creation of long-term value for stockholders of the Company by closely aligning the interests of such individuals with those of the stockholders.

In 2008, the Board approved and the Company’s stockholders adopted the MedAssets Inc. Long-Term Performance Incentive Plan (the “2008 Plan”). The 2008 Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, performance awards, stock appreciation rights and other stock-based awards. An aggregate of 5,500,000 underlying shares of our common stock was reserved for issuance to the Company’s directors, employees, and others under the 2008 Plan. As of December 31, 2010, we had approximately 953,000 shares remaining under our 2008 Plan available for grant. The 2008 Plan was designed to replace and succeed the MedAssets, Inc. 2004 Long-Term Incentive Plan and the 1999 Stock Incentive Plan. Equity awards issued under the 2008 Plan consist of common stock options, restricted stock (both service-based and performance-based), and SSARs (both service-based and performance-based).

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

(i) 50% vesting based on achievement of a 15% compounded annual growth rate of diluted cash EPS for the three-year period ending December 31, 2011;

(ii) Pro rata vesting of between 50% and 100% based on achievement of a compounded annual growth rate of diluted cash EPS between 15% and 25% for the three-year period ending December 31, 2011; and

(iii) 100% vesting based on achievement of a 25% compounded annual growth rate of diluted cash EPS for the three-year period ending December 31, 2011.

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

MedAssets Inc.

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

The fair value of each equity award has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years ended December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008

Range of calculated volatility	29.6% - 44.99%	31.21% - 34.73%	32.2% - 36.1%
Dividend yield	0%	0%	0%
Range of risk free interest rate	1.37% - 2.44%	1.36% - 2.46%	1.6% - 3.6%
Range of expected term	4.0 - 5.0 years	4.0 - 5.0 years	5.0 - 6.5 years

It is not practicable for us to estimate the expected volatility of our share price required by existing accounting requirements based solely on our own historical stock price volatility (trading history), given our limited history as a publicly traded company. Once we have sufficient history as a public company, we will estimate the expected volatility of our share price, which may impact our future share-based compensation. In accordance with generally accepted accounting principles for stock compensation, we have estimated grant-date fair value of our shares using a combination of our own trading history and a volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities using the “simplified method” as prescribed in Staff Accounting Bulletin No. 107, Share-based Payment, to calculate expected term. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding.

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

Restricted Common Stock Awards

We have issued restricted common stock awards to employees, our Board and our senior advisory board. During 2010, 2009 and 2008, we issued approximately 359,000 (or 280,000 shares net of forfeitures), 1,074,000 (or 1,049,000 shares net of forfeitures), and 6,000 shares, respectively. During 2010, 2009 and 2008, the weighted-average grant date fair value of each restricted common stock share was $19.35, $15.02, and $16.04, respectively. The fair value of shares vested during the fiscal years ended December 31, 2010, 2009 and 2008 was $340, $747, and $107, respectively.

A summary of changes in restricted shares during the fiscal year ended December 31, 2010 is as follows:

				Weighted	Weighted
				Average	Average
	Service-			Grant	Remaining	Aggregate
	Based	Performance-		Date Fair	Contractual	Intrinsic
	Shares	Based Shares	Total Shares	Value	Term	Value

Non-vested restricted shares outstanding as of January 1, 2010	343,000	674,000	1,017,000	$14.92	6 years
Granted	278,000	81,000	359,000	19.35
Vested	(16,000)	—	(16,000)	21.32
Forfeited	(26,000)	(53,000)	(79,000)	14.74

Restricted Shares outstanding as of December 31, 2010	579,000	702,000	1,281,000	$15.85	6 years	$25,813

As of December 31, 2010, there was $12,766 of total unrecognized compensation cost related to unvested restricted common stock awards that will be recognized over a weighted average period of 1.9 years.

SSARs

We have issued SSARs to employees, our Board and our senior advisory board. During 2010 and 2009, we issued approximately 1,876,000 SSARs (or 1,689,000 SSARs net of forfeitures) and 2,765,000 SSARs (or 2,696,000 SSARs net of forfeitures), respectively. During 2010 and 2009 the weighted-average grant date fair value of each SSAR was $7.52 and $4.66, respectively. The fair value of SSARs vested during the fiscal year ended December 31, 2010 and December 31, 2009 was $2,322 and $1,802 respectively.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

A summary of changes in SSARs during the fiscal year ended December 31, 2010 is as follows:

				Weighted	Weighted
				Average	Average
	Service-			Grant	Remaining	Aggregate
	Based	Performance-		Date Fair	Contractual	Intrinsic
	SSARs	Based SSARs	Total SSARs	Value	Term	Value

SSARs outstanding as of January 1, 2010	1,329,000	1,367,000	2,696,000	$4.66	6 years
Granted	1,597,000	279,000	1,876,000	7.52
Exercised	(61,000)	—	(61,000)	4.62
Forfeited	(80,000)	(107,000)	(187,000)	4.69

SSARs outstanding as of December 31, 2010	2,785,000	1,539,000	4,324,000	$5.86	6 years	$15,240

SSARs exercisable as of December 31, 2010	779,000	—	779,000	$4.90	5 years	$3,584

During the fiscal years ended December 31, 2010 we issued approximately 12,000 shares of common stock, in connection with stock-settled stock appreciation right (or “SSAR) exercises of 61,000.

As of December 31, 2010, there was $15,322 of total unrecognized compensation cost related to unvested SSARs that will be recognized over a weighted average period of 1.8 years.

Common Stock Option Awards

During the fiscal years ended December 31, 2010, 2009 and 2008, we granted service-based stock options for the purchase of approximately 102,000, 543,000 and 1,904,000 shares, respectively. The stock options granted during the fiscal year ended December 31, 2010 have a weighted average exercise price of $21.50 and have a service vesting period of five years. The options granted during 2009 have a weighted average exercise price of $20.01 and have a service vesting period of five years. The options granted during 2008 have a weighted average exercise price of $15.70 and have a service vesting period of five years with the exception of 41,000 which vest over a ten-month period.

The exercise price of all stock options described above was equal to the market price of our common stock on the date of grant (or “common stock grant-date fair value”), and therefore the intrinsic value of each option grant was zero. The common stock grant-date fair value of options granted during the fiscal year ended December 31, 2010 represents the market value of our common stock as of the close of market on the grant date. The common stock grant-date fair value of options granted during the fiscal years ended December 31, 2009 and 2008 represents the market value of our common stock as of the close of market on the date prior to the grant date.

The weighted-average grant-date fair value of each option granted during the fiscal years ended December 31, 2010, 2009 and 2008 was $6.84, $6.54 and $6.41, respectively.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

A summary of changes in outstanding options during the fiscal year ended December 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Options outstanding as of January 1, 2010	6,444,000	$9.93	7 years
Granted	102,000	21.50
Exercised	(1,403,000)	7.72
Forfeited	(576,000)	15.41

Options outstanding as of December 31, 2010	4,567,000	$10.18	6 years	$46,344

Options exercisable as of December 31, 2010	2,953,000	$8.47	5 years	$34,727

The total fair value of stock options vested during the fiscal years ended December 31, 2010, 2009 and 2008 was $12,450, $6,195 and $7,095, respectively.

During the fiscal years ended December 31, 2010, 2009 and 2008, we issued approximately 1,403,000, 1,749,000, and 455,000 shares of common stock, respectively, in connection with employee stock option exercises for aggregate exercise proceeds of $10,698, $10,407 and $1,862, respectively.

The total intrinsic value of stock options exercised during the fiscal years ended December 31, 2010, 2009 and 2008 was $19,883, $22,448, and $5,592, respectively. Our policy for issuing shares upon stock option exercise is to issue new shares of common stock.

As of December 31, 2010, there was $3,529 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 1.5 years.

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of stock options outstanding as of December 31, 2010, 2009 and 2008:

	December 31,
	2010	2009	2008

Range of exercise prices	$0.63 - $23.11	$0.63 - $23.60	$0.63 - $17.86
Number of options outstanding	4,567,000	6,444,000	7,995,000
Weighted average exercise price	$10.18	$9.93	$8.63
Weighted average remaining contractual life	5.7 years	6.7 years	7.3 years

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

11.	INCOME TAXES

The provision for income tax expense is as follows for the years ended December 31:

	2010	2009	2008

Current expense
Federal	$8,903	$6,518	$1,349
Foreign	14	58	—
State	1,893	1,738	1,008

Total current expense	10,810	8,314	2,357
Deferred expense
Federal	(24,287)	4,147	5,229
State	(778)	365	(84)

Total deferred expense	(25,065)	4,512	5,145
Change in valuation allowance	—	—	(13)

Provision for income taxes	$(14,255)	$12,826	$7,489

A reconciliation between reported income tax expense and the amount computed by applying the statutory federal income tax rate of 35 percent is as follows at December 31, 2009, 2008 and 2007:

	2010	2009	2008

Computed tax expense	$(16,234)	$11,471	$6,415
State taxes (net of federal benefit)	630	1,679	606
Other permanent items	101	91	73
Meals & entertainment related to operations	795	695	565
Nondeductible Acquisition Costs	2,036	—	—
Research & development credits	(2,156)	(882)	—
Uncertain tax positions	598	(145)	(152)
Net operating loss adjustments	164	(22)	(36)
Alternative minimum tax	108	(57)	18
Other	(297)	(4)	—

Provision for income taxes	$(14,255)	$12,826	$7,489

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2010	2009

Deferred tax asset, current
Accrued expenses	$5,478	$3,516
Accounts receivable	2,007	1,586
Returns and allowances	479	175
Deferred revenue	9,732	3,108
Net operating loss carryforwards	599	3,387
AMT credit	828	1,311
Research and development credit	822	1,409
Foreign Tax Credit	—	61
Prepaid Expenses	—	47

Deferred tax asset, current	19,945	14,600
Valuation allowance	(291)	(177)

Total deferred tax asset, current	19,654	14,423

Deferred tax liability, current
Prepaid Expenses	(526)	—
Deferred Interest Expense	(1,041)	—

Total deferred tax liability, current	(1,567)	—

Net deferred tax asset, current	$18,087	$14,423

Deferred tax asset, non-current
Deferred compensation	$10,558	$9,793
Accrued Expenses	637	—
Net operating loss carryforwards	1,761	167
Capital lease	2,415	811
Deferred revenue	—	936
Financial hedges	—	962
AMT credit	828	—
Research and development credit	740	—
Capital Loss Limitation	1,053	—
Other	172	111

Deferred tax asset, non-current	18,164	12,780
Valuation allowance	(2,094)	(545)

Total deferred tax asset, non-current	16,070	12,235

Deferred tax liability, non-current
Intangible assets	(153,617)	(17,611)
Prepaid expenses	(8)	(39)
Fixed assets	(1,065)	(3,604)
Capitalized software costs	(12,267)	(10,220)

Total deferred tax liability, non-current	(166,957)	(31,474)

Net deferred liability, non-current	$(150,887)	$(19,239)

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

We have historically maintained a valuation allowance on certain deferred tax assets. In assessing the ongoing need for a valuation allowance, we consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable benefits and tax planning strategies. As a result of this assessment, we recorded a $1,663 increase to our valuation allowance on certain deferred tax assets for the year ended December 31, 2010.

Of this increase, $610 was attributable to the valuation allowance related to our expected utilization of state net operating loss carry forwards in future periods. The remaining $1,053 was recorded in connection with the acquisition of Broadlane. As a result of the increase in the valuation allowance of $1,663, we realized a state expense of $610 included in “Income tax (benefit) expense” on the accompanying consolidated statements of operations. The remaining $1,053 was reflected in purchase price allocation related to the Broadlane Acquisition, which was recorded as an increase to Goodwill of $1,053. We will continue to evaluate on an annual basis, whether or not a continued valuation allowance is necessary.

We have fully utilized all of our federal net operating loss carryforwards as of December 31, 2010.

Cash paid for income taxes amounted to $6,577 and $749 for the years ended December 31, 2010 and 2009, respectively.

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

Upon adoption of this guidance, we elected an accounting policy to also classify accrued penalties and interest related to unrecognized tax benefits in our income tax provision. Previously, our policy was to classify penalties and interest as operating expenses in arriving at pretax income. During the year ended December 31, 2010, we accrued $82 of interest and penalties, of which $67 related to acquisition of Broadlane and was reflected in the purchase price allocation. During the year ended December 31, 2009, we reversed $82, for the potential payment of interest and penalties.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2008	$2,380
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2,002)
Settlements and lapse of statue of limitations	—

Balance at December 31, 2008	$378
Additions based on tax positions related to the current year	79
Additions for tax positions of prior years	77
Reductions for tax positions of prior years	—
Settlements and lapse of statue of limitations	—

Balance at December 31, 2009	$534
Additions based on tax positions related to the current year	164
Additions for tax positions of prior years	1,230
Reductions for tax positions of prior years	—
Settlements and lapse of statue of limitations	—

Balance at December 31, 2010	$1,928

Included in our unrecognized tax benefits are $1,838 of uncertain positions that would impact our effective rate if recognized. We expect unrecognized tax benefits to increase by approximately $164 in the next 12 months.

Our consolidated U.S. federal income tax returns for tax years 1999 to 2009 remain subject to examination by the Internal Revenue Service (or “IRS”) for net operating loss carryforward and credit carryforward purposes. For years 1999 to 2006 the statute for assessments and refunds has generally expired, however tax attributes for those years may still be examined, which would impact tax years in which those attributes were utilized, which would impact tax years 2007 forward. Separate state income tax returns for our parent company and certain consolidated state returns remain subject to examination for net operating loss carryforward purposes. Separate state income tax returns for previously acquired companies for tax years 2006 -2008 and our former significant subsidiary for tax year 2006 remain open. The statute of limitations on these 2006 state returns generally expired on September 15, 2010.

12.	INCOME (LOSS) PER SHARE

We calculate earnings per share (or “EPS”) in accordance with the generally accepted accounting principles relating to earnings per share. Basic EPS is calculated by dividing reported net income (loss) by the weighted-average number of common shares outstanding for the reported period following the two-class method. Diluted EPS reflects the potential dilution that could occur if our stock options, stock settled stock appreciation rights, unvested restricted stock and stock warrants were exercised and converted into our common shares during the reporting periods.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2010	2009	2008

Numerator for Basic and Diluted Income Per Share:
Net (loss) income	(32,124)	19,947	10,841
Denominator for basic (loss) income per share weighted average shares	56,434,000	54,841,000	49,843,000
Effect of dilutive securities:
Stock options	—	2,416,000	2,444,000
Stock settled stock appreciation rights	—	193,000	—
Restricted stock and stock warrants	—	415,000	27,000

Denominator for diluted (loss) income per share — adjusted weighted average shares and assumed conversions	56,434,000	57,865,000	52,314,000
Basic (loss) income per share:
Basic net (loss) income from continuing operations	$(0.57)	$0.36	$0.22

Diluted net (loss) income per share:
Diluted net (loss) income from continuing operations	$(0.57)	$0.34	$0.21

During the fiscal year ended December 31, 2010, basic and diluted EPS are the same as potentially dilutive securities have been excluded from the calculation of diluted EPS given our net loss for the year. In addition, the effect of certain dilutive securities has been excluded for the fiscal years ended December 31, 2010, 2009 and 2008 because the impact is anti-dilutive as a result of the strike price of certain securities being greater than the average market price (or out of the money) during the periods presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Year Ended December 31,
	2010	2009	2008

Stock options	2,023,000	110,000	355,000
Stock settled stock appreciation rights	290,000	24,000	—
Restricted stock and stock warrants	222,000	1,000	—

Total	2,535,000	135,000	355,000

13.	SEGMENT INFORMATION

We deliver our solutions and manage our business through two reportable business segments, Revenue Cycle Management and Spend and Clinical Resource Management:

•	Revenue Cycle Management. Our Revenue Cycle Management (“RCM”) segment provides a comprehensive suite of software and services spanning the hospital, health system and other ancillary healthcare provider revenue cycle workflow — from patient admission and financial responsibility, patient financial liability estimation, charge capture, case management, contract management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

•	Spend and Clinical Resource Management. Our Spend and Clinical Resource Management (“SCM”) segment provides a comprehensive suite of technology-enabled services that help our customers manage their non-labor expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization portfolio of contracts, consulting services and business intelligence tools.

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

The following tables present Segment Adjusted EBITDA and financial position information as utilized by our chief operating decision maker. A reconciliation of Segment Adjusted EBITDA to consolidated net income is included. General corporate expenses are included in the “Corporate” column. “RCM” represents the Revenue Cycle Management segment and “SCM” represents the Spend and Clinical Resource Management segment. Other assets and liabilities are included to provide a reconciliation to total assets and total liabilities.

The following tables represent our results of operations, by segment, for the fiscal years ended December 31, 2010, 2009 and 2008. The results of operations of Broadlane are included in our SCM segment

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

from the date of acquisition, or November 16, 2010. The results of operations of Accuro are included in our RCM segment from the date of acquisition, or June 2, 2008:

	Year Ended December 31, 2010
	RCM	SCM	Corporate	Total

Results of Operations:
Revenue:
Administrative fees	$—	$182,024	$—	$182,024
Revenue share obligation	—	(62,954)	—	(62,954)
Other service fees	235,212	37,049	—	272,261

Total net revenue	235,212	156,119	—	391,331
Total operating expenses	250,227	113,101	47,524	410,852

Operating (loss) income	(15,015)	43,018	(47,524)	(19,521)
Interest (expense) income	—	(20)	(27,488)	(27,508)
Other income (expense)	179	(9)	480	650

(Loss) income before income taxes	$(14,836)	$42,989	$(74,532)	$(46,379)
Income tax (benefit) expense	(5,031)	17,581	(26,805)	(14,255)

Net (loss) income	(9,805)	25,408	(47,727)	(32,124)

Segment Adjusted EBITDA	$70,712	$82,875	$(25,547)	$128,040

	Year Ended December 31, 2010
	RCM	SCM	Corporate	Total

Financial Position:
Accounts receivable, net	$53,909	$45,964	$147	$100,020
Other assets	505,097	1,118,254	121,982	1,745,333

Total assets	559,006	1,164,218	122,129	1,845,353
Accrued revenue share obligation	—	57,744	—	57,744
Deferred revenue	33,714	12,416	—	46,130
Other liabilities	14,544	23,871	1,267,481	1,305,896

Total liabilities	$48,258	$94,031	$1,267,481	$1,409,770

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

	Year Ended December 31, 2009
	RCM	SCM	Corporate	Total

Results of Operations:
Revenue:
Administrative fees	$—	$163,454	$—	$163,454
Revenue share obligation	—	(55,231)	—	(55,231)
Other service fees	205,918	27,140	—	233,058

Total net revenue	205,918	135,363	—	341,281
Total operating expenses	183,876	77,042	29,893	290,811

Operating income (loss)	22,042	58,321	(29,893)	50,470
Interest (expense) income	(1)	(1)	(18,112)	(18,114)
Other income (expense)	(219)	149	487	417

Income (loss) before income taxes	$21,822	$58,469	$(47,518)	$32,773
Income tax (benefit)	8,540	22,882	(18,596)	12,826

Net income (loss)	13,282	35,587	(28,922)	19,947

Segment Adjusted EBITDA	$64,257	$68,265	$(21,084)	$111,438

	Year Ended December 31, 2009
	RCM	SCM	Corporate	Total

Financial Position:
Accounts receivable, net	$54,401	$37,886	$(24,670)	$67,617
Other assets	567,126	93,886	49,915	710,927

Total assets	621,527	131,772	25,245	778,544
Accrued revenue share obligation	—	31,948	—	31,948
Deferred revenue	28,400	3,478	—	31,878
Other liabilities	36,850	33,131	207,365	277,346

Total liabilities	$65,250	$68,557	$207,365	$341,172

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

	Year Ended December 31, 2008
	RCM	SCM	Corporate	Total

Results of Operations:
Revenue:
Administrative fees	$—	$158,618	$—	$158,618
Revenue share obligation	—	(52,853)	—	(52,853)
Other service fees	151,717	22,174	—	173,891

Total net revenue	151,717	127,939	—	279,656
Total operating expenses	142,854	73,108	22,172	238,134

Operating income	8,863	54,831	(22,172)	41,522
Interest (expense) income	(4)	(1)	(21,266)	(21,271)
Other income (expense)	58	21	(2,000)	(1,921)

Income (loss) before income taxes	$8,917	$54,851	$(45,438)	$18,330
Income tax (benefit)	5,165	21,786	(19,462)	7,489

Net income (loss)	3,752	33,065	(25,976)	10,841

Segment Adjusted EBITDA	$43,375	$64,175	$(17,834)	$89,716

	Year Ended December 31, 2008
	RCM	SCM	Corporate	Total

Financial Position:
Accounts receivable, net	$43,384	$40,540	$(28,876)	$55,048
Other assets	577,650	96,915	44,247	718,812

Total assets	621,034	137,455	15,371	773,860
Accrued revenue share obligation	—	29,698	—	29,698
Deferred revenue	26,607	4,084	—	30,691
Other liabilities	28,689	41,546	260,297	330,532

Total liabilities	$55,296	$75,328	$260,297	$390,921

GAAP relating to segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

Adjusted EBITDA to consolidated net (loss) income for each of the fiscal years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

RCM Adjusted EBITDA	$70,712	$64,257	$43,375
SCM Adjusted EBITDA	82,875	68,265	64,175

Total reportable Segment Adjusted EBITDA	153,587	132,522	107,550
Depreciation	(16,164)	(10,982)	(8,139)
Depreciation (included in cost of revenue)	(2,894)	(2,426)	(709)
Amortization of intangibles	(31,027)	(28,012)	(23,442)
Amortization of intangibles (included in cost of revenue)	(649)	(740)	(873)
Interest expense, net of interest income(1)	59	17	24
Income tax	(12,549)	(31,422)	(26,951)
Impairment of intangibles(2)	(46,026)	—	(1,916)
Share-based compensation expense(3)	(6,491)	(10,113)	(6,278)
Purchase accounting adjustments(4)	(13,406)	25	(2,449)
Acquisition-related expenses(5)	(8,837)	—	—

Total reportable segment net income	15,603	48,869	36,817
Corporate net (loss)	(47,727)	(28,922)	(25,976)

Consolidated net (loss) income	$(32,124)	$19,947	$10,841

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our consolidated statements of operations.

(2)	The impairment during the fiscal year ended December 31, 2010 primarily consisted of (i) a $44,495 write-off of goodwill relating to our decision support services operating unit; and (ii) $1,281 relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition. The impairment during the fiscal year ended December 31, 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management trade name and internally developed software products, mainly due to the integration of Accuro’s operations and products.

(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(4)	Upon acquiring Broadlane, we made certain purchase accounting adjustments that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The $13,406 represents the net amount of (i) $26,791 in administrative fees based on vendor reporting received from the acquisition date up through December 31, 2010; and (ii) a corresponding revenue share obligation of $13,385. In 2008, these adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro and XactiMed. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations. The acquired deferred revenue balances were fully amortized in 2009. We may have this adjustment in future periods if we have any new acquisitions.

(5)	Amount was attributable to $10,396 in transaction costs incurred (not related to the financing) to complete the Broadlane Acquisition such as due diligence, consulting and other related fees; $8,418 for integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; and $2,798 was attributable to acquisition-related fees associated with an unsuccessful acquisition attempt. We expect to continue to incur costs in future periods to fully integrate the Broadlane Acquisition, including but not limited to the alignment of service offerings and the standardization of the legacy Broadlane accounting policies to our existing accounting policies and procedures.

14.	DERIVATIVE FINANCIAL INSTRUMENTS

Effective January 1, 2009, we adopted GAAP for derivatives and hedging which requires companies to provide enhanced qualitative and quantitative disclosures about how and why an entity uses derivative instruments and how derivative instruments and related hedged items are accounted for under GAAP. As of December 31, 2010, we did not have any derivative financial instruments.

Interest Rate Swap

On May 21, 2009, we entered into a London Inter-bank Offered Rate (or “LIBOR”) interest rate swap with a notional amount of $138,276 beginning June 30, 2010, which effectively converted a portion of our variable rate term loan credit facility to a fixed rate debt as an effective cash flow hedge. The interest rate swap was terminated on November 16, 2010 as part of the Broadlane Acquisition and we recognized a $1,605 loss upon termination, which is recorded in interest expense on the accompanying consolidated statement of operations.

As of December 31, 2009, we recorded the fair value of the swap on our balance sheet as a liability of approximately $610 in other long-term liabilities, and the offsetting loss ($379 net of tax) was recorded in accumulated other comprehensive loss in our stockholders’ equity. For the year ended December 31, 2009, we recorded an unrealized loss of $379 in other comprehensive income in our stockholders’ equity.

We determined the fair values of the swap using Level 2 inputs as defined under GAAP for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly.

During 2008, we terminated two floating-to-fixed rate LIBOR-based interest rate swaps, originally entered into in November 2006 and July 2007. The swaps were originally set to fully terminate by July 2010. Such early termination with the counterparty was deemed to be a termination of all future obligations between us and the counterparty. In consideration of the early termination, we paid $3,914 to the counterparty on June 26, 2008 plus $903 of accrued interest. The result was a charge to expense for the fiscal year ended December 31, 2008 of $3,914.

Interest Rate Collar

On June 24, 2008 (effective June 30, 2008), we entered into an interest rate collar to hedge our interest rate exposure on a notional $155,000 of our outstanding term loan credit facility. The collar expired on

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

June 30, 2010. As of December 31, 2009, we recorded the fair value of the interest rate collar on our balance sheet as a liability of approximately $1,965 in other long term liabilities and the offsetting loss of $1,221 (net of tax) was recorded in accumulated other comprehensive loss in our stockholders’ equity as an effective cash flow hedge. For the year ended December 31, 2009, we recorded an unrealized gain of $1,058 in other comprehensive income in our stockholders’ equity.

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

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:

•	Cash and cash equivalents. The carrying value reported in the consolidated balance sheets for these items approximates fair value due to the high credit standing of the financial institutions holding these items and their liquid nature;

•	Accounts receivable, net. The carrying value reported in the consolidated balance sheets is net of allowances for doubtful accounts which includes a degree of counterparty non-performance risk;

•	Accounts payable and current liabilities. The carrying value reported in the consolidated balance sheets for these items approximates fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company;

•	Finance obligation. The carrying value of our finance obligation reported in the consolidated balance sheets approximates fair value based on current interest rates; and,

•	Notes payable. The carrying value of our long-term notes payable reported in the consolidated balance sheets approximates fair value since they bear interest at variable rates. Refer to Note 7.

16.	VALUATION AND QUALIFYING ACCOUNTS

We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance; a sales return reserve and customer allowance that is recorded as a contra revenue account; and, a self insurance accrual related to the medical and dental insurance provided to our employees. The

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

following table sets forth the change in each of those reserves for the years ended December 31, 2010, 2009, and 2008.

Valuation and Qualifying Accounts

	Balance at		Write-offs	Balance at
	Beginning	Charged to	Net of	End of
	of Year	Bad Debt(1)	Recoveries(2)	Year

Allowance for Doubtful Accounts
Year ended December 31, 2010	$4,189	$1,686	$(619)	$5,256
Year ended December 31, 2009	2,247	5,753	(3,811)	4,189
Year ended December 31, 2008	3,506	1,906	(3,165)	2,247

(1)	Additions to the allowance account through the normal course of business are charged to expense.

(2)	Write-offs reduce the balance of accounts receivable and the related allowance for doubtful accounts indicating management’s belief that specific balances are not recoverable.

	Balance at			Balance at
	Beginning	Net Charged to		End of
	of Year	Net Revenue(1)	Write-offs(2)	Year

Customer Allowance and Return Reserve
Year ended December 31, 2010	$462	$847	(66)	$1,243
Year ended December 31, 2009	352	110	—	462
Year ended December 31, 2008	253	99	—	352

(1)	Includes customer service allowance and sales returns. Additions to the allowance through the normal course of business reduce net revenue.

(2)	Write-offs reduce the balance of the customer allowance and return reserve.

	Balance at			Balance at
	Beginning	Charged to	Claims	End of
	of Year	Expense(2)	Payments(3)	Year

Self Insurance Accrual(1)
Year ended December 31, 2010	$1,538	$13,317	$(12,789)	$2,066
Year ended December 31, 2009	993	10,756	(10,211)	1,538
Year ended December 31, 2008	—	6,963	(5,970)	993

(1)	During 2008, we implemented a self insurance policy to cover our employee’s medical and dental insurance (2008 was exclusive of acquired employees related to the Accuro acquisition).

(2)	Estimates of insurance claims expected to be incurred through the normal course of business are charged to expense.

(3)	Actual insurance claims payments reduce the self insurance accrual.

MedAssets Inc.

Notes to Consolidated Financial Statements — (Continued)
(in thousands, except share and per share amounts)

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited summarized financial data by quarter for the years ended December 31, 2010 and 2009 is as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2010
Net revenue	$93,406	$95,127	$95,852	$106,946
Gross profit	71,684	72,370	73,155	73,385
Net income (loss)	5,520	3,294	8,461	(49,399)
Net income (loss) per basic share	$0.10	$0.06	$0.15	$(0.87)

Net income (loss) per diluted share	$0.09	$0.06	$0.14	$(0.87)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal 2009
Net revenue	$78,984	$84,209	$82,393	$95,695
Gross profit	62,239	66,596	60,921	76,874
Net income	1,905	2,175	5,896	9,971
Net income per basic share	$0.04	$0.04	$0.11	$0.18

Net income per diluted share	$0.03	$0.04	$0.10	$0.17

18.	RELATED PARTY TRANSACTION

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC (“JJB”), a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the fiscal years ended December 31, 2010, 2009 and 2008, we incurred charges of $1,913, $1,813 and $782, respectively, related to transactions with Mr. Bardis.

19.	SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-K with the SEC and no events have occurred that require disclosure.