Form 10-Q
period 2011-03-31
MEDASSETS INC
filed 2011-05-10
CIK 1254419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-33881
MEDASSETS, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	51-0391128 (I.R.S. Employer Identification No.)

100 North Point Center East, Suite 200 Alpharetta, Georgia (Address of principal executive offices)	30022 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 6, 2011, the registrant had 58,614,480 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.
FORM 10-Q

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedAssets, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$57,396	$46,836
Accounts receivable, net of allowances of $4,741 and $5,256 as of March 31, 2011 and December 31, 2010, respectively	92,963	100,020
Deferred tax asset, current	18,314	18,087
Prepaid expenses and other current assets	18,656	19,811

Total current assets	187,329	184,754
Property and equipment, net	79,452	77,737
Other long term assets
Goodwill	1,034,470	1,035,697
Intangible assets, net	464,059	484,438
Other	62,971	62,727

Other long term assets	1,561,500	1,582,862

Total assets	$1,828,281	$1,845,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,625	$18,107
Accrued revenue share obligation and rebates	55,234	57,744
Accrued payroll and benefits	20,709	22,149
Other accrued expenses	26,785	22,268
Deferred revenue, current portion	46,085	36,533
Deferred purchase consideration (Note 3)	120,739	119,912
Current portion of notes payable	6,350	6,350
Current portion of finance obligation	195	186

Total current liabilities	301,722	283,249
Notes payable, less current portion	627,063	628,650
Bonds payable (Note 6)	325,000	325,000
Finance obligation, less current portion	9,452	9,505
Deferred revenue, less current portion	11,740	9,597
Deferred tax liability	126,956	150,887
Other long term liabilities	1,614	2,882

Total liabilities	1,403,547	1,409,770

Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 58,606,000 and 58,410,000 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	586	584
Additional paid-in capital	673,347	668,028
Accumulated deficit	(249,199)	(233,029)

Total stockholders’ equity	424,734	435,583

Total liabilities and stockholders’ equity	$1,828,281	$1,845,353

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except
	per share amounts)
Revenue:
Administrative fees, net	$56,582	$28,590
Other service fees	73,977	64,816

Total net revenue	130,559	93,406

Operating expenses:
Cost of revenue (inclusive of certain amortization expense)	30,555	21,722
Product development expenses	6,673	5,370
Selling and marketing expenses	12,601	10,668
General and administrative expenses	49,141	32,151
Acquisition and integration-related expenses	12,143	—
Depreciation	5,679	4,293
Amortization of intangibles	20,240	6,084

Total operating expenses	137,032	80,288

Operating (loss) income	(6,473)	13,118
Other income (expense):
Interest (expense)	(18,049)	(3,932)
Other income	171	67

(Loss) income before income taxes	(24,351)	9,253

Income tax (benefit) expense	(8,181)	3,733

Net (loss) income	$(16,170)	$5,520

Basic and diluted income per share:
Basic net (loss) income	$(0.28)	$0.10

Diluted net (loss) income	$(0.28)	$0.09

Weighted average shares — basic	57,233	55,817
Weighted average shares — diluted	57,233	58,829
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
Three Months Ended March 31, 2011

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
			(In thousands)
Balances at December 31, 2010	58,410	$584	$668,028	$(233,029)	$435,583

Issuance of common stock from equity award exercises	195	2	1,358	—	1,360
Issuance of common restricted stock (net of forfeitures)	1	—	—	—	—
Stock compensation expense	—	—	3,343	—	3,343
Excess tax benefit from equity award exercises	—	—	617	—	617
Net loss	—	—	—	(16,170)	(16,170)

Balances at March 31, 2011	58,606	$586	$673,347	$(249,199)	$424,734

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Operating activities
Net (loss) income	$(16,170)	$5,520
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Bad debt expense	204	407
Depreciation	5,934	5,015
Amortization of intangibles	20,379	6,269
Loss on sale of assets	—	1
Noncash stock compensation expense	3,343	3,472
Excess tax benefit from exercise of equity awards	(655)	(820)
Amortization of debt issuance costs	1,865	458
Noncash interest expense, net	948	134
Deferred income tax (benefit) expense	(24,396)	71
Changes in assets and liabilities:
Accounts receivable	8,239	(3,113)
Prepaid expenses and other assets	1,153	(6,841)
Other long-term assets	(2,062)	(1,163)
Accounts payable	7,894	1,439
Accrued revenue share obligations and rebates	(3,033)	(4,865)
Accrued payroll and benefits	(1,440)	2,200
Other accrued expenses	4,111	2,316
Deferred revenue	11,695	6,575

Cash provided by operating activities	18,009	17,075

Investing activities
Purchases of property, equipment and software	(2,402)	(4,493)
Capitalized software development costs	(5,311)	(3,798)

Cash used in investing activities	(7,713)	(8,291)

Financing activities
Repayment of notes payable	(1,587)	(11,897)
Repayment of finance obligations	(164)	(164)
Excess tax benefit from exercise of equity awards	655	820
Issuance of common stock	1,360	1,940

Cash provided by (used in) financing activities	264	(9,301)

Net increase (decrease) in cash and cash equivalents	10,560	(517)
Cash and cash equivalents, beginning of period	46,836	5,498

Cash and cash equivalents, end of period	$57,396	$4,981

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
1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION
     We provide technology-enabled products and services which together deliver solutions designed to improve operating margin and cash flow for hospitals, health systems and other ancillary healthcare providers. Our solutions are designed to efficiently analyze detailed information across the spectrum of revenue cycle and spend management processes. Our solutions integrate with existing operations and enterprise software systems of our customers and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and customers are primarily located throughout the United States, and to a lesser extent, Canada.
     The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2010, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011.
     The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2010 included in our Form 10-K as filed with the SEC on March 1, 2011. These financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.
Use of Estimates
     The preparation of the financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During the three months ended March 31, 2011, we adjusted our estimates related to the following:
Customer Relationship Period
     We finalized a study of our customer relationship period using data based on our historical experience. As a result of the study, we changed our customer relationship period for which we recognize revenue related to implementation and setup fees charged for our SaaS-based services from an average of four years to six years. We will apply this change in estimate on a prospective basis. We estimate the impact of the change in customer relationship period will reduce our 2011 other service fee revenue by approximately $800, operating income by $600 and earnings per share by approximately $0.01 per share.
Internally Developed Software Useful Life
     We finalized a study of our internally developed software useful life based on our historical experience. As a result of the study, we changed our useful life for which we will recognize depreciation expense related to internally developed software from three years to up to but generally five years. We will apply this change in estimate on a prospective basis. We estimate the impact of the change in internally developed software useful life will reduce our 2011 depreciation expense by approximately $5,600 and increase our 2011 operating income by $5,600 and earnings per share by approximately $0.06 per share.
Cash and Cash Equivalents
     All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. Refer to Note 6 for additional information. In addition, we may periodically make voluntary repayments on our term loan. Cash and cash equivalents were $57,396 and $46,836 as of March 31, 2011 and December 31, 2010, respectively, and our revolver and swing-line balances were zero during those reporting periods. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 6 for immediately available cash under our revolving credit facility.
     Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $56,896 as of March 31, 2011.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(In thousands, except share and per share amounts)
2. RECENT ACCOUNTING PRONOUNCEMENTS
Business Combinations
     In December 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update relating to supplemental pro forma information for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplementary pro forma disclosures. The update was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The update will only affect us if there are future business combinations.
Intangibles — Goodwill and Other
     In December 2010, the FASB issued an accounting standards update relating to when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update was effective for fiscal years and interim periods within those years, beginning after December 15, 2010. The adoption of this update did not have an impact on our Condensed Consolidated Financial Statements.
Revenue Recognition
     In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance is applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this guidance will impact our arrangements with one-time or nonrecurring performance fees that are contingent upon achieving certain results. Historically, we have recognized these types of performance fees in the period the respective performance target has been met. Upon adoption of this guidance on January 1, 2011, one-time or non-recurring performance fees will be recognized proportionately over the contract term. We will continue to recognize recurring performance fees in the period they are earned. We adopted this update on January 1, 2011 and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.
     In October 2009, the FASB issued an accounting standards update for multiple-deliverable revenue arrangements. The update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method of determining stand-alone value affects the timing or amount of revenue recognition. The accounting standards update is applicable for annual periods beginning after June 15, 2010. We adopted this update on January 1, 2011 and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.
     As noted above, in October 2009, the FASB published an accounting standards update for multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the appropriate value of a deliverable. The hierarchy is based on: (a) vendor-specific objective evidence if available (“VSOE”); (b) third-party evidence (“TPE”) if vendor-specific objective is not available; or (c) estimated selling price (“ESP”) if neither VSOE nor TPE is available. The guidance also eliminated the residual method of allocation of contract consideration to elements in the arrangement and requires that arrangement consideration be allocated to all elements at the inception of the arrangement using the relative selling price method.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
     Effective January 1, 2011, we adopted the provisions of the new update on a prospective basis. Based on the selling price hierarchy established by the update, if we are unable to establish selling price using VSOE or TPE (see below), we will establish an ESP. ESP is the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We establish a best estimate of ESP considering internal factors relevant to pricing practices such as costs and margin objectives, standalone sales prices of similar services and percentage of the fee charged for a primary service relative to a related service. Additional consideration is also given to market conditions such as competitor pricing strategies and market trends. We regularly review VSOE and TPE for our services in addition to ESP.
     Upon adoption of the update, we did not experience a change in our units of accounting nor did we have a change in how we allocate arrangement consideration to our various units of accounting. Historically, we have been able to obtain VSOE or TPE for our significant service deliverables. In addition, we have had no changes in our assumptions, inputs or methodology used in determining VSOE or TPE. We still consider factors such as market size, the number of facilities, and the number of beds in a facility. Our pattern of revenue recognition will remain consistent with prior periods and we do not expect to have a material impact on our Condensed Consolidated Financial Statements.
     The following incorporates the applicable changes in our revenue recognition policy for services as a result of the adoption of the accounting standards update on multiple-deliverable revenue arrangements.
Revenue Recognition — Multiple-Deliverable Revenue Arrangements
     We may bundle certain of our Spend and Clinical Resource Management (“SCM”) service and technology offerings into a single service arrangement. We may bundle certain of our Revenue Cycle Management (“RCM”) service and technology offerings into a single service arrangement. In addition, we may bundle both our SCM and RCM service and technology offerings together into a single service arrangement and market them as an enterprise deal.
     Service arrangements generally include multiple deliverables or elements such as group purchasing services, consulting services, and SaaS-based subscription and implementation services. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to the individual elements within the arrangement based on their relative selling price using VSOE, TPE, or ESP for each element of the arrangement. We generally establish VSOE, TPE, or ESP for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a stand-alone arrangement. Revenue is then recognized for each element according to the following revenue recognition methodology: (i) group purchasing service revenue is recognized as administrative fees are reported to us (generally ratably over the contractual term), (ii) consulting revenue is recognized on a proportional performance method as services are performed and deliverables are provided; and (iii) SaaS-based subscription revenue is recognized ratably over the subscription period (upfront non-refundable fees on our Saas-based subscription services are recognized over the longer of the subscription period or the estimated customer relationship period) beginning with the period in which the SaaS-based services are accepted by the customer.
     The majority of our multi-element service arrangements that include group purchasing services are not fixed and determinable at the inception of the arrangement as the fee for the arrangement is earned as administrative fees are reported. Administrative fees are not fixed and determinable until the receipt of vendor reports (nor can they be reliably estimated prior to the receipt of the vendor reports). For these multi-element service arrangements, we recognize each element as the elements are delivered and as administrative fees are reported to us which is generally ratable over the contract term.
     In addition, certain of our arrangements include performance targets or other contingent fees that are not fixed and determinable at the inception of the arrangement. If the total arrangement consideration is not fixed and determinable at the inception of the arrangement, we allocate only that portion of the arrangement that is fixed and determinable to each element. As additional consideration becomes fixed, it is similarly allocated based on VSOE, TPE or ESP to each element in the arrangement and recognized in accordance with each elements revenue recognition policy based on proportional performance achieved to-date.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
     Performance targets generally relate to committed financial improvement to our customers from the use of our services. Revenue is only recognized provided there are no refund rights and the fees earned are fixed and determinable. In the event the performance targets are not achieved, we are obligated to refund or reduce a portion of our fees that have not been recognized into revenue. We receive customer acceptance as performance targets are achieved.
     In multi-element service arrangements that involve performance targets, the amount of revenue recognized on a particular delivered element is limited to the amount of revenue earned based on (i) the proportionate performance of the individual element compared with all elements in the arrangement using the relative selling price method; and (ii) the proportional performance of that individual element. In all cases, revenue recognition is deferred on each element until the contingency on the performance target has been removed and the related revenue is deemed fixed and determinable.
3. ACQUISITION
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
     We paid to Broadlane LLC approximately $725,000 in cash plus $20,895 for a working capital based purchase price adjustment for an aggregate preliminary purchase price of $745,895. In addition, we will make an additional payment in cash, subject to adjustment and to certain limitations, currently estimated at $123,100 on or before January 4, 2012 (the “deferred purchase consideration”).
     At closing, we recorded $119,505 on our balance sheet, representing the present value of the preliminary estimated $123,100 deferred purchase consideration amount. The deferred purchase consideration is subject to adjustment based on certain adjustments as defined in the Purchase Agreement. During the three months ended March 31, 2011, we recognized approximately $817, in imputed interest expense due to the accretion of this liability and we will record the remaining interest expense using the effective interest method to accrete the deferred purchase consideration to its face value by January 4, 2012. The balance of the deferred purchase consideration was $120,729 as of March 31, 2011 and has been recorded as a current liability in the accompanying Condensed Consolidated Balance Sheet.
     The preliminary purchase price is subject to change based upon final agreement of certain adjustments with the seller. We are currently in negotiations with the seller regarding final purchase price adjustments. Any subsequent change to the purchase price will be recorded as an increase or decrease to the deferred purchase consideration and goodwill.
Broadlane Purchase Price Allocation
     The following table summarizes the preliminary amounts of the assets acquired and liabilities assumed recognized at the acquisition date in addition to adjustments made in the first year after the acquisition date (measurement period adjustments). The measurement period adjustments did not have a significant impact on our earnings, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Amounts Previously
	Recognized as of		Amounts Recognized
	Acquisition Date	Measurement Period	as of Acquisition
	(Provisional)(1)	Adjustments	Date (Adjusted)
Current assets(2)	$56,402	$909	$57,311
Property and equipment	13,941	—	13,941
Other long term assets	110	—	110
Goodwill(3)	567,326	(1,227)	566,099
Intangible assets	419,900	—	419,900

Total assets acquired	1,057,679	(318)	1,057,361
Current liabilities(4)	35,832	523	36,355
Other long term liabilities(5)	156,447	(841)	155,606

Total liabilities assumed	192,279	(318)	191,961

Total purchase price	$865,400	$—	$865,400

(1)	As previously reported in the Company’s 2010 Annual Report on Form 10-K.

(2)	Represents a $1,147 increase to accounts receivable relating to administrative fees earned associated with customer purchases that occurred prior to the acquisition date in excess of what was originally estimated. We also recorded a $238 reduction in deferred tax assets for the tax impact of the change in accounts receivable.

(3)	Represents the cumulative change to goodwill for the changes in current assets, current liabilities and other long term liabilities.

(4)	Represents the revenue share obligation owed to customers associated with the additional administrative fees earned as noted above.

(5)	Represents a reduction in our uncertain tax positions based on a federal audit completed by the Internal Revenue Service in which they determined that no tax liability had been identified.
     We expect to continue to adjust our preliminary estimates during the measurement period for matters such as administrative fee receivable and related revenue share obligation as actual purchases are reported to us, certain liabilities including our self-insurance liability as we receive updated information that may cause the initial amount recorded at the time of the Broadlane Acquisition to change, deferred income taxes purchase price, goodwill and possibly other matters.
4. RESTRUCTURING ACTIVITIES
Broadlane Restructuring Plan
     In connection with the Broadlane Acquisition, our management approved, committed, and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our SCM segment. During the three months ended March 31, 2011, we expensed exit and integration related costs of approximately $12,143 associated with restructuring activities of the acquired operations consisting of severance and other restructuring and integration costs. These costs are included within the acquisition and integration-related expenses line on the accompanying statements of operations.
     As of March 31, 2011, the components of our restructuring plan are as follows:
•	Involuntary employee terminations — we are reorganizing our SCM workforce and plan to eliminate redundant or

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
unneeded positions in connection with combining our business operations. In connection with the workforce restructuring, we expect to incur severance, benefits and other employee related costs in the range of $8,000 to $10,000 to be incurred over the next fifteen to twenty-one months. During the three months ended March 31, 2011, we expensed approximately $5,435 related to severance and other employee benefits in connection with our plan. As of March 31, 2011, we had approximately $4,235 included in current liabilities for these costs.

•	System migration and standardization — we plan to integrate and standardize certain software platforms of the combined business operations. In connection with the system migration and standardization, we expect to incur costs in the range of $1,000 to $3,000 over the next nine to fifteen months. During the three months ended March 31, 2011, we expensed approximately $1,052 related to consulting and other third-party services in connection with our plan.

•	Facilities consolidation — we expect to consolidate office space in areas where we have common or redundant locations. We expect to incur costs in the range of $0 to $1,400 over the next nine to fifteen months relating to ceasing use of certain facilities. During the three months ended March 31, 2011, we expensed approximately $5,656 relating to exit costs associated with our office space consolidation. As of March 31, 2011, we had approximately $4,460 included in current liabilities and $400 included in other long term liabilities for these costs.
     The changes in the plan during the three months ended March 31, 2011 are summarized as follows:

	Accrued, December			Accrued, March 31,
	31, 2010	Costs Incurred	Cash Payments	2011
Broadlane Restructuring Plan
Involuntary employee terminations	$3,488	$5,435	$(4,688)	$4,235
System migration and integration	—	1,052	(1,052)	—
Facility consolidation	—	5,656	(796)	4,860

Total Broadlane Restructuring Costs	$3,488	$12,143	$(6,536)	$9,095
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
     The following table summarizes the deferred revenue categories and balances as of:

	March 31,	December 31,
	2011	2010
Software and implementation fees	$18,212	$15,290
Service fees	21,620	26,970
Administrative fees	13,371	2,573
Other fees	4,622	1,297

Deferred revenue, total	57,825	46,130
Less: Deferred revenue, current portion	(46,085)	(36,533)

Deferred revenue, non-current portion	$11,740	$9,597

     As of March 31, 2011 and December 31, 2010, deferred revenue included in our Condensed Consolidated Balance Sheets that was contingent upon meeting performance targets was $6,037 and $4,841, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
6. NOTES AND BONDS PAYABLE
     The balances of our notes and bonds payable are summarized as follows as of:

	March 31,	December 31,
	2011	2010
Notes payable — senior	$633,413	$635,000
Bonds payable	325,000	325,000

Total notes and bonds payable	958,413	960,000
Less: current portions	(6,350)	(6,350)

Total long-term notes and bonds payable	$952,063	$953,650

Notes Payable
     The principal amount of our long term notes payable consists of our senior term loan facility which had an outstanding balance of $633,413 as of March 31, 2011. We had no amounts drawn on our revolving credit facility, and no amounts drawn on our swing-line component, resulting in approximately $149,000 of availability under our credit facility inclusive of the swing-line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of March 31, 2011. The applicable weighted average interest rate (inclusive of the applicable bank margin) on our senior term loan facility at March 31, 2011 was 5.25%.
     Total interest paid during the three months ended March 31, 2011 and 2010 was approximately $11,506 and $3,160, respectively.
     The Credit Agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The Credit Agreement also includes certain maintenance covenants (beginning March 31, 2011) including but not limited to, a maximum total leverage ratio of consolidated indebtedness to consolidated EBITDA and a minimum consolidated interest coverage ratio of consolidated EBITDA to consolidated cash interest expense (as defined in the Credit Agreement). The Company was in compliance with these covenants as of March 31, 2011.
     We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of our Credit Agreement. Our first excess cash flow calculation will be completed during the first quarter of 2012 for the fiscal year ended December 31, 2011. Our current portion of notes payable does not include an amount with respect to any 2012 excess cash flow payment. We will reclassify a portion of our long-term notes payable to a current classification at such time that any 2012 excess cash flow payment becomes estimable.
First Amendment to the Credit Agreement
     On March 31, 2011, we entered into the first amendment to our existing credit agreement (the “First Amendment”). The First Amendment redefined the swing line lender as Bank of America, N.A. from Barclays Bank. In connection with the First Amendment, we executed an auto borrowing plan with Bank of America, N.A. This enabled the Company to reinstitute our cash management practice of voluntarily applying any excess cash to repay our swing line credit facility, if any, on a daily basis or against our revolving credit facility on a routine basis when our swing line credit facility is undrawn.
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
     The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of March 31, 2011.
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
     As of March 31, 2011, the Company’s 8% senior notes due 2018 were trading at approximately 101.9% of par value.
     As of March 31, 2011, we had approximately $43,720 of debt issuance costs related to our Credit Agreement and Notes which will be amortized into interest expense using the effective interest method until the maturity date. For the three months ended March 31, 2011 and 2010, we recognized approximately $1,864 and $458, respectively, in interest expense related to the amortization of debt issuance costs.
     The following table summarizes our stated debt maturities and scheduled principal repayments as of March 31, 2011:

Year	Term Loan	Senior Unsecured Notes	Total
2011	$4,763	$—	$4,763	(1)
2012	6,350	—	6,350
2013	6,350	—	6,350
2014	6,350	—	6,350
2015	6,350	—	6,350
Thereafter	603,250	325,000	928,250

	$633,413	$325,000	$958,413

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2011.
7. COMMITMENTS AND CONTINGENCIES
Performance Targets
     In the ordinary course of contracting with our customers, we may agree to make some or all of our fees contingent upon the customer’s achievement of financial improvement targets from the use of our services and software. These contingent fees are not recognized as revenue until the customer confirms achievement of the performance targets. We generally receive customer acceptance as and when the performance targets are achieved. If we invoice contingent fees prior to customer confirmation that a performance target has been achieved, we record invoiced contingent fees as deferred revenue on our Condensed Consolidated Balance Sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
Legal Proceedings
     From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of March 31, 2011, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.
8. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
     During the three months ended March 31, 2011, we issued approximately 195,000 shares of common stock in connection with employee stock option and stock-settled stock appreciation right (or “SSAR”) exercises for aggregate exercise proceeds of $1,360.
Share-Based Compensation
     As of March 31, 2011, we had restricted common stock, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of March 31, 2011, we had approximately 828,000 shares reserved under our 2008 equity incentive plan available for grant.
     The share-based compensation expense related to equity awards charged against income was $3,343 and $3,472 for the three months ended March 31, 2011 and 2010, respectively. The total income tax benefit recognized in the Condensed Consolidated Statement of Operations for share-based compensation arrangements related to equity awards was $1,276 and $1,309 for the three months ended March 31, 2011 and 2010, respectively. There were no capitalized share-based compensation expenses at March 31, 2011.
     Total share-based compensation expense (inclusive of restricted common stock, SSARs and common stock options) for the three months ended March 31, 2011 and 2010 as reflected in our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$1,019	$566
Product development	55	197
Selling and marketing	290	614
General and administrative	1,979	2,095

Total share-based compensation expense	$3,343	$3,472

Employee Stock Purchase Plan
     In 2010, the Company established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of such share on the applicable purchase date. The Plan requires that all stock purchases be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. On February 28, 2011, we purchased approximately 19,100 shares of our common stock under the Plan which amounted to approximately $257.
Equity Award Grants
     During the three months ended March 31, 2011, we granted the following equity awards to certain of our employees:
Common Stock Option Awards
     During the three months ended March 31, 2011, we did not grant any stock option awards.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
     During the three months ended March 31, 2011, approximately 116,000 options were forfeited.
     As of March 31, 2011, there was approximately $2,752 of total unrecognized compensation expense related to all outstanding stock option awards that will be recognized over a weighted-average period of 1.4 years.
Restricted Common Stock Awards
     During the three months ended March 31, 2011, we granted approximately 27,500 shares of restricted common stock with a service vesting period of four years. The weighted-average grant date fair value of each restricted common stock share was $15.57.
     During the three months ended March 31, 2011, approximately 26,000 shares of restricted common stock were forfeited.
     As of March 31, 2011, there was approximately $11,669 of total unrecognized compensation expense related to all unvested restricted common stock awards that will be recognized over a weighted-average period of 1.6 years.
SSARs Awards
     During the three months ended March 31, 2011, we granted approximately 320,000 SSARs with a service vesting period of five years. The weighted-average grant date base price of each SSAR was $15.57 and the weighted-average grant date fair value of each SSAR granted during the three months ended March 31, 2011 was $6.78.
     During the three months ended March 31, 2011, approximately 81,000 SSARs were forfeited.
     As of March 31, 2011, there was approximately $15,083 of total unrecognized compensation expense related to all unvested SSARs that will be recognized over a weighted-average period of 1.7 years.
9. INCOME TAXES
     Income tax expense recorded during the three months ended March 31, 2011 and 2010 reflected an effective income tax rate of 33.6% and 40.3%, respectively. Due to significant, estimated book tax differences in 2011, such as amortization expense of intangibles for accounting purposes, we expect to pay federal and state taxes for the year ended December 31, 2011 although we currently expect to realize an overall pretax book loss. As a result, our annual estimated effective rate has reduced significantly compared to March 31, 2010.
     We reduced our liability for uncertain tax positions for the three months ended March 31, 2011 by $841. Prior to the Broadlane Acquisition, Broadlane recorded a liability of $841 of uncertain tax positions related to open tax years. In March 2011, Broadlane received notification stating the review of the federal audit resulted in no changes. As a result, we reduced our liability for uncertain tax positions. Refer to Note 3 for additional information.
10. INCOME (LOSS) PER SHARE
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
     A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS is as follows:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
Numerator for Basic and Diluted (Loss) Income Per Share:
Net (loss) income	$(16,170)	$5,520
Denominator for basic (loss) income per share weighted average shares	57,233,000	55,817,000
Effect of dilutive securities:
Stock options	—	2,160,000
Stock settled stock appreciation rights	—	383,000
Restricted stock and stock warrants	—	469,000

Denominator for diluted (loss) income per share — adjusted weighted average shares and assumed conversions	57,233,000	58,829,000
Basic (loss) income per share:
Basic net (loss) income per common share	$(0.28)	$0.10

Diluted net (loss) income per share:
Diluted net (loss) income per common share	$(0.28)	$0.09

     During the three months ended March 31, 2011, basic and diluted EPS are the same as all potentially dilutive securities have been excluded from the calculation of diluted EPS given our net loss for the period. In addition, the effect of certain dilutive securities has been excluded for the three months ended March 31, 2010 because the impact is anti-dilutive as a result of the strike price of certain securities being greater than the average market price (or out of the money) during the periods presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended March 31,
	2011	2010
Stock options	1,459,000	77,000
SSARs	219,000	43,000
Restricted stock and stock warrants	226,000	—

Total	1,904,000	120,000
11. SEGMENT INFORMATION
     Beginning January 1, 2011, we reorganized our business to better align with our markets. We consolidated our decision support services operating unit into our SCM reporting unit to serve as a more comprehensive business tool with a market strategy aimed at focusing analytical and decision support services to assist customers in identifying, improving and creating efficiencies in their cost structure. Our senior management and chief operating decision maker determined this would be a better alignment of the components within our reporting segments. All prior period amounts have been retrospectively adjusted to reflect this reorganization.
     We deliver our solutions and manage our business through two reportable business segments, Revenue Cycle Management (or “RCM”) and Spend and Clinical Resource Management (or “SCM”):
•	Revenue Cycle Management. Our RCM segment provides a comprehensive suite of software and services spanning the hospital, health system and other ancillary healthcare provider revenue cycle workflow — from patient admission and financial responsibility, patient financial liability estimation, charge capture, case management, contract management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance.

•	Spend and Clinical Resource Management. Our SCM segment provides a comprehensive suite of technology-enabled

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
services that help our customers manage their expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization (“GPO”) portfolio of contracts, consulting services and business intelligence tools.
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
     The following tables represent our results of operations, by segment, for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011
	RCM	SCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$90,325	$—	$90,325
Revenue share obligation(1)	—	(33,743)	—	(33,743)
Other service fees	51,225	22,752	—	73,977

Total net revenue	51,225	79,334	—	130,559
Total operating expenses	47,183	80,810	9,039	137,032

Operating income (loss)	4,042	(1,476)	(9,039)	(6,473)
Interest (expense)	—	—	(18,049)	(18,049)
Other income	7	52	112	171

Income (loss) before income taxes	$4,049	$(1,424)	$(26,976)	$(24,351)
Income tax expense (benefit)	1,352	(476)	(9,057)	(8,181)

Net income (loss)	2,697	(948)	(17,919)	(16,170)

Segment Adjusted EBITDA	$11,470	$36,150	$(6,675)	$40,945

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	As of March 31, 2011
	RCM	SCM	Corporate	Total
Financial Position:
Accounts receivable, net	$49,328	$43,282	$353	$92,963
Other assets	485,113	1,131,196	119,009	1,735,318

Total assets	534,441	1,174,478	119,362	1,828,281
Accrued revenue share obligation	—	55,234	—	55,234
Deferred revenue	31,716	26,109	—	57,825
Notes Payable	—	—	633,413	633,413
Bonds Payable	—	—	325,000	325,000
Other liabilities	12,014	26,359	293,702	332,075

Total liabilities	$43,730	$107,702	$1,252,115	$1,403,547

	Three Months Ended March 31, 2010
	RCM	SCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$43,029	$—	$43,029
Revenue share obligation(1)	—	(14,439)	—	(14,439)
Other service fees	51,901	12,915	—	64,816

Total net revenue	51,901	41,505	—	93,406
Total operating expenses	45,177	26,011	9,100	80,288

Operating income (loss)	6,724	15,494	(9,100)	13,118
Interest (expense)	—	—	(3,932)	(3,932)
Other income (loss)	14	(57)	110	67

Income (loss) before income taxes	$6,738	$15,437	$(12,922)	$9,253
Income tax (benefit)	2,718	6,227	(5,212)	3,733

Net income (loss)	4,020	9,210	(7,710)	5,520

Segment Adjusted EBITDA	$15,445	$18,994	$(6,627)	$27,812

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net (loss) income for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
RCM Adjusted EBITDA	$11,470	$15,445
SCM Adjusted EBITDA	36,150	18,994

Total reportable Segment Adjusted EBITDA	47,620	34,439
Depreciation	(4,614)	(3,470)
Depreciation (included in cost of revenue)	(255)	(722)
Amortization of intangibles	(20,240)	(6,084)
Amortization of intangibles (included in cost of revenue)	(139)	(185)
Interest expense, net of interest income(1)	7	18
Income tax expense	(876)	(8,945)
Share-based compensation expense(2)	(2,167)	(1,821)
Purchase accounting adjustments(3)	(5,564)	—
Acquisition and integration-related expenses(4)	(12,023)	—

Total reportable segment net income	1,749	13,230
Corporate net loss	(17,919)	(7,710)

Consolidated net (loss) income	$(16,170)	$5,520

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.
(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.
(3)	Upon acquiring Broadlane, we made certain purchase accounting adjustments that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The $5,564 represents the net amount of (i) $8,613 in gross administrative fees and $1,394 in other service fees primarily based on vendor reporting received from January 1, 2011 through March 31, 2011; and (ii) a corresponding revenue share obligation of $4,443.The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations.
(4)	Amount was attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs. We expect to continue to incur costs in future periods to fully integrate the Broadlane Acquisition, including but not limited to the alignment of service offerings and the standardization of the legacy Broadlane accounting policies to our existing accounting policies and procedures.
12. FAIR VALUE MEASUREMENTS
     We measure fair value for financial instruments, such as non-financial assets, when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist in accordance with GAAP for fair value measurements and disclosures. This defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.
     In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:
•	Cash and cash equivalents: The carrying value reported in the Condensed Consolidated Balance Sheets for these items approximates fair value due to the high credit standing of the financial institutions holding these items and their liquid nature;

•	Accounts receivable, net: The carrying value reported in the Condensed Consolidated Balance Sheets is net of allowances for doubtful accounts which includes a degree of counterparty non-performance risk;

•	Accounts payable and current liabilities: The carrying value reported in the Condensed Consolidated Balance Sheets for these items approximates fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company;

•	Finance obligation: The carrying value of our finance obligation reported in the Condensed Consolidated Balance Sheets approximates fair value based on current interest rates; and

•	Notes payable: The carrying value of our long-term notes payable reported in the Condensed Consolidated Balance Sheets approximates fair value since they bear interest at variable rates. Refer to Note 6.
13. RELATED PARTY TRANSACTION
     We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the three months ended March 31, 2011 and 2010, we incurred charges of $382 and $581, respectively, related to transactions with Mr. Bardis.
14. SUBSEQUENT EVENTS
     On April 6, 2011, we made a voluntary payment of $25,000 on the term loan component of our Credit Agreement.
     On May 5, 2011, we entered into three separate hedging arrangements to convert 50% of our variable rate debt to a fixed or maximum rate debt, as required by our Credit Agreement. The arrangements consisted of: (i) a 3% LIBOR interest rate cap (exclusive of the applicable bank margin charged by our lender) on a $317,500 notional amount beginning May 13, 2011 and ending on February 16, 2013; (ii) a forward starting interest rate swap which fixes three-month LIBOR at 2.80% (exclusive of the applicable bank margin charged by our lender) on a $158,750 notional amount beginning February 16, 2013 and ending February 16, 2015; and (iii) a forward starting interest rate swap which fixes three-month LIBOR at 2.78% (exclusive of the applicable bank margin charged by our lender) on a $158,750 notional amount beginning February 16, 2013 and ending February 16, 2015.
     Other than the items noted above, we have evaluated subsequent events for recognition or disclosure in the Condensed Consolidated Financial Statements filed on Form 10-Q with the SEC and no other events have occurred that require disclosure.

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
     A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC on March 1, 2011.
Overview
     We provide technology-enabled products and services which together deliver solutions designed to improve operating margin and cash flow for hospitals, health systems and other ancillary healthcare providers. Our solutions are designed to efficiently analyze detailed information across the spectrum of revenue cycle and spend management processes. Our solutions integrate with existing operations and enterprise software systems of our customers and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and customers are primarily located throughout the United States and, to a lesser extent, Canada.
     Management’s primary metrics to measure the consolidated financial performance of the business are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted cash EPS.
     The table below highlights our primary results of operations for the three months ended March 31, 2011 and 2010 (unaudited):

	Three Months Ended March 31,
	2011	2010	Change
	Amount	Amount	Amount	%
		(In millions)
Gross fees(1)	$164.3	$107.8	$56.5	52.4%
Revenue share obligation(1)	(33.7)	(14.4)	(19.3)	134.0

Total net revenue	130.6	93.4	37.2	39.8
Operating (loss) income	(6.5)	13.1	(19.6)	(149.6)
Net (loss) income	$(16.2)	$5.5	$(21.7)	(394.5)%
Adjusted EBITDA(1)	$40.9	$27.8	$13.1	47.1%
Adjusted EBITDA margin(1)	31.3%	29.8%
Diluted Cash EPS(1)	$0.17	$0.19	$(0.02)	(10.5)%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     The increases in non-GAAP gross fees and total net revenue during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 were primarily attributable to:
•	the Broadlane Acquisition;

•	growth in our RCM segment from our comprehensive revenue cycle technology solutions; and

•	growth in our SCM segment from our vendor administrative fees.

     The operating loss during the three months ended March 31, 2011 compared to operating income for the three months ended March 31, 2010, was primarily attributable to the following:
•	acquisition and integration-related expenses associated with our recent Broadlane Acquisition;

•	increased cost of revenue attributable to: (i) a higher percentage of net revenue being derived from service-based engagements within our RCM and SCM segments; and (ii) higher direct costs relating to certain new and existing customer arrangements whereby the related revenue associated with these arrangements is contingent upon meeting financial performance targets. The related revenue is proportionally recognized as the performance targets are achieved. The increase in these types of arrangements was concentrated within our SCM segment;

•	higher operating expenses related to new and existing salary-related compensation expense primarily associated with our expanding services-based businesses;

•	an increase in amortization expense of acquired intangibles; and

•	an increase in depreciation expense from additions of property and equipment including purchased software in conjunction with fixed assets acquired in the Broadlane Acquisition.
     For the three months ended March 31, 2011, increases in consolidated non-GAAP adjusted EBITDA and non-GAAP adjusted EBITDA margin compared to the three months ended March 31, 2010 were primarily attributable to the net revenue increase discussed above, as well as lower expense growth due to certain management cost control initiatives.
Recent Developments
     Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following items have had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods.
Segment Reporting
     Beginning January 1, 2011, our decision support services (“DSS”) and performance analytics business operations became part of our SCM segment. This move helps us capitalize on the integration of our products and services and focus on offering data-driven tools and services to help bridge our customers’ clinical and financial gaps so they can produce the highest quality patient outcomes at the lowest cost. As a result, the financial results for the three months ended March 31, 2010 have been recast to reflect the move of DSS from our RCM to SCM reporting segment.
Broadlane Acquisition
     We consummated our acquisition of Broadlane on November 16, 2010. The Company is required to make a payment of approximately $123.1 million in cash (which represents the face value at maturity), subject to certain purchase price adjustments (e.g., payments made by the Company for working capital, inclusive of cash) and certain limitations, on or before January 4, 2012. The purchase consideration that was paid at closing is still subject to a final working-capital adjustment as defined by the purchase agreement.
Purchase Accounting
     In connection with the Broadlane Acquisition, we recorded an administrative fee and other service revenue fee adjustment, which was determined as part of purchase accounting and recorded as part of the purchase price allocation. The purchase accounting adjustment was recorded as an accounts receivable relating to these administrative fees with a related revenue share obligation. This change only impacted our SCM segment. We include a purchase accounting adjustment line item in our adjusted EBITDA reconciliation to account for these adjustments as it relates to the Broadlane Acquisition. We may experience further adjustments to these amounts up through the measurement period, or one year from the acquisition date.
Credit Facility and Notes Offering
     On November 16, 2010, in connection with the Broadlane Acquisition, we entered into a new credit agreement (the “Credit Agreement”) with Barclays Bank PLC and JP Morgan Securities LLC and closed a private placement offering of senior notes due 2018.

The Company used the entire borrowings from the Credit Agreement and the net proceeds from the offering of senior notes to finance the purchase price of the Broadlane Acquisition and repay outstanding indebtedness of the Company and Broadlane.
Credit Facility
     The Credit Agreement consists of a six-year $635.0 million senior secured term loan facility and a five-year $150.0 million senior secured revolving credit facility, including a letter of credit sub-facility of $25.0 million and a swing line sub-facility of $25.0 million. Both the senior secured term loan and revolving credit facility charge a variable interest rate of LIBOR or an alternate base rate plus and applicable margin.
     On March 31, 2011, we entered into the first amendment to our existing credit agreement (the “First Amendment”). The First Amendment redefined the swing line lender as Bank of America, N.A. from Barclays Bank. In connection with the First Amendment, we executed an auto borrowing plan with Bank of America, N.A. This enabled the Company to reinstitute our cash management practice of voluntarily applying any excess cash to repay our swing line credit facility, if any, on a daily basis or against our revolving credit facility on a routine basis when our swing line credit facility is undrawn.
Notes Offering
     Also in connection with the Broadlane Acquisition, the Company closed the offering of an aggregate principal amount of $325.0 million of senior notes due 2018 (the “Notes”) in a private placement. The Notes will mature on November 15, 2018, and bear 8% annual interest. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011.
Use of Estimates
     The preparation of the financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During the three months ended March 31, 2011, we adjusted our estimates related to our customer relationship period and internally developed software useful life, as discussed below. These changes in estimates were factored into our 2011 financial guidance.
Customer Relationship Period
     We finalized a study of our customer relationship period using data based on our historical experience. As a result of the study, we changed our customer relationship period for which we recognize revenue related to implementation and setup fees charged for our SaaS-based services from an average of four years to six years. We will apply this change in estimate on a prospective basis. We estimate the impact of the change in customer relationship period will reduce our 2011 other service fee revenue by approximately $0.8 million.
Internally Developed Software Useful Life
     We finalized a study of our internally developed software useful life based on our historical experience. As a result of the study, we changed our useful life for which we will recognize depreciation expense related to internally developed software from three years to up to but generally five years. We will apply this change in estimate on a prospective basis. We estimate the impact of the change in internally developed software useful life will reduce our 2011 depreciation expense by approximately $5.6 million.
Segment Structure and Revenue Streams
     We deliver our solutions through two business segments, Revenue Cycle Management (“RCM”) and Spend and Clinical Resource Management (“SCM”). Management’s primary metrics to measure consolidated and segment financial performance are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin, non-GAAP diluted cash EPS and Segment Adjusted EBITDA. All of our revenues are from external customers and inter-segment revenues have been eliminated. See Note 11 of the Notes to our Condensed Consolidated Financial Statements herein for discussion on Segment Adjusted EBITDA and certain items of our segment results of operations and financial position.
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

We defer costs related to implementation services and expense these costs in proportion to the revenue earned over the subscription period or customer relationship period, as applicable. We completed a study on our customer relationship period based on historical attrition rates. This resulted in an increase to the customer relationship period from four to six years.

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

•	Other service fees. The following items are included as “Other service fees” in our Condensed Consolidated Statement of Operations:
•	Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and physician preference items (“PPI”) and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with an average duration of six to nine months, and the related revenues are earned as services are rendered. We generate revenue from consulting contracts that also include performance targets. The performance targets generally relate to committed financial improvement to our customers from the use and implementation of initiatives that result from our consulting services. Performance targets are measured as our strategic initiatives are identified and implemented, and the financial improvement can be quantified by the customer. In the event the performance targets are not achieved, we are obligated to refund or reduce a portion of our fees.

•	Subscription fees. We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these Company-hosted SaaS-based solutions.

•	Licensed-software fees. We earn license, implementation, maintenance and other software-related service fees for our business intelligence, decision support and other software products. These software revenues are typically recognized ratably over the contract period as these are effectively annual licenses. We have certain SCM contracts that are sold in multiple-element arrangements and include software products. We have considered Rule 5-03 of Regulation S-X for these types of multiple-element arrangements that include software products and determined the amount is below the threshold that would require separate disclosure on our consolidated statement of operations.

Operating Expenses
     We classify our operating expenses as follows:
•	Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our customers (indirect labor costs for these personnel are included in general and administrative expenses). As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue consists of costs of third- party products and services and customer reimbursed out-of-pocket costs. Cost of revenue does not include certain expenses relating to hosting our services and providing support and related data center capacity (which is included in general and administrative expenses), and allocated amounts for rent, depreciation, amortization or other indirect operating costs because we do not consider the inclusion of these items in cost of revenue relevant to our business. However, cost of revenue does include the amortization for the cost of software to be sold, leased, or otherwise marketed. As a result of the Broadlane Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period and acquisition-affected comparability. In addition, any changes in revenue mix between our RCM and SCM segments, including changes in revenue mix towards SaaS-based revenue and consulting services, may cause significant fluctuations in our cost of revenue and have a favorable or unfavorable impact on operating income.

•	Product development expenses. Product development expenses primarily consist of the salaries, benefits, incentive compensation and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services. Product development expenses are net of capitalized software development costs for both internal and external use.

•	Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

•	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees and indirect time related to operational service-based employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

•	Acquisition and integration-related expenses. Acquisition and integration-related expenses may consist of: (i) costs incurred to complete acquisitions including due diligence, consulting and other related fees; (ii) integration and restructuring-type costs relating to our completed acquisitions; and (iii) acquisition-related fees associated with unsuccessful acquisition attempts.

•	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

•	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.
Results of Operations
Consolidated Tables
     The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended March 31,
	2011	2010
	(Unaudited, in thousands)
		(recast)
Net revenue:
Revenue Cycle Management	$51,225	$51,901
Spend and Clinical Resource Management
Gross administrative fees(1)	90,325	43,029
Revenue share obligation(1)	(33,743)	(14,439)
Other service fees	22,752	12,915

Total Spend and Clinical Resource Management	79,334	41,505

Total net revenue	130,559	93,406
Operating expenses:
Revenue Cycle Management	47,183	45,177
Spend and Clinical Resource Management	80,810	26,011

Total segment operating expenses	127,993	71,188
Operating (loss) income
Revenue Cycle Management	4,042	6,724
Spend and Clinical Resource Management	(1,476)	15,494

Total segment operating income	2,566	22,218
Corporate expenses(2)	9,039	9,100

Operating (loss) income	(6,473)	13,118
Other income (expense):
Interest expense	(18,049)	(3,932)
Other income (expense)	171	67

(Loss) income before income taxes	(24,351)	9,253
Income tax (benefit) expense	(8,181)	3,733

Net (loss) income	(16,170)	5,520
Reportable segment adjusted EBITDA(3):
Revenue Cycle Management	11,470	15,445
Spend and Clinical Resource Management	$36,150	$18,994
Reportable segment adjusted EBITDA margin(4):
Revenue Cycle Management	22.4%	29.8%
Spend and Clinical Resource Management	45.6%	45.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended March 31, 2011 and March 31, 2010

	Three Months Ended March 31,
	2011		2010		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$51,225	39.2%	$51,901	55.6%	$(676)	-1.3%
Spend and Clinical Resource Management
Gross administrative fees(1)	90,325	69.2	43,029	46.1	47,296	109.9
Revenue share obligation(1)	(33,743)	(25.8)	(14,439)	(15.5)	(19,304)	133.7
Other service fees	22,752	17.4	12,915	13.8	9,837	76.2

Total Spend and Clinical Resource Management	79,334	60.8	41,505	44.4	37,829	91.1

Total net revenue	$130,559	100.0%	$93,406	100.0%	$37,153	39.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     Total net revenue. Total net revenue for the three months ended March 31, 2011 was $130.6 million, an increase of $37.2 million, or 39.8%, from total net revenue of $93.4 million for the three months ended March 31, 2010. The increase in total net revenue was comprised of an increase of $37.8 million in SCM revenue offset by a $0.6 million decrease in RCM revenue.
     Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the three months ended March 31, 2011 was $51.2 million, a decrease of $0.6 million, or 1.3%, from net revenue of $51.9 million for the three months ended March 31, 2010. The decrease was primarily attributable to a $3.8 million decrease in revenue from our comprehensive revenue cycle service engagements primarily because of the timing of revenue with our significant revenue cycle services engagements moving into a technology only phase as well as a large performance fee that did not recur in 2011. The decrease was partially offset by a $3.2 million increase in revenue from our revenue cycle technology tools. As we engage new customers, renew with existing customers and complete existing contracts, we will experience certain fluctuations in our revenue cycle service financial performance given the magnitude of the contract value for these types of customers.
     Spend and Clinical Resource Management net revenue. Spend and Clinical Resource Management net revenue for the three months ended March 31, 2011 was $79.3 million, an increase of $37.8 million, or 91.1%, from net revenue of $41.5 million for the three months ended March 31, 2010. The increase was the result of an increase in gross administrative fees of $47.3 million, or 109.9%, partially offset by a $19.3 million increase in revenue share obligation, and an increase in other service fees of $9.8 million.
•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $47.3 million, or 109.9%, as compared to the prior period, due to the inclusion of Broadlane purchase activity, higher purchasing volumes by new and existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized from our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and customer acknowledgement of achieved performance targets varies.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $19.3 million, or 133.7%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 37.4% and 33.6% for the three months ended March 31, 2011 and 2010, respectively. This increase was primarily attributable to an increase in customers who are entitled to a higher revenue share percentage due to increased purchasing volume. We may experience fluctuations in our revenue share ratio in the future because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

•	Broadlane related revenue. $37.8 million of the net revenue increase was attributable to the Broadlane Acquisition, which was comprised of $27.2 million in net administrative fee revenue and $10.6 million in other service fee revenue. As discussed further below, approximately $5.6 million of estimated net administrative and other service fees associated with the Broadlane Acquisition was excluded from our financial results because of GAAP relating to business combinations.

Given the significant impact of the Broadlane Acquisition on our SCM segment, we believe acquisition-affected measures are useful for the comparison of our period over period net revenue growth. SCM non-GAAP acquisition-affected net revenue for the three months ended March 31, 2011 was $84.9 million, an increase of $0.9 million, or 1.1%, from SCM non-GAAP acquisition-affected net revenue of $84.0 million for the three months ended March 31, 2010. The following table sets forth the reconciliation of SCM non-GAAP acquisition-affected net revenue to GAAP net revenue:

	Three Months Ended March 31,
	2011	2010	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)
SCM net revenue	$79,334	$41,505	$37,829	91.1%
Broadlane acquisition-related adjustment(1)	—	42,506	(42,506)	(100.0)
Broadlane purchase accounting revenue adjustment(1)(2)	5,564	—	5,564	100.0

Total SCM acquisition-affected net revenue(1)	$84,898	$84,011	$887	1.1%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Upon acquiring Broadlane, we made a purchase accounting revenue adjustment that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010, but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The $5.6 million represents the net amount of (i) $8.6 million in gross administrative fees and $1.4 million in other service fees based on vendor reporting received from January 1, 2011 through March 31, 2011; and (ii) a corresponding revenue share obligation of $4.4 million.
•	Other service fees. The $9.8 million, or 76.2%, increase in other service fees was related to $11.4 million in higher revenues from medical device consulting and strategic sourcing services (inclusive of Broadlane). The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers coupled with other service fee revenue relating to consulting and sourcing services from the Broadlane Acquisition. The increase was partially offset by $1.6 million decrease in revenue relating to our DSS business primarily due to a scheduled and planned step down in license fees from a large decision support customer.
Total Operating Expenses

	Three Months Ended March 31,
	2011		2010		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$30,555	23.4%	$21,722	23.3%	$8,833	40.7%
Product development expenses	6,673	5.1	5,370	5.7	1,303	24.3
Selling and marketing expenses	12,601	9.7	10,668	11.4	1,933	18.1
General and administrative expenses	49,141	37.6	32,151	34.4	16,990	52.8
Acquisition and integration-related expenses	12,143	9.3	—	0.0	12,143	100.0
Depreciation	5,679	4.3	4,293	4.6	1,386	32.3
Amortization of intangibles	20,240	15.5	6,084	6.5	14,156	232.7

Total operating expenses	137,032	105.0	80,288	86.0	56,744	70.7
Operating expenses by segment:
Revenue Cycle Management	47,183	36.1	45,177	48.4	2,006	4.4
Spend and Clinical Resource Management	80,810	61.9	26,011	27.8	54,799	210.7

Total segment operating expenses	127,993	98.0	71,188	76.2	56,805	79.8
Corporate expenses	9,039	6.9	9,100	9.7	(61)	(0.7)

Total operating expenses	$137,032	105.0%	$80,288	86.0%	$56,744	70.7%
     Cost of revenue. Cost of revenue for the three months ended March 31, 2011 was $30.6 million, or 23.4% of total net revenue, an increase of $8.8 million, or 40.7%, from cost of revenue of $21.7 million, or 23.3% of total net revenue, for the three months ended March 31, 2010.
     The $8.8 million increase was comprised of $9.4 million associated with cost of revenue for the Broadlane Acquisition offset by a $0.6 million decrease in cost of revenue in our RCM segment. The RCM decrease is primarily attributable to the corresponding decrease in revenue from our comprehensive revenue cycle services engagements, which generally is more labor intensive and produces higher direct costs.
     Excluding the impact of the Broadlane Acquisition, our cost of revenue as a percentage of related net revenue decreased from 23.3% to 22.8% period over period.
     We may experience higher cost of revenue if: (i) the revenue mix continues to shift towards RCM segment products and services and more specifically if the revenue mix within the RCM segment shifts towards more service-related engagements; and (ii) we experience continued growth in our consulting services, supply chain outsourcing and centralized procurement services within the SCM segment.
     In addition, as a result of the Broadlane Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period and acquisition-affected comparability.
     Product development expenses. Product development expenses for the three months ended March 31, 2011 were $6.7 million, or 5.1% of total net revenue, an increase of $1.3 million, or 24.3%, from product development expenses of $5.4 million, or 5.7% of total net revenue, for the three months ended March 31, 2010.
     The increase during the three months ended March 31, 2011 was primarily attributable to a $1.5 million increase in compensation expense to new and existing employees. The increase was partially offset by a $0.2 million decrease in share-based compensation expense resulting from the use of the accelerated method of expense attribution used for our service-based equity awards that are subject to graded vesting, which comprises a majority of our total equity awards. This method results in a continual decrease in annual share-based compensation expense over the requisite service period of each grant. Our product development capitalization rate for the three months ended March 31, 2011 and 2010, was 44.3% and 41.4%, respectively.
     Excluding the impact of the Broadlane Acquisition, our product development expenses as a percentage of related net revenue increased from 5.7% to 6.0% period over period, for the reasons described above.
     We plan to continue to focus on development efforts designed to integrate, enhance and standardize our products. We also plan to continue to develop a number of new RCM and SCM products and services and enhance our existing products in both segments. We expect to maintain or increase our product development spending in future periods.
     Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 2011 were $12.6 million, or 9.7% of total net revenue, an increase of $1.9 million, or 18.1%, from selling and marketing expenses of $10.7 million, or 11.4% of total net revenue, for the three months ended March 31, 2010.
     The increase was primarily attributable to a $1.5 million increase in compensation expense relating to new and existing employees and a $0.5 million increase in meetings expense. The increase was partially offset by a $0.3 million decrease in share-based compensation expense (for the reason described under “Product development expenses”).
     Excluding the impact of the Broadlane Acquisition, selling and marketing expenses, as a percentage of related net revenue, increased from 11.4% to 12.0% period over period, for the reasons described above.
     General and administrative expenses. General and administrative expenses for the three months ended March 31, 2011 were $49.1 million, or 37.6% of total net revenue, an increase of $16.9 million, or 52.8%, from general and administrative expenses of $32.2 million, or 34.4% of total net revenue, for the three months ended March 31, 2010.
     Of the increase, $11.3 million was attributable to the Broadlane Acquisition. The remaining increase was attributable to a $4.1 million increase in compensation expense to new and existing employees, primarily operational service-based employees; a $0.5 million increase in rent expense; a $0.5 million increase in telecommunications expense; and a $0.5 million increase in other operating infrastructure expense.
     In addition, as a result of the Broadlane Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period and acquisition-affected comparability.
     Excluding the impact of the Broadlane Acquisition, our general and administrative expenses as a percentage of related net revenue increased from 34.4% to 40.8% period over period, for the reasons described above.
     Acquisition-related expenses. Acquisition and integration-related expenses for the three months ended March 31, 2011 were $12.1 million, or 9.3% of total net revenue, an increase of $12.1 million, from acquisition related expenses of zero, for the three months ended March 31, 2010. The increase was attributable to costs relating to our continued integration and restructuring associated with the

Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs.
     We expect to continue to incur significant costs in future periods to fully integrate Broadlane, including but not limited to the alignment of service offerings and the standardization of legacy Broadlane policies to our existing policies and procedures.
     Depreciation. Depreciation expense for the three months ended March 31, 2011 was $5.7 million, or 4.3% of total net revenue, an increase of $1.4 million, or 32.3%, from depreciation of $4.3 million, or 4.6% of total net revenue, for the three months ended March 31, 2010. The increase was primarily attributable to depreciation resulting from purchases of property and equipment and to a lesser extent increases to capitalized software development subsequent to March 31, 2010. The increase is partially offset by the change in estimated useful life of internally developed software.
     Excluding the impact of the Broadlane Acquisition, our depreciation expense as a percentage of related net revenue remained consistent decreasing from 4.6% to 4.5% period over period.
     Amortization of intangibles. Amortization of intangibles for the three months ended March 31, 2011 was $20.2 million, or 15.5% of total net revenue, an increase of $14.1 million, or 232.7%, from amortization of intangibles of $6.1 million, or 6.5% of total net revenue, for the three months ended March 31, 2010. Excluding the impact of additional amortization expense relating to the Broadlane Acquisition, which amounted to $15.4 million, amortization expense decreased compared to the prior year due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.
     Excluding the impact of the Broadlane Acquisition, our amortization expense as a percentage of related net revenue decreased from 6.5% to 5.2% period over period, for the reasons described above.
Segment Operating Expenses
     Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the three months ended March 31, 2011 were $47.2 million, or 36.1% of total net revenue, an increase of $2.0 million, or 4.4%, from $45.2 million, or 48.4% of total net revenue, for the three months ended March 31, 2010.
     RCM operating expenses increased as a result of a $3.7 million increase in compensation expense to new and existing employees, primarily operational service-based employees and a $0.7 million increase in our operating infrastructure expense. The increase was partially offset by a $1.1 million decrease in amortization of intangibles due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization; a $1.0 million decrease in cost of revenue, exclusive of share-based compensation, in connection with lower direct labor costs associated with lower revenue in our large comprehensive revenue cycle services engagements period over period; and a $0.3 million decrease in telecommunications expense.
     As a percentage of RCM segment net revenue, segment expenses increased from 87.0% to 92.1% for the three months ended March 31, 2011 and 2010, respectively, for the reasons described above.
     Spend and Clinical Resource Management expenses. Spend and Clinical Resource Management operating expenses for the three months ended March 31, 2011 were $80.8 million, or 61.9% of total net revenue, an increase of $54.8 million, or 210.7%, from $26.0 million, or 27.8% of total net revenue for the three months ended March 31, 2010.
     Of the increase, $40.2 million of expenses were attributable to the Broadlane Acquisition. SCM operating expenses also increased as a result of $12.1 million attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $3.1 million increase in compensation expense to new and existing employees, primarily operational service-based employees, offset by a $0.5 million reduction in general operating expense.
     Excluding the impact of the Broadlane Acquisition, our SCM segment expenses as a percentage of related net revenue, increased from 62.7% to 68.8% for the three months ended March 31, 2011 and 2010, respectively, for the reasons described above.
     Corporate expenses. Corporate expenses for the three months ended March 31, 2011 were $9.0 million, a decrease of $0.1 million, or 0.7%, from $9.1 million for the three months ended March 31, 2010, or 6.9% and 9.7% of total net revenue, respectively. The decrease in corporate expenses was primarily attributable to a $0.5 million decrease in share-based compensation expense (for the reason described within “Product development expenses”) partially offset by a $0.4 million increase in other operating infrastructure expense.
Non-operating Expenses
     Interest expense. Interest expense for the three months ended March 31, 2011 was $18.0 million, an increase of $14.1 million, or

359.0% from interest expense of $3.9 million for the three months ended March 31, 2010. As of March 31, 2011, we had total indebtedness of $958.4 million compared to $203.3 million as of March 31, 2010. The increase in interest expense is attributable to the increase in our indebtedness period over period associated with the funding of the Broadlane Acquisition.
     The increase in our indebtedness will cause a significant increase in our interest expense in future periods.
     Other income. Other income for the three months ended March 31, 2011 was $0.2 million, comprised principally of $0.1 million in rental income and $0.1 million in foreign exchange transaction gains. Other income for the three months ended March 31, 2010 was comprised of $0.1 million in rental income.
     Income tax expense. Income tax benefit for the three months ended March 31, 2011 was $8.2 million, an increase of $11.9 million from an income tax expense of $3.7 million for the three months ended March 31, 2010. The income tax benefit recorded during the three months ended March 31, 2011 and income tax expense recorded during the three months ended March 31, 2010 reflected an effective tax rate of 33.6% and 40.3%, respectively. The decrease in our effective tax rate was primarily attributable to the expectation of an annual pre-tax book loss compared to an expectation of annual pre-tax book income at March 31, 2010.
     We expect the amount of our permanent differences, state taxes and credits for research and development expenditures to remain constant for 2011, meaning these are not directly related to the change in pre-tax book income or loss, Consequently, as pre-tax book income or losses fluctuate during the year, our estimated annual effective tax rate could be significantly impacted by this potential movement.
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
     Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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
     We believe we currently have adequate cash flow from operations, capital resources, available credit facilities and liquidity to meet our cash flow requirements including the following near term obligations (next 12 months): (i) our working capital needs; (ii) our debt service obligations; (iii) our $123.1 million deferred purchase payment relating to the Broadlane Acquisition due on January 4, 2012; (iv) planned capital expenditures for the remainder of the year; (v) our revenue share obligation and rebate payments; and (vi) estimated federal and state income tax payments.
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
     Our expectation relating to the $123.1 million deferred purchase payment will be to fund the payment by the due date from a combination of our free cash flow generated during the year and drawing upon our existing revolving credit facility to fund any shortfall. If we do not have enough liquidity to fund the deferred purchase payment with the combination of our free cash flow and revolving credit facility, we can obtain additional funding under are Credit Agreement via incremental loan facilities or an increase in the aggregate commitments under the revolving credit facility. Lastly, we have the option of an equity issuance to raise cash to fund the deferred purchase payment.
     Historically, we have utilized federal net operating loss carryforwards for both regular and Alternative Minimum Tax payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. As of March 31, 2011, we have exhausted all of our federal net operating losses. Consequently, we expect our cash paid for taxes to increase significantly in future years.
     We have not historically utilized borrowings available under our existing credit agreement to fund operations. During September 2008, we voluntarily changed our cash management practice to reduce our interest expense. We instituted an auto-borrowing plan which caused all excess cash on hand to be used to repay our swing-line credit facility on a daily basis. As we changed lenders in the course of the Broadlane Acquisition, this practice was suspended. On March 31, 2011, we re-instituted this arrangement by amending our credit agreement and assigning the entire swing-line component of our revolving credit facility to our former lender. As a result, any excess cash on hand will be used to repay our swing-line balance, if any, on a daily basis. See Note 6 to the Condensed Consolidated Financial Statements for further details.
     As of March 31, 2011, we had zero dollars drawn on our revolving credit facility resulting in $149.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

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
Discussion of Cash Flow
     As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents totaling $57.4 million and $46.8 million, respectively.
Operating Activities.
     The following table summarizes the cash provided by operating activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)
Net (loss) income	$(16.2)	$5.5	$(21.7)	-394.5%
Non-cash items	7.6	15.0	(7.4)	(49.3)
Net changes in working capital	26.6	(3.4)	30.0	-882.4

Net cash provided by operations	$18.0	$17.1	$0.9	5.3%
     Net (loss) income represents the loss or profitability attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, impairment of intangibles, if any, and non-cash interest expense. Refer to our Condensed Consolidated Statement of Cash Flows for details regarding of these non-cash items. The total for these non-cash expenses was $7.6 million and $15.0 million for the three months ended March 31, 2011 and 2010, respectively. The decrease in non-cash expenses for the three months ended March 31, 2011 compared to March 31, 2010 was primarily attributable to: (i) a decrease in deferred income taxes associated with the tax impact of the Broadlane Acquisition; (ii) a decrease in bad debt expense; and (iii) lower share-based compensation. The decrease was partially offset by (i) an increase in depreciation of property and equipment and amortization of intangibles primarily associated with the assets acquired in the Broadlane Acquisition; and (ii) an increase in the amortization of debt issuance costs primarily associated with financing the Broadlane Acquisition. Refer to our Management Discussion and Analysis for more detail.
     Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the three months ended March 31, 2011, the working capital changes resulting in an increase to cash flow from operations of $26.6 million primarily consisted of the following:
Increase to cash flow
•	a decrease in accounts receivable of $8.2 million primarily related to the timing of invoicing and cash collections;

•	a decrease in prepaid expenses and other assets of $1.2 million primarily related to sales incentive compensation payments;

•	a $11.7 million increase in deferred revenue for cash receipts not yet recognized as revenue;

•	a $7.9 million working capital increase in trade accounts payable due to the timing of various payment obligations; and

•	a $4.1 million increase in other accrued expenses due to the timing of various payment obligations.
     The working capital changes resulting in increases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in a reduction to cash flow:
Reduction of cash flow
•	an increase in other long-term assets of $2.1 million related to the timing of cash payments for our deferred sales expenses;

•	a decrease in accrued revenue share obligation and rebates of $3.0 million due to the timing of cash payments and customer purchasing volume at our GPO; and

•	a $1.4 million decrease in accrued payroll and benefits due to payroll cycle timing and lower performance-cash based compensation than the prior period.
     For the three months ended March 31, 2010, the working capital changes resulting in a reduction to cash flow from operations of $3.4 million primarily consisted of the following:
Reduction of cash flow
•	an increase in prepaid expenses and other assets of $6.8 million primarily related to sales incentive compensation payments;

•	an increase in accounts receivable of $3.1 million primarily related to the timing of invoicing and cash collections and our revenue growth;

•	an increase in other long-term assets of $1.2 million related to the timing of cash payments for our deferred sales expenses; and

•	a decrease in accrued revenue share obligation and rebates of $4.9 million due to the timing of cash payments and customer purchasing volume at our GPO.
     The working capital changes resulting in reductions to the cash flow from operations discussed above were partially offset by the following changes in working capital resulting in increases to cash flow:
Increase to cash flow
•	a $6.6 million increase in deferred revenue for cash receipts not yet recognized as revenue;

•	a $2.3 million increase in other accrued expenses due to the timing of various payment obligations;

•	a $2.2 million decrease in accrued payroll and benefits due to payroll cycle timing and lower performance-cash based compensation than the prior period; and

•	a $1.4 million working capital increase in trade accounts payable due to the timing of various payment obligations.
Investing Activities.
     Investing activities used $7.7 million of cash for the three months ended March 31, 2011 which included: $5.3 million for investment in software development; and $2.4 million of capital expenditures.
     Investing activities used $8.3 million of cash for the three months ended March 31, 2010 which included: $4.5 million of capital expenditures that were primarily related to the growth in our RCM segment; and $3.8 million for investment in software development.
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
Financing Activities.
     Financing activities provided $0.3 million of cash for the three months ended March 31, 2011. We received $1.4 million from the issuance of common stock and $0.7 million from the excess tax benefit from the exercise of stock options. This was offset by payments made on our credit facility of $1.6 million in addition to payments of $0.2 million that were made on our finance obligation. Our credit agreement requires an assessment of excess cash flow beginning December 31, 2011. We will be required to make any necessary cash flow payment within the first quarter of 2012.
     Financing activities used $9.3 million of cash for the three months ended March 31, 2010. We received $1.9 million from the issuance of common stock and $0.8 million from the excess tax benefit from the exercise of stock options. This was offset by payments made on our credit facility of $11.8 million in addition to payments of $0.2 million that were made on our finance obligation.
Off-Balance Sheet Arrangements and Commitments
     We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building located in Cape Girardeau, Missouri under a finance obligation. We do not believe that this letter of credit will be drawn.
     We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of March 31, 2011 for each respective year (Unaudited, in thousands):

	Amount
2011	$10,886	(1)
2012	12,185
2013	8,718
2014	7,553
2015	5,670
Thereafter	16,247

Total future minimum rental payments	$61,259

(1)	Represents the remaining rental payments due during the fiscal year ending December 31, 2011.
     As of March 31, 2011, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Use of Non-GAAP Financial Measures
     In order to provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management and the Board in its financial and operational decision-making, we supplement our Condensed Consolidated Financial Statements presented on a GAAP basis in this Quarterly Report on Form 10-Q with the following non-GAAP financial measures: gross fees, gross administrative fees, revenue share obligation, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, SCM acquisition-affected net revenue, adjusted net income and cash diluted earnings per share.
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
     Gross Fees, Gross Administrative Fees and Revenue Share Obligation. Gross fees include all gross administrative fees we receive pursuant to our vendor contracts and all other fees we receive from customers. Our revenue share obligation represents the portion of the gross administrative fees we are contractually obligated to share with certain of our GPO customers. Total net revenue (a GAAP measure) reflects our gross fees net of our revenue share obligation. These non-GAAP measures assist management and the Board and may be helpful to investors in analyzing our growth in the SCM segment given that administrative fees constitute a material portion of our revenue and are paid to us by over 1,150 vendors contracted by our GPO, and that our revenue share obligation constitutes a significant outlay to certain of our GPO customers. A reconciliation of these non-GAAP measures to their most directly comparable GAAP measure can be found in the “Overview” and “Results of Operations” section of Item 2.
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
     Our Board and management also use these measures as: i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and, ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees generally.
     Additionally, research analysts, investment bankers and lenders may use these measures to assess our operating performance. For example, our credit agreement requires delivery of compliance reports certifying compliance with financial covenants certain of which are, in part, based on an adjusted EBITDA measurement that is similar to the Adjusted EBITDA measurement reviewed by our management and our Board. The principal difference is that the measurement of adjusted EBITDA considered by our lenders under our credit agreement allows for certain adjustments (e.g., inclusion of interest income, franchise taxes and other non-cash expenses, offset by the deduction of our capitalized lease payments for one of our office leases) that result in a higher adjusted EBITDA than the Adjusted EBITDA measure reviewed by our Board and management and disclosed in this Quarterly Report on Form 10-Q. Additionally, our credit agreement contains provisions that utilize other measures, such as excess cash flow, to measure liquidity.
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
     The following table sets forth a reconciliation of EBITDA and Adjusted EBITDA to net income, a comparable GAAP-based measure. All of the items included in the reconciliation from net income to EBITDA to Adjusted EBITDA are either: (i) non-cash items

(e.g., depreciation and amortization, impairment of intangibles and share-based compensation expense) or (ii) items that management does not consider in assessing our on-going operating performance (e.g., income taxes, interest expense and expenses related to the cancellation of an interest rate swap). In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other non-recurring items, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.
     The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
Adjusted EBITDA Reconciliation	2011	2010
	(Unaudited, in thousands)
Net (loss) income	$(16,170)	$5,520
Depreciation	5,679	4,293
Depreciation (included in cost of revenue)	255	722
Amortization of intangibles	20,240	6,084
Amortization of intangibles (included in cost of revenue)	139	185
Interest expense, net of interest income(1)	18,042	3,913
Income tax (benefit) expense	(8,181)	3,733

EBITDA	20,004	24,450
Share-based compensation expense(2)	3,343	3,472
Rental income from capitalizing building lease(3)	(109)	(110)
Purchase accounting adjustments(4)	5,564	—
Acquisition and integration related expenses(5)	12,143	—

Adjusted EBITDA	$40,945	$27,812

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements filed in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of this rental income.

(4)	Upon acquiring Broadlane on November 16, 2010, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The $5.6 million represents the net amount of: (i) $8.6 million in gross administrative fees and $1.4 million in other service fees primarily based on vendor reporting received from January 1, 2011 through March 31, 2011; and (ii) a corresponding revenue share obligation of $4.4 million.

(5)	Amount was attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs. We expect to continue to incur costs in future periods to fully integrate Broadlane, including but not limited to the alignment of service offerings and the standardization of the legacy Broadlane accounting policies to our existing accounting policies and procedures.

     Spend and Clinical Resource Management (“SCM”) Acquisition-Affected Net Revenue. SCM acquisition-affected net revenue includes the revenue of Broadlane prior to the Company’s actual ownership. The Broadlane Acquisition was consummated on November 16, 2010. This measure assumes the acquisition of Broadlane occurred on January 1, 2010. SCM acquisition-affected net revenue is used by management and the Board to better understand the extent of growth of the Spend and Clinical Resource Management segment. Given the significant impact that this transaction had on the Company during the fiscal year ended December 31, 2010 and will have in future periods, we believe this measure may be useful and meaningful to investors in their analysis of such growth. SCM acquisition-affected net revenue is presented for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been if this transaction had occurred at the beginning of 2010. This measure also should not be considered representative of our future results of operations. Reconciliations of SCM acquisition-affected net revenue to its most directly comparable GAAP measure can be found in the “Results of Operations” section of Item 2.
     Adjusted Net Income and Diluted Cash Earnings Per Share. The Company defines: i) Adjusted net income as net income excluding non-cash acquisition related intangible amortization, nonrecurring expense items on a tax-adjusted basis and non-cash tax-adjusted shared-based compensation expense; and ii) diluted cash EPS as diluted earnings per share excluding non-cash acquisition-related intangible amortization, nonrecurring expense items on a tax-adjusted basis and non-cash tax-adjusted shared-based compensation expense. Adjusted net income and diluted cash EPS are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Diluted cash EPS growth is used by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s Long-Term Performance Incentive Plan will vest. Use of these measures allows management and the Board to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and reward organic growth and accretive business transactions. As a significant portion of senior management’s incentive based compensation is based on the achievement of certain diluted cash EPS growth over time, investors may find such information useful; however, as non-GAAP financial measures, adjusted net income and diluted cash EPS are not the sole measures of the Company’s financial performance and may not be the best measures for investors to gauge such performance.

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited, in thousands)
Net (loss) income	$(16,170)	$5,520

Pre-tax non-cash, aquisition-related intangible amortization	20,379	6,269

Pre-tax non-cash, share-based compensation(1)	3,343	3,472

Pre-tax acquisition and integration related expenses(2)	12,143	—

Pre-tax purchase accounting adjustment(3)	5,564	—

Pre-tax deferred payment interest expense accretion(4)	817	—

Pre-tax, deal related depreciation(5)	545	—

Tax effect on pre-tax adjustments(6)	(17,116)	(3,930)

Non-GAAP adjusted net income	$9,505	$11,331

	Three Months Ended
	March 31,
	2011	2010
Per share data	(Unaudited)
EPS — diluted	$(0.28)	$0.09

Pre-tax non-cash, aquisition-related intangible amortization	0.36	0.11

Pre-tax non-cash, share-based compensation(1)	0.06	0.06

Pre-tax acquisition and integration related expenses(2)	0.21	—

Pre-tax purchase accounting adjustment(3)	0.10	—

Pre-tax deferred payment interest expense accretion(4)	0.01	—

Pre-tax, deal related depreciation(5)	0.01	—

Tax effect on pre-tax adjustments(6)	(0.30)	(0.07)

Non-GAAP cash EPS — diluted	$0.17	$0.19

Weighted average shares — diluted (in 000s)(7)	57,233	58,829

(1)	Represents the amount and the per share impact of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact of certain costs incurred specific to the integration of Broadlane, inclusive of personnel and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Represents the amount and the per share impact of certain purchase accounting adjustments associated with the Broadlane Acquisition that reflects the fair value of gross administrative fee receivables and other service fees less revenue share obligation primarily related to customer purchases that were reported to us during the three months ended March 31, 2011.

(4)	Represents the amount and the per share impact of interest expense on the accretion of the $123.1 million deferred payment associated with the Broadlane Acquisition. We believe such expenses are infrequent in nature and are not indicative of continuing operating performance.

(5)	Represents the amount and the per share impact of depreciation expense associated with software acquired in connection with the Broadlane Acquisition. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(6)	This amount and per share impact reflects the tax impact to the adjustments used to derive Non-GAAP diluted cash EPS. The Company uses its effective tax rate for each respective period to tax effect the adjustments. The effective tax rate for the three months ended March 31, 2011 and 2010 was 33.6% and 40.3%, respectively.

(7)	Given the Company’s net loss for the three months ended March 31, 2011, basic and diluted weighted average shares are the same.
New Pronouncements
Business Combinations
     In December 2010, the FASB issued an accounting standards update relating to supplemental pro forma information for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplementary pro forma disclosures. The update was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The update will only affect us if there are future business combinations.
Intangibles — Goodwill and Other
     In December 2010, the FASB issued an accounting standards update relating to when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update was effective for fiscal years and interim periods within those years, beginning after December 15, 2010. The adoption of this update did not have an impact on our Condensed Consolidated Financial Statements.
Revenue Recognition
     In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance is applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this guidance will impact our arrangements with one-time or nonrecurring performance fees that are contingent upon achieving certain results. Historically, we have recognized these types of performance fees in the period the respective performance target has been met. Upon adoption of this guidance on January 1, 2011, these performance fees will be recognized proportionately over the contract term. We adopted this update on January 1, 2011 and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.
     In October 2009, the FASB issued an accounting standards update for multiple-deliverable revenue arrangements. The update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method of determining stand-alone value affects the timing or amount of revenue recognition. The accounting standards update is applicable for annual periods beginning after June 15, 2010. We adopted this update on January 1, 2011 and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Foreign currency exchange risk. Certain of our contracts are denominated in Canadian dollars. As our Canadian sales have not historically been significant to our operations, we do not believe that changes in the Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. On August 2, 2007, we entered into a series of forward contracts to fix the Canadian dollar-to-U.S. dollar exchange rates on a Canadian customer contract. The forward contracts expired on April 30, 2010. We have one other Canadian dollar contract that we have not elected to hedge. We currently do not transact any other business in any currency other than the U.S. dollar. As we continue to grow our operations, we may increase the amount of our sales to foreign customers. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether any forward currency hedge instrument would be warranted.
     Interest rate risk. We had outstanding borrowings on our term loan of $633.4 million as of March 31, 2011. The term loan bears interest at LIBOR, subject to a floor of 1.5% plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of March 31, 2011, which bears interest at 8% per annum.
     Due to the additional indebtedness we incurred under the credit agreement and the Notes we issued to help finance the Broadlane Acquisition, we expect to incur a significant increase in our interest expense in future periods. To the extent we do not hedge it, we expect our interest rate risk to rise accordingly. As required by our credit agreement, we entered into certain derivative instruments during May 2011 to convert a portion of our variable rate term loan facility to a fixed rate debt. Refer to Note 6 of the Notes to Condensed Consolidated Financial Statements for additional information.
     A hypothetical 100 basis point increase in LIBOR (without regard to the LIBOR floor), which would represent potential interest rate change exposure on our outstanding term loan, would have resulted in a $1.6 million increase to our interest expense for the three months ended March 31, 2011.
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
Changes in Internal Control over Financial Reporting
     In November 2010, we completed our acquisition of Broadlane. In accordance with our integration efforts, we plan to initiate the process of incorporating Broadlane’s operations into our internal control over financial reporting program in the future within the time period provided by applicable SEC rules and regulations. There have been no changes in our internal control over financial reporting for the three months ended March 31, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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
     We cannot be certain that we will be able to retain our current customers or expand our customer base in this competitive environment. If we do not retain current customers or expand our customer base, our business and results of operations will be harmed. Additionally, as a result of larger agreements that we have entered into in the recent past with certain of our customers, a larger portion of our revenue is now attributable to a smaller group of customers. Although no single customer accounts for more than ten percent of our total net revenue as of December 31, 2010, any significant loss of business from these large customers could have a material adverse effect on our business, results of operations and financial condition. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business. Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power and economic conditions may force additional consolidation. Some of these large systems may choose to contract directly with vendors for some supply categories; just as some vendors may seek to contract directly with providers rather than with group purchasing organizations. As the healthcare industry consolidates, competition to provide services to industry participants will become more intense and the importance of existing relationships with industry participants will become greater.
     There have been no other material changes in the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable

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

Signature	Title	Date

Chairman of the Board of Directors and Chief
/s/ JOHN A. BARDIS Name: John A. Bardis	Executive Officer (Principal Executive Officer)	May 10, 2011

/s/ CHARLES O. GARNER Name: Charles O. Garner	Chief Financial Officer (Principal Financial Officer)	May 10, 2011

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith