Form 10-Q
period 2011-06-30
MEDASSETS INC
filed 2011-08-08
CIK 1254419

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 4, 2011, the registrant had 58,866,124 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.
FORM 10-Q
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010	4
Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2011	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	52
Item 4. Controls and Procedures	53
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	53
Item 1A. Risk Factors	54
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 3. Defaults Upon Senior Securities	54
Item 4. [Removed and Reserved]	54
Item 5. Other Information	54
Item 6. Exhibits	55
Signatures
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
MedAssets, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current
Cash and cash equivalents	$42,159	$46,836
Accounts receivable, net of allowances of $4,556 and $5,256 as of June 30, 2011 and December 31, 2010, respectively	99,251	100,020
Deferred tax asset, current	19,027	18,087
Prepaid expenses and other current assets	16,863	19,811

Total current assets	177,300	184,754
Property and equipment, net	81,803	77,737
Other long term assets
Goodwill	1,034,764	1,035,697
Intangible assets, net	443,688	484,438
Other	62,168	62,727

Other long term assets	1,540,620	1,582,862

Total assets	$1,799,723	$1,845,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,691	$18,107
Accrued revenue share obligation and rebates	62,322	57,744
Accrued payroll and benefits	24,383	22,149
Other accrued expenses	19,280	22,268
Deferred revenue, current portion	44,790	36,533
Deferred purchase consideration (Note 3)	121,551	119,912
Current portion of notes payable	6,350	6,350
Current portion of finance obligation	203	186

Total current liabilities	296,570	283,249
Notes payable, less current portion	600,475	628,650
Bonds payable (Note 6)	325,000	325,000
Finance obligation, less current portion	9,398	9,505
Deferred revenue, less current portion	12,831	9,597
Deferred tax liability	133,225	150,887
Other long term liabilities	3,039	2,882

Total liabilities	1,380,538	1,409,770
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 58,853,000 and 58,410,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	589	584
Additional paid-in capital	671,365	668,028
Accumulated other comprehensive loss	(1,082)	—
Accumulated deficit	(251,687)	(233,029)

Total stockholders’ equity	419,185	435,583

Total liabilities and stockholders’ equity	$1,799,723	$1,845,353

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$59,815	$27,964	$116,397	$56,554
Other service fees	87,559	67,163	161,536	131,979

Total net revenue	147,374	95,127	277,933	188,533

Operating expenses:

Cost of revenue (inclusive of certain amortization expense)	30,488	22,757	61,043	44,479
Product development expenses	6,202	4,823	12,875	10,193
Selling and marketing expenses	18,000	16,009	30,601	26,677
General and administrative expenses	46,770	31,947	95,911	64,098
Acquisition and integration-related expenses	6,828	—	18,971	—
Depreciation	5,228	4,540	10,907	8,833
Amortization of intangibles	20,232	6,026	40,472	12,110

Total operating expenses	133,748	86,102	270,780	166,390

Operating income	13,626	9,025	7,153	22,143
Other income (expense):
Interest (expense)	(18,075)	(3,807)	(36,124)	(7,739)
Other income	109	135	280	202

(Loss) income before income taxes	(4,340)	5,353	(28,691)	14,606
Income tax (benefit) expense	(1,852)	2,059	(10,033)	5,792

Net (loss) income	$(2,488)	$3,294	$(18,658)	$8,814

Basic and diluted income per share:
Basic net (loss) income	$(0.04)	$0.06	$(0.33)	$0.16

Diluted net (loss) income	$(0.04)	$0.06	$(0.33)	$0.15

Weighted average shares — basic	57,357	56,169	57,295	55,994
Weighted average shares — diluted	57,357	59,456	57,295	59,148
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
Six Months Ended June 30, 2011

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
				(In thousands)
Balances at December 31, 2010	58,410	$584	$668,028	$—	$(233,029)	$435,583

Issuance of common stock from equity award exercises	268	3	1,612	—	—	1,615
Issuance of common restricted stock (net of forfeitures)	175	2	—	—	—	2
Stock compensation expense	—	—	822	—	—	822
Excess tax benefit from equity award exercises	—	—	903	—	—	903
Other comprehensive income (loss):
Unrealized loss from hedging activities (net of a tax expense of $671)	—	—	—	(1,082)	—	(1,082)
Net loss	—	—	—	—	(18,658)	(18,658)

Comprehensive loss	—	—	—	—	—	(19,740)

Balances at June 30, 2011	58,853	$589	$671,365	$(1,082)	$(251,687)	$419,185

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Operating activities
Net (loss) income	$(18,658)	$8,814
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Bad debt expense	240	437
Depreciation	11,417	10,274
Amortization of intangibles	40,751	12,480
Loss on sale of assets	—	1
Noncash stock compensation expense	822	6,511
Excess tax benefit from exercise of equity awards	(943)	(3,061)
Amortization of debt issuance costs	3,724	915
Noncash interest expense, net	2,034	267
Deferred income tax (benefit) expense	(17,987)	(247)
Changes in assets and liabilities:
Accounts receivable	2,096	(3,736)
Prepaid expenses and other assets	2,946	(4,166)
Other long-term assets	(2,750)	(239)
Accounts payable	67	2,583
Accrued revenue share obligations and rebates	4,055	(361)
Accrued payroll and benefits	1,759	(766)
Other accrued expenses	(3,757)	2,486
Deferred revenue	11,491	3,592

Cash provided by operating activities	37,307	35,784

Investing activities
Purchases of property, equipment and software	(5,361)	(8,021)
Capitalized software development costs	(10,677)	(7,719)
Acquisitions, net of cash acquired	—	(3,160)

Cash used in investing activities	(16,038)	(18,900)

Financing activities
Repayment of notes payable	(28,175)	(31,021)
Repayment of finance obligations	(329)	(329)
Excess tax benefit from exercise of equity awards	943	3,061
Issuance of common stock	1,615	5,907

Cash used in financing activities	(25,946)	(22,382)

Net decrease in cash and cash equivalents	(4,677)	(5,498)
Cash and cash equivalents, beginning of period	46,836	5,498

Cash and cash equivalents, end of period	$42,159	$—

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
     The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2010, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011.
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
Use of Estimates
     The preparation of the financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During the six months ended June 30, 2011, we adjusted our estimates related to the following:
Customer Relationship Period
     We finalized a study of our customer relationship period using data based on our historical experience. As a result of the study, we changed our customer relationship period for which we recognize revenue related to implementation and setup fees charged for our software as a service (“SaaS”) based services from an average of four years to six years. We will apply this change in estimate on a prospective basis. We estimate the impact of the change in customer relationship period will reduce our 2011 other service fee revenue by approximately $800, operating income by $600 and earnings per share by approximately $0.01 per share.
Internally Developed Software Useful Life
     We finalized a study of our internally developed software useful life based on our historical experience. As a result of the study, we changed the useful life for which we will recognize depreciation expense related to internally developed software from three years to up to but generally five years. We will apply this change in estimate on a prospective basis. We estimate the impact of the change in internally developed software useful life will reduce our 2011 depreciation expense by approximately $5,600 and increase our 2011 operating income by $5,600 and earnings per share by approximately $0.06 per share.
Cash and Cash Equivalents
     All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. Refer to Note 6 for additional information. In addition, we may periodically make voluntary repayments on our term loan. Cash and cash equivalents were $42,159 and $46,836 as of June 30, 2011 and December 31, 2010, respectively, and our revolver and swing-line balances were zero as of such dates. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 6 for immediately available cash under our revolving credit facility.
     Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $41,659 as of June 30, 2011.
2. RECENT ACCOUNTING PRONOUNCEMENTS
Comprehensive Income
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to comprehensive income. The update would require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. The update will be effective for fiscal years and interim periods within those years, beginning after December 15, 2011. We believe there will be no significant impact on our Condensed Consolidated Financial Statements.
Fair Value
     In May 2011, the FASB issued an accounting standard update relating to fair value measurements and disclosures. The update provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The update changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The update will be effective for fiscal years and interim periods within those years, beginning after December 15, 2011. We currently do not have level 3 fair value measurements. We are currently assessing the impact of the adoption of this update but currently believe there will be no significant impact on our Condensed Consolidated Financial Statements.
Business Combinations
     In December 2010, the FASB issued an accounting standards update relating to supplemental pro forma information for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplementary pro forma disclosures. The update was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The update will only affect us if we execute future business combinations.
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
Revenue Recognition
     In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance is applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this guidance impacts our arrangements with one-time or nonrecurring performance fees that are contingent upon achieving certain results. Historically, we had recognized these types of

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
performance fees in the period in which the respective performance target had been met. Effective January 1, 2011, one-time or non-recurring performance fees are recognized proportionately over the contract term. We will continue to recognize recurring performance fees in the period in which they are earned. We adopted this update on January 1, 2011 and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.
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
Revenue Recognition — Multiple-Deliverable Revenue Arrangements
     We may bundle certain of our Spend and Clinical Resource Management (“SCM”) service and technology offerings into a single service arrangement. We may bundle certain of our Revenue Cycle Management (“RCM”) service and technology offerings into a single service arrangement. In addition, we may bundle certain of both of our SCM and RCM service and technology offerings together into a single service arrangement and market them as an enterprise arrangement.
     Service arrangements generally include multiple deliverables or elements such as group purchasing services, consulting services, and SaaS-based subscription and implementation services. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to the individual elements within the arrangement based on their relative selling price using VSOE, TPE, or ESP for each element of the arrangement. We establish VSOE, TPE, or ESP for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a stand-alone arrangement. Revenue is then recognized for each element according to the following revenue recognition methodology: (i) group purchasing service revenue is recognized as administrative fees are reported to us (generally ratably over the contractual term), (ii)

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
consulting revenue is recognized on a proportional performance method as services are performed and deliverables are provided; and (iii) SaaS-based subscription revenue is recognized ratably over the subscription period (upfront non-refundable fees on our Saas-based subscription services are recognized over the longer of the subscription period or the estimated customer relationship period) beginning with the period in which the SaaS-based services are accepted by the customer.
     The majority of our multi-element service arrangements that include group purchasing services are not fixed and determinable at the inception of the arrangement as the fee for the arrangement is earned as administrative fees are reported. Administrative fees are not fixed and determinable until the receipt of vendor reports (nor can they be reliably estimated prior to the receipt of the vendor reports). For these multi-element service arrangements, we recognize each element as the elements are delivered and as administrative fees are reported to us which generally approximates ratable recognition over the contract term.
     In addition, certain of our arrangements include performance targets or other contingent fees that are not fixed and determinable at the inception of the arrangement. If the total arrangement consideration is not fixed and determinable at the inception of the arrangement, we allocate only that portion of the arrangement that is fixed and determinable to each element. As additional consideration becomes fixed, it is similarly allocated based on VSOE, TPE or ESP to each element in the arrangement and recognized in accordance with each elements revenue recognition policy.
     Performance targets generally relate to committed financial improvement to our customers from the use of our services. Revenue is only recognized if there are no refund rights and the fees earned are fixed and determinable. In the event the performance targets are not achieved, we are obligated to refund or reduce a portion of our fees that have not been recognized as revenue. We receive customer acceptance as performance targets are achieved.
     In multi-element service arrangements that involve performance targets, the amount of revenue recognized on a particular delivered element is limited to the amount of revenue earned based on: (i) the proportionate performance of the individual element compared with all elements in the arrangement using the relative selling price method; and (ii) the proportional performance of that individual element. In all cases, revenue recognition is deferred on each element until the contingency on the performance target has been removed and the related revenue is fixed and determinable.
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
     We paid Broadlane LLC approximately $725,000 in cash plus $20,895 for a working capital based purchase price adjustment for an aggregate preliminary purchase price of $745,895. In addition, we will make an additional payment in cash, subject to adjustment and to certain limitations, currently estimated at $123,100 on or before January 4, 2012 (the “deferred purchase consideration”).
     At closing, we recorded $119,505 on our balance sheet, representing the present value of the estimated $123,100 deferred purchase consideration amount. The deferred purchase consideration is subject to adjustment based on certain adjustments as defined in the Purchase Agreement. During the three and six months ended June 30, 2011, we recognized approximately $823 and $1,639, respectively, in imputed interest expense due to the accretion of this liability and we will record the remaining interest expense using the effective interest method to accrete the deferred purchase consideration to its face value by January 4, 2012. The balance of the deferred purchase consideration was $121,551 as of June 30, 2011 and has been recorded as a current liability in the accompanying Condensed Consolidated Balance Sheet.
     The preliminary purchase price is subject to change based upon final agreement of certain adjustments with Broadlane LLC. We are currently in negotiations with Broadlane LLC regarding final purchase price adjustments. Any subsequent change to the purchase price will be recorded as an increase or decrease to the deferred purchase consideration and goodwill.
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

	Amounts
	Previously		Amounts
	Recognized as of	Measurement	Recognized as of
	Acquisition Date	Period	Acquisition Date
	(Provisional)(1)	Adjustments	(Adjusted)
Current assets(2)	$56,402	$1,091	$57,493
Property and equipment	13,941	—	13,941
Other long term assets	110	—	110
Goodwill(3)	567,326	(934)	566,392
Intangible assets	419,900	—	419,900

Total assets acquired	1,057,679	157	1,057,836
Current liabilities(4)	35,832	998	36,830
Other long term liabilities(5)	156,447	(841)	155,606

Total liabilities assumed	192,279	157	192,436

Total purchase price	$865,400	$—	$865,400

(1)	As previously reported in the Company’s 2010 Annual Report on Form 10-K.

(2)	Represents: (i) a $1,147 increase to accounts receivable relating to administrative fees earned associated with customer purchases that occurred prior to the acquisition date in excess of what was originally estimated; (ii) a $238 reduction in deferred tax assets for the tax impact of the change in accounts receivable; and (iii) a $182 increase in deferred tax assets for the tax impact of the change in the self insurance liability described below.

(3)	Represents the cumulative change to goodwill for the changes in current assets, current liabilities and other long term liabilities.

(4)	Represents: (i) the revenue share obligation of $523 owed to customers associated with the additional administrative fees earned as noted above; and (ii) a $475 increase in the self insurance liability assumed at the acquisition date.

(5)	Represents a reduction in our uncertain tax positions based on a federal audit of Broadlane completed by the Internal Revenue Service in which they determined that no tax liability had been identified.
     We expect to continue to adjust our preliminary estimates during the measurement period for matters such as the administrative fee receivable and the related revenue share obligation as actual purchases are reported to us, certain liabilities including our self-insurance liability as we receive updated information that may cause the initial amount recorded at the time of the Broadlane Acquisition to change, deferred income taxes purchase price, goodwill and possibly other matters.
4. RESTRUCTURING ACTIVITIES
Broadlane Restructuring Plan
     In connection with the Broadlane Acquisition, our management approved and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our SCM segment. During the three and six months ended June 30, 2011, we expensed exit and integration related costs of approximately $6,828 and $18,971, respectively, associated with restructuring activities of the acquired operations consisting of severance and other restructuring and integration costs. These costs are included within

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
the acquisition and integration-related expenses line on the accompanying statements of operations.
     As of June 30, 2011, the components of our restructuring plan are as follows:
•	Involuntary employee terminations — we are reorganizing our SCM workforce and plan to eliminate redundant or unneeded positions in connection with combining our business operations. In connection with the workforce restructuring, we expect to incur severance, benefits and other employee related costs in the range of $3,400 to $5,400 to be incurred over the twelve to eighteen months following June 30, 2011. During the three and six months ended June 30, 2011, we expensed approximately $4,659 and $10,094, respectively, related to severance and other employee benefits in connection with our plan. As of June 30, 2011, we had approximately $4,041 included in current liabilities for these costs.
•	System migration and standardization — we plan to integrate and standardize certain software platforms of the combined business operations. In connection with the system migration and standardization, we expect to incur costs up to $1,000 over the six to twelve months following June 30, 2011. During the three and six months ended June 30, 2011, we expensed approximately $2,025 and $3,077, respectively, related to consulting and other third-party services in connection with our plan.
•	Facilities consolidation — we expect to consolidate office space in areas where we have common or redundant locations. We expect to incur costs in the range of $0 to $1,300 over the six to twelve months following June 30, 2011 relating to ceasing use of certain facilities. During the three and six months ended June 30, 2011, we expensed approximately $144 and $5,800, respectively, relating to exit costs associated with our office space consolidation. As of June 30, 2011, we had approximately $3,772 included in current liabilities for these costs.
     The changes in the plan during the six months ended June 30, 2011 are summarized as follows:

	Accrued,
	December 31,			Accrued, June 30,
	2010	Charges Incurred	Cash Payments	2011
Broadlane Restructuring Plan
Involuntary employee terminations	$3,488	$10,094	$(9,541)	$4,041
System migration and integration	—	3,077	(3,077)	—
Facility consolidation	—	5,800	(2,028)	3,772

Total Broadlane Restructuring Costs	$3,488	$18,971	$(14,646)	$7,813
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
     The following table summarizes the deferred revenue categories and balances as of:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2011	2010
Software and implementation fees	$15,854	$15,290
Service fees	23,207	26,970
Administrative fees	18,233	2,573
Other fees	327	1,297

Deferred revenue, total	57,621	46,130
Less: Deferred revenue, current portion	(44,790)	(36,533)

Deferred revenue, non-current portion	$12,831	$9,597

     As of June 30, 2011 and December 31, 2010, deferred revenue included in our Condensed Consolidated Balance Sheets that was contingent upon meeting performance targets was $10,515 and $4,841, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target.
6. NOTES AND BONDS PAYABLE
     The balances of our notes and bonds payable are summarized as follows as of:

	June 30,	December 31,
	2011	2010
Notes payable — senior	$606,825	$635,000
Bonds payable	325,000	325,000

Total notes and bonds payable	931,825	960,000
Less: current portions	(6,350)	(6,350)

Total long-term notes and bonds payable	$925,475	$953,650

Notes Payable
     The principal amount of our long term notes payable consists of our senior term loan facility which had an outstanding balance of $606,825 as of June 30, 2011. We had no amounts drawn on our revolving credit facility, and no amounts drawn on our swing-line component, resulting in approximately $149,000 of availability under our credit facility inclusive of the swing-line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of June 30, 2011. During the six months ended June 30, 2011, we made payments on our term loan which included a voluntary prepayment of $25,000 and scheduled principal payments of $3,175. The applicable weighted average interest rate (inclusive of the applicable bank margin) on our senior term loan facility at June 30, 2011 was 5.25%.
     The Credit Agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The Credit Agreement also includes certain maintenance covenants (which took effect on March 31, 2011) including but not limited to, a maximum total leverage ratio of consolidated indebtedness to consolidated EBITDA and a minimum consolidated interest coverage ratio of consolidated EBITDA to consolidated cash interest expense (as defined in the Credit Agreement). The Company was in compliance with these covenants as of June 30, 2011.
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
     The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of June 30, 2011.
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
     As of June 30, 2011, the Company’s 8% senior notes due 2018 were trading at approximately 100% of par value.
     As of June 30, 2011, we had approximately $41,859 of debt issuance costs related to our Credit Agreement and Notes which will be amortized into interest expense using the effective interest method until the maturity date. For the six months ended June 30, 2011 and 2010, we recognized approximately $3,725 and $915, respectively, in interest expense related to the amortization of debt issuance costs.
     The following table summarizes our stated debt maturities and scheduled principal repayments as of June 30, 2011:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

		Senior Unsecured
Year	Term Loan	Notes	Total
2011	$3,175	$—	$3,175	(1)
2012	6,350	—	6,350
2013	6,350	—	6,350
2014	6,350	—	6,350
2015	6,350	—	6,350
Thereafter	578,250	325,000	903,250

	$606,825	$325,000	$931,825

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2011.
     Total interest paid on our notes and bonds payable during the six months ended June 30, 2011 and 2010 was approximately $31,523 and $6,338, respectively.
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
Legal Proceedings
     From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of June 30, 2011, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.
8. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION
Common Stock
     During the six months ended June 30, 2011, we issued approximately 268,000 shares of common stock in connection with employee stock option and stock-settled stock appreciation right (or “SSAR”) exercises for aggregate exercise proceeds of $1,615.
Share-Based Compensation
     As of June 30, 2011, we had restricted common stock, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of June 30, 2011, we had approximately 571,000 shares reserved and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan.
     As described further below, we performed our quarterly probability assessment on the performance achievement of certain performance-based restricted stock grants and performance-based SSAR grants. As a result, we recorded an adjustment to share-based compensation for these grants during the three-months ended June 30, 2011. The total share-based compensation (benefit) expense related to equity awards was ($2,521) and $3,039 for the three months ended June 30, 2011 and 2010, respectively. The total income tax (expense) benefit recognized in the Condensed Consolidated Statement of Operations for share-based compensation arrangements related to equity awards was ($965) and $1,153 for the three months ended June 30, 2011 and 2010, respectively.
     The total share-based compensation expense related to equity awards charged against income was $822 and $6,511 for the six

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
months ended June 30, 2011 and 2010, respectively. The total income tax benefit recognized in the Condensed Consolidated Statement of Operations for share-based compensation arrangements related to equity awards was $315 and $2,470 for the six months ended June 30, 2011 and 2010, respectively. There were no capitalized share-based compensation expenses during the three and six months ended June 30, 2011.
     Total share-based compensation expense (inclusive of restricted common stock, SSARs and common stock options) for the three and six months ended June 30, 2011 and 2010 as reflected in our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$(425)	$661	$594	$1,227
Product development	25	136	80	333
Selling and marketing	(540)	802	(250)	1,416
General and administrative	(1,581)	1,440	398	3,535

Total share-based compensation expense(1)	$(2,521)	$3,039	$822	$6,511

(1)	During the three months ended June 30, 2011, we recorded an adjustment to share-based compensation expense based on our probability assessment of performance achievement relating to certain performance-based restricted stock grants and SSAR grants. Refer to the footnote disclosure for further details.
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
     In connection with our quarterly probability assessment of performance achievement for the performance-based SSARs and performance-based restricted common stock that were granted under the MedAssets, Inc. Long-Term Performance Incentive Plan in 2008, we no longer believe it is probable that we will achieve a compounded annual growth rate of diluted cash EPS of greater than 15% for the three-year period ending December 31, 2011. As a result, we reversed 100% of the share-based compensation expense recorded to-date for the performance-based SSARs amounting to approximately ($3,659) and 50% of the share-based compensation expense recorded to-date for the performance-based restricted stock amounting to approximately ($2,878).
Employee Stock Purchase Plan
     In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. On February 28, 2011, we purchased approximately 19,100 shares of our common stock under the Plan which amounted to approximately $257.
Equity Award Grants
     Information regarding equity awards for the six months ended June 30, 2011 is as follows:
Common Stock Option Awards
     During the six months ended June 30, 2011, we did not grant any stock option awards.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
     During the six months ended June 30, 2011, approximately 190,000 stock option awards were forfeited.
     As of June 30, 2011, there was approximately $2,102 of total unrecognized compensation expense related to all outstanding stock option awards that will be recognized over a weighted-average period of 1.3 years.
Restricted Common Stock Awards
     During the six months ended June 30, 2011, we granted approximately 222,000 shares of restricted common stock. Approximately 180,000 shares vest over five years; 28,000 shares vest over four years; and 14,000 vest ratably each month through December 31, 2011. The weighted-average grant date fair value of each restricted common stock share was $15.98.
     During the six months ended June 30, 2011, approximately 47,000 shares of restricted common stock were forfeited.
     As of June 30, 2011, there was approximately $10,835 of total unrecognized compensation expense related to all unvested restricted common stock awards that will be recognized over a weighted-average period of 1.8 years.
SSARs Awards
     During the six months ended June 30, 2011, we granted approximately 601,000 SSARs. Approximately 480,000 have a service vesting period of five years; and approximately 121,000 vest ratably each month through December 31, 2011. The weighted-average grant date base price of each SSAR was $15.79 and the weighted-average grant date fair value of each SSAR granted during the six months ended June 30, 2011 was $6.71.
     During the six months ended June 30, 2011, approximately 204,000 SSARs were forfeited.
     As of June 30, 2011, there was approximately $11,285 of total unrecognized compensation expense related to all unvested SSARs that will be recognized over a weighted-average period of 1.7 years.
9. INCOME TAXES
     Income tax (benefit) expense recorded during the six months ended June 30, 2011 and 2010 reflected an effective income tax rate of 35.0% and 39.7%, respectively. We experienced no significant changes to the accounting for our uncertain tax positions for the six months ended June 30, 2011.
10. INCOME (LOSS) PER SHARE
     We calculate earnings per share (or “EPS”) in accordance with GAAP relating to earnings per share. Basic EPS is calculated by dividing reported net income (loss) by the weighted-average number of common shares outstanding for the reported period following the two-class method. Diluted EPS reflects the potential dilution that could occur if our stock options, stock settled stock appreciation rights, unvested restricted stock and stock warrants were exercised and converted into our common shares during the reporting periods.
     A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three and six months ended June 30, 2011 and 2010 is as follows:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended
	June 30,
	2011	2010
Numerator for Basic and Diluted (Loss) Income Per Share:
Net (loss) income	$(2,488)	$3,294
Denominator for basic (loss) income per share weighted average shares	57,357,000	56,169,000
Effect of dilutive securities:
Stock options	—	2,243,000
Stock settled stock appreciation rights	—	511,000
Restricted stock and stock warrants	—	533,000

Denominator for diluted (loss) income per share — adjusted weighted average shares and assumed conversions	57,357,000	59,456,000

Basic (loss) income per share:
Basic net (loss) income per common share	$(0.04)	$0.06

Diluted net (loss) income per share:
Diluted net (loss) income per common share	$(0.04)	$0.06

	Six Months Ended June 30,
	2011	2010
Numerator for Basic and Diluted (Loss) Income Per Share:
Net (loss) income	$(18,658)	$8,814
Denominator for basic (loss) income per share weighted average shares	57,295,000	55,994,000
Effect of dilutive securities:
Stock options	—	2,166,000
Stock settled stock appreciation rights	—	465,000
Restricted stock and stock warrants	—	523,000

Denominator for diluted (loss) income per share — adjusted weighted average shares and assumed conversions	57,295,000	59,148,000
Basic (loss) income per share:
Basic net (loss) income per common share	$(0.33)	$0.16

Diluted net (loss) income per share:
Diluted net (loss) income per common share	$(0.33)	$0.15

     During the three and six months ended June 30, 2011, basic and diluted EPS are the same as all potentially dilutive securities have been excluded from the calculation of diluted EPS given our net loss for the periods. In addition, the effect of certain dilutive securities has been excluded for the three and six months ended June 30, 2010 because the impact is anti-dilutive as a result of the strike price of certain securities being greater than the average market price (or out of the money) during the periods presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Stock options	1,185,000	28,000	1,359,000	34,000
SSARs	110,000	118,000	168,000	135,000
Restricted stock and stock warrants	440,000	—	464,000	—

Total	1,735,000	146,000	1,991,000	169,000
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
     We deliver our solutions and manage our business through two reportable business segments, Revenue Cycle Management (or “RCM”) and Spend and Clinical Resource Management (or “SCM”):
•	Revenue Cycle Management. Our RCM segment provides a comprehensive suite of software and services spanning the hospital, health system and other ancillary healthcare provider revenue cycle workflow — from patient admission and financial responsibility, patient financial liability estimation, charge capture, case management, contract management and health information management through claims processing and accounts receivable management. Our workflow solutions, together with our data management and business intelligence tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance.

•	Spend and Clinical Resource Management. Our SCM segment provides a comprehensive suite of technology-enabled services that help our customers manage their expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization (“GPO”) portfolio of contracts, consulting services and business intelligence tools.
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
     The following tables represent our results of operations, by segment, for the three and six months ended June 30, 2011 and 2010:

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2011
	RCM	SCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$93,799	$—	$93,799
Revenue share obligation(1)	—	(33,984)	—	(33,984)
Other service fees	56,262	31,297	—	87,559

Total net revenue	56,262	91,112	—	147,374
Total operating expenses	48,208	78,672	6,868	133,748

Operating income (loss)	8,054	12,440	(6,868)	13,626
Interest (expense)	—	(14)	(18,061)	(18,075)
Other income	7	(11)	113	109

Income (loss) before income taxes	$8,061	$12,415	$(24,816)	$(4,340)
Income tax expense (benefit)	2,883	4,318	(9,053)	(1,852)

Net income (loss)	5,178	8,097	(15,763)	(2,488)

Segment Adjusted EBITDA	$14,251	$37,355	$(7,328)	$44,278

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	As of June 30, 2011
	RCM	SCM	Corporate	Total
Financial Position:
Accounts receivable, net	$45,875	$53,347	$29	$99,251
Other assets	483,000	1,094,968	122,504	1,700,472

Total assets	528,875	1,148,315	122,533	1,799,723
Accrued revenue share obligation	—	62,322	—	62,322
Deferred revenue	29,312	28,309	—	57,621
Notes payable	—	—	606,825	606,825
Bonds payable	—	—	325,000	325,000
Other liabilities	13,229	24,114	291,427	328,770

Total liabilities	$42,541	$114,745	$1,223,252	$1,380,538

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2010
	RCM	SCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$42,873	$—	$42,873
Revenue share obligation(1)	—	(14,909)	—	(14,909)
Other service fees	52,502	14,661	—	67,163

Total net revenue	52,502	42,625	—	95,127
Total operating expenses	44,160	31,185	10,757	86,102

Operating income (loss)	8,342	11,440	(10,757)	9,025
Interest (expense)	—	—	(3,807)	(3,807)
Other income (loss)	19	(10)	126	135

Income (loss) before income taxes	$8,361	$11,430	$(14,438)	$5,353
Income tax (benefit)	3,282	4,449	(5,672)	2,059

Net income (loss)	5,079	6,981	(8,766)	3,294

Segment Adjusted EBITDA	$16,942	$15,100	$(6,648)	$25,394

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

		Six Months Ended June 30, 2011
	RCM	SCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$184,124	$—	$184,124
Revenue share obligation(1)	—	(67,727)	—	(67,727)
Other service fees	107,487	54,049	—	161,536

Total net revenue	107,487	170,446	—	277,933
Total operating expenses	95,391	159,482	15,907	270,780

Operating income (loss)	12,096	10,964	(15,907)	7,153
Interest (expense)	—	(14)	(36,110)	(36,124)
Other income	13	40	227	280

Income (loss) before income taxes	$12,109	$10,990	$(51,790)	$(28,691)
Income tax expense (benefit)	4,235	3,843	(18,111)	(10,033)

Net income (loss)	7,874	7,147	(33,679)	(18,658)

Segment Adjusted EBITDA	$25,721	$73,505	$(14,003)	$85,223

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)

		Six Months Ended June 30, 2010
	RCM	SCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$—	$85,902	$—	$85,902
Revenue share obligation(1)	—	(29,348)	—	(29,348)
Other service fees	104,404	27,575	—	131,979

Total net revenue	104,404	84,129	—	188,533
Total operating expenses	89,337	57,196	19,857	166,390

Operating income (loss)	15,067	26,933	(19,857)	22,143
Interest (expense)	—	—	(7,739)	(7,739)
Other income (loss)	33	(67)	236	202

Income (loss) before income taxes	$15,100	$26,866	$(27,360)	$14,606
Income tax (benefit)	6,001	10,675	(10,884)	5,792

Net income (loss)	9,099	16,191	(16,476)	8,814

Segment Adjusted EBITDA	$32,387	$34,094	$(13,275)	$53,206

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net (loss) income for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
RCM Adjusted EBITDA	$14,251	$16,942	$25,721	$32,387
SCM Adjusted EBITDA	37,355	15,100	73,505	34,094

Total reportable Segment Adjusted EBITDA	51,606	32,042	99,226	66,481
Depreciation	(3,959)	(3,661)	(8,573)	(7,131)
Depreciation (included in cost of revenue)	(254)	(719)	(509)	(1,441)
Amortization of intangibles	(20,232)	(6,026)	(40,472)	(12,110)
Amortization of intangibles (included in cost of revenue)	(139)	(185)	(278)	(370)
Interest expense, net of interest income(1)	(7)	36	—	54
Income tax expense	(7,201)	(7,730)	(8,077)	(16,675)
Share-based compensation expense(2)	788	(1,697)	(1,379)	(3,518)
Purchase accounting adjustments(3)	(499)	—	(6,063)	—
Acquisition and integration-related expenses(4)	(6,828)	—	(18,851)	—

Total reportable segment net income	13,275	12,060	15,024	25,290
Corporate net loss	(15,763)	(8,766)	(33,682)	(16,476)

Consolidated net (loss) income	$(2,488)	$3,294	$(18,658)	$8,814

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

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

For the three months ended June 30, 2011, the $499 represents: (i) the net amount of $544 in gross administrative fees and $178 in other service fees primarily based on vendor reporting received from April 1, 2011 through June 30, 2011 that related to periods prior to the acquisition date; and (ii) a corresponding revenue share obligation of $223. For the six months ended June 30, 2011, the $6,063 represents: (i) the net amount of $9,157 in gross administrative fees and $1,572 in other service fees primarily based on vendor reporting received from January 1, 2011 through June 30, 2011 that related to periods prior to the acquisition date; and (ii) a corresponding revenue share obligation of $4,666. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations.

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
12. DERIVATIVE FINANCIAL INSTRUMENTS
     We have interest rate risk relative to the outstanding borrowings under our credit agreement. Loans under the credit agreement bear interest, at the Company’s election, either at the prime rate or the London Interchange Bank Offering Rate (“LIBOR”) plus a percentage point spread based on certain specified financial ratios. The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt. To manage this risk in a cost efficient manner, we entered into the derivative financial instruments described below.
     On May 5, 2011, we entered into three separate derivative financial instruments to convert 50% of our variable rate debt to a fixed or maximum rate debt, as required by our Credit Agreement. The derivative instruments consisted of: (i) a 3% LIBOR interest rate cap (exclusive of the applicable bank margin charged by our lender) on a $317,500 notional amount beginning May 13, 2011 and ending on February 16, 2013; (ii) a forward starting interest rate swap which fixes three-month LIBOR at 2.80% (exclusive of the applicable bank margin charged by our lender) on a $158,750 notional amount beginning February 19, 2013 and ending February 16, 2015; and (iii) a forward starting interest rate swap which fixes three-month LIBOR at 2.78% (exclusive of the applicable bank margin charged by our lender) on a $158,750 notional amount beginning February 19, 2013 and ending February 16, 2015. Our interest rate swaps are designated as a cash flow hedging relationship and considered highly effective. The effective portion of the change in fair value of the derivatives are reported as a component of accumulated other comprehensive (loss) income (“AOCI”). If we assess any portion to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.
     We have not treated the interest rate cap as a hedging instrument as defined by GAAP for derivatives and hedging. As a result, we will record the fair value adjustment on the interest rate cap through earnings each reporting period. For the three and six months ended June 30, 2011, we recorded a $135 charge to interest expense relating to the fair value of the interest rate cap.
     We have treated our interest rate swaps as hedging instruments in accordance with GAAP for derivatives and hedging. As of June 30, 2011, we recorded the fair value of the interest rate swaps on our balance sheet as a liability of approximately $1,753 in other long-term liabilities, and the offsetting loss ($1,082 net of tax) was recorded in AOCI in our stockholders’ equity.
     We determined the fair values of the swaps using Level 2 inputs as defined under GAAP for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed the swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market three-month floating LIBOR rate as of June 30, 2011. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value of the swap represents a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.

MedAssets, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited) — (continued)
(In thousands, except share and per share amounts)
     We considered the credit worthiness of the counterparty of the hedged instrument. We believe the performance of the counterparties of the swaps is probable given the size, international presence and past performance of the counterparties under the obligations of the contracts and that the counterparties are not at risk of default which would change the highly effective status of the hedged instruments. We also assessed the Company’s credit worthiness and ability to deliver under the terms of the contracts. Given the availability under our revolving credit facility, our historical ability to generate positive cash flow and our expectation for the continuing ability to generate positive cash from operations, we expect to be able to perform all of our obligations under the interest rate swap arrangements.
     As of June 30, 2011, our forward starting interest rate swaps were highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011.
     The following table presents the fair value of our outstanding derivative instruments as of June 30, 2011 and December 31, 2010:

	Balance Sheet Location	Fair Value of Financial Instruments
		As of June 30,	As of December
		2011	31, 2010
(Unaudited)
Derivative Liabilities
Derivatives designated as hedging instruments — interest rate contracts	Other long term liabilities	$1,753	$—

     The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below:

	Amount of (Loss) or Gain		Amount of (Loss) or Gain
	Recognized in OCI on Derivative		Recognized in OCI on Derivative
	(Effective Portion)		(Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedges	2011	2010	2011	2010
	(Unaudited)
Total (loss) or gain recognized in other comprehensive income — interest rate contracts	$(1,753)	$469	$(1,753)	$540

13. FAIR VALUE MEASUREMENTS
     We measure fair value for financial instruments when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist in accordance with GAAP for fair value measurements and disclosures. This defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.
     Refer to Note 12 for information and fair values of our derivative instruments measured on a recurring basis under GAAP for fair value measurements and disclosures.
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
14. RELATED PARTY TRANSACTION
     We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the six months ended June 30, 2011 and 2010, we incurred charges of $905 and $917, respectively, related to transactions with Mr. Bardis.
15. SUBSEQUENT EVENTS
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
     A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2011, as filed with the SEC on March 1 and May 10, 2011, respectively.
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
     Management’s primary metrics to measure the consolidated financial performance of the business include net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted cash EPS.
     The table below highlights our primary results of operations for the three and six months ended June 30, 2011 and 2010 (unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011	2010	Change		2011	2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(In millions)				(In millions)
Gross fees(1)	$181.4	$110.0	$71.4	64.9%	$345.7	$217.9	$127.8	58.7%
Revenue share obligation(1)	(34.0)	(14.9)	(19.1)	128.2	(67.7)	(29.4)	(38.3)	130.3

Total net revenue	147.4	95.1	52.3	55.0	278.0	188.5	89.5	47.5
Operating income	13.6	9.0	4.6	51.1	7.2	22.1	(14.9)	(67.4)
Net (loss) income	$(2.5)	$3.3	$(5.8)	-175.8%	$(18.7)	$8.8	$(27.5)	-312.5%
Adjusted EBITDA(1)	$44.3	$25.4	$18.9	74.4%	$85.2	$53.2	$32.0	60.2%
Adjusted EBITDA margin(1)	30.1%	26.7%			30.6%	28.2%
Diluted Cash EPS(1)	$0.23	$0.17	$0.06	35.3%	$0.40	$0.36	$0.04	11.1%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information
     The increases in non-GAAP gross fees and total net revenue during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 were primarily attributable to:
•	our acquisition of Broadlane on November 16, 2010 (the “Broadlane Acquisition”);

•	growth in our RCM segment from our comprehensive revenue cycle service engagements; and

•	growth in our SCM segment from our vendor administrative fees.
      The increases in non-GAAP gross fees and total net revenue during the six months ended June 30, 2011 compared to the six months ended June 30, 2010 were primarily attributable to:
•	the Broadlane Acquisition;

•	growth in our RCM segment from our revenue cycle technology tools; and

•	growth in our SCM segment from our vendor administrative fees.

     The increase in operating income during the three months ended June 30, 2011 compared to the three months ended June 30, 2010, was primarily attributable to the growth in net revenue discussed above and the reversal of share-based compensation as discussed in “Recent Developments” partially offset by the following operating expenses:
•	acquisition and integration-related expenses associated with the Broadlane Acquisition;

•	increased cost of revenue attributable to: (i) a higher percentage of net revenue being derived from service-based engagements within our RCM and SCM segments; and (ii) higher direct costs relating to certain new and existing customer arrangements whereby the related revenue associated with these arrangements is contingent upon meeting financial performance targets. The related revenue is proportionally recognized as the performance targets are achieved. The increase in these types of arrangements was concentrated within our SCM segment;

•	higher operating expenses related to new and existing salary-related compensation expense primarily associated with our expanding services-based businesses;

•	an increase in amortization expense of acquired intangibles; and

•	an increase in depreciation expense from additions of property and equipment including purchased software in conjunction with fixed assets acquired in the Broadlane Acquisition.
     The decrease in operating income during the six months ended June 30, 2011 compared to the six months ended June 30, 2010, was attributable to the reasons described above relating to our operating expenses.
     For the three and six months ended June 30, 2011, increases in consolidated non-GAAP adjusted EBITDA and non-GAAP adjusted EBITDA margin compared to the three and six months ended June 30, 2010 were primarily attributable to the net revenue increase discussed above, as well as lower expense growth due to certain management cost control initiatives.
Recent Developments
     Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following items have had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods.
Share-based Compensation
     In connection with our quarterly probability assessment of performance achievement for the performance-based SSARs and performance-based restricted common stock that were granted under the MedAssets, Inc. Long-Term Performance Incentive Plan, we no longer believe it is probable that we will achieve a compounded annual growth rate of diluted cash EPS of greater than 15% for the three-year period ending December 31, 2011. As a result, we reversed 100% of the share-based compensation expense recorded to-date for the performance-based SSARs amounting to approximately $3.7 million and 50% of the share-based compensation expense recorded to-date for the performance-based restricted stock amounting to approximately $2.9 million. This determination was based on certain investment initiatives and areas of focus such as product development and other investments that were committed to during the year. These initiatives will increase our operating expenses in the short term which will have an unfavorable impact on our adjusted EBITDA and diluted cash EPS.
Segment Reporting
     Beginning January 1, 2011, our decision support services (“DSS”) and performance analytics business operations became part of our SCM segment. As a result, the financial results for the three and six months ended June 30, 2010 herein have been recast to reflect the move of DSS from our RCM to our SCM reporting segment.
Broadlane Acquisition
     We consummated the Broadlane Acquisition on November 16, 2010. The Company is required to make a payment of approximately $123.1 million in cash (which represents the face value at maturity), subject to certain purchase price adjustments (e.g. payments made by the Company for working capital, inclusive of cash) and certain limitations, on or before January 4, 2012. The purchase consideration that was paid at closing remains subject to a final working-capital adjustment as defined by the purchase agreement.
Purchase Accounting
     In connection with the Broadlane Acquisition, we recorded an administrative fee and other service fee revenue adjustment, which was determined as part of purchase accounting and recorded as part of the purchase price allocation. The purchase accounting adjustment was recorded as an accounts receivable relating to these administrative fees with a related revenue share obligation. This change only impacted our SCM segment. We include a purchase accounting adjustment line item in our non-GAAP adjusted EBITDA reconciliation to account for these adjustments as it relates to the Broadlane Acquisition. We may experience further adjustments to these amounts up through the measurement period, or one year from the acquisition date.
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
Credit Facility
     The Credit Agreement consists of a six-year $635.0 million senior secured term loan facility and a five-year $150.0 million senior secured revolving credit facility, including a letter of credit sub-facility of $25.0 million and a swing line sub-facility of $25.0 million. Both the senior secured term loan and revolving credit facility charge a variable interest rate of LIBOR or an alternate base rate plus an applicable margin.
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
Spend and Clinical Resource Management
     On November 16, 2010, we completed the acquisition of The Broadlane Group, a leading provider of group purchasing, supply chain outsourcing and centralized procurement services, capital equipment lifecycle management, clinical and lean process consulting, and clinical workforce optimization solutions. With the addition of Broadlane, our SCM segment provides a comprehensive suite of cost management services and supply chain analytics and data capabilities that help our customers manage many of their high and low expense categories. Our solutions lower supply and medical device costs and help to improve clinical resource utilization by managing the procurement process through our strategic sourcing of supplies and purchased services, discounted pricing through our group purchasing organization’s portfolio of contracts, consulting services and business analytics and intelligence tools. Our SCM segment revenue consists of the following components:
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

•	Product development expenses. Product development expenses primarily consist of the salaries, benefits, incentive compensation and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services. Product development expenses are net of capitalized software development costs for both internal and external use.

•	Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

•	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees and indirect time related to operational service-based employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

•	Acquisition and integration-related expenses. Acquisition and integration-related expenses may consist of: (i) costs incurred to complete acquisitions including due diligence, consulting and other related fees; (ii) integration and restructuring-type costs relating to our completed acquisitions; and (iii) acquisition-related fees associated with unsuccessful acquisition attempts.

•	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

•	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.
Results of Operations
Consolidated Tables
     The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited, in thousands)		(Unaudited, in thousands)
		(recast)		(recast)
Net revenue:
Revenue Cycle Management	$56,262	$52,502	$107,487	$104,404
Spend and Clinical Resource Management
Gross administrative fees(1)	93,799	42,873	184,124	85,902
Revenue share obligation(1)	(33,984)	(14,909)	(67,727)	(29,348)
Other service fees	31,297	14,661	54,049	27,575

Total Spend and Clinical Resource Management	91,112	42,625	170,446	84,129

Total net revenue	147,374	95,127	277,933	188,533
Operating expenses:
Revenue Cycle Management	48,208	44,160	95,391	89,337
Spend and Clinical Resource Management	78,672	31,185	159,482	57,196

Total segment operating expenses	126,880	75,345	254,873	146,533
Operating income
Revenue Cycle Management	8,054	8,342	12,096	15,067
Spend and Clinical Resource Management	12,440	11,440	10,964	26,933

Total segment operating income	20,494	19,782	23,060	42,000
Corporate expenses(2)	6,868	10,757	15,907	19,857

Operating income	13,626	9,025	7,153	22,143
Other income (expense):
Interest expense	(18,075)	(3,807)	(36,124)	(7,739)
Other income	109	135	280	202

(Loss) income before income taxes	(4,340)	5,353	(28,691)	14,606
Income tax (benefit) expense	(1,852)	2,059	(10,033)	5,792

Net (loss) income	(2,488)	3,294	(18,658)	8,814
Reportable segment adjusted EBITDA(3):
Revenue Cycle Management	14,251	16,942	25,721	32,387
Spend and Clinical Resource Management	$37,355	$15,100	$73,505	$34,094
Reportable segment adjusted EBITDA margin(4):
Revenue Cycle Management	25.3%	32.3%	23.9%	31.0%
Spend and Clinical Resource Management	41.0%	35.4%	43.1%	40.5%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended June 30, 2011 and June 30, 2010

	Three Months Ended June 30,
	2011		2010		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$56,262	38.2%	$52,502	55.2%	$3,760	7.2%
Spend and Clinical Resource Management
Gross administrative fees(1)	93,799	63.6	42,873	45.1	50,926	118.8
Revenue share obligation(1)	(33,984)	(23.1)	(14,909)	(15.7)	(19,075)	127.9
Other service fees	31,297	21.2	14,661	15.4	16,636	113.5

Total Spend and Clinical Resource Management	91,112	61.8	42,625	44.8	48,487	113.8

Total net revenue	$147,374	100.0%	$95,127	100.0%	$52,247	54.9%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     Total net revenue. Total net revenue for the three months ended June 30, 2011 was $147.4 million, an increase of approximately $52.3 million, or 54.9%, from total net revenue of $95.1 million for the three months ended June 30, 2010. The increase in total net revenue was comprised of a $48.5 million increase in SCM revenue and a $3.8 million increase in RCM revenue.
     Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the three months ended June 30, 2011 was $56.3 million, an increase of $3.8 million, or 7.2%, from net revenue of $52.5 million for the three months ended June 30, 2010. The increase was primarily attributable to a $3.6 million increase in revenue from our comprehensive revenue cycle service engagements and a $0.2 million increase in revenue from our revenue cycle technology tools. As we engage new customers, renew with existing customers and complete existing contracts, we will experience certain fluctuations in our revenue cycle services financial performance given the business is characterized by a smaller number of larger agreements.
     Spend and Clinical Resource Management net revenue. Spend and Clinical Resource Management net revenue for the three months ended June 30, 2011 was $91.1 million, an increase of $48.5 million, or 113.8%, from net revenue of $42.6 million for the three months ended June 30, 2010. The increase was the result of an increase in gross administrative fees of $50.9 million, or 118.8%, partially offset by an approximate $19.0 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $16.6 million.
•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $50.9 million, or 118.8%, as compared to the prior period, due to the inclusion of Broadlane purchase activity, higher purchasing volumes by new and existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized from our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and customer acknowledgement of achieved performance targets varies.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $19.0 million, or 127.9%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 36.2% and 34.8% for the three months ended June 30, 2011 and 2010, respectively. This increase was primarily attributable to an increase in the mix of larger customers who are entitled to a higher revenue share percentage. We may experience fluctuations in our revenue share ratio in the future because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

•	Broadlane related revenue. The Broadlane Acquisition accounted for $40.7 million of the net revenue increase period over period and was comprised of $29.0 million in net administrative fee revenue and $11.7 million in other service fee revenue. As discussed further below, approximately $0.5 million of estimated net administrative and other service fees associated with the Broadlane Acquisition was excluded from our financial results because of GAAP relating to business combinations.

Given the significant impact of the Broadlane Acquisition on our SCM segment, we believe acquisition-affected measures are useful for the comparison of our period over period net revenue growth. SCM non-GAAP acquisition-affected net revenue for the three months ended June 30, 2011 was $91.6 million, an increase of $5.2 million, or 6.0%, from SCM non-GAAP acquisition-affected net revenue of $86.4 million for the three months ended June 30, 2010. The following table sets forth the reconciliation of SCM non-GAAP acquisition-affected net revenue to GAAP net revenue:

	Three Months Ended June 30,
	2011	2010	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)
SCM net revenue	$91,112	$42,625	$48,487	113.8%
Broadlane acquisition-related adjustment(1)	—	43,797	(43,797)	(100.0)
Broadlane purchase accounting revenue adjustment(1)(2)	499	—	499	100.0
Total acquisition-affected net revenue(1)	$91,611	$86,422	$5,189	6.0%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Upon acquiring Broadlane, we made a purchase accounting adjustment that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010, but were reported to us subsequent to this date. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The $0.5 million represents the net amount of: (i) $0.7 million in gross administrative and other service fees based on vendor reporting received from April 1, 2011 through June 30, 2011 relating to purchases made prior to the acquisition date, and (ii) a corresponding revenue share obligation of $0.2 million relating to the same period.
•	Other service fees. The $16.6 million, or 113.5%, increase in other service fees was primarily related to $14.6 million in increased revenues from medical device consulting and strategic sourcing services (inclusive of Broadlane). The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers coupled with other service fee revenue relating to consulting and sourcing services from the Broadlane Acquisition. In addition, we recorded $5.0 million in revenue associated with our annual customer and vendor meeting for the three months ended June 30, 2011 compared to $3.4 million for the three months ended June 30, 2010.

Total Operating Expenses

	Three Months Ended June 30,
	2011		2010		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$30,488	20.7%	$22,757	23.9%	$7,731	34.0%
Product development expenses	6,202	4.2	4,823	5.1	1,379	28.6
Selling and marketing expenses	18,000	12.2	16,009	16.8	1,991	12.4
General and administrative expenses	46,770	31.7	31,947	33.6	14,823	46.4
Acquisition and integration-related expenses	6,828	4.6	—	0.0	6,828	100.0
Depreciation	5,228	3.5	4,540	4.8	688	15.2
Amortization of intangibles	20,232	13.7	6,026	6.3	14,206	235.7

Total operating expenses	133,748	90.8	86,102	90.5	47,646	55.3
Operating expenses by segment:
Revenue Cycle Management	48,208	32.7	44,160	46.4	4,048	9.2
Spend and Clinical Resource Management	78,672	53.4	31,185	32.8	47,487	152.3

Total segment operating expenses	126,880	86.1	75,345	79.2	51,535	68.4
Corporate expenses	6,868	4.7	10,757	11.3	(3,889)	(36.2)

Total operating expenses	$133,748	90.8%	$86,102	90.5%	$47,646	55.3%
     Cost of revenue. Cost of revenue for the three months ended June 30, 2011 was $30.5 million, or 20.7% of total net revenue, an increase of $7.7 million, or 34.0%, from cost of revenue of $22.8 million, or 23.9% of total net revenue, for the three months ended June 30, 2010.
     The $7.7 million increase primarily consisted of $9.2 million associated with cost of revenue resulting from the Broadlane Acquisition partially offset by a $1.1 million decrease in share-based compensation (for the reason described in “Recent Developments”).
     Excluding the impact of the Broadlane Acquisition, our cost of revenue as a percentage of related net revenue decreased from 23.9% to 20.0% period over period.
     We may experience higher cost of revenue if: (i) the revenue mix shifts towards RCM segment products and services and more specifically if the revenue mix within the RCM segment shifts towards more service-related engagements; and (ii) we experience growth in our consulting services, supply chain outsourcing and centralized procurement services within the SCM segment.
     In addition, as a result of the Broadlane Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period comparability.
     Product development expenses. Product development expenses for the three months ended June 30, 2011 were $6.2 million, or 4.2% of total net revenue, an increase of $1.4 million, or 28.6%, from product development expenses of $4.8 million, or 5.1% of total net revenue, for the three months ended June 30, 2010.
     The increase during the three months ended June 30, 2011 was attributable to a $1.4 million increase in compensation expense to new and existing employees. Our product development capitalization rate for the three months ended June 30, 2011 and 2010, was 46.4% and 44.8%, respectively.
     Excluding the impact of the Broadlane Acquisition, our product development expenses as a percentage of related net revenue decreased from 5.1% to 4.8% period over period.
     We plan to continue to focus on development efforts designed to integrate, enhance and standardize our products. We also plan to continue to develop a number of new RCM and SCM products and services and enhance our existing products in both segments. We expect to maintain or increase our product development spending in future periods.

     Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2011 were $18.0 million, or 12.2% of total net revenue, an increase of $2.0 million, or 12.4%, from selling and marketing expenses of $16.0 million, or 16.8% of total net revenue, for the three months ended June 30, 2010.
     The increase was primarily attributable to a $2.2 million increase in expenses associated with our annual customer and vendor meeting held during the quarter; a $0.9 million increase in compensation expense relating to new and existing employees and a $0.2 million increase in other operating infrastructure expense. The increase was partially offset by a $1.3 million decrease in share-based compensation expense (for the reason described under “Recent Developments”). Total expenses related to our annual customer and vendor meeting amounted to $7.0 million and $4.8 million for the three months ended June 30, 2011 and 2010, respectively.
     Excluding the impact of the Broadlane Acquisition, selling and marketing expenses, as a percentage of related net revenue, decreased from 16.8% to 15.6% period over period.
     General and administrative expenses. General and administrative expenses for the three months ended June 30, 2011 were approximately $46.7 million, or 31.7% of total net revenue, an increase of $14.8 million, or 46.4%, from general and administrative expenses of $31.9 million, or 33.6% of total net revenue, for the three months ended June 30, 2010.
     Of the increase, $10.8 million was attributable to the Broadlane Acquisition. The remaining increase was primarily attributable to a $5.6 million increase in compensation expense to new and existing employees, primarily operational service-based employees; a $0.8 million increase in telecommunications expense; a $0.8 million increase in rent expense; and a $0.5 million increase in professional services. The increase was partially offset by a $3.0 million decrease in share-based compensation expense (for the reason described under “Recent Developments”); and a $0.7 million decrease in other operating infrastructure expense.
     In addition, as a result of the Broadlane Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period comparability.
     Excluding the impact of the Broadlane Acquisition, our general and administrative expenses as a percentage of related net revenue remained consistent increasing from 33.6% to 33.8% period over period.
     Acquisition-related expenses. Acquisition and integration-related expenses for the three months ended June 30, 2011 were $6.8 million, or 4.6% of total net revenue, an increase of $6.8 million, from acquisition related expenses of zero, for the three months ended June 30, 2010. The increase was attributable to costs relating to our continued integration and restructuring associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs.
     We expect to continue to incur significant costs in future periods to fully integrate Broadlane, including but not limited to the alignment of service offerings and the standardization of legacy Broadlane policies to our existing policies and procedures.
     Depreciation. Depreciation expense for the three months ended June 30, 2011 was $5.2 million, or 3.5% of total net revenue, an increase of $0.7 million, or 15.2%, from depreciation of $4.5 million, or 4.8% of total net revenue, for the three months ended June 30, 2010. The increase was primarily attributable to depreciation resulting from purchases of property and equipment and to a lesser extent increases to capitalized software development subsequent to June 30, 2010. The increase is partially offset by the change in estimated useful life of internally developed software (see “Recent Developments”).
     Excluding the impact of the Broadlane Acquisition, our depreciation expense as a percentage of related net revenue decreased from 4.8% to 4.0% period over period.
     Amortization of intangibles. Amortization of intangibles for the three months ended June 30, 2011 was $20.2 million, or 13.7% of total net revenue, an increase of $14.2 million, or 235.7%, from amortization of intangibles of $6.0 million, or 6.3% of total net revenue, for the three months ended June 30, 2010. Excluding the impact of additional amortization expense relating to the Broadlane Acquisition, which amounted to $15.4 million, amortization expense decreased compared to the prior year due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

     Excluding the impact of the Broadlane Acquisition, our amortization expense as a percentage of related net revenue decreased from 6.3% to 4.5% period over period, for the reasons described above.
Segment Operating Expenses
     Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the three months ended June 30, 2011 were $48.2 million, or 32.7% of total net revenue, an increase of $4.0 million, or 9.2%, from $44.2 million, or 46.4% of total net revenue, for the three months ended June 30, 2010.
     RCM operating expenses increased as a result of a $5.0 million increase in compensation expense to new and existing employees, primarily operational service-based employees; a $0.7 million increase in other infrastructure expense; a $0.4 million increase in rent expense; and a $0.3 million increase in expenses associated with our annual customer and vendor meeting held during the quarter. The increase was partially offset by a $1.0 million decrease in amortization of intangibles due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization; a $0.9 million decrease in share-based compensation expense (for the reason described within “Recent Developments”); and a $0.5 million decrease in cost of revenue, exclusive of share-based compensation, in connection with lower direct labor costs associated with lower revenue in our large comprehensive revenue cycle services engagements period over period.
     As a percentage of RCM segment net revenue, segment expenses increased from 84.1% to 85.7% for the three months ended June 30, 2011 and 2010, respectively, for the reasons described above.
     Spend and Clinical Resource Management expenses. Spend and Clinical Resource Management operating expenses for the three months ended June 30, 2011 were $78.7 million, or 53.4% of total net revenue, an increase of $47.5 million, or 152.3%, from $31.2 million, or 32.8% of total net revenue for the three months ended June 30, 2010.
     Of the increase, $38.7 million of expenses were attributable to the Broadlane Acquisition. SCM operating expenses also increased as a result of $6.9 million attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs. The remaining increase was attributable to a $1.9 million increase in expenses associated with our annual customer and vendor meeting held during the quarter; a $0.8 million increase in compensation expense to new and existing employees, primarily operational service-based employees; a $0.5 million increase in telecommunications expense; and a $0.3 million increase in rent expense. The increase was offset by a $1.6 million decrease in share-based compensation expense (for the reason described within “Recent Developments”).
     Excluding the impact of the Broadlane Acquisition, our SCM segment expenses as a percentage of related net revenue, decreased from 73.2% to 65.5% for the three months ended June 30, 2011 and 2010, respectively, for the reasons described above.
     Corporate expenses. Corporate expenses for the three months ended June 30, 2011 were $6.9 million, a decrease of $3.9 million, or 36.2%, from $10.8 million for the three months ended June 30, 2010, or 4.7% and 11.3% of total net revenue, respectively. The decrease in corporate expenses was primarily attributable to a $3.1 million decrease in share-based compensation expense (for the reason described within “Recent Developments”); and a $0.8 million decrease in other operating infrastructure expense.
Non-operating Expenses
     Interest expense. Interest expense for the three months ended June 30, 2011 was $18.1 million, an increase of $14.3 million, or 374.8% from interest expense of $3.8 million for the three months ended June 30, 2010. As of June 30, 2011, we had total indebtedness of $931.8 million compared to $184.1 million as of June 30, 2010. The increase in interest expense is attributable to the increase in our indebtedness period over period associated with the funding of the Broadlane Acquisition.
     The increase in our indebtedness will continue to cause a significant increase in our interest expense in future periods as compared to prior periods.
     Other income. Other income for the three months ended June 30, 2011 and 2010 was $0.1 million, and principally comprised of rental income.
     Income tax (benefit) expense. Income tax benefit for the three months ended June 30, 2011, was $1.8 million, a decrease of $3.9 million from an income tax expense of $2.1 million for the three months ended June 30, 2010. The income tax benefit recorded during the three months ended June 30, 2011, and income tax expense recorded during the three months ended June 30, 2010, reflected an effective tax rate of 42.7% and 38.5%, respectively. The increase in our effective tax rate was primarily attributable to the increase in our annual estimated effective tax rate from March 31, 2011 to June 30, 2011 of 1.2% for 2011 compared to no change in the annual estimated effective tax rate from March 31, 2010 to June 30, 2010. In addition, the effective tax rate for the three months ended June 30, 2011 includes a small income tax benefit related to various discrete items compared to a larger income tax benefit related to various discrete items for the three months ended June 30, 2010.
     We expect the amount of our permanent differences, certain state taxes and credits for research and development expenditures to remain relatively constant for 2011, meaning these are not directly related to the change in pre-tax book income or loss, Consequently, as pre-tax book income or losses fluctuate during the year, our estimated annual effective tax rate could be significantly impacted by this potential movement.
Comparison of the Six Months Ended June 30, 2011 and June 30, 2010

	Six Months Ended June 30,
	2011		2010		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$107,487	38.7%	$104,404	55.4%	$3,083	3.0%
Spend and Clinical Resource Management
Gross administrative fees(1)	184,124	66.2	85,902	45.6	98,222	114.3
Revenue share obligation(1)	(67,727)	(24.4)	(29,348)	(15.6)	(38,379)	130.8
Other service fees	54,049	19.4	27,575	14.6	26,474	96.0

Total Spend and Clinical Resource Management	170,446	61.3	84,129	44.6	86,317	102.6

Total net revenue	$277,933	100.0%	$188,533	100.0%	$89,400	47.4%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
     Total net revenue. Total net revenue for the six months ended June 30, 2011 was $277.9 million, an increase of $89.4 million, or 47.4%, from total net revenue of $188.5 million for the six months ended June 30, 2010. The increase in total net revenue was comprised of an $86.3 million increase in SCM revenue and a $3.1 million increase in RCM revenue.
     Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the six months ended June 30, 2011 was $107.5 million, an increase of $3.1 million, or 3.0%, from net revenue of $104.4 million for the six months ended June 30, 2010. The increase was attributable to our revenue cycle technology tools. Revenue from our revenue cycle services remained consistent with the prior period. As we engage new customers, renew with existing customers and complete existing contracts, we may experience certain fluctuations in our revenue cycle service financial performance given the magnitude of the contract value for these types of customers.
     Spend and Clinical Resource Management net revenue. Spend and Clinical Resource Management net revenue for the six months ended June 30, 2011 was $170.4 million, an increase of $86.3 million, or 102.6%, from net revenue of $84.1 million for the six months ended June 30, 2010. The increase was the result of an increase in gross administrative fees of $98.2 million, or 114.3%, partially offset by a $38.4 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $26.5 million.
•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $98.2 million, or 114.3%, as compared to the prior period, due to the inclusion of Broadlane purchase activity, higher purchasing volumes by new and existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized from our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and customer acknowledgement of achieved performance targets varies.
•	Revenue share obligation. Non-GAAP revenue share obligation increased $38.4 million, or 130.8%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 36.8% and 34.2% for the six months ended June 30, 2011 and 2010, respectively. This increase was primarily attributable to an increase in the mix of larger customers who are entitled to a higher revenue share percentage due to increased purchasing volume. We may experience fluctuations in our revenue share ratio in the future because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

•	Broadlane related revenue. $78.4 million of the net revenue increase was attributable to the Broadlane Acquisition, which was comprised of $56.2 million in net administrative fee revenue and $22.2 million in other service fee revenue. As discussed further below, approximately $6.1 million of estimated net administrative and other service fees associated with the Broadlane Acquisition was excluded from our financial results because of GAAP relating to business combinations.

Given the significant impact of the Broadlane Acquisition on our SCM segment, we believe acquisition-affected measures are useful for the comparison of our period over period net revenue growth. SCM non-GAAP acquisition-affected net revenue for the six months ended June 30, 2011 was $176.5 million, an increase of $6.1 million, or 3.6%, from SCM non-GAAP acquisition-affected net revenue of $170.4 million for the six months ended June 30, 2010. The following table sets forth the reconciliation of SCM non-GAAP acquisition-affected net revenue to GAAP net revenue:

	Six Months Ended June 30,
	2011	2010	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)
SCM net revenue	$170,446	$84,129	$86,317	102.6%
Broadlane acquisition-related adjustment(1)	—	86,303	(86,303)	(100.0)
Broadlane purchase accounting revenue adjustment(1)(2)	6,063	—	6,063	100.0
Total acquisition-affected net revenue(1)	$176,509	$170,432	$6,077	3.6%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Upon acquiring Broadlane, we made a purchase accounting adjustment that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010, but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The $6.1 million represents the net amount of: (i) approximately $10.8 million in gross administrative and othe service fees based on vendor reporting received from January 1, 2011 through June 30, 2011 relating to purchases made prior to the acquisition date, and (ii) a corresponding revenue share obligation of $4.7 million relating to the same period.
•	Other service fees. The $26.5 million, or 96.0%, increase in other service fees was primarily related to $26.1 million in higher revenues from medical device consulting and strategic sourcing services (inclusive of Broadlane). The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers coupled with other service fee revenue relating to consulting and sourcing services from the Broadlane Acquisition. The increase was partially offset by $1.7 million decrease in revenue relating to our DSS business primarily due to a scheduled and planned step down in license fees from a large decision support customer. In addition, we recorded $5.0 million in revenue associated with our annual customer and vendor meeting for the six months ended June 30, 2011 compared to $3.4 million for the six months ended June 30, 2010.

Total Operating Expenses

	Six Months Ended June 30,
	2011		2010		Change
		% of		% of
	Amount	Revenue	Amount	Revenue	Amount	%
			(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$61,043	22.0%	$44,479	23.6%	$16,564	37.2%
Product development expenses	12,875	4.6	10,193	5.4	2,682	26.3
Selling and marketing expenses	30,601	11.0	26,677	14.1	3,924	14.7
General and administrative expenses	95,911	34.5	64,098	34.0	31,813	49.6
Acquisition and integration-related expenses	18,971	6.8	—	0.0	18,971	100.0
Depreciation	10,907	3.9	8,833	4.7	2,074	23.5
Amortization of intangibles	40,472	14.6	12,110	6.4	28,362	234.2

Total operating expenses	270,780	97.4	166,390	88.3	104,390	62.7
Operating expenses by segment:
Revenue Cycle Management	95,391	34.3	89,337	47.4	6,054	6.8
Spend and Clinical Resource Management	159,482	57.4	57,196	30.3	102,286	178.8

Total segment operating expenses	254,873	91.7	146,533	77.7	108,340	73.9
Corporate expenses	15,907	5.7	19,857	10.5	(3,950)	(19.9)

Total operating expenses	$270,780	97.4%	$166,390	88.3%	$104,390	62.7%
     Cost of revenue. Cost of revenue for the six months ended June 30, 2011 was $61.0 million, or 22.0% of total net revenue, an increase of approximately $16.5 million, or 37.2%, from cost of revenue of $44.5 million, or 23.6% of total net revenue, for the six months ended June 30, 2010.
     The $16.5 million increase primarily consisted of $18.5 million associated with cost of revenue resulting from the Broadlane Acquisition partially offset by a $1.3 million decrease in cost of revenue in our RCM segment from a reduction in direct labor costs; and a $0.7 million decrease in share-based compensation (for the reason described in “Recent Developments”).
     Excluding the impact of the Broadlane Acquisition, our cost of revenue as a percentage of related net revenue decreased from 23.6% to 21.3% period over period.
     We may experience higher cost of revenue if: (i) the revenue mix shifts towards RCM segment products and services and more specifically if the revenue mix within the RCM segment shifts towards more service-related engagements; and (ii) we experience growth in our consulting services, supply chain outsourcing and centralized procurement services within the SCM segment.
     In addition, as a result of the Broadlane Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period comparability.
     Product development expenses. Product development expenses for the six months ended June 30, 2011 were $12.9 million, or 4.6% of total net revenue, an increase of $2.7 million, or 26.3%, from product development expenses of $10.2 million, or 5.4% of total net revenue, for the six months ended June 30, 2010.
     The increase during the six months ended June 30, 2011 was primarily attributable to a $2.8 million increase in compensation expense to new and existing employees partially offset by a $0.3 million decrease in share-based compensation (for the reason described in “Recent Developments”). Our product development capitalization rate for the six months ended June 30, 2011 and 2010, was 45.3% and 43.1%, respectively.
     Excluding the impact of the Broadlane Acquisition, our product development expenses as a percentage of related net revenue remained unchanged at 5.4%.

     We plan to continue to focus on development efforts designed to integrate, enhance and standardize our products. We also plan to continue to develop a number of new RCM and SCM products and services and enhance our existing products in both segments. We expect to maintain or increase our product development spending in future periods.
     Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2011 were $30.6 million, or 11.0% of total net revenue, an increase of $3.9 million, or 14.7%, from selling and marketing expenses of $26.7 million, or 14.1% of total net revenue, for the six months ended June 30, 2010.
     The increase was primarily attributable to a $2.4 million increase in compensation expense relating to new and existing employees; a $2.2 million increase in expenses associated with our annual customer and vendor meeting held during the quarter; a $0.6 million increase in other infrastructure expense; and a $0.4 million increase in meetings expense. The increase was partially offset by a $1.7 million decrease in share-based compensation expense (for the reason described under “Recent Developments”). Total expenses related to our annual customer and vendor meeting amounted to $7.0 million and $4.8 million for the six months ended June 30, 2011 and 2010, respectively.
     Excluding the impact of the Broadlane Acquisition, selling and marketing expenses, as a percentage of related net revenue, decreased from 14.2% to 13.9% period over period.
     General and administrative expenses. General and administrative expenses for the six months ended June 30, 2011 were $95.9 million, or 34.5% of total net revenue, an increase of $31.8 million, or 49.6%, from general and administrative expenses of $64.1 million, or 34.0% of total net revenue, for the six months ended June 30, 2010.
     Of the increase, $22.1 million was attributable to the Broadlane Acquisition. The remaining increase was attributable to a $9.7 million increase in compensation expense to new and existing employees, primarily operational service-based employees; a $1.3 million increase in rent expense; a $1.3 million increase in telecommunications expense; a $0.3 million increase in legal expenses; and a $0.2 million increase in other operating infrastructure expense. The increase was partially offset by a $3.1 million decrease in share-based compensation expense (for the reason described under “Recent Developments”).
     In addition, as a result of the Broadlane Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period comparability.
     Excluding the impact of the Broadlane Acquisition, our general and administrative expenses as a percentage of related net revenue increased from 34.0% to 37.0% period over period, for the reasons described above.
     Acquisition-related expenses. Acquisition and integration-related expenses for the six months ended June 30, 2011 were $19.0 million, or 6.8% of total net revenue, an increase of $19.0 million, from acquisition related expenses of zero, for the six months ended June 30, 2010. The increase was attributable to costs relating to our continued integration and restructuring associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs.
     We expect to continue to incur significant costs in future periods to fully integrate Broadlane, including but not limited to the alignment of service offerings and the standardization of legacy Broadlane policies to our existing policies and procedures.
     Depreciation. Depreciation expense for the six months ended June 30, 2011 was $10.9 million, or 3.9% of total net revenue, an increase of $2.1 million, or 23.5%, from depreciation of $8.8 million, or 4.7% of total net revenue, for the six months ended June 30, 2010. The increase was primarily attributable to depreciation resulting from purchases of property and equipment and to a lesser extent increases to capitalized software development subsequent to June 30, 2010. The increase is partially offset by the change in estimated useful life of internally developed software.
     Excluding the impact of the Broadlane Acquisition, our depreciation expense as a percentage of related net revenue decreased from 4.7% to 4.2% period over period.
     Amortization of intangibles. Amortization of intangibles for the six months ended June 30, 2011 was $40.5 million, or 14.6% of total net revenue, an increase of $28.4 million, or 234.2%, from amortization of intangibles of $12.1 million, or 6.4% of total net revenue, for the six months ended June 30, 2010. Excluding the impact of additional amortization expense relating to the Broadlane Acquisition, which amounted to $30.9 million, amortization expense decreased compared to the prior year due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.
     Excluding the impact of the Broadlane Acquisition, our amortization expense as a percentage of related net revenue decreased from 6.4% to 4.8% period over period, for the reasons described above.
Segment Operating Expenses
     Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the six months ended June 30, 2011 were $95.4 million, or 34.3% of total net revenue, an increase of $6.1 million, or 6.8%, from $89.3 million, or 47.4% of total net revenue, for the six months ended June 30, 2010.
     RCM operating expenses increased as a result of an $8.5 million increase in compensation expense to new and existing employees, primarily operational service-based employees; a $0.7 million increase in other operating infrastructure expense; a $0.6 million increase in telecommunications expense; and a $0.6 million increase in rent expense. The increase was partially offset by a $2.1 million decrease in amortization of intangibles due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization; a $1.4 million decrease in cost of revenue, exclusive of share-based compensation, in connection with lower direct labor costs associated with lower revenue in our large comprehensive revenue cycle services engagements period over period; and a $0.8 million decrease in share-based compensation expense (for the reason described within “Recent Developments”).
     As a percentage of RCM segment net revenue, segment expenses increased from 85.6% to 88.7% for the six months ended June 30, 2011 and 2010, respectively, for the reasons described above.
     Spend and Clinical Resource Management expenses. Spend and Clinical Resource Management operating expenses for the six months ended June 30, 2011 were $159.5 million, or 57.4% of total net revenue, an increase of $102.3 million, or 178.8%, from $57.2 million, or 30.3% of total net revenue for the six months ended June 30, 2010.
     Of the increase, $78.9 million of expenses were attributable to the Broadlane Acquisition. SCM operating expenses also increased as a result of $19.0 million attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs. The remaining increase was attributable to a $1.9 million increase in compensation expense to new and existing employees, primarily operational service-based employees; a $1.9 million increase in expenses associated with our annual customer and vendor meeting held during the quarter; a $1.0 million increase in telecommunications expense; a $0.6 million increase in cost of revenue; and a $0.4 million increase in other infrastructure expense. The increase was offset by a $1.4 million decrease in share-based compensation expense (for the reason described within “Recent Developments”).
     Excluding the impact of the Broadlane Acquisition, our SCM segment expenses as a percentage of related net revenue, decreased from 68.0% to 67.0% for the six months ended June 30, 2011 and 2010, respectively.
     Corporate expenses. Corporate expenses for the six months ended June 30, 2011 were $15.9 million, a decrease of $4.0 million, or 19.9%, from $19.9 million for the six months ended June 30, 2010, or 5.7% and 10.5% of total net revenue, respectively. The decrease in corporate expenses was primarily attributable to a $3.6 million decrease in share-based compensation expense (for the reason described under “Recent Developments”) and a $0.4 million decrease in other operating infrastructure expense.
Non-operating Expenses
     Interest expense. Interest expense for the six months ended June 30, 2011 was $36.1 million, an increase of $28.4 million, or 366.8% from interest expense of $7.7 million for the six months ended June 30, 2010. As of June 30, 2011, we had total indebtedness of $931.8 million compared to $184.1 million as of June 30, 2010. The increase in interest expense is attributable to the increase in our indebtedness period over period associated with the funding of the Broadlane Acquisition.
     The increase in our indebtedness will cause a significant increase in our interest expense in future periods as compared to prior periods.
     Other income. Other income for the six months ended June 30, 2011 was $0.3 million, comprised principally of rental income. Other income for the six months ended June 30, 2010 was comprised of $0.2 million in rental income.
     Income tax (benefit) expense. Income tax benefit for the six months ended June 30, 2011, was $10.0 million, an increase of

$15.8 million from an income tax expense of $5.8 million for the six months ended June 30, 2010. The income tax benefit recorded during the six months ended June 30, 2011, and income tax expense recorded during the six months ended June 30, 2010, reflected an effective tax rate of 35.0% and 39.7%, respectively. The decrease in our effective tax rate was primarily attributable to the decrease in our annual estimated effective tax rate from 40.3% for 2010 to 34.6% for 2011. The reduction in our rate is primarily attributable to the expectation of a pretax loss in 2011 compared to expected pretax book income in 2010. Our various rate reconciling items such as state taxes, certain permanent items and credits for research and development expenditures have opposite effects in 2011 compared to 2010.
     We expect the amount of our permanent differences, certain state taxes and credits for research and development expenditures to remain relatively constant for 2011, meaning these are not directly related to the change in pre-tax book income or loss. Consequently, as pre-tax book income or losses fluctuate during the year, our estimated annual effective tax rate could be significantly impacted by this potential movement.
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
     In connection with the Broadlane Acquisition, we entered into the Credit Agreement with Barclays Bank PLC and JP Morgan Securities LLC. The Credit Agreement consists of a six-year $635.0 million senior secured term loan facility and a five-year $150.0 million senior secured revolving credit facility that contains a letter of credit sub-facility of $25.0 million and a swing line sub-facility of $25.0 million. On March 31, 2011, we entered into the first amendment to the Credit Agreement to redefine the swing line lender as Bank of America, N.A. from Barclays Bank.
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
     Our expectation relating to the $123.1 million deferred purchase payment will be to fund the payment by the due date from a combination of our free cash flow generated during the year and drawing upon our existing revolving credit facility to fund any shortfall. If we do not have enough liquidity to fund the deferred purchase payment with the combination of our free cash flow and revolving credit facility, we can obtain additional funding under are Credit Agreement via incremental loan facilities or an increase in the aggregate commitments under the revolving credit facility. Lastly, we may consider an equity issuance to raise cash to fund the deferred purchase payment.
     Historically, we have utilized federal net operating loss carryforwards for both regular and Alternative Minimum Tax payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. As of June 30, 2011, we have exhausted all of our federal net operating losses. Consequently, we expect our cash paid for taxes to increase significantly in future years.
     We have not historically utilized borrowings available under our existing credit agreement to fund operations. In September 2008, we voluntarily changed our cash management practice to reduce our interest expense. We instituted an auto-borrowing plan which caused all excess cash on hand to be used to repay our swing-line credit facility on a daily basis. As we changed lenders in the course of the Broadlane Acquisition, this practice was suspended. On March 31, 2011, in connection with amending the Credit Agreement, we re-instituted this arrangement by amending our credit agreement and assigning the entire swing-line component of our revolving credit facility to our former lender. As a result, any excess cash on hand will be used to repay our swing-line balance, if any, on a daily basis. See Note 6 to the Condensed Consolidated Financial Statements for further details.
     As of June 30, 2011, we had zero dollars drawn on our revolving credit facility resulting in $149.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:
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
Discussion of Cash Flow
     As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents totaling $42.2 million and $46.8 million, respectively.
Operating Activities.
     The following table summarizes the cash provided by operating activities for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010	Change
	Amount	Amount	Amount	%
		(In millions)
Net (loss) income	$(18.7)	$8.8	$(27.5)	-312.5%
Non-cash items	40.1	27.6	12.5	45.3
Net changes in working capital	15.9	(0.6)	16.5	2,750.0

Net cash provided by operations	$37.3	$35.8	$1.5	4.2%
     Net (loss) income represents the loss or profitability attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, impairment of intangibles, if any, and non-cash interest expense. Refer to our Condensed Consolidated Statement of Cash Flows for details regarding these non-cash items. The total for these non-cash expenses was $40.1 million and $27.6 million for the six months ended June 30, 2011 and 2010, respectively. The increase in non-cash expenses for the six months ended June 30, 2011 compared to June 30, 2010 was primarily attributable to: (i) an increase in depreciation of property and equipment and amortization of intangibles primarily associated with the assets acquired in the Broadlane Acquisition; (ii) an increase in the amortization of debt issuance costs primarily associated with financing the Broadlane Acquisition; (iii) an increase in our excess tax benefit from the exercise of equity awards; and (iv) an increase in noncash interest expense primarily associated with our deferred payment due for the Broadlane Acquisition. The increase was partially offset by: (i) a decrease in deferred income taxes associated with the tax impact of the Broadlane Acquisition; (ii) a decrease in share-based compensation for the reasons described under “Recent Developments”; and (iii) a decrease in bad debt expense. Refer to our Management Discussion and Analysis for more detail.
     Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the six months ended June 30, 2011, the working capital changes resulting in an increase to cash flow from operations of $16.5 million primarily consisted of the following:
Increase to cash flow
•	a decrease in prepaid expenses and other assets of $2.9 million primarily related to an income tax refund received during the year;

•	a decrease in accounts receivable of $2.1 million primarily related to the timing of invoicing and cash collections;

•	a $11.5 million increase in deferred revenue for cash receipts not yet recognized as revenue;

•	an increase in accrued revenue share obligation and rebates of $4.1 million due to the timing of cash payments and customer purchasing volume at our GPO; and

•	a $1.8 million increase in accrued payroll and benefits due to payroll cycle timing.
     The working capital changes resulting in increases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in a reduction to cash flow:
Reduction of cash flow
•	a $3.8 million decrease in other accrued expenses due to the timing of various payment obligations; and

•	an increase in other long-term assets of $2.8 million related to the timing of cash payments for our deferred sales expenses and an increase in our deferred implementation costs.
     For the six months ended June 30, 2010, the working capital changes resulting in a reduction to cash flow from operations of $0.6 million primarily consisted of the following:

Reduction of cash flow
•	an increase in prepaid expenses and other assets of $4.2 million primarily related to an income tax refund recorded during the year;

•	an increase in accounts receivable of $3.7 million primarily related to the timing of invoicing and cash collections and our revenue growth; and

•	an $0.8 million decrease in accrued payroll and benefits due to payroll cycle timing.
     The working capital changes resulting in reductions to the cash flow from operations discussed above were partially offset by the following changes in working capital resulting in increases to cash flow:
Increase to cash flow
•	a $3.6 million increase in deferred revenue for cash receipts not yet recognized as revenue;

•	a $2.6 million working capital increase in trade accounts payable due to the timing of various payment obligations; and

•	a $2.5 million increase in other accrued expenses due to the timing of various payment obligations.
Investing Activities.
     Investing activities used $16.0 million of cash for the six months ended June 30, 2011 which included: $10.7 million for investment in software development; and $5.3 million of capital expenditures.
     Investing activities used $18.9 million of cash for the six months ended June 30, 2010 which included: $8.0 million of capital expenditures that were primarily related to the growth in our RCM segment; $7.7 million for investment in software development; and $3.2 million in acquisitions.
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
Financing Activities.
     Financing activities used $26.0 million of cash for the six months ended June 30, 2011. We made payments on our credit facility of $28.2 million in addition to payments of $0.3 million that were made on our finance obligation described below in “Off-Balance Sheet Arrangements and Commitments”. This was offset by $1.6 million we received from the issuance of common stock and $0.9 million from the excess tax benefit for the exercise of stock options. Our credit agreement requires an assessment of excess cash flow beginning December 31, 2011. We will be required to make any necessary cash flow payment within the first quarter of 2012.
     Financing activities used $22.4 million of cash for the six months ended June 30, 2010. We made payments on our credit facility of $31.0 million in addition to payments of $0.3 million that were made on our finance obligation. This was offset by $5.9 million we received from the issuance of common stock and $3.1 million from the excess tax benefit for the exercise of stock options.
Off-Balance Sheet Arrangements and Commitments
     We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building located in Cape Girardeau, Missouri under a finance obligation. We do not believe that this letter of credit will be drawn.
     We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of June 30, 2011 for each respective year (Unaudited, in thousands):

	Amount
2011	$7,116	(1)
2012	12,810
2013	9,304
2014	8,259
2015	6,428
Thereafter	18,823

Total future minimum rental payments	$62,740

(1)	Represents the remaining rental payments due during the fiscal year ending December 31, 2011.
     As of June 30, 2011, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
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
     The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation	2011	2010	2011	2010
		(Unaudited, in thousands)
Net (loss) income	$(2,488)	$3,294	$(18,658)	$8,814
Depreciation	5,228	4,540	10,907	8,833
Depreciation (included in cost of revenue)	254	719	509	1,441
Amortization of intangibles	20,232	6,026	40,472	12,110
Amortization of intangibles (included in cost of revenue)	139	185	278	370
Interest expense, net of interest income(1)	18,068	3,772	36,110	7,685
Income tax (benefit) expense	(1,852)	2,059	(10,033)	5,792

EBITDA	39,581	20,595	59,585	45,045
Share-based compensation expense(2)	(2,521)	3,039	822	6,511
Rental income from capitalizing building lease(3)	(109)	(109)	(218)	(219)
Purchase accounting adjustments(4)	499	—	6,063	—
Acquisition and integration related expenses(5)	6,828	1,869	18,971	1,869

Adjusted EBITDA	$44,278	$25,394	$85,223	$53,206

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements filed in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of this rental income.

(4)	Upon acquiring Broadlane on November 16, 2010, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability.

For the three months ended June 30, 2011, the $0.5 million represents the net amount of: (i) $0.7 million in gross administrative fees and other service fees primarily based on vendor reporting received from April 1, 2011 through June 30, 2011 relating to purchases made prior to the acquisition date, and (ii) a corresponding revenue share obligation of $0.2 million relating to the same period.

For the six months ended June 30, 2011, the $6.1 million represents the net amount of: (i) approximately $10.8 million in gross administrative fees and other service fees primarily based on vendor reporting received from January 1, 2011 through June 30, 2011 relating to purchases made prior to the acquisition date, and (ii) a corresponding revenue share obligation of $4.7 million relating to the same period.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited, in thousands)
Net (loss) income	$(2,488)	$3,294	$(18,658)	$8,814

Pre-tax non-cash, aquisition-related intangible amortization	20,371	6,211	40,750	12,480

Pre-tax non-cash, share-based compensation(1)	(2,521)	3,039	822	6,511

Pre-tax acquisition and integration related expenses(2)	6,828	1,869	18,971	1,869

Pre-tax purchase accounting adjustment(3)	499	—	6,063	—

Pre-tax deferred payment interest expense accretion(4)	837	—	1,654	—

Pre-tax, deal related depreciation(5)	546	—	1,091	—

Tax effect on pre-tax adjustments(6)	(10,624)	(4,276)	(27,740)	(8,271)

Non-GAAP adjusted net (loss) income	$13,448	$10,137	$22,953	$21,403

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Per share data	2011	2010	2011	2010
	(Unaudited)
EPS — diluted	$(0.04)	$0.06	$(0.33)	$0.15

Pre-tax non-cash, aquisition-related intangible amortization	0.35	0.10	0.71	0.21

Pre-tax non-cash, share-based compensation(1)	(0.04)	0.05	0.02	0.11

Pre-tax acquisition and integration related expenses(2)	0.12	0.03	0.33	0.03

Pre-tax purchase accounting adjustment(3)	0.01	—	0.11	—

Pre-tax deferred payment interest expense accretion(4)	0.01	—	0.02	—
Pre-tax, deal related depreciation(5)	0.01	—	0.02	—

Tax effect on pre-tax adjustments(6)	(0.19)	(0.07)	(0.48)	(0.14)

Non-GAAP cash EPS — diluted	$0.23	$0.17	$0.40	$0.36

Weighted average shares — diluted (in 000s)(7)	57,357	59,456	57,295	59,148

(1)	Represents the amount and the per share impact of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact of certain costs incurred specific to the integration of Broadlane, inclusive of personnel and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Represents the amount and the per share impact of certain purchase accounting adjustments associated with the Broadlane Acquisition that reflects the fair value of gross administrative fee receivables and other service fees less revenue share obligation primarily related to customer purchases that were reported to us during the three and six months ended June 30, 2011.

(4)	Represents the amount and the per share impact of interest expense on the accretion of the $123.1 million deferred payment associated with the Broadlane Acquisition. We believe such expenses are infrequent in nature and are not indicative of continuing operating performance.

(5)	Represents the amount and the per share impact of depreciation expense associated with software acquired in connection with the Broadlane Acquisition. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(6)	This amount reflects the tax impact on the adjustments used to derive Non-GAAP cash EPS - diluted. The Company generally utilizes its effective tax rate for each respective period to calculate the tax effect of each adjustment. Given the impact of the Broadlane acquisition on the Company’s 2011 actual effective tax rate, the Company used a tax rate of 40.0% for the three and six months ended June 30, 2011. The effective tax rate for the three months ended June 30, 2011 and 2010 was 42.7% and 38.5%, respectively. The effective tax rate for the six months ended June 30, 2011 and 2010 was 35.0% and 39.7%, respectively.

(7)	Given the Company’s net loss for the three and six months ended June 30, 2011, basic and diluted weighted average shares are the same.
New Pronouncements
Comprehensive Income
     In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to comprehensive income. The update would require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. The update will be effective for fiscal years and interim periods within those years, beginning after December 15, 2011. We believe there will be no significant impact on our Condensed Consolidated Financial Statements.
Fair Value
     In May 2011, the FASB issued an accounting standard update relating to fair value measurements and disclosures. The update provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The update changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The update will be effective for fiscal years and interim periods within those years, beginning after December 15, 2011. We currently do not have level 3 fair value measurements. We are currently assessing the impact of the adoption of this update but currently believe there will be no significant impact on our Condensed Consolidated Financial Statements.
Business Combinations
     In December 2010, the FASB issued an accounting standards update relating to supplemental pro forma information for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplementary pro forma disclosures. The update was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The update will only affect us if we execute future business combinations.
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
Revenue Recognition
     In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance is applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this guidance impacts our arrangements with one-time or nonrecurring performance fees that are contingent upon achieving certain results. Historically, we had recognized these types of performance fees in the period the respective performance target has been met. Effective January 1, 2011, these performance fees are recognized proportionately over the contract term. We adopted this update on January 1, 2011 and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.
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
     Interest rate risk. We had outstanding borrowings on our term loan of $606.8 million as of June 30, 2011. The term loan bears interest at LIBOR, subject to a floor of 1.5% plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of June 30, 2011, which bears interest at 8% per annum.
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
     A hypothetical 100 basis point increase in LIBOR (without regard to the LIBOR floor), which would represent potential interest rate change exposure on our outstanding term loan, would have resulted in a $3.0 million increase to our interest expense for the six months ended June 30, 2011.

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
Changes in Internal Control over Financial Reporting
     In November 2010, we completed our acquisition of Broadlane. In accordance with our integration efforts, we plan to incorporate Broadlane’s operations into our internal control over financial reporting program in the future within the time period provided by applicable SEC rules and regulations. There have been no changes in our internal control over financial reporting for the three months ended June 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

Item 1A.	Risk Factors
     There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	[Removed and Reserved]

Item 5.	Other Information
     During the 2011 Annual Meeting of Stockholders of MedAssets, Inc. held on May 26, 2011, stockholders approved the Board’s recommendation of “One Year” as the frequency with which stockholders will be provided an advisory vote on executive compensation. This was reported on a Current Report on Form 8-K filed on May 26, 2011 with the SEC. The Company intends to include a stockholder vote on the compensation of its executives in our proxy materials on an annual basis until the next required stockholder vote on the frequency of an advisory stockholder vote on executive compensation.

Item 6.	Exhibits

Exhibit
No.	Description of Exhibit
10.1*	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the
Company and John A. Bardis

10.2*	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the
Company and Rand Ballard

10.3*	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the
Company and Charles Garner

10.4*	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the
Company and L. Neil Hunn

10.5*	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the
Company and Lance M. Culbreth

31.1*
Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Financial Officer
and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Signatures
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ JOHN A. BARDIS Name: John A. Bardis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	August 5, 2011

/s/ CHARLES O. GARNER Name: Charles O. Garner	Chief Financial Officer (Principal Financial Officer)	August 5, 2011

EXHIBIT INDEX

Exhibit
No.	Description of Exhibit
10.1*	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the
Company and John A. Bardis

10.2*	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the
Company and Rand Ballard

10.3*	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the
Company and Charles Garner

10.4*	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the
Company and L. Neil Hunn

10.5*	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the
Company and Lance M. Culbreth

31.1*
Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Financial Officer
and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith