Form 10-Q
period 2011-09-30
MEDASSETS INC
filed 2011-11-08
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 3, 2011, the registrant had 58,481,640 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MedAssets, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$ 43,654	$ 46,836
Accounts receivable, net of allowances of $4,645 and $5,256 as of September 30, 2011 and December 31, 2010, respectively	94,938	100,020
Deferred tax asset, current	18,726	18,087
Prepaid expenses and other current assets	17,155	19,811

Total current assets	174,473	184,754
Property and equipment, net	85,900	77,737
Other long term assets
Goodwill	1,033,189	1,035,697
Intangible assets, net	423,321	484,438
Other	62,166	62,727

Other long term assets	1,518,676	1,582,862

Total assets	$ 1,779,049	$ 1,845,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$ 13,626	$ 18,107
Accrued revenue share obligation and rebates	67,001	57,744
Accrued payroll and benefits	24,307	22,149
Other accrued expenses	24,587	22,268
Deferred revenue, current portion	43,077	36,533
Deferred purchase consideration (Note 3)	119,617	119,912
Current portion of notes payable	6,350	6,350
Current portion of finance obligation	208	186

Total current liabilities	298,773	283,249
Notes payable, less current portion	573,888	628,650
Bonds payable (Note 6)	325,000	325,000
Finance obligation, less current portion	9,343	9,505
Deferred revenue, less current portion	13,421	9,597
Deferred tax liability	133,617	150,887
Other long term liabilities	8,049	2,882

Total liabilities	1,362,091	1,409,770

Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 58,661,000 and 58,410,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	587	584
Additional paid-in capital	673,538	668,028
Accumulated other comprehensive loss	(4,497)	-
Accumulated deficit	(252,670)	(233,029)

Total stockholders’ equity	416,958	435,583

Total liabilities and stockholders’ equity	$ 1,779,049	$ 1,845,353

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Revenue:
Administrative fees, net	$ 62,635	$ 27,883	$ 179,032	$ 84,437
Other service fees	80,923	67,969	242,459	199,948

Total net revenue	143,558	95,852	421,491	284,385

Operating expenses:

Cost of revenue (inclusive of certain amortization expense)	29,528	22,697	90,571	67,176
Product development expenses	6,771	4,666	19,646	14,859
Selling and marketing expenses	12,853	8,671	43,454	35,348
General and administrative expenses	53,196	29,196	149,107	91,425
Acquisition and integration-related expenses	3,742	2,482	22,713	4,351
Depreciation	5,507	5,235	16,414	14,068
Amortization of intangibles	20,228	5,596	60,700	17,706

Total operating expenses	131,825	78,543	402,605	244,933

Operating income	11,733	17,309	18,886	39,452
Other income (expense):
Interest (expense)	(17,818)	(3,247)	(53,942)	(10,986)
Other income	2,490	84	2,770	286

(Loss) income before income taxes	(3,595)	14,146	(32,286)	28,752
Income tax (benefit) expense	(2,612)	5,685	(12,645)	11,477

Net (loss) income	$ (983)	$ 8,461	$ (19,641)	$ 17,275

Basic and diluted income per share:
Basic net (loss) income	$ (0.02)	$ 0.15	$ (0.34)	$ 0.31

Diluted net (loss) income	$ (0.02)	$ 0.14	$ (0.34)	$ 0.29

Weighted average shares - basic	57,410	56,717	57,334	56,238
Weighted average shares - diluted	57,410	59,786	57,334	59,340

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2011

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
	(In thousands)
Balances at December 31, 2010	58,410	$ 584	$ 668,028	$ -	$ (233,029)	$ 435,583

Issuance of common stock from equity award exercises	309	2	1,794	-	-	1,796
Issuance of common restricted stock (net of forfeitures)	36	2	-	-	-	2
Stock compensation expense	-	-	2,945	-	-	2,945
Excess tax benefit from equity award exercises	-	-	1,748	-	-	1,748
Repurchase of common stock	(94)	(1)	(977)	-	-	(978)
Other comprehensive income (loss):
Unrealized loss from hedging activities (net of a tax of $1,663)	-	-	-	(4,497)	-	(4,497)
Net loss	-	-	-	-	(19,641)	(19,641)

Comprehensive loss	-	-	-	-	-	(24,138)

Balances at September 30, 2011	58,661	$ 587	$ 673,538	$ (4,497)	$ (252,670)	$ 416,958

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Operating activities
Net (loss) income	$ (19,641)	$ 17,275
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Bad debt expense	781	643
Depreciation	17,231	16,236
Amortization of intangibles	61,117	18,216
Loss on sale of assets	116	91
Noncash stock compensation expense	2,945	8,653
Excess tax benefit from exercise of equity awards	(1,814)	(5,097)
Amortization of debt issuance costs	5,583	1,372
Noncash interest expense, net	2,974	399
Deferred income tax (benefit) expense	(17,203)	3,408
Changes in assets and liabilities:
Accounts receivable	4,191	(8,718)
Prepaid expenses and other assets	2,654	(6,159)
Other long-term assets	(4,215)	(1,189)
Accounts payable	(148)	3,743
Accrued revenue share obligations and rebates	8,832	(6,795)
Accrued payroll and benefits	1,518	(6,007)
Other accrued expenses	398	3,341
Deferred revenue	10,368	7,693

Cash provided by operating activities	75,687	47,105

Investing activities
Purchases of property, equipment and software	(7,592)	(9,577)
Capitalized software development costs	(18,847)	(11,897)
Acquisitions, net of cash acquired	-	(3,160)

Cash used in investing activities	(26,439)	(24,634)

Financing activities
Repayment of notes payable	(54,763)	(41,646)
Repayment of finance obligations	(496)	(493)
Excess tax benefit from exercise of equity awards	1,814	5,097
Issuance of common stock	1,796	9,081
Purchase of treasury shares	(781)	-

Cash used in financing activities	(52,430)	(27,961)

Net decrease in cash and cash equivalents	(3,182)	(5,490)
Cash and cash equivalents, beginning of period	46,836	5,498

Cash and cash equivalents, end of period	$ 43,654	$ 8

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

The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2010, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2011.

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

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During the nine months ended September 30, 2011, we adjusted our estimates related to the following:

Customer Relationship Period

We finalized a study of our customer relationship period using data based on our historical experience. As a result of the study, effective January 1, 2011, we changed our customer relationship period for which we recognize revenue related to implementation and setup fees charged for our software as a service (“SaaS”) based services from an average of four years to six years. We will apply this change in estimate on a prospective basis. We estimate the impact of the change in customer relationship period will reduce our 2011 other service fee revenue by approximately $800, operating income by $600 and earnings per share by approximately $0.01 per share.

Internally Developed Software Useful Life

We finalized a study of our internally developed software useful life based on our historical experience. As a result of the study, effective January 1, 2011, we changed the useful life for which we will recognize depreciation expense related to internally developed software from three years to up to but generally five years. We will apply this change in estimate on a prospective basis. We estimate the impact of the change in internally developed software useful life will reduce our 2011 depreciation expense by approximately $5,600 and increase our 2011 operating income by $5,600 and earnings per share by approximately $0.06 per share.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. Refer to Note 6 for additional information. In addition, we may periodically make voluntary repayments on our term loan. Cash and cash equivalents were $43,654 and $46,836 as of September 30, 2011 and December 31, 2010, respectively, and our revolver and swing-line balances were zero as of such dates. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 6 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $43,154 as of September 30, 2011.

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

Intangibles — Goodwill and Other

In September 2011, the FASB issued an accounting standards update amending the guidance on the annual testing of goodwill for impairment. The update will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The update will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We believe there will be no significant impact on our Condensed Consolidated Financial Statements.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Revenue Recognition

In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance is applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this guidance impacts our arrangements with one-time or nonrecurring performance fees that are contingent upon achieving certain results. Historically, we had recognized these types of performance fees in the period in which the respective performance target had been met. Effective January 1, 2011, one-time or non-recurring performance fees are recognized proportionately over the contract term. We will continue to recognize recurring performance fees in the period in which they are earned. We adopted this update on January 1, 2011 and the adoption did not have a material impact on our Condensed Consolidated Financial Statements.

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

Service arrangements generally include multiple deliverables or elements such as group purchasing services, consulting services, and SaaS-based subscription and implementation services. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to the individual elements within the arrangement based on their relative selling price using VSOE, TPE, or ESP for each element of the arrangement. We establish VSOE, TPE, or ESP for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a stand-alone arrangement. Revenue is then recognized for each element according to the following revenue recognition methodology: (i) group purchasing service revenue is recognized as administrative fees are reported to us (generally ratably over the contractual term), (ii)consulting revenue is recognized on a proportional performance method as services are performed and deliverables are provided; and (iii) SaaS-based subscription revenue is recognized ratably over the subscription period (upfront non-refundable fees on our SaaS-based subscription services are recognized over the longer of the subscription period or the estimated customer relationship period) beginning with the period in which the SaaS-based services are accepted by the customer.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

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

In addition, certain of our arrangements include performance targets or other contingent fees that are not fixed and determinable at the inception of the arrangement. If the total arrangement consideration is not fixed and determinable at the inception of the arrangement, we allocate only that portion of the arrangement that is fixed and determinable to each element. As additional consideration becomes fixed, it is similarly allocated based on VSOE, TPE or ESP to each element in the arrangement and recognized in accordance with each element’s revenue recognition policy.

Performance targets generally relate to committed financial improvement to our customers from the use of our services. Revenue is only recognized if there are no refund rights and the fees earned are fixed and determinable. We receive customer acceptance as performance targets are achieved. In the event the performance targets are not achieved, we may be obligated to refund or reduce a portion of our fees.

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

At closing, we paid Broadlane LLC approximately $725,000 in cash plus $20,895 for a working capital based purchase price adjustment for an aggregate preliminary purchase price of $745,895. In addition, we will make an additional payment in cash, subject to adjustment and to certain limitations, that was originally estimated at $123,100 (the “deferred purchase consideration”).

At closing, we recorded $119,505 on our balance sheet, representing the present value of the estimated $123,100 deferred purchase consideration amount. As discussed below, during September 2011, we decreased the deferred purchase consideration by $2,811 based on an agreement with Broadlane LLC. During the three and nine months ended September 30, 2011, we recognized approximately $763 and $2,402, respectively, in imputed interest expense due to the accretion of this liability and we will record the remaining interest expense using the effective interest method to accrete the deferred purchase consideration to its face value by January 4, 2012. The balance of the deferred purchase consideration was $119,617 as of September 30, 2011 and has been recorded as a current liability in the accompanying Condensed Consolidated Balance Sheet.

During September 2011, we reached an agreement on the final purchase price with Broadlane LLC. As a result, we recorded a net adjustment of approximately $1,712 to the purchase price. The net adjustment includes a $2,811 reduction to our initial estimate of the deferred purchase consideration to adjust the deferred purchase consideration to the final agreed upon amount of $120,289. The final adjusted deferred purchase consideration amount of $120,289 will be paid on or before January 4, 2012. Refer to the table below for additional details.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Broadlane Purchase Price Allocation

The following table summarizes the preliminary amounts of the assets acquired and liabilities assumed recognized at the acquisition date in addition to adjustments made thus far in the first year after the acquisition date (measurement period adjustments). The measurement period adjustments did not have a significant impact on our earnings, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements.

	Amounts Previously Recognized as of Acquisition Date (Provisional)(1)	Measurement Period Adjustments	Amounts Recognized as of Acquisition Date (Adjusted)
Current assets(2)	$ 56,402	$ 104	$ 56,506
Property and equipment	13,941	-	13,941
Other long term assets	110	-	110
Goodwill(3)	567,326	(2,508)	564,818
Intangible assets	419,900	-	419,900

Total assets acquired	1,057,679	(2,404)	1,055,275
Current liabilities(4)	35,832	1,018	36,850
Other long term liabilities(5)	156,447	(1,710)	154,737

Total liabilities assumed	192,279	(692)	191,587

Total purchase price	$ 865,400	$ (1,712)	$ 863,688

(1)	As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(2)	Represents: (i) a $1,121 increase to accounts receivable relating to administrative fees earned associated with customer purchases that occurred prior to the acquisition date in excess of what was originally estimated; (ii) a $779 reduction to accounts receivable relating to certain service fees earned as of the acquisition date adjusted based on our estimate of net realizable value; and (iii) a $238 reduction in deferred tax assets for the tax impact of the change in accounts receivable.

(3)	Represents the cumulative change to goodwill for the changes in current assets, current liabilities and other long term liabilities.

(4)	Represents: (i) revenue share obligation of $424 owed to customers associated with the additional administrative fees earned as noted above; (ii) a $475 increase in the self insurance liability assumed at the acquisition date; and (iii) a $119 increase in current liabilities primarily relating to payroll and other payroll benefits.

(5)	Represents: (i) an $841 reduction in our uncertain tax positions based on a federal audit of Broadlane completed by the Internal Revenue Service in which no tax liability had been identified; (ii) a $618 increase in other long-term liabilities based on our latest estimate of certain obligations; and (iii) a $1,487 reduction in deferred tax liabilities.

We expect to continue to adjust our preliminary estimates during the measurement period for matters such as the administrative fee receivable and the related revenue share obligation as actual purchases are reported to us, certain liabilities including our self-insurance liability as we receive updated information that may cause the initial amount recorded at the time of the Broadlane Acquisition to change, deferred income taxes, goodwill and possibly other matters.

4.	RESTRUCTURING ACTIVITIES

Broadlane Restructuring Plan

In connection with the Broadlane Acquisition, our management approved and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our SCM segment. During the three and nine months ended September 30, 2011, we expensed exit and integration related costs of approximately $3,742 and $22,713, respectively, associated with restructuring activities of the acquired operations consisting of severance and other restructuring and integration costs. These costs are included within the acquisition and integration-related expenses line on the accompanying Condensed Consolidated Statements of Operations.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

As of September 30, 2011, the components of our restructuring plan are as follows:

—

Involuntary employee terminations — we reorganized our SCM workforce and eliminated redundant or unneeded positions in connection with combining our business operations. In connection with the workforce restructuring, we expect to incur severance, benefits and other employee related costs in the range of $1,700 to $3,700 to be incurred over the nine to fifteen months following September 30, 2011. During the three and nine months ended September 30, 2011, we expensed approximately $1,660 and $11,754, respectively, related to severance and other employee benefits in connection with our plan. As of September 30, 2011, we had approximately $2,763 included in current liabilities for these costs.

—

System migration and standardization — we are integrating and standardizing certain software platforms of the combined business operations. In connection with the system migration and standardization, we expect to incur costs up to $1,000 over the three to nine months following September 30, 2011. During the three and nine months ended September 30, 2011, we expensed approximately $1,357 and $4,434, respectively, related to consulting and other third-party services in connection with our plan.

—

Facilities consolidation — we are consolidating office space in areas where we have common or redundant locations. We expect to incur costs in the range of $0 to $575 over the three to nine months following September 30, 2011 relating to ceasing use of certain facilities. During the three and nine months ended September 30, 2011, we expensed approximately $725 and $6,525, respectively, relating to exit costs associated with our office space consolidation. As of September 30, 2011, we had approximately $2,666 included in current liabilities for these costs.

The changes in the plan during the nine months ended September 30, 2011 are summarized as follows:

	Accrued, December 31, 2010	Charges Incurred	Cash Payments	Accrued, September 30, 2011
Broadlane Restructuring Plan
Involuntary employee terminations	$ 3,488	$ 11,754	$ (12,479)	$ 2,763
System migration and integration	-	4,434	(4,434)	-
Facility consolidation	-	6,525	(3,859)	2,666

Total Broadlane Restructuring Costs	$ 3,488	$ 22,713	$ (20,772)	$ 5,429

RCM Management Restructuring Plan

Our management approved and initiated a plan to restructure our operations resulting in certain management changes within our RCM segment. During the three and nine months ended September 30, 2011, we expensed costs of approximately $1,204 associated with these restructuring activities consisting of severance costs. These costs are included within the product development and general and administrative expense line items on the accompanying Condensed Consolidated Statements of Operations.

The changes in the plan during the nine months ended September 30, 2011 are summarized as follows:

	Accrued, December 31, 2010	Charges Incurred	Cash Payments	Accrued, September 30, 2011
RCM Management Restructuring Plan
Employee terminations	$ -	$ 1,204	$ (286)	$ 918

5.	DEFERRED REVENUE

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following table summarizes the deferred revenue categories and balances as of:

	September 30, 2011	December 31, 2010
Software and implementation fees	$ 20,796	$ 15,290
Service fees	22,227	26,970
Administrative fees	12,735	2,573
Other fees	740	1,297

Deferred revenue, total	56,498	46,130
Less: Deferred revenue, current portion	(43,077)	(36,533)

Deferred revenue, non-current portion	$ 13,421	$ 9,597

As of September 30, 2011 and December 31, 2010, deferred revenue included in our Condensed Consolidated Balance Sheets that was contingent upon meeting performance targets was $9,001 and $4,841, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target.

6.	NOTES AND BONDS PAYABLE

The balances of our notes and bonds payable are summarized as follows as of:

	September 30, 2011	December 31, 2010
Notes payable - senior	$ 580,238	$ 635,000
Bonds payable	325,000	325,000

Total notes and bonds payable	905,238	960,000
Less: current portions	(6,350)	(6,350)

Total long-term notes and bonds payable	$ 898,888	$ 953,650

Notes Payable

The principal amount of our long term notes payable consists of our senior term loan facility which had an outstanding balance of $580,238 as of September 30, 2011. We had no amounts drawn on our revolving credit facility, and no amounts drawn on our swing-line component, resulting in approximately $149,000 of availability under our credit facility inclusive of the swing-line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of September 30, 2011. During the nine months ended September 30, 2011, we made payments on our term loan which included two voluntary prepayments totaling $50,000 and scheduled principal payments of $4,763. The applicable weighted average interest rate (inclusive of the applicable bank margin) on our senior term loan facility at September 30, 2011 was 5.25%.

On November 16, 2010, in connection with the Broadlane Acquisition, we entered into a new credit agreement (the “Credit Agreement”) with Barclays Bank PLC and JP Morgan Securities LLC. The Credit Agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The Credit Agreement also includes certain maintenance covenants (which took effect on March 31, 2011) including but not limited to, a maximum total leverage ratio of consolidated indebtedness to consolidated EBITDA and a minimum consolidated interest coverage ratio of consolidated EBITDA to consolidated cash interest expense (as defined in the Credit Agreement). The Company was in compliance with these covenants as of September 30, 2011.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

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

Bonds Payable

In connection with the financing of the Broadlane Acquisition, the Company closed the offering of an aggregate principal amount of $325,000 of senior notes due 2018 (the “Notes”) in a private placement (the “Notes Offering”). The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing domestic subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the Credit Agreement. Each of the subsidiary guarantors is 100% owned by the Company; the guarantees by the subsidiary guarantors are full and unconditional; the guarantees by the subsidiary guarantors are joint and several; the Company has no independent assets or operations; and any subsidiaries of the Company other than the subsidiary guarantors are minor. The Notes and the guarantees are senior unsecured obligations of the Company and the subsidiary guarantors, respectively.

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of September 30, 2011.

The Company has the option to redeem all or part of the Notes as follows: (i) at any time prior to November 15, 2013, the Company may at its option redeem up to 35% of the aggregate original principal amount of Notes issued; and (ii) on or after November 15, 2014, the Company may at its option, redeem all or a part of the Notes after the required notification procedures have been performed, at the following redemption prices:

Year	Percentage
2014	104%
2015	102%
2016 and thereafter	100%

The Notes also contain a redemption feature that would require the repurchase of 101% of the aggregate principal amount plus accrued and unpaid interest at the option of the holders upon a change in control.

As of September 30, 2011, the Company’s 8% senior notes due 2018 were trading at approximately 94.9% of par value.

As of September 30, 2011, we had approximately $40,266 of debt issuance costs related to our Credit Agreement and Notes which will be amortized into interest expense using the effective interest method until the maturity date. For the nine months ended September 30, 2011 and 2010, we recognized approximately $5,583 and $1,372, respectively, in interest expense related to the amortization of debt issuance costs.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following table summarizes our stated debt maturities and scheduled principal repayments as of September 30, 2011:

	Senior Unsecured	Senior Unsecured	Senior Unsecured		Senior Unsecured
Year	Term Loan	Senior Unsecured Notes	Total
2011	$1,588	$-	$1,588	(1)
2012	6,350	-	6,350
2013	6,350	-	6,350
2014	6,350	-	6,350
2015	6,350	-	6,350
Thereafter	553,250	325,000	878,250

	$580,238	$325,000	$905,238

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2011.

Total interest paid on our notes and bonds payable during the nine months ended September 30, 2011 and 2010 was approximately $40,305 and $8,887, respectively.

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

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of September 30, 2011, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

Insurance Settlement

During the three months ended September 30, 2011, we received an insurance settlement of $2,340 relating to a 2006 litigation matter that was covered under an insurance policy in effect at the time. We recorded the insurance settlement in other income in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 as certain initial costs related to this matter were expensed in other expense in our Consolidated Statement of Operations in the applicable prior period.

8.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

During the nine months ended September 30, 2011, we issued approximately 309,000 shares of common stock in connection with employee stock option and stock-settled stock appreciation right (or “SSAR”) exercises for aggregate exercise proceeds of $1,796.

Repurchase of Common Stock

On August 23, 2011, our Board of Directors authorized a share repurchase program of up to $25,000 of our common stock. The share repurchase program expires the earlier of twelve months from the authorization by our Board of Directors or the repurchase of $25,000 of our common stock. The following table shows the amount and cost of shares we repurchased for the three months ended September 30, 2011 under the share repurchase program.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,
	2011	2010
Number of shares repurchased	94,747	-
Cost of shares repurchased(1)	$ 978	-

(1) Our share repurchase program requires a three-day cash settlement period with our broker. We made purchases during the last two days of September amounting to 20,000 shares totaling $197, which were settled in October 2011. The cost of these shares is included in other accrued expenses on our Condensed Consolidated Balance Sheet.

As of September 30, 2011, $24,022 remained available for additional purchases under our share repurchase program. The repurchased shares have not been retired and constitute authorized but unissued shares.

Share-Based Compensation

As of September 30, 2011, we had restricted common stock, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of September 30, 2011, we had approximately 925,000 shares reserved and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan.

As described further below, we performed our quarterly probability assessment during the three months ended June 30, 2011 on the performance achievement of certain performance-based restricted stock grants and performance-based SSAR grants. As a result, we recorded an adjustment to share-based compensation for these grants during the three months ended June 30, 2011. During the three months ended September 30, 2011, we did not make any additional adjustments to share-based compensation for these grants.

The total share-based compensation expense related to equity awards was $2,123 and $2,142 for the three months ended September 30, 2011 and 2010, respectively. The total income tax benefit recognized in the Condensed Consolidated Statement of Operations for share-based compensation arrangements related to equity awards was $801 and $813 for the three months ended September 30, 2011 and 2010, respectively.

The total share-based compensation expense related to equity awards charged against income was $2,945 and $8,653 for the nine months ended September 30, 2011 and 2010, respectively. The total income tax benefit recognized in the Condensed Consolidated Statement of Operations for share-based compensation arrangements related to equity awards was $1,116 and $3,283 for the nine months ended September 30, 2011 and 2010, respectively. There were no capitalized share-based compensation expenses during the three and nine months ended September 30, 2011.

Total share-based compensation expense (inclusive of restricted common stock, SSARs and common stock options) for the three and nine months ended September 30, 2011 and 2010 as reflected in our Condensed Consolidated Statements of Operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$ 459	$ 616	$ 1,053	$ 1,843
Product development	97	124	177	457
Selling and marketing	492	433	242	1,849
General and administrative	1,075	969	1,473	4,504

Total share-based compensation expense	$ 2,123	$ 2,142	$ 2,945(1)	$ 8,653

(1) During the three months ended June 30, 2011, we recorded an adjustment to share-based compensation expense based on our probability assessment of performance achievement relating to certain performance-based restricted stock grants and SSAR grants. Refer to the footnote disclosure for further details.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

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

In connection with our quarterly probability assessment of performance achievement during the three months ended June 30, 2011 for the performance-based SSARs and performance-based restricted common stock that were granted under the MedAssets, Inc. Long-Term Performance Incentive Plan in 2008, we no longer believed it to be probable that we would achieve a compounded annual growth rate of diluted adjusted EPS (which we formerly referred to as non-GAAP diluted cash EPS) of greater than 15% for the three-year period ending December 31, 2011. As a result, during the three months ended June 30, 2011, we reversed 100% of the share-based compensation expense recorded to-date for the performance-based SSARs amounting to approximately ($3,659) and 50% of the share-based compensation expense recorded to-date for the performance-based restricted stock amounting to approximately ($2,878).

Employee Stock Purchase Plan

In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. For the nine months ended September 30, 2011, we purchased approximately 45,600 shares of our common stock under the Plan which amounted to approximately $545.

Equity Award Grants

Information regarding equity awards for the nine months ended September 30, 2011 is as follows:

Common Stock Option Awards

During the nine months ended September 30, 2011, we did not grant any stock option awards.

During the nine months ended September 30, 2011, approximately 298,000 stock option awards were forfeited.

As of September 30, 2011, there was approximately $1,597 of total unrecognized compensation expense related to all outstanding stock option awards that will be recognized over a weighted-average period of 1.3 years.

Restricted Common Stock Awards

During the nine months ended September 30, 2011, we granted approximately 239,000 shares of restricted common stock. Approximately 197,000 shares vest over five years; 28,000 shares vest over four years; and 14,000 vest ratably each month through December 31, 2011. The weighted-average grant date fair value of each restricted common stock share was $15.58.

During the nine months ended September 30, 2011, approximately 203,000 shares of restricted common stock were forfeited.

As of September 30, 2011, there was approximately $8,704 of total unrecognized compensation expense related to all unvested restricted common stock awards that will be recognized over a weighted-average period of 2.0 years.

SSARs Awards

During the nine months ended September 30, 2011, we granted approximately 726,000 SSARs. Approximately 605,000 have a service vesting period of five years; and approximately 121,000 vest ratably each month through December 31, 2011. The weighted-average grant date base price of each SSAR was $14.87 and the weighted-average grant date fair value of each SSAR granted during the nine months ended September 30, 2011 was $6.31.

During the nine months ended September 30, 2011, approximately 462,000 SSARs were forfeited.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

As of September 30, 2011, there was approximately $9,528 of total unrecognized compensation expense related to all unvested SSARs that will be recognized over a weighted-average period of 1.8 years.

9.	INCOME TAXES

Income tax (benefit) expense recorded during the nine months ended September 30, 2011 and 2010 reflected an effective income tax rate of 39.2% and 39.9%, respectively. We experienced no significant changes to the accounting for our uncertain tax positions for the nine months ended September 30, 2011.

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

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three and nine months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,
	2011	2010

Numerator for Basic and Diluted (Loss) Income Per Share:
Net (loss) income	$ (983)	$ 8,461
Denominator for basic (loss) income per share weighted average shares	57,410,000	56,717,000
Effect of dilutive securities:
Stock options	-	2,070,000
Stock settled stock appreciation rights	-	480,000
Restricted stock and stock warrants	-	519,000

Denominator for diluted (loss) income per share - adjusted weighted average shares and assumed conversions	57,410,000	59,786,000
Basic (loss) income per share:
Basic net (loss) income per common share	$ (0.02)	$ 0.15

Diluted net (loss) income per share:
Diluted net (loss) income per common share	$ (0.02)	$ 0.14

	Nine Months Ended September 30,
	2011	2010
Numerator for Basic and Diluted (Loss) Income Per Share:
Net (loss) income	$ (19,641)	$ 17,275
Denominator for basic (loss) income per share weighted average shares	57,334,000	56,238,000
Effect of dilutive securities:
Stock options	-	2,089,000
Stock settled stock appreciation rights	-	492,000
Restricted stock and stock warrants	-	521,000

Denominator for diluted (loss) income per share - adjusted weighted average shares and assumed conversions	57,334,000	59,340,000
Basic (loss) income per share:
Basic net (loss) income per common share	$ (0.34)	0.31

Diluted net (loss) income per share:
Diluted net (loss) income per common share	$ (0.34)	0.29

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

During the three and nine months ended September 30, 2011, basic and diluted EPS are the same as all potentially dilutive securities have been excluded from the calculation of diluted EPS given our net loss for the periods. In addition, the effect of certain dilutive securities has been excluded for the three and nine months ended September 30, 2010 because the impact is anti-dilutive as a result of the strike price of certain securities being greater than the average market price (or out of the money) during the periods presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Stock options	888,000	26,000	1,234,000	25,000
SSARs	-	147,000	16,000	142,000
Restricted stock and stock warrants	446,000	-	459,000	-

Total	1,334,000	173,000	1,709,000	167,000

11.	SEGMENT INFORMATION

Beginning January 1, 2011, we reorganized our business to better align with our markets. We consolidated our decision support services (“DSS”) operating unit into our SCM reporting unit to serve as a more comprehensive business tool with a market strategy aimed at focusing on analytical and decision support services to assist customers in identifying, improving and creating efficiencies in their cost structure. All prior period amounts have been retrospectively adjusted to reflect this reorganization.

We deliver our solutions and manage our business through two reportable business segments, Revenue Cycle Management (or “RCM”) and Spend and Clinical Resource Management (or “SCM”).

—

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

—

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following tables represent our results of operations, by segment, for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	RCM	SCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$ -	$ 96,354	$ -	$ 96,354
Revenue share obligation(1)	-	(33,719)	-	(33,719)
Other service fees	53,120	27,803	-	80,923

Total net revenue	53,120	90,438	-	143,558
Total operating expenses	51,395	71,089	9,341	131,825

Operating income (loss)	1,725	19,349	(9,341)	11,733
Interest income (expense)	-	14	(17,832)	(17,818)
Other (expense) income	(90)	130	2,450	2,490

Income (loss) before income taxes	$ 1,635	$ 19,493	$ (24,723)	$ (3,595)
Income tax expense (benefit)	1,488	8,847	(12,947)	(2,612)

Net income (loss)	147	10,646	(11,776)	(983)

Segment Adjusted EBITDA	$ 9,928	$ 42,543	$ (7,266)	$ 45,205

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	As of September 30, 2011
	RCM	SCM	Corporate	Total
Financial Position:
Accounts receivable, net	$ 43,940	$ 51,123	$ (125)	$ 94,938
Other assets	480,747	1,069,253	134,111	1,684,111

Total assets	524,687	1,120,376	133,986	1,779,049
Accrued revenue share obligation	-	67,001	-	67,001
Deferred revenue	30,954	25,544	-	56,498
Notes payable	-	-	580,238	580,238
Bonds payable	-	-	325,000	325,000
Other liabilities	16,617	26,831	289,906	333,354

Total liabilities	$ 47,571	$ 119,376	$ 1,195,144	$ 1,362,091

	Three Months Ended September 30, 2010
	RCM	SCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$ -	$ 43,625	$ -	$ 43,625
Revenue share obligation(1)	-	(15,742)	-	(15,742)
Other service fees	55,920	12,049	-	67,969

Total net revenue	55,920	39,932	-	95,852
Total operating expenses	45,429	22,317	10,797	78,543

Operating income (loss)	10,491	17,615	(10,797)	17,309
Interest (expense)	-	-	(3,247)	(3,247)
Other (expense) income	(68)	30	122	84

Income (loss) before income taxes	$ 10,423	$ 17,645	$ (13,922)	$ 14,146
Income tax expense (benefit)	4,179	6,664	(5,158)	5,685

Net income (loss)	6,244	10,981	(8,764)	8,461

Segment Adjusted EBITDA	$ 18,988	$ 20,813	$ (6,244)	$ 33,557

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Nine Months Ended September 30, 2011
	RCM	SCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$ -	$ 280,478	$ -	$ 280,478
Revenue share obligation(1)	-	(101,446)	-	(101,446)
Other service fees	160,607	81,852	-	242,459

Total net revenue	160,607	260,884	-	421,491
Total operating expenses	146,786	230,573	25,246	402,605

Operating income (loss)	13,821	30,311	(25,246)	18,886
Interest (expense)	-	-	(53,942)	(53,942)
Other (expense) income	(76)	170	2,676	2,770

Income (loss) before income taxes	$ 13,745	$ 30,481	$ (76,512)	$ (32,286)
Income tax expense (benefit)	5,723	12,690	(31,058)	(12,645)

Net income (loss)	8,022	17,791	(45,454)	(19,641)

Segment Adjusted EBITDA	$ 35,649	$ 116,048	$ (21,269)	$ 130,428

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	Nine Months Ended September 30, 2010
	RCM	SCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$ -	$ 129,527	$ -	$ 129,527
Revenue share obligation(1)	-	(45,090)	-	(45,090)
Other service fees	160,324	39,624	-	199,948

Total net revenue	160,324	124,061	-	284,385
Total operating expenses	134,767	79,512	30,654	244,933

Operating income (loss)	25,557	44,549	(30,654)	39,452
Interest (expense)	-	-	(10,986)	(10,986)
Other (expense) income	(35)	(37)	358	286

Income (loss) before income taxes	$ 25,522	$ 44,512	$ (41,282)	$ 28,752
Income tax expense (benefit)	10,178	17,341	(16,042)	11,477

Net income (loss)	15,344	27,171	(25,240)	17,275

Segment Adjusted EBITDA	$ 51,375	$ 54,907	$ (19,519)	$ 86,763

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net (loss) income for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

RCM Adjusted EBITDA	$ 9,928	$ 18,988	$ 35,649	$ 51,375
SCM Adjusted EBITDA	42,543	20,813	116,048	54,907

Total reportable Segment Adjusted EBITDA	52,471	39,801	151,697	106,282
Depreciation	(4,077)	(3,950)	(12,650)	(11,081)
Depreciation (included in cost of revenue)	(306)	(726)	(815)	(2,167)
Amortization of intangibles	(20,228)	(5,596)	(60,700)	(17,706)
Amortization of intangibles (included in cost of revenue)	(139)	(139)	(417)	(509)
Interest expense, net of interest income(1)	15	44	15	98
Income tax expense	(10,336)	(10,843)	(18,413)	(27,518)
Share-based compensation expense(2)	(1,479)	(1,366)	(2,858)	(4,884)
Purchase accounting adjustments(3)	(182)	-	(6,245)	-
RCM management restructuring expenses(4)	(1,204)	-	(1,204)	-
Acquisition and integration-related expenses(5)	(3,742)	-	(22,593)	-

Total reportable segment net income	10,793	17,225	25,817	42,515
Corporate net loss	(11,776)	(8,764)	(45,458)	(25,240)

Consolidated net (loss) income	$ (983)	$ 8,461	$ (19,641)	$ 17,275

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(3)	Upon acquiring Broadlane, we made certain purchase accounting adjustments that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability.

For the three months ended September 30, 2011, the $182 represents: (i) the net amount of $295 in gross administrative fees and $10 in other service fees primarily based on vendor reporting received from July 1, 2011 through September 30, 2011 that related to periods prior to the acquisition date; and (ii) a corresponding revenue share obligation of $123.

For the nine months ended September 30, 2011, the $6,245 represents: (i) the net amount of $9,451 in gross administrative fees and $1,582 in other service fees primarily based on vendor reporting received from January 1, 2011 through September 30, 2011 that related to periods prior to the acquisition date; and (ii) a corresponding revenue share obligation of $4,788. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations.

(4)	Amount represents restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.

(5)	Amount was attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs. We expect to continue to incur costs in future periods to fully integrate the Broadlane Acquisition, including but not limited to the alignment of service offerings and the standardization of the legacy Broadlane accounting policies to our existing accounting policies and procedures.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

We have not treated the interest rate cap as a hedging instrument as defined by GAAP for derivatives and hedging. As a result, we will record the fair value adjustment on the interest rate cap through earnings each reporting period. For the three and nine months ended September 30, 2011, we recorded a charge to interest expense of approximately $49 and $185, respectively, relating to the fair value of the interest rate cap.

We have treated our interest rate swaps as hedging instruments in accordance with GAAP for derivatives and hedging. As of September 30, 2011, we recorded the fair value of the interest rate swaps on our balance sheet as a liability of approximately $6,160 in other long-term liabilities, and the offsetting loss ($4,497 net of tax) was recorded in AOCI in our stockholders’ equity.

We determined the fair values of the swaps using Level 2 inputs as defined under GAAP for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed the swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market three-month floating LIBOR rate as of September 30, 2011. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value of the swap represents a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.

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

As of September 30, 2011, our forward starting interest rate swaps were highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011.

The following table presents the fair value of our outstanding derivative instruments as of September 30, 2011 and December 31, 2010:

	Balance Sheet Location	Fair Value of Financial Instruments
		As of September 30, 2011	As of December 31, 2010
Derivative Liabilities		(Unaudited)
Derivatives designated as hedging instruments - interest rate contracts	Other long term liabilities	$6,160	$-

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below:

	Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)		Amount of (Loss) or Gain Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedges	2011	2010	2011	2010
(Unaudited)
Total (loss) or gain recognized in other comprehensive income - interest rate contracts	$ (3,415)	$ 32	$ (4,497)	$ 577

13.	FAIR VALUE MEASUREMENTS

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

—

Cash and cash equivalents: The carrying value reported in the Condensed Consolidated Balance Sheets for these items approximates fair value due to the high credit standing of the financial institutions holding these items and their liquid nature;

—

Accounts receivable, net: The carrying value reported in the Condensed Consolidated Balance Sheets is net of allowances for doubtful accounts which includes a degree of counterparty non-performance risk;

—

Accounts payable and current liabilities: The carrying value reported in the Condensed Consolidated Balance Sheets for these items approximates fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company;

—	Finance obligation: The carrying value of our finance obligation reported in the Condensed Consolidated Balance Sheets approximates fair value based on current interest rates; and

—

Notes payable: The carrying value of our long-term notes payable reported in the Condensed Consolidated Balance Sheets approximates fair value since they bear interest at variable rates. Refer to Note 6.

14.	RELATED PARTY TRANSACTION

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the nine months ended September 30, 2011 and 2010, we incurred charges of $1,560 and $1,514, respectively, related to transactions with Mr. Bardis.

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

A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2011 as filed with the SEC on March 1 and May 10, 2011, respectively.

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

Management’s primary metrics to measure the consolidated financial performance of the business include net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted adjusted EPS (which we formerly referred to as non-GAAP diluted cash EPS).

The table below highlights our primary results of operations for the three and nine months ended September 30, 2011 and 2010 (unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	Change		2011	2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(In millions)				(In millions)
Gross fees(1)	$ 177.3	$ 111.6	$ 65.7	58.9%	$ 522.9	$ 329.5	$ 193.4	58.7%
Revenue share obligation(1)	(33.7)	(15.7)	(18.0)	114.6	(101.4)	(45.1)	(56.3)	124.8

Total net revenue	143.6	95.9	47.7	49.7	421.5	284.4	137.1	48.2

Operating income	11.7	17.3	(5.6)	(32.4)	18.9	39.5	(20.6)	(52.2)
Net (loss) income	$ (1.0)	$ 8.5	$ (9.5)	-111.8%	$ (19.6)	$ 17.3	$ (36.9)	-213.3%

Adjusted EBITDA(1)	$ 45.2	$ 33.6	$ 11.6	34.5%	$ 130.4	$ 86.8	$ 43.6	50.2%
Adjusted EBITDA margin(1)	31.5%	35.0%			30.9%	30.5%
Diluted Adjusted EPS(1)	$ 0.26	$ 0.25	$ 0.01	4.0%	$ 0.66	$ 0.61	$ 0.05	8.2%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

The increases in non-GAAP gross fees and total net revenue during the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 were primarily attributable to:

—	our acquisition of Broadlane on November 16, 2010 (the “Broadlane Acquisition”);

—	growth in our RCM segment from our revenue cycle technology tools offset by a decline in our revenue cycle services; and

—	growth in our SCM segment from our vendor administrative fees.

The decrease in operating income during the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, was primarily attributable to the growth in net revenue discussed above partially offset by the following operating expenses:

—	acquisition and integration-related expenses associated with the Broadlane Acquisition;

—	increased cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements within our SCM segment;

—

higher operating expenses related to new and existing salary-related compensation expense, inclusive of cash-based performance related compensation expense, primarily associated with our expanding services-based businesses;

—	an increase in amortization expense of acquired intangibles; and

—	an increase in depreciation expense from additions of property and equipment including purchased software in conjunction with fixed assets acquired in the Broadlane Acquisition.

For the three months ended September 30, 2011, increases in consolidated non-GAAP adjusted EBITDA compared to the three months ended September 30, 2010 were primarily attributable to the net revenue increase discussed above, as well as lower expense growth due to certain management cost control initiatives. The decrease in non-GAAP adjusted EBITDA margin for the three months ended September 30, 2011 was partially attributable to a decrease in certain performance fees in revenue cycle services that did not recur in 2011. In addition, we experienced an increase in cash-based performance compensation expense compared to the prior period.

For the nine months ended September 30, 2011, increases in consolidated non-GAAP adjusted EBITDA compared to the nine months ended September 30, 2010 were primarily attributable to the net revenue increase discussed above, as well as lower expense growth due to certain management cost control initiatives, partially offset by higher direct costs primarily from our service-based engagements. The non-GAAP adjusted EBITDA margin remained relatively consistent with the prior period.

Recent Developments

Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following items have had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods.

Broadlane Acquisition

We consummated the Broadlane Acquisition on November 16, 2010. The Company is required to make a payment of approximately $120.3 million in cash on or before January 4, 2012. During September 2011, we finalized the purchase price with Broadlane LLC. As a result, we recorded an adjustment of approximately $1.7 million which decreased the deferred purchase consideration and goodwill.

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

Credit Facility and Notes Offering

On November 16, 2010, in connection with the Broadlane Acquisition, we entered into the Credit Agreement with Barclays Bank PLC and JP Morgan Securities LLC and closed a private placement offering of senior notes due 2018. The Company used the entire borrowings from the Credit Agreement and the net proceeds from the offering of senior notes to finance the purchase price of the Broadlane Acquisition and repay outstanding indebtedness of the Company and Broadlane.

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

Share Repurchase Program

On August 23, 2011, our Board of Directors authorized a share repurchase program of up to $25.0 million of our common stock. The share repurchase program expires the earlier of twelve months from the authorization by our Board of Directors or the repurchase of $25.0 million of our common stock. Refer to Note 8 of the Notes to Condensed Consolidated Financial Statements herein for additional information on the amount and cost of shares we repurchased for the three and nine months ended September 30, 2011 under the share repurchase program.

RCM Management Restructuring Plan

Our management approved and initiated a plan to restructure our operations resulting in certain management changes within our RCM segment. During the three and nine months ended September 30, 2011, we expensed costs of approximately $1.2 million associated with restructuring activities consisting of severance costs. These costs are included within the product development and general and administrative expense line items on the Condensed Consolidated Statements of Operations.

Share-based Compensation

In connection with our quarterly probability assessment of performance achievement conducted during the three months ended June 30, 2011, for the performance-based SSARs and performance-based restricted common stock that were granted under the MedAssets, Inc. Long-Term Performance Incentive Plan, we no longer believe it is probable that we will achieve a compounded annual growth rate of diluted adjusted EPS (which we formerly referred to as non-GAAP diluted cash EPS) of greater than 15% for the three-year period ending December 31, 2011. As a result, during the three months ended June 30, 2011, we reversed 100% of the share-based compensation expense recorded to-date for the performance-based SSARs amounting to approximately $3.7 million and 50% of the share-based compensation expense recorded to-date for the performance-based restricted stock amounting to approximately $2.9 million. This determination was based on certain investment initiatives and areas of focus such as product development and other investments that were committed to during the year. These initiatives will increase our operating expenses in the short term which will have an unfavorable impact on our adjusted EBITDA and diluted adjusted EPS. During the three months ended September 30, 2011, we did not make any additional adjustments to share-based compensation for these grants.

Segment Reporting

Effective, January 1, 2011, we realigned our decision support services (“DSS”) and performance analytics business operations under our SCM segment from our RCM segment. All prior period amounts have been recast to reflect this realignment.

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

Customer Relationship Period

We finalized a study of our customer relationship period using data based on our historical experience. As a result of the study, effective January 1, 2011, we changed our customer relationship period for which we recognize revenue related to implementation and setup fees charged for our SaaS-based services from an average of four years to six years. We will apply this change in estimate on a prospective basis. We estimate the impact of the change in customer relationship period will reduce our 2011 other service fee revenue by approximately $0.8 million.

Internally Developed Software Useful Life

We finalized a study of our internally developed software useful life based on our historical experience. As a result of the study, effective January 1, 2011, we changed our useful life for which we will recognize depreciation expense related to internally developed software from three years to up to but generally five years. We will apply this change in estimate on a prospective basis. We estimate the impact of the change in internally developed software useful life will reduce our 2011 depreciation expense by approximately $5.6 million.

Segment Structure and Revenue Streams

We deliver our solutions through two business segments, Revenue Cycle Management (“RCM”) and Spend and Clinical Resource Management (“SCM”). Management’s primary metrics to measure consolidated and segment financial performance are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin, non-GAAP diluted adjusted EPS and Segment Adjusted EBITDA. All of our revenues are from external customers and inter-segment revenues have been eliminated. See Note 11 of the Notes to Condensed Consolidated Financial Statements herein for discussion on Segment Adjusted EBITDA and certain items of our segment results of operations and financial position.

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

—

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

—	Transaction fees. For certain of our revenue cycle management solutions, we earn fees that vary based on the volume of customer transactions or enrolled members.

—

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

—

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

—	Other service fees. The following items are included as “Other service fees” in our Condensed Consolidated Statement of Operations:

—

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

—

Subscription fees. We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these Company-hosted SaaS-based solutions.

—

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

—

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

—

Product development expenses. Product development expenses primarily consist of the salaries, benefits, incentive compensation and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services. Product development expenses are net of capitalized software development costs for both internal and external use.

—

Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

—

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

—

Acquisition and integration-related expenses. Acquisition and integration-related expenses may consist of: (i) costs incurred to complete acquisitions including due diligence, consulting and other related fees; (ii) integration and restructuring-type costs relating to our completed acquisitions; and (iii) acquisition-related fees associated with unsuccessful acquisition attempts.

—	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

—	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Results of Operations

Consolidated Tables

The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited, in thousands)		(Unaudited, in thousands)
		(recast)		(recast)
Net revenue:
Revenue Cycle Management	$ 53,120	$ 55,920	$ 160,607	$ 160,324
Spend and Clinical Resource Management
Gross administrative fees(1)	96,354	43,625	280,478	129,527
Revenue share obligation(1)	(33,719)	(15,742)	(101,446)	(45,090)
Other service fees	27,803	12,049	81,852	39,624

Total Spend and Clinical Resource Management	90,438	39,932	260,884	124,061

Total net revenue	143,558	95,852	421,491	284,385
Operating expenses:
Revenue Cycle Management	51,395	45,429	146,786	134,767
Spend and Clinical Resource Management	71,089	22,317	230,573	79,512

Total segment operating expenses	122,484	67,746	377,359	214,279
Operating income
Revenue Cycle Management	1,725	10,491	13,821	25,557
Spend and Clinical Resource Management	19,349	17,615	30,311	44,549

Total segment operating income	21,074	28,106	44,132	70,106
Corporate expenses(2)	9,341	10,797	25,246	30,654

Operating income	11,733	17,309	18,886	39,452
Other income (expense):
Interest expense	(17,818)	(3,247)	(53,942)	(10,986)
Other income	2,490	84	2,770	286

(Loss) income before income taxes	(3,595)	14,146	(32,286)	28,752
Income tax (benefit) expense	(2,612)	5,685	(12,645)	11,477

Net (loss) income	(983)	8,461	(19,641)	17,275
Reportable segment adjusted EBITDA(3):
Revenue Cycle Management	9,928	18,988	35,649	51,375
Spend and Clinical Resource Management	$ 42,543	$ 20,813	$ 116,048	$ 54,907
Reportable segment adjusted EBITDA margin(4):
Revenue Cycle Management	18.7%	34.0%	22.2%	32.0%
Spend and Clinical Resource Management	47.0%	52.1%	44.5%	44.3%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended September 30, 2011 and September 30, 2010

	Three Months Ended September 30,
	2011		2010		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$ 53,120	37.0%	$ 55,920	58.3%	$ (2,800)	-5.0%
Spend and Clinical Resource Management
Gross administrative fees(1)	96,354	67.1	43,625	45.5	52,729	120.9
Revenue share obligation(1)	(33,719)	(23.5)	(15,742)	(16.4)	(17,977)	114.2
Other service fees	27,803	19.4	12,049	12.6	15,754	130.7

Total Spend and Clinical Resource Management	90,438	63.0	39,932	41.7	50,506	126.5

Total net revenue	$ 143,558	100.0%	$ 95,852	100.0%	$ 47,706	49.8%

(1) These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the three months ended September 30, 2011 was $143.6 million, an increase of approximately $47.7 million, or 49.8%, from total net revenue of $95.9 million for the three months ended September 30, 2010. The increase in total net revenue was comprised of a $50.5 million increase in SCM revenue partially offset by a $2.8 million decrease in RCM revenue.

Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the three months ended September 30, 2011 was $53.1 million, a decrease of $2.8 million, or 5.0%, from net revenue of $55.9 million for the three months ended September 30, 2010. The decrease was primarily attributable to a $4.5 million decrease in revenue from our comprehensive revenue cycle service engagements that did not recur partially offset by a $1.7 million increase in revenue from our revenue cycle technology tools. As we engage new customers, renew with existing customers and complete existing contracts, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by fewer agreements, which each relate to large amounts of revenue.

Spend and Clinical Resource Management net revenue. Spend and Clinical Resource Management net revenue for the three months ended September 30, 2011 was $90.4 million, an increase of $50.5 million, or 126.5%, from net revenue of $39.9 million for the three months ended September 30, 2010. The increase was the result of an increase in gross administrative fees of $52.7 million, or 120.9%, partially offset by an approximate $18.0 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $15.8 million.

—

Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $52.7 million, or 120.9%, as compared to the prior period, due to the inclusion of Broadlane purchase activity and higher purchasing volumes by new and existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and customer acknowledgement of achieved performance targets varies.

—

Revenue share obligation. Non-GAAP revenue share obligation increased $18.0 million, or 114.2%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 35.0% and 36.1% for the three months ended September 30, 2011 and 2010, respectively. This decrease was attributable to the fluctuation in the mix of larger customers who are entitled to a higher revenue share percentage as compared to other customers with a lower revenue share percentage. We may experience fluctuations in our revenue share ratio in the future because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

—

Broadlane related revenue. The Broadlane Acquisition accounted for $39.4 million of the net revenue increase during the three months ended September 30, 2011 and was comprised of $27.1 million in net administrative fee revenue and $12.3 million in other service fee revenue. As discussed further below, approximately $0.2 million of estimated net administrative and other service fees associated with the Broadlane Acquisition was excluded from our financial results because of GAAP relating to business combinations.

Given the significant impact of the Broadlane Acquisition on our SCM segment, we believe acquisition-affected measures are useful for the comparison of our period over period net revenue growth. SCM non-GAAP acquisition-affected net revenue for the three months ended September 30, 2011 was $90.6 million, an increase of $6.3 million, or 7.5%, from SCM non-GAAP acquisition-affected net revenue of $84.3 million for the three months ended September 30, 2010. The following table sets forth the reconciliation of SCM non-GAAP acquisition-affected net revenue to GAAP net revenue:

	Three Months Ended September 30,
	2011	2010	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)
SCM net revenue	$ 90,438	$ 39,932	$ 50,506	126.5%
Broadlane acquisition-related adjustment(1)	-	44,343	(44,343)	(100.0)
Broadlane purchase accounting revenue adjustment(1)(2)	182	-	182	100.0

Total SCM acquisition-affected net revenue(1)	$ 90,620	$ 84,275	$ 6,345	7.5%

(1) These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2) Upon acquiring Broadlane, we made a purchase accounting adjustment that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010, but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The $0.2 million represents the net amount of: (i) $0.3 million in gross administrative and other service fees based on vendor reporting received from July 1, 2011 through September 30, 2011 relating to purchases made prior to the acquisition date; and (ii) a corresponding revenue share obligation of $0.1 million relating to the same period.

—

Other service fees. The $15.8 million, or 130.7%, increase in other service fees was primarily related to $15.3 million in increased revenues from medical device consulting and strategic sourcing services (inclusive of Broadlane). The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers coupled with other service fee revenue relating to consulting and sourcing services from the Broadlane Acquisition.

Total Operating Expenses

	Three Months Ended September 30,
	2011		2010		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$ 29,528	20.6%	$ 22,697	23.7%	$ 6,831	30.1%
Product development expenses	6,771	4.7	4,666	4.9	2,105	45.1
Selling and marketing expenses	12,853	9.0	8,671	9.0	4,182	48.2
General and administrative expenses	53,196	37.1	29,196	30.5	24,000	82.2
Acquisition and integration-related expenses	3,742	2.6	2,482	2.6	1,260	50.8
Depreciation	5,507	3.8	5,235	5.5	272	5.2
Amortization of intangibles	20,228	14.1	5,596	5.8	14,632	261.5

Total operating expenses	131,825	91.8	78,543	81.9	53,282	67.8
Operating expenses by segment:
Revenue Cycle Management	51,395	35.8	45,429	47.4	5,966	13.1
Spend and Clinical Resource Management	71,089	49.5	22,317	23.3	48,772	218.5

Total segment operating expenses	122,484	85.3	67,746	70.7	54,738	80.8
Corporate expenses	9,341	6.5	10,797	11.3	(1,456)	(13.5)

Total operating expenses	$ 131,825	91.8%	$ 78,543	81.9%	$ 53,282	67.8%

Cost of revenue. Cost of revenue for the three months ended September 30, 2011 was $29.5 million, or 20.6% of total net revenue, an increase of $6.8 million, or 30.1%, from cost of revenue of $22.7 million, or 23.7% of total net revenue, for the three months ended September 30, 2010. Excluding the impact of the Broadlane Acquisition, our cost of revenue as a percentage of related net revenue was 20.8% for the three months ended September 30, 2011.

The $6.8 million increase primarily consisted of $7.9 million associated with cost of revenue resulting from the Broadlane Acquisition partially offset by a $1.1 million decrease in cost of revenue primarily from the decrease in our revenue cycle services revenue. As described above, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by fewer agreements, which each relate to large amounts of revenue.

We may experience fluctuations in cost of revenue if: (i) the revenue mix shifts towards RCM segment products and services and more specifically if the revenue mix within the RCM segment shifts towards more service-related engagements; and (ii) we continue to experience growth in our consulting services, supply chain outsourcing and centralized procurement services within the SCM segment.

Product development expenses. Product development expenses for the three months ended September 30, 2011 were $6.8 million, or 4.7% of total net revenue, an increase of $2.1 million, or 45.1%, from product development expenses of $4.7 million, or 4.9% of total net revenue, for the three months ended September 30, 2010. Excluding the impact of the Broadlane Acquisition, our product development expenses as a percentage of related net revenue was 5.6% for the three months ended September 30, 2011.

The increase during the three months ended September 30, 2011 was primarily attributable to a $1.6 million increase in compensation expense (inclusive of performance-based compensation expense) to new and existing employees in addition to a $0.4 million increase in professional fees. Our product development capitalization rate for the three months ended September 30, 2011 and 2010, was 54.7% and 47.2%, respectively. The increase in our product development capitalization rate was attributable to an increase in both our product integration efforts in addition to our product development.

We plan to continue to focus on development efforts designed to integrate, enhance and standardize our products. We also plan to continue to develop a number of new RCM and SCM products and services and enhance our existing products in both segments. We expect to maintain or increase our product development spending in future periods.

Selling and marketing expenses. Selling and marketing expenses for the three months ended September 30, 2011 were $12.9 million, or 9.0% of total net revenue, an increase of $4.2 million, or 48.2%, from selling and marketing expenses of $8.7 million, or 9.0% of total net revenue, for the three months ended September 30, 2010. Excluding the impact of the Broadlane Acquisition, selling and marketing expenses, as a percentage of related net revenue was 11.1% for the three months ended September 30, 2011. The increase was primarily attributable to a $3.2 million increase in compensation expense (inclusive of performance-based compensation expense) relating to new and existing employees and a $1.0 million increase in other operating infrastructure expense.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2011 were approximately $53.2 million, or 37.1% of total net revenue, an increase of $24.0 million, or 82.2%, from general and administrative expenses of $29.2 million, or 30.5% of total net revenue, for the three months ended September 30, 2010. Excluding the impact of the Broadlane Acquisition, our general and administrative expenses as a percentage of related net revenue was 40.1% for the three months ended September 30, 2011.

Of the increase, $11.4 million was attributable to the Broadlane Acquisition. The remaining increase was attributable to a $7.2 million increase in compensation expense (inclusive of performance-based compensation expense) to new and existing employees, primarily operational service-based employees; a $1.2 million increase in telecommunications expense; a $1.2 million increase in restructuring charges associated with certain management changes within our RCM segment as described above in “Recent Developments”; a $0.9 million increase in rent expense; an $0.8 million decrease in other operating infrastructure expense; a $0.7 million increase in transportation expense; a $0.3 million increase in legal expense; and a $0.3 million increase in bad debt expense.

In addition, as a result of the Broadlane Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period comparability.

Acquisition-related expenses. Acquisition and integration-related expenses for the three months ended September 30, 2011 were $3.7 million, or 2.6% of total net revenue, an increase of $1.2 million, from acquisition-related expenses of $2.5 million, for the three months ended September 30, 2010. The increase was attributable to costs relating to our continued integration and restructuring associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs.

We expect to continue to incur significant costs in future periods to fully integrate Broadlane, including but not limited to costs associated with the alignment of service offerings and the standardization and migration of certain Broadlane operational systems and transactional data sets into our operational systems.

Depreciation. Depreciation expense for the three months ended September 30, 2011 was $5.5 million, or 3.8% of total net revenue, an increase of $0.3 million, or 5.2%, from depreciation of $5.2 million, or 5.5% of total net revenue, for the three months ended September 30, 2010. Excluding the impact of the Broadlane Acquisition, our depreciation expense as a percentage of related net revenue was 4.4% for the three months ended September 30, 2011. The increase was primarily attributable to depreciation resulting from purchases of property and equipment and to a lesser extent increases to capitalized software development subsequent to September 30, 2010. The increase is partially offset by the change in estimated useful life of internally developed software as described above in “Recent Developments”.

Amortization of intangibles. Amortization of intangibles for the three months ended September 30, 2011 was $20.2 million, or 14.1% of total net revenue, an increase of $14.6 million, or 261.5%, from amortization of intangibles of $5.6 million, or 5.8% of total net revenue, for the three months ended September 30, 2010. Excluding the impact of the Broadlane Acquisition, our amortization expense as a percentage of related net revenue was 4.6% for the three months ended September 30, 2011.

Excluding the impact of additional amortization expense relating to the Broadlane Acquisition, which amounted to $15.4 million, amortization expense decreased compared to the prior year due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the three months ended September 30, 2011 were $51.4 million, or 35.8% of total net revenue, an increase of $6.0 million, or 13.1%, from $45.4 million, or 47.4% of total net revenue, for the three months ended September 30, 2010. As a percentage of RCM segment net revenue, RCM segment expenses increased from 81.2% to 96.8% for the three months ended September 30, 2011 and 2010, respectively, for the reasons described below.

RCM operating expenses increased as a result of a $4.4 million increase in compensation expense (inclusive of performance-based compensation expense) to new and existing employees, primarily operational service-based employees; a $1.2 million increase in restructuring charges associated with certain management changes within our RCM segment as described above in “Recent Developments”; a $0.6 million increase in rent expense; a $0.5 million increase in bad debt expense; a $0.4 million increase in professional fees; and a $0.2 million increase in other operating infrastructure expense. The increase was partially offset by a $0.7 million decrease in cost of revenue, exclusive of share-based compensation, in connection with lower direct labor costs associated with lower revenue in our large comprehensive revenue cycle services engagements period over period; and a $0.6 million decrease in amortization of intangibles due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Spend and Clinical Resource Management expenses. Spend and Clinical Resource Management operating expenses for the three months ended September 30, 2011 were $71.1 million, or 49.5% of total net revenue, an increase of $48.8 million, or 218.5%, from $22.3 million, or 23.3% of total net revenue for the three months ended September 30, 2010.

Of the increase, $37.8 million of expenses were attributable to the Broadlane Acquisition. SCM operating expenses also increased as a result of $3.7 million attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs. The remaining increase was attributable to a $5.5 million increase in compensation expense (inclusive of performance-based compensation expense) to new and existing employees, primarily operational service-based employees; a $0.7 million increase in other operating infrastructure expense; a $0.5 million increase in telecommunications expense; a $0.3 million increase in share-based compensation; and a $0.3 million increase in rent expense.

Excluding the impact of the Broadlane Acquisition, our SCM segment expenses as a percentage of related net revenue were 57.8% for the three months ended September 30, 2011.

Corporate expenses. Corporate expenses for the three months ended September 30, 2011 were $9.3 million, a decrease of $1.5 million, or 13.5%, from $10.8 million for the three months ended September 30, 2010, or 6.5% and 11.3% of total net revenue, respectively. The decrease in corporate expenses was primarily attributable to a $2.5 million decrease in acquisition-related fees and a $0.2 million decrease in share-based compensation expense (for the reason described above in “Recent Developments”). The decrease was partially offset by an $0.8 million increase in other operating infrastructure expense; and a $0.4 million increase in telecommunications expense.

Non-operating Expenses

Interest expense. Interest expense for the three months ended September 30, 2011 was $17.8 million, an increase of $14.6 million from interest expense of $3.2 million for the three months ended September 30, 2010. As of September 30, 2011, we had total indebtedness of $905.2 million (excluding the $120.3 million deferred purchase consideration) compared to $173.5 million as of September 30, 2010. The increase in interest expense is attributable to the increase in our indebtedness period over period associated with the funding of the Broadlane Acquisition.

The increase in our indebtedness will continue to cause a significant increase in our interest expense in future periods as compared to prior periods.

Other income. Other income for the three months ended September 30, 2011 was $2.5 million, an increase of $2.4 million from other income of $0.1 million for the three months ended September 30, 2010. The increase in other income was primarily attributable to a $2.3 million insurance settlement received during the period. Refer to Note 7 in the Notes to Condensed Consolidated Financial Statements for additional details.

Income tax (benefit) expense. Income tax benefit for the three months ended September 30, 2011, was $2.6 million, a decrease of $8.3 million from an income tax expense of $5.7 million for the three months ended September 30, 2010. The income tax benefit recorded during the three months ended September 30, 2011, and income tax expense recorded during the three months ended September 30, 2010, reflected an effective tax rate of 72.7% and 40.2%, respectively. The increase in our effective tax rate was primarily attributable to the true-up of our 2010 income tax provision compared to our 2010 income tax returns. Specifically, final deductibility studies related to certain expense incurred in connection with the Broadlane Acquisition were not completed prior to the filing of our annual report on Form 10-K for the fiscal year ended December 31, 2010.

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

Comparison of the Nine Months Ended September 30, 2011 and September 30, 2010

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Revenue Cycle Management	$ 160,607	38.1%	$ 160,324	56.4%	$ 283	0.2%
Spend and Clinical Resource Management
Gross administrative fees(1)	280,478	66.5	129,527	45.5	150,951	116.5
Revenue share obligation(1)	(101,446)	(24.1)	(45,090)	(15.9)	(56,356)	125.0
Other service fees	81,852	19.4	39,624	13.9	42,228	106.6

Total Spend and Clinical Resource Management	260,884	61.9	124,061	43.6	136,823	110.3

Total net revenue	$ 421,491	100.0%	$ 284,385	100.0%	$ 137,106	48.2%

(1) These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the nine months ended September 30, 2011 was $421.5 million, an increase of $137.1 million, or 48.2%, from total net revenue of $284.4 million for the nine months ended September 30, 2010. The increase in total net revenue was comprised of a $136.8 million increase in SCM revenue and a $0.3 million increase in RCM revenue.

Revenue Cycle Management net revenue. Revenue Cycle Management net revenue for the nine months ended September 30, 2011 was $160.6 million, an increase of $0.3 million, or 0.2%, from net revenue of $160.3 million for the nine months ended September 30, 2010. The increase was attributable to a $5.1 million increase in our revenue cycle technology tools partially offset by a $4.8 million decrease in revenue from our revenue cycle services. As we engage new customers, renew with existing customers and complete existing contracts, we may experience certain fluctuations in our revenue cycle service financial performance as the business is characterized by fewer agreements, which each relate to large amounts of revenue.

Spend and Clinical Resource Management net revenue. Spend and Clinical Resource Management net revenue for the nine months ended September 30, 2011 was $260.9 million, an increase of $136.8 million, or 110.3%, from net revenue of $124.1 million for the nine months ended September 30, 2010. The increase was the result of an increase in gross administrative fees of $151.0 million, or 116.5%, partially offset by a $56.4 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $42.2 million.

—

Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $151.0 million, or 116.5%, as compared to the prior period, due to the inclusion of Broadlane purchase activity and higher purchasing volumes by new and existing customers under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized from our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and customer acknowledgement of achieved performance targets varies.

—

Revenue share obligation. Non-GAAP revenue share obligation increased $56.4 million, or 125.0%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 36.2% and 34.8% for the nine months ended September 30, 2011 and 2010, respectively. This increase was primarily attributable to an increase in the mix of larger customers who are entitled to a higher revenue share percentage due to increased purchasing volume. We may experience fluctuations in our revenue share ratio in the future because of the timing of vendor reporting and the timing of revenue recognition based on performance target achievement for certain customers.

—

Broadlane related revenue. The Broadlane Acquisition accounted for $117.9 million of the net revenue increase during the nine months ended September 30, 2011 and was comprised of $83.2 million in net administrative fee revenue and $34.7 million in other service fee revenue. As discussed further below, approximately $6.2 million of estimated net administrative and other service fees associated with the Broadlane Acquisition was excluded from our financial results because of GAAP relating to business combinations.

Given the significant impact of the Broadlane Acquisition on our SCM segment, we believe acquisition-affected measures are useful for the comparison of our period over period net revenue growth. SCM non-GAAP acquisition-affected net revenue for the nine months ended September 30, 2011 was $267.1 million, an increase of $12.4 million, or 4.9%, from SCM non-GAAP acquisition-affected net revenue of $254.7 million for the nine months ended September 30, 2010. The following table sets forth the reconciliation of SCM non-GAAP acquisition-affected net revenue to GAAP net revenue:

	Nine Months Ended September 30,
	2011	2010	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)
SCM net revenue	$ 260,884	$ 124,061	$ 136,823	110.3%
Broadlane acquisition-related adjustment(1)	-	130,646	(130,646)	(100.0)
Broadlane purchase accounting revenue adjustment(1)(2)	6,245	-	6,245	100.0

Total SCM acquisition-affected net revenue(1)	$ 267,129	$ 254,707	$ 12,422	4.9%

(1) These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2) Upon acquiring Broadlane, we made a purchase accounting adjustment that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010, but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability. The $6.2 million represents the net amount of: (i) approximately $11.0 million in gross administrative and other service fees based on vendor reporting received from January 1, 2011 through September 30, 2011 relating to purchases made prior to the acquisition date; and (ii) a corresponding revenue share obligation of $4.8 million relating to the same period.

—

Other service fees. The $42.2 million, or 106.6%, increase in other service fees was primarily related to $44.6 million in higher revenues from medical device consulting and strategic sourcing services (inclusive of Broadlane). The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing customers coupled with other service fee revenue relating to consulting and sourcing services from the Broadlane Acquisition. The increase was partially offset by a $2.4 million decrease in revenue relating to our DSS business primarily due to a scheduled and planned step down in license fees from a large decision support customer. In addition, we recorded $5.0 million in revenue associated with our annual customer and vendor meeting for the nine months ended September 30, 2011 compared to $3.5 million for the nine months ended September 30, 2010.

Total Operating Expenses

	Nine Months Ended September 30,
	2011		2010		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$ 90,571	21.5%	$ 67,176	23.6%	$ 23,395	34.8%
Product development expenses	19,646	4.7	14,859	5.2	4,787	32.2
Selling and marketing expenses	43,454	10.3	35,348	12.4	8,106	22.9
General and administrative expenses	149,107	35.4	91,425	32.1	57,682	63.1
Acquisition and integration-related expenses	22,713	5.4	4,351	1.5	18,362	422.0
Depreciation	16,414	3.9	14,068	4.9	2,346	16.7
Amortization of intangibles	60,700	14.4	17,706	6.2	42,994	242.8

Total operating expenses	402,605	95.5	244,933	86.1	157,672	64.4

Operating expenses by segment:
Revenue Cycle Management	146,786	34.8	134,767	47.4	12,019	8.9
Spend and Clinical Resource Management	230,573	54.7	79,512	28.0	151,061	190.0

Total segment operating expenses	377,359	89.5	214,279	75.3	163,080	76.1
Corporate expenses	25,246	6.0	30,654	10.8	(5,408)	(17.6)

Total operating expenses	$ 402,605	95.5%	$ 244,933	86.1%	$ 157,672	64.4%

Cost of revenue. Cost of revenue for the nine months ended September 30, 2011 was $90.6 million, or 21.5% of total net revenue, an increase of approximately $23.4 million, or 34.8%, from cost of revenue of $67.2 million, or 23.6% of total net revenue, for the nine months ended September 30, 2010. Excluding the impact of the Broadlane Acquisition, our cost of revenue as a percentage of related net revenue was 21.1% for the nine months ended September 30, 2011.

The $23.4 million increase primarily consisted of $26.5 million associated with cost of revenue resulting from the Broadlane Acquisition partially offset by a $2.3 million decrease in cost of revenue in our RCM segment from a reduction in direct labor costs; and a $0.8 million decrease in share-based compensation (for the reason described in “Recent Developments”).

We may experience fluctuations in cost of revenue if: (i) the revenue mix shifts towards RCM segment products and services and more specifically if the revenue mix within the RCM segment shifts towards more service-related engagements; and (ii) we continue to experience growth in our consulting services, supply chain outsourcing and centralized procurement services within the SCM segment.

Product development expenses. Product development expenses for the nine months ended September 30, 2011 were $19.6 million, or 4.7% of total net revenue, an increase of $4.8 million, or 32.2%, from product development expenses of $14.8 million, or 5.2% of total net revenue, for the nine months ended September 30, 2010. Excluding the impact of the Broadlane Acquisition, our product development expenses as a percentage of related net revenue was 5.5% for the nine months ended September 30, 2011.

The increase during the nine months ended September 30, 2011 was attributable to a $4.3 million increase in compensation expense (inclusive of performance-based compensation expense) to new and existing employees; a $0.4 million increase in professional fees; and a $0.3 million increase in operating infrastructure expense. The increase was partially offset by a $0.3 million decrease in share-based compensation (for the reason described in “Recent Developments”). Our product development capitalization rate for the nine months ended September 30, 2011 and 2010, was 49.0% and 44.5%, respectively. The increase in our product development capitalization rate was attributable to an increase in both our product integration efforts in addition to our product development.

We plan to continue to focus on development efforts designed to integrate, enhance and standardize our products. We also plan to continue to develop a number of new RCM and SCM products and services and enhance our existing products in both segments. We expect to maintain or increase our product development spending in future periods.

Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2011 were $43.4 million, or 10.3% of total net revenue, an increase of $8.1 million, or 22.9%, from selling and marketing expenses of $35.3 million, or 12.4% of total net revenue, for the nine months ended September 30, 2010. Excluding the impact of the Broadlane Acquisition, selling and marketing expenses, as a percentage of related net revenue was 13.0% for the nine months ended September 30, 2011.

The increase was primarily attributable to a $5.6 million increase in compensation expense (inclusive of performance-based compensation expense) relating to new and existing employees; a $2.2 million increase in expenses associated with our annual customer and vendor meeting held during the quarter; a $0.6 million increase in transportation expense; a $0.5 million increase in meetings expense; a $0.4 million increase in advertising expense; and a $0.4 million increase in other infrastructure expense. The increase was partially offset by a $1.6 million decrease in share-based compensation expense (for the reason described under “Recent Developments”). Total expenses related to our annual customer and vendor meeting amounted to $7.0 million and $4.7 million for the nine months ended September 30, 2011 and 2010, respectively.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2011 were $149.1 million, or 35.4% of total net revenue, an increase of $57.7 million, or 63.1%, from general and administrative expenses of $91.4 million, or 32.1% of total net revenue, for the nine months ended September 30, 2010. Excluding the impact of the Broadlane Acquisition, our general and administrative expenses as a percentage of related net revenue was 38.1% for the nine months ended September 30, 2011.

Of the increase, $33.5 million was attributable to the Broadlane Acquisition. The remaining increase was attributable to a $16.8 million increase in compensation expense (inclusive of performance-based compensation expense) to new and existing employees, primarily operational service-based employees; a $2.5 million increase in telecommunications expense; a $2.5 million increase in other operating infrastructure expense; a $2.1 million increase in rent expense; a $1.1 million increase in restructuring charges associated with certain management changes within our RCM segment as described above in “Recent Developments”; a $1.1 million increase in transportation expense; a $0.6 million increase in legal expenses; and a $0.4 million increase in professional fees. The increase was partially offset by a $3.0 million decrease in share-based compensation expense (for the reason described above in “Recent Developments”).

In addition, as a result of the Broadlane Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period comparability.

Acquisition-related expenses. Acquisition and integration-related expenses for the nine months ended September 30, 2011 were $22.7 million, or 5.4% of total net revenue, an increase of $18.4 million, from acquisition-related expenses of $4.3 million, for the nine months ended September 30, 2010. The increase was attributable to costs relating to our continued integration and restructuring associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs.

We expect to continue to incur significant costs in future periods to fully integrate Broadlane, including but not limited to costs associated with the alignment of service offerings and the standardization and migration of certain Broadlane operational systems and transactional data sets into our operational systems.

Depreciation. Depreciation expense for the nine months ended September 30, 2011 was $16.4 million, or 3.9% of total net revenue, an increase of $2.3 million, or 16.7%, from depreciation of $14.1 million, or 4.9% of total net revenue, for the nine months ended September 30, 2010. Excluding the impact of the Broadlane Acquisition, our depreciation expense as a percentage of related net revenue was 4.3% for the nine months ended September 30, 2011.The increase was primarily attributable to depreciation resulting from purchases of property and equipment and to a lesser extent increases to capitalized software development subsequent to September 30, 2010. The increase is partially offset by the change in estimated useful life of internally developed software.

Amortization of intangibles. Amortization of intangibles for the nine months ended September 30, 2011 was $60.7 million, or 14.4% of total net revenue, an increase of $43.0 million, or 242.8%, from amortization of intangibles of $17.7 million, or 6.2% of total net revenue, for the nine months ended September 30, 2010. Excluding the impact of the Broadlane Acquisition, our amortization expense as a percentage of related net revenue was 4.7% for the nine months ended September 30, 2011.

Excluding the impact of additional amortization expense relating to the Broadlane Acquisition, which amounted to $46.3 million, amortization expense decreased compared to the prior year due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Revenue Cycle Management expenses. Revenue Cycle Management operating expenses for the nine months ended September 30, 2011 were $146.8 million, or 34.8% of total net revenue, an increase of $12.0 million, or 8.9%, from $134.8 million, or 47.4% of total net revenue, for the nine months ended September 30, 2010. As a percentage of RCM segment net revenue, RCM segment expenses increased from 84.1% to 91.4% for the nine months ended September 30, 2011 and 2010, respectively, for the reasons described below.

RCM operating expenses increased as a result of a $13.0 million increase in compensation expense (inclusive of performance-based compensation expense) to new and existing employees, primarily operational service-based employees; a $1.2 million increase in restructuring charges associated with certain management changes within our RCM segment as described above in “Recent Developments”; a $1.1 million increase in rent expense; a $1.0 million increase in telecommunications expense; a $0.9 million increase in bad debt expense; a $0.4 million increase in transportation expense; and a $0.3 million increase in professional fees. The increase was partially offset by a $2.7 million decrease in amortization of intangibles due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization; a $2.2 million decrease in cost of revenue, exclusive of share-based compensation, in connection with lower direct labor costs associated with lower revenue in our large comprehensive revenue cycle services engagements period over period; and a $1.0 million decrease in share-based compensation expense (for the reason described above in “Recent Developments”).

Spend and Clinical Resource Management expenses. Spend and Clinical Resource Management operating expenses for the nine months ended September 30, 2011 were $230.6 million, or 54.7% of total net revenue, an increase of $151.1 million, or 190.0%, from $79.5 million, or 28.0% of total net revenue for the nine months ended September 30, 2010.

Of the increase, $116.7 million of expenses were attributable to the Broadlane Acquisition. SCM operating expenses also increased as a result of $22.6 million attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs. The remaining increase was attributable to a $7.3 million increase in compensation expense (inclusive of performance-based compensation expense) to new and existing employees, primarily operational service-based employees; a $1.9 million increase in expenses associated with our annual customer and vendor meeting held during the quarter; a $1.7 million increase in cost of revenue; a $1.6 million increase in telecommunications expense; a $0.9 million increase in rent expense; and a $0.9 million increase in other operating infrastructure expense. The increase was offset by a $1.1 million decrease in share-based compensation expense (for the reason described above in “Recent Developments”); a $0.7 million decrease in bad debt expense; and a $0.7 million decrease in the amortization of intangibles as certain of these assets reached the end of their useful life.

Excluding the impact of the Broadlane Acquisition, our SCM segment expenses as a percentage of related net revenue was 63.7% for the nine months ended September 30, 2011.

Corporate expenses. Corporate expenses for the nine months ended September 30, 2011 were $25.2 million, a decrease of $5.4 million, or 17.6%, from $30.6 million for the nine months ended September 30, 2010, or 6.0% and 10.8% of total net revenue, respectively. The decrease in corporate expenses was primarily attributable to a $4.2 million decrease in acquisition-related expenses; and a $3.7 million decrease in share-based compensation expense (for the reason described above in “Recent Developments”). The decrease was partially offset by a $0.7 million increase in legal expense; a $0.7 million increase in other operating infrastructure expense; a $0.6 million increase in compensation expense (inclusive of performance-based compensation expense) to new and existing employees; and a $0.5 million increase in professional fees.

Non-operating Expenses

Interest expense. Interest expense for the nine months ended September 30, 2011 was $53.9 million, an increase of $42.9 million from interest expense of $11.0 million for the nine months ended September 30, 2010. As of September 30, 2011, we had total indebtedness of $905.2 million (excluding the $120.3 million deferred purchase consideration) compared to $173.5 million as of September 30, 2010. The increase in interest expense is attributable to the increase in our indebtedness period over period associated with the funding of the Broadlane Acquisition.

The increase in our indebtedness will cause a significant increase in our interest expense in future periods as compared to prior periods.

Other income. Other income for the nine months ended September 30, 2011 was $2.8 million, an increase of $2.5 million from other income of $0.3 million for the nine months ended September 30, 2010. The increase in other income was primarily attributable to a $2.3 million insurance settlement received during the period. Refer to Note 7 in the Notes to Condensed Consolidated Financial Statements for additional details.

Income tax (benefit) expense. Income tax benefit for the nine months ended September 30, 2011, was $12.6 million, an increase of $24.1 million from an income tax expense of $11.5 million for the nine months ended September 30, 2010. The income tax benefit recorded during the nine months ended September 30, 2011, and income tax expense recorded during the nine months ended September 30, 2010, reflected an effective tax rate of 39.2% and 39.9%, respectively.

We expect the amount of our permanent differences, certain state taxes and credits for research and development expenditures to remain relatively constant for 2011, meaning these are not directly related to the change in (loss) income before income taxes. Consequently, as pre-tax book income or losses fluctuate during the year, our estimated annual effective tax rate could be significantly impacted by this potential movement.

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

Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, except as described below.

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

We conduct our impairment evaluation by performing valuation analyses in accordance with GAAP relating to goodwill and other intangibles. This analysis contains uncertainties because it requires us to make market participant assumptions and to use judgment in estimating industry economic factors and the profitability and growth of future business strategies to determine estimated future cash flows and an appropriate discount rate. When market prices are not available, we estimate the fair value of the reporting unit or asset group using the income approach and/or the market approach. The income approach uses cash flow projections. Inherent in our development of cash flow projections are assumptions and estimates derived from a review of our operating results, approved business plans, expected growth rates, capital expenditures and cost of capital, similar to those a market participant would use to assess fair value. We also make certain assumptions about future economic conditions and other data. Many of the factors used in assessing fair value are outside the control of management, and these assumptions and estimates may change in future periods.

Our estimates of future cash flows used in these valuations could differ from actual results. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

During 2011, we have experienced a significant decline in our stock price and related market capitalization. If we continue to experience a further decline in our stock price and market capitalization or if we experience unfavorable business trends which could lead to a reduction of expected future cash flows for one or more of our reporting units, we may incur potential impairment charges in future reporting periods.

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

We believe we currently have adequate cash flow from operations, capital resources, available credit facilities and liquidity to meet our cash flow requirements including the following near term obligations (next 12 months): (i) our working capital needs; (ii) our debt service obligations; (iii) our $120.3 million deferred purchase payment relating to the Broadlane Acquisition due on January 4, 2012; (iv) planned capital expenditures for the remainder of the year; (v) our revenue share obligation and rebate payments; and (vi) estimated federal and state income tax payments.

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

Also in connection with the Broadlane Acquisition, we closed the offering of an aggregate principal amount of $325.0 million of senior notes due 2018 (the “Notes”) in a private placement. The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing domestic subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the Credit Agreement. Each of the subsidiary guarantors is 100% owned by the Company; the guarantees by the subsidiary guarantors are full and unconditional; the guarantees by the subsidiary guarantors are joint and several; the Company has no independent assets or operations; and any subsidiaries of the Company other than the subsidiary guarantors are minor. The Notes and the guarantees are senior unsecured obligations of the Company and the subsidiary guarantors, respectively. The Notes were issued pursuant to an indenture dated as of November 16, 2010 (the “Indenture”) among the Company, its subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. Pursuant to the Indenture, the Notes will mature on November 15, 2018 and bear 8% annual interest. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011.

Our expectation relating to the $120.3 million deferred purchase payment will be to fund the payment by the due date from a combination of our free cash flow generated during the year and drawing upon our existing revolving credit facility to fund the balance. If we do not have enough liquidity to fund the deferred purchase payment with the combination of our free cash flow and revolving credit facility, we can obtain additional funding under our Credit Agreement via incremental loan facilities or an increase in the aggregate commitments under the revolving credit facility. Lastly, we have the option to issue equity to raise cash to fund the deferred purchase payment.

Historically, we have utilized federal net operating loss carryforwards for both regular and Alternative Minimum Tax payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. As a result of tax accounting method changes adopted during the three months ended September 30, 2011 related to the Broadlane Acquisition, we have realized additional net operating losses and certain tax attributes to utilize for 2011. As a result, we expect our cash tax payments to remain low, comparable to previous tax years. However, for tax years 2012 and later, we expect our cash paid for taxes to increase significantly.

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

As of September 30, 2011, we had zero dollars drawn on our revolving credit facility resulting in $149.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

—

changes in working capital due to inconsistent timing of cash receipts and payments for major recurring items such as trade accounts payable, revenue share obligation, incentive compensation, changes in deferred revenue, and other various items;

—	transaction and integration related costs associated with the Broadlane Acquisition;

—	acquisitions; and

—	unforeseeable events or transactions.

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

Discussion of Cash Flow

As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents totaling $43.6 million and $46.8 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)

Net (loss) income	$ (19.6)	$ 17.3	$ (36.9)	-213.3%
Non-cash items	71.7	43.9	27.8	63.3
Net changes in working capital	23.6	(14.1)	37.7	267.4

Net cash provided by operations	$ 75.7	$ 47.1	$ 28.6	60.7%

Net (loss) income represents the loss or profitability attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, amortization of debt issuance costs, and non-cash interest expense. Refer to our Condensed Consolidated Statement of Cash Flows for details regarding these non-cash items. The total for these non-cash expenses was $71.7 million and $43.9 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in non-cash expenses for the nine months ended September 30, 2011 compared to September 30, 2010 was primarily attributable to: (i) an increase in depreciation of property and equipment and amortization of intangibles primarily associated with the assets acquired in the Broadlane Acquisition; (ii) an increase in the amortization of debt issuance costs primarily associated with financing the Broadlane Acquisition; and (iii) an increase in noncash interest expense primarily associated with our deferred payment due for the Broadlane Acquisition. The increase was partially offset by: (i) a decrease in deferred income taxes associated with the tax impact of the Broadlane Acquisition; (ii) a decrease in share-based compensation for the reasons described under “Recent Developments”; and (iii) a decrease in our excess tax benefit from the exercise of equity awards. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the nine months ended September 30, 2011, the working capital changes resulting in an increase to cash flow from operations of $23.6 million primarily consisted of the following:

Increase to cash flow

—	a decrease in accounts receivable of $4.2 million primarily related to the timing of invoicing and cash collections;

—	a decrease in prepaid expenses and other assets of $2.7 million primarily related to an income tax refund received during the year;

—	a $10.4 million increase in deferred revenue for cash receipts not yet recognized as revenue;

—	an increase in accrued revenue share obligation and rebates of $8.8 million due to the timing of cash payments and customer purchasing volume at our GPO;

—	a $1.5 million increase in accrued payroll and benefits due to payroll cycle timing; and

—	a $0.4 million increase in other accrued expenses due to the timing of various payment obligations.

The working capital changes resulting in increases to cash flow from operations discussed above were partially offset by an increase in other long-term assets of $4.2 million related to the timing of cash payments for our deferred sales expenses and an increase in our deferred implementation costs resulting in a reduction to cash flow.

For the nine months ended September 30, 2010, the working capital changes resulting in a reduction to cash flow from operations of $14.1 million primarily consisted of the following:

Reduction of cash flow

—	an increase in accounts receivable of $8.7 million primarily related to the timing of invoicing and cash collections and our revenue growth;

—	an increase in prepaid expenses and other assets of $6.2 million primarily related to an income tax refund recorded during the year;

—	an increase in other long-term assets of $1.2 million related to the timing of cash payments for our deferred sales expenses and an increase in our deferred implementation costs;

—	an decrease in accrued revenue share obligation and rebates of $6.8 million due to the timing of cash payments and customer purchasing volume at our GPO; and

—	a $6.0 million decrease in accrued payroll and benefits due to payroll cycle timing.

The working capital changes resulting in reductions to the cash flow from operations discussed above were partially offset by the following changes in working capital resulting in increases to cash flow:

Increase to cash flow

—	a $7.7 million increase in deferred revenue for cash receipts not yet recognized as revenue;

—	a $3.7 million working capital increase in trade accounts payable due to the timing of various payment obligations; and

—	a $3.3 million increase in other accrued expenses due to the timing of various payment obligations.

Investing Activities.

Investing activities used $26.4 million of cash for the nine months ended September 30, 2011 which included: $18.8 million for investment in software development; and $7.6 million of capital expenditures.

Investing activities used $24.6 million of cash for the nine months ended September 30, 2010 which included: $11.9 million for investment in software development; $9.5 million of capital expenditures that were primarily related to the growth in our RCM segment; and $3.2 million in acquisitions.

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

Financing Activities.

Financing activities used $52.4 million of cash for the nine months ended September 30, 2011. We made payments on our credit facility of $54.7 million in addition to payments of $0.5 million that were made on our finance obligation described below in “Off-Balance Sheet Arrangements and Commitments”. In addition, we repurchased approximately 75,000 shares of our common stock under our share repurchase program totaling $0.8 million. This was offset by $1.8 million we received from the issuance of common stock and $1.8 million from the excess tax benefit for the exercise of stock options. Our credit agreement requires an assessment of excess cash flow beginning December 31, 2011. We will be required to make any necessary cash flow payment within the first quarter of 2012.

Financing activities used $28.0 million of cash for the nine months ended September 30, 2010. We made payments on our credit facility of $41.6 million in addition to payments of $0.5 million that were made on our finance obligation. This was offset by $9.0 million we received from the issuance of common stock and $5.1 million from the excess tax benefit for the exercise of stock options.

Off-Balance Sheet Arrangements and Commitments

We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building located in Cape Girardeau, Missouri under a finance obligation. We do not believe that this letter of credit will be drawn.

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of September 30, 2011 for each respective year (Unaudited, in thousands):

	Amount
2011	$ 4,418	(1)
2012	12,698
2013	9,212
2014	8,196
2015	6,380
Thereafter	18,436

Total future minimum rental payments	$ 59,340

  (1) Represents the remaining rental payments due during the fiscal year ending December 31, 2011.

As of September 30, 2011, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management and the Board in its financial and operational decision-making, we supplement our Condensed Consolidated Financial Statements presented on a GAAP basis in this Quarterly Report on Form 10-Q with the following non-GAAP financial measures: gross fees, gross administrative fees, revenue share obligation, EBITDA, Adjusted EBITDA, Adjusted EBITDA margin, SCM acquisition-affected net revenue, adjusted net income and adjusted diluted earnings per share.

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

EBITDA, Adjusted EBITDA and Adjusted EBITDA margin are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Despite the advantages regarding the use and analysis of these measures as mentioned above, EBITDA, Adjusted EBITDA and Adjusted EBITDA margin, as disclosed in this Quarterly Report on Form 10-Q, have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA are:

—	EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

—	EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

—	EBITDA does not reflect the interest expense, or the cash requirements to service interest or principal payments under our credit agreement;

—	EBITDA does not reflect income tax payments we are required to make; and

—

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

The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation	2011	2010	2011	2010
	(Unaudited, in thousands)
Net (loss) income	$ (983)	$ 8,461	$ (19,641)	$ 17,275
Depreciation	5,507	5,235	16,414	14,068
Depreciation (included in cost of revenue)	306	726	815	2,167
Amortization of intangibles	20,228	5,596	60,700	17,706
Amortization of intangibles (included in cost of revenue)	139	139	417	509
Interest expense, net of interest income(1)	17,818	3,201	53,928	10,886
Income tax (benefit) expense	(2,612)	5,685	(12,645)	11,477

EBITDA	40,403	29,043	99,988	74,088
Share-based compensation expense(2)	2,123	2,142	2,945	8,653
RCM management restructuring expenses(3)	1,204	-	1,204	-
Rental income from capitalizing building lease(4)	(109)	(110)	(327)	(329)
Purchase accounting adjustments(5)	182	-	6,245	-
Acquisition and integration related expenses(6)	3,742	2,482	22,713	4,351
Insurance settlement(7)	(2,340)	-	(2,340)	-

Adjusted EBITDA	$ 45,205	$ 33,557	$ 130,428	$ 86,763

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	Amount represents restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.

(4)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements filed in our Annual Report on Form 10-K for the year ended December 31, 2010 for further discussion of this rental income.

(5)	Upon acquiring Broadlane on November 16, 2010, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability.

For the three months ended September 30, 2011, the $0.2 million represents the net amount of: (i) $0.3 million in gross administrative fees and other service fees primarily based on vendor reporting received from July 1, 2011 through September 30, 2011 relating to purchases made prior to the acquisition date, and (ii) a corresponding revenue share obligation of $0.1 million relating to the same period.

For the nine months ended September 30, 2011, the $6.2 million represents the net amount of: (i) approximately $11.0 million in gross administrative fees and other service fees primarily based on vendor reporting received from January 1, 2011 through September 30, 2011 relating to purchases made prior to the acquisition date, and (ii) a corresponding revenue share obligation of $4.8 million relating to the same period.

(6)	Amount was attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs. We expect to continue to incur significant costs in future periods to fully integrate Broadlane, including but not limited to costs associated with the alignment of service offerings and the standardization and migration of certain Broadlane operational systems and transactional data sets into our operational systems.

(7)	Amount was attributable to a $2.3 million insurance settlement received during the period. Refer to Note 7 in the Notes to Condensed Consolidated Financial Statements for additional details.

Spend and Clinical Resource Management (“SCM”) Acquisition-Affected Net Revenue. SCM acquisition-affected net revenue includes the revenue of Broadlane prior to the Company’s actual ownership. The Broadlane Acquisition was consummated on November 16, 2010. This measure assumes the acquisition of Broadlane occurred on January 1, 2010. Broadlane acquisition-related adjustment includes the historical results of Broadlane’s operations from January 1, 2010 through September 30, 2010, inclusive of certain purchase accounting adjustments. Broadlane purchase accounting revenue adjustment reflects an estimated reduction of net administrative fee revenue. Under the Company’s revenue recognition policies, administrative fees are recorded as revenue when reported to the Company by vendors. GAAP relating to business combinations requires that the Company estimate the amount of customer supply purchases (the driver of administrative fee revenue) occurring prior to the acquisition closing date and to record the fair value of the administrative fees (the asset) to be received from those purchases as an account receivable and any corresponding revenue share obligation as a liability. As vendor reports are received and cash is collected, the Company will not recognize revenue for this acquisition-related purchase accounting revenue adjustment. SCM acquisition-affected net revenue is used by management and the Board to better understand the extent of growth of the Spend and Clinical Resource Management segment. Given the significant impact that this transaction had on the Company during the fiscal year ended December 31, 2010 and will have in future periods, we believe this measure may be useful and meaningful to investors in their analysis of such growth. SCM acquisition-affected net revenue is presented for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been if this transaction had occurred at the beginning of 2010. This measure also should not be considered representative of our future results of operations. Reconciliations of SCM acquisition-affected net revenue to its most directly comparable GAAP measure can be found in the “Results of Operations” section of Item 2.

Adjusted Net Income and Diluted Adjusted Earnings Per Share. The Company defines: i) adjusted net income as net income excluding non-cash acquisition related intangible amortization, nonrecurring expense items on a tax-adjusted basis and non-cash tax-adjusted shared-based compensation expense; and ii) diluted adjusted EPS (which we formerly referred to as non-GAAP diluted cash EPS) as diluted earnings per share excluding non-cash acquisition-related intangible amortization, nonrecurring expense items on a tax-adjusted basis and non-cash tax-adjusted shared-based compensation expense. Adjusted net income and diluted adjusted EPS are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Diluted adjusted EPS growth is used by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s Long-Term Performance Incentive Plan will vest. Use of these measures allows management and the Board to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and reward organic growth and accretive business transactions. As a significant portion of senior management’s incentive based compensation is based on the achievement of certain diluted adjusted EPS growth over time, investors may find such information useful; however, as non-GAAP financial measures, adjusted net income and diluted adjusted EPS are not the sole measures of the Company’s financial performance and may not be the best measures for investors to gauge such performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
Per share data	2011	2010	2011	2010
	(Unaudited)
EPS - diluted	$ (0.02)	$ 0.14	$ (0.34)	$ 0.29

Pre-tax non-cash, aquisition-related intangible amortization	0.35	0.10	1.06	0.31

Pre-tax non-cash, share-based compensation(1)	0.04	0.04	0.06	0.15

Pre-tax acquisition and integration related expenses(2)	0.07	0.04	0.40	0.07

Pre-tax RCM management restructuring expenses(3)	0.02	-	0.02	-

Pre-tax purchase accounting adjustment(4)	-	-	0.11	-

Pre-tax deferred payment interest expense accretion(5)	0.01	-	0.03	-

Pre-tax, acquisition related depreciation(6)	0.01	-	0.03	-

Pre-tax, insurance settlement(7)	(0.04)	-	(0.04)	-

Tax effect on pre-tax adjustments(8)	(0.18)	(0.07)	(0.67)	(0.21)

Non-GAAP adjusted EPS - diluted	$ 0.26	$ 0.25	$ 0.66	$ 0.61

Weighted average shares - diluted (in 000s)(9)	57,410	59,786	57,334	59,340

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited, in thousands)
Net (loss) income	$ (983)	$ 8,461	$ (19,641)	$ 17,275

Pre-tax non-cash, aquisition-related intangible amortization	20,367	5,735	61,117	18,215

Pre-tax non-cash, share-based compensation(1)	2,123	2,142	2,945	8,653

Pre-tax acquisition and integration related expenses(2)	3,742	2,482	22,713	4,351

Pre-tax RCM management restructuring expenses(3)	1,204	-	1,204	-

Pre-tax purchase accounting adjustment(4)	182	-	6,245	-

Pre-tax deferred payment interest expense accretion(5)	749	-	2,403	-

Pre-tax, acquisition related depreciation(6)	545	-	1,636	-

Pre-tax, insurance settlement(7)	(2,340)	-	(2,340)	-

Tax effect on pre-tax adjustments(8)	(10,629)	(4,163)	(38,369)	(12,463)

Non-GAAP adjusted net (loss) income	$ 14,960	$ 14,657	$ 37,913	$ 36,031

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact, on a pre-tax basis, of certain costs incurred specific to the integration of Broadlane, inclusive of personnel and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Represents the amount and the per share impact, on a pre-tax basis, of restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.

(4)	Represents the amount and the per share impact, on a pre-tax basis, of certain purchase accounting adjustments associated with the Broadlane Acquisition that reflects the fair value of gross administrative fee receivables and other service fees less revenue share obligation primarily related to customer purchases that were reported to us during the three and nine months ended September 30, 2011.

(5)	Represents the amount and the per share impact, on a pre-tax basis, of interest expense on the accretion of the $120.3 million deferred payment associated with the Broadlane Acquisition. We believe such expenses are infrequent in nature and are not indicative of continuing operating performance.

(6)	Represents the amount and the per share impact, on a pre-tax basis, of depreciation expense associated with software acquired in connection with the Broadlane Acquisition. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(7)	Represents the amount and the per share impact, on a pre-tax basis, of a $2.3 million insurance settlement received during the period. Refer to Note 7 in the Notes to Condensed Consolidated Financial Statements for additional details.

(8)	This amount reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. The Company generally utilizes its effective tax rate for each respective period to calculate the tax effect of each adjustment. Given the impact of the Broadlane Acquisition on the Company’s 2011 actual effective tax rate, the Company used a tax rate of 40.0% for the three and nine months ended September 30, 2011. The effective tax rate for the three months ended September 30, 2011 and 2010 was 72.7% and 40.2%, respectively. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 39.2% and 39.9%, respectively.

(9)	Given the Company’s net loss for the three and nine months ended September 30, 2011, basic and diluted weighted average shares are the same.

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

Intangibles — Goodwill and Other

In September 2011, the FASB issued an accounting standards update amending the guidance on the annual testing of goodwill for impairment. The update will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The update will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We believe there will be no significant impact on our Condensed Consolidated Financial Statements.

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

Interest rate risk. We had outstanding borrowings on our term loan of $905.2 million as of September 30, 2011. The term loan bears interest at LIBOR, subject to a floor of 1.5% plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of September 30, 2011, which bears interest at 8% per annum.

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

A hypothetical 100 basis point increase in LIBOR (without regard to the LIBOR floor), which would represent potential interest rate change exposure on our outstanding term loan, would have resulted in a $4.3 million increase to our interest expense for the nine months ended September 30, 2011.

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

Changes in Internal Control over Financial Reporting

In November 2010, we completed our acquisition of Broadlane. In accordance with our integration efforts, we plan to incorporate Broadlane’s operations into our internal control over financial reporting program in the future within the time period provided by applicable SEC rules and regulations. There have been no changes in our internal control over financial reporting for the three months ended September 30, 2011 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended September 30, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
August 23-31, 2011(1)	54	$10.69	54	$24,423
September 1-30, 2011	41	$9.85	41	$24,022

Total	95	$10.33	95

(1)	On August 23, 2011, we announced that our Board of Directors had authorized the repurchase of up to $25,000 of our common stock. The share repurchase program expires the earlier of twelve months from the authorization by our Board of Directors or the repurchase of $25,000 of our common stock.

For additional information regarding our stock repurchase program, see Note 8 of Notes to Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. [Removed and Reserved]

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Separation and Release Agreement, dated as of September 6, 2011, between MedAssets, Inc., MedAssets Services, LLC, and Mr. L. Neil Hunn. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011)
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ JOHN A. BARDIS	Chairman of the Board of Directors and Chief Executive Officer	November 7, 2011
Name: John A. Bardis	(Principal Executive Officer)
/s/ CHARLES O. GARNER	Chief Financial Officer	November 7, 2011
Name: Charles O. Garner	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Separation and Release Agreement, dated as of September 6, 2011, between MedAssets, Inc., MedAssets Services, LLC, and Mr. L. Neil Hunn. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2011)
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith