Form 10-K
period 2011-12-31
MEDASSETS INC
filed 2012-02-28
CIK 1254419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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

Large accelerated filer  ☑               Accelerated filer  ☐                Non-accelerated filer  ☐                Smaller reporting company  ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, was $635,660,103 based on the closing sale price of the Common Shares on the Nasdaq Global Select Market on that date. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

The number of shares of Common Stock outstanding at February 09, 2012 was 57,811,591.

Documents incorporated by reference

Portions of the Registrant’s Proxy Statement (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of December 31, 2011), for the annual meeting of shareholders, are incorporated by reference in Part III.

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

Overview

MedAssets is headquartered in Alpharetta, Georgia, and was incorporated in 1999. We are a financial and performance improvement company providing technology-enabled products and services (“solutions”) that, together, help mitigate the increasing financial pressures faced by hospitals, health systems, and other non-acute healthcare providers. These pressures include lower revenues due to shortfalls in, and the increasing complexity of, healthcare reimbursement, reductions in elective procedures, rising bad debt and higher levels of uncompensated care delivery, and higher costs resulting from increasing operational complexity, increasing clinical acuity and increasing supply costs. According to quarterly financial disclosure reports, the average hospital operating margin was 2.6% in 2010, and more than 22% of the hospitals reported a negative total profit margin for the year. We believe that hospital and health system operating margins will remain under long-term and continual financial pressure due to shortfalls or reductions in government reimbursement, commercial insurance pricing leverage, and continued escalation of supply utilization and operating costs.

Our solutions are designed to improve operating margins, cash flow and overall operational effectiveness for our clients, which are primarily hospitals and health systems. We believe implementation of our full suite of solutions has the potential to improve client operating margins by 1.5% to 5.0% of revenues by increasing revenue capture, decreasing supply costs and improving clinical resource utilization. The sustainable financial improvements provided by our solutions typically occur in a matter of months and can be quantified and confirmed by our clients. Our solutions integrate with our clients’ existing operations and enterprise software systems, and require minimal upfront costs or capital expenditures.

Our technology-enabled solutions are delivered primarily through company-hosted software, sometimes referred to as software as a service (“SaaS”) or Web-based applications, supported by implementation, consulting and outsourced services, as well as enterprise-wide sales and client management support. Our Web-based applications employ the concept of cloud computing by using the Internet to virtually deploy our solutions across decentralized health care organizations, providing standardization and compliance to improve operating efficiency and performance. We employ an integrated, client-centric approach to delivering our solutions which, when combined with the ability to deliver measurable financial improvement, has resulted in high retention of our large health system clients, and, in turn, a predictable base of stable, recurring revenue. Our ability to expand the breadth and value of our solutions over time has allowed us to develop strong relationships with our clients’ senior management teams.

Our success in improving our clients’ ability to increase revenue and manage supply expense has driven substantial growth in our client base and has allowed us to expand sales of our products and services to existing clients. These factors have contributed to our compounded annual net revenue growth rate of approximately 33.6% over our last five fiscal years. Our client base currently includes over 4,200 acute care hospitals and more than 100,000 ancillary or non-acute provider locations.

We deliver our solutions through our two business segments, Spend and Clinical Resource Management (“SCM”), which we previously referred to as our Spend Management Segment, and Revenue Cycle Management (“RCM”). Our SCM segment manages more than $48 billion of annual supply spend by healthcare providers, including over $27 billion of annual spend through our group purchasing organization (“GPO”), on behalf of more than 2,600 hospital clients. Our RCM segment currently has more than 2,700 hospital clients and touches over $340 billion in gross patient revenue annually, which makes us one of the largest providers of revenue cycle management solutions to hospitals and health systems.

•

Spend and Clinical Resource Management.    Our SCM segment provides a comprehensive suite of cost management services, supply chain analytics and data capabilities that help our clients manage many of their high expense categories. Our solutions lower supply costs and help to improve clinical resource utilization through our strategic sourcing of supplies and purchased services at discounted prices, supply chain outsourcing and procurement services, as well as through the use of our clinical and process improvement consulting services, workforce optimization solutions and business analytics and intelligence tools. Based on our analysis of certain clients that have implemented a portion of our products and services, we estimate that implementation of our full suite of SCM solutions has the potential to decrease a typical health system’s supply expenses by 3% to 10%, which equates to an increase in operating margin of 0.5% to 2.0% of revenue.

•

Revenue Cycle Management.    Our RCM segment provides a comprehensive suite of SaaS or Web-based software and technology-enabled services addressing the revenue cycle processes — from patient access and financial responsibility, clinical documentation, charge capture and revenue integrity, pricing analysis, claims processing and denials management, payor contract management, revenue recovery and accounts receivable services. Our workflow solutions leverage proprietary data, reimbursement and payor rules in combination with our data management, compliance and audit tools to increase net revenue collections, reduce accounts receivable balances and increase regulatory compliance. Based on our analysis of certain clients that have implemented a portion of our products and services, we estimate that implementation of our full suite of revenue cycle management solutions has the potential to increase a typical health system’s net patient revenue by 1.0% to 3.0%.

We believe that we are well positioned to deliver client-specific solutions to the market as hospitals, health systems and non-acute providers continue to face the financial pressures that are endemic and long-term to the healthcare industry and particularly acute in today’s economic climate. We have leveraged the scale and scope of our Revenue Cycle Management and Spend and Clinical Resource Management businesses to develop a strong understanding and unique base of content regarding the environment in which hospitals and health systems operate. With the benefit of this insight, we develop solutions that are designed to strengthen the discrete financial and operational inefficiencies across our clients’ revenue cycle, supply chain and clinical resource management operations.

Industry

According to the U.S. Centers for Medicare & Medicaid Services (“CMS”), spending on healthcare in the United States was estimated to be $2.6 trillion in 2010, or 17.6% of United States Gross Domestic Product, or GDP. Healthcare spending is projected to reach almost $4.6 trillion by 2020, or 19.8% of GDP. In 2010, spending on hospital care was estimated to be $794.3 billion, representing the single largest component of healthcare spending. According to the American Hospital Association, the U.S. healthcare market has approximately 5,800 acute care hospitals, of which nearly 2,900 are part of health systems. A health system is a healthcare provider with a range of facilities and services designed to deliver care more efficiently and to compete more effectively to increase market share. The Bureau of Labor Statistics estimates that the non-acute care market consists of nearly 545,000 healthcare facilities and providers, including outpatient medical centers and surgery centers, medical and diagnostic laboratories, imaging and diagnostic centers, home healthcare service providers, long term care providers, and physician practices.

We believe that ongoing strains on government agencies’ ability to pay for healthcare will have the effect of limiting available reimbursement for hospitals. Reimbursement by federal programs often does not cover a hospital’s cost of providing care. In 2009, community hospitals had a shortfall of more than $36.5 billion relative to the cost of providing care to Medicare and Medicaid beneficiaries, up from $3.9 billion in 2000, according to the American Hospital Association. The growing Medicare-eligible population, combined with a declining number of workers per Medicare beneficiary, is expected to result in significant Medicare budgetary pressures leading to increasing reimbursement shortfalls for hospitals relative to the cost of providing care.

In order to address rising healthcare costs, we believe employers are pressuring managed care companies to contain healthcare insurance premium increases and reduce the healthcare benefits offered to employees. These ongoing efforts by employers to manage healthcare costs could have the effect of limiting reimbursement for hospitals.

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

Hospitals in particular continue to deal with financial pressures that are continuing to create cash flow challenges and bad debt risk. The sluggish U.S. economy has resulted in, and may continue to result in, increased costs of capital and decreased liquidity for hospitals. The macroeconomic environment has also forced high unemployment rates and adding to the rolls of the uninsured, which could lead to lower levels of reimbursement and a greater percentage of uncompensated care. In addition, supply cost increases forced by rising raw material costs in food production and the manufacture of medical products over the long term may result in hospital supply costs increasing at a faster rate than net revenue.

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

Unsustainable Hospital and Health System Costs and Supply Expenses

We estimate that the supplies and non-labor services used in conjunction with the delivery of hospital care account for more than 30% of overall hospital costs. These costs include commodity-type medical-surgical supplies, medical devices, branded and generic pharmaceuticals, laboratory supplies, food and nutritional products and purchased services. Hospitals are required to purchase many different types of supplies and services as a result of the wide range of medical care that they administer to patients. For example, it is common for hospitals to maintain supply cost and pricing information on over 35,000 different product types and models in their internal supply record-keeping systems, or master item files.

Hospitals often rely on GPOs, which aggregate hospitals’ purchasing volumes, to help manage supply and service costs. The Healthcare Supply Chain Association estimates that GPOs save the U.S. healthcare industry up to $36 billion in annual price discounts and over $2 billion in annual human resource costs. In 2010, it also found that hospitals and health systems paid 16% less by buying under GPO contracts that have negotiated discount prices with manufacturers, distributors and other vendors. These discounts have driven widespread adoption of the group-purchasing model. GPOs contract with suppliers directly for the benefit of their clients, but they do not take title or possession of the products for which they contract; nor do GPOs make any payments to the vendors for the products purchased by their clients. GPOs primarily derive their revenues from administrative fees earned from vendors based on a percentage of dollars spent by their hospital and health system clients. Vendors discount prices and pay administrative fees to GPOs because GPOs provide access to a large client base, thus reducing sales and marketing costs and overhead associated with managing contract terms with a highly fragmented provider market.

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

Reimbursement Complexities and Pressures

Hospitals and health systems are faced with complex and changing reimbursement rules across the government agency and managed care payor categories, as well as the challenge of collecting an increasing percentage of revenue directly from individual patients. Key reimbursement complexities and pressures include:

•

Patient Protection and Affordable Care Act.    In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. The law focuses, among other things, on reform of the private health insurance market to provide coverage for uninsured individuals and better coverage for those with pre-existing conditions. It is estimated that as many as 34 million uninsured individuals will have access to affordable coverage beginning in 2014. The law also provides for the commencement of health insurance exchanges as a new market place where individuals and small businesses can compare policies and premiums, and buy insurance with a government subsidy, if eligible. In addition, the PPACA is creating the advent of accountable care organizations (ACOs) to promote accountability by healthcare providers and payors for a patient population, and has established various pilot projects to understand the impact and benefits of various bundled reimbursement methodologies. These new reimbursement methodologies will significantly affect providers that are involved in patient care delivery. Instead of each provider being paid separately for the services performed, one bundled payment will cover the total care provided. New competencies will be needed to coordinate care, manage costs and allocate reimbursement.

While coverage of uninsured individuals may mean fewer unpaid hospital bills, the care provided to the newly insured is expected to be reimbursed at below-current Medicare/Medicaid rates. Any short-term benefit for healthcare providers may also be offset by a decrease in funding for uncompensated care, reductions in Medicare and Medicaid payments, penalties for adverse outcomes, and the challenges of supporting increased utilization of healthcare services.

•

Government agency reimbursement.    Government-mandated billable coding changes continue to present ever greater complexity in the reimbursement process by requiring hospitals to change their systems and processes in order to submit compliant Medicare invoices required for payment, thereby straining existing information technology. For example, in 2007, the U.S. government increased the number of billable codes for medical procedures in an effort to increase the accuracy of Medicare reimbursement, mandating the implementation of 745 new medical severity-based, diagnosis-related groups (DRGs) to replace the 538 current DRGs. In addition, U.S. healthcare providers will be required to move from the ICD-9 (International Statistical Classification of Diseases and Related Health Problems) system to ICD-10, a much more complex coding scheme for documenting diagnoses and procedures totaling approximately 155,000 different codes (approximately ten times the more than 14,400 ICD-9 code set) in order to comply with World Health Organization standards as required by the U.S. Department of Health and Human Services (HHS). The initial deadline of October 2013 has now been postponed for an unspecified period by HHS. Healthcare providers, payors and clearinghouses also must be compliant with version 5010 of the HIPAA transaction and code set standards for eligibility, claims status, referrals, claims and remittances by March 31, 2012.

CMS has multiple initiatives to prevent improper payments before a claim is paid, and to identify and recover improper payments after a claim has been paid. For example, in 2006 CMS awarded contracts to Recovery Audit Contractors (RACs) designed to guard the Medicare Trust Fund by reviewing healthcare provider actions, auditing provider claims, and identifying and working to recoup overpayments made by Medicare to hospitals. This Medicare RAC program was expanded to all 50 states in 2010. In addition, with the passage of the Deficit Reduction Act of 2005, the HHS established a Medicaid Integrity Program to provide CMS with the resources necessary to combat fraud, waste and abuse in Medicaid. Under the proposed Medicaid rule, states were to establish Medicaid RAC programs by the end of 2010, and timing of a requirement for full program implementation is pending.

•

HITECH Act.    In February 2009, the United States Congress enacted the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, as part of the American Recovery and Reinvestment Act of 2009. The HITECH Act requires that hospitals and health systems make investments in their clinical information systems. Given that financial incentives under the HITECH Act only began to be earned in 2010, it is not yet clear whether initial payments will be sufficient to fund the government-mandated clinical system improvements. Many healthcare providers are directing their limited capital dollars toward the implementation of clinical information systems, which could present opportunities for the Company to offer its financial improvement-focused products and services to help offset the additional financial pressures being placed on these institutions.

•

Managed care reimbursement.    Employers typically provide medical benefits to their employees through managed care plans that can offer a variety of indemnity, preferred provider organization (“PPO”), health maintenance organization (“HMO”), point-of-service (“POS”), and consumer-directed health plans. Each of these plans has individual network designs and pre-authorization requirements, as well as co-payment, co-insurance and deductible profiles. These varying profiles are difficult to monitor and frequently result in the submission of invoices that do not comply with applicable payor requirements.

•	Individual payors. According to CMS, consumer out-of-pocket payments for health expenditures increased to $299 billion in 2009 from $202 billion in 2001. Furthermore, many employer-sponsored

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

•

Pricing pressure due to technological innovation.    Historically, advances in specific therapies and technologies have resulted in higher-priced supplies for hospitals, which have significantly decreased the profitability associated with a number of the medical procedures that hospitals perform. For implantable medical devices in particular, hospitals often have a limited ability to mitigate high unit costs because practicing physicians, who are usually not employed by the hospital, often prefer to choose the specific devices that will be used in the delivery of care. Furthermore, device vendors frequently market directly to the physicians. Although hospitals are required to procure and pay for these devices, their ability to manage the costs is limited because the hospitals cannot influence the purchasing decision in the same way they are able to with other medical supplies.

•

Supply chain complexities.    Despite the use of GPOs to obtain discounts on supplies, hospitals and health systems often do not optimally manage their supply costs due to decentralized purchasing decisions and varying clinical preferences. In addition, hospital supply procurement is highly complex given the vast number of supplies purchased subject to frequently changing contract terms. As a result, supplies are often purchased without a manufacturer contract, or off-contract, which results in higher prices. Furthermore, hospitals often fail to aggregate purchases of commodity-type supplies to take advantage of discounts based on purchase volume or to recognize when they have qualified for these discounts.

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

MedAssets Solutions

Our technology-enabled solutions enable healthcare providers, primarily hospitals and health systems, to reverse the trend of expenses increasing at a greater rate than revenue. Our RCM solutions increase net revenue collection rates for healthcare providers by analyzing complex information sets, such as chargemasters and payor rules, to facilitate compliance with regulatory and payor requirements and the accurate and timely submission and tracking of invoices or claims. Our SCM solutions reduce expenses through focused or comprehensive supply chain and clinical resource utilization services that use data and analytics, such as master item files and hospital purchasing data, to identify opportunities for savings and process improvement. This enables us to assist our clients in negotiating discounts on specific high-cost physician preference items and pharmaceuticals and allows our clients to optimize purchasing of supplies and services as well as to engage physicians in the total cost management reduction process.

Our Competitive Strengths

Key elements of our competitive strengths include:

•

Comprehensive and flexible suite of solutions.    Our proprietary applications are primarily delivered through SaaS-based software and are designed to integrate with our clients’ existing systems and work processes, rather than replacing enterprise software systems. As a result, our solutions are scalable and generally require minimal or no upfront investment by our clients. In addition, our products have been recognized as industry leaders, with our claims management and payor contract management software tools maintaining a #1 ranking for five out of the last six years by KLAS Enterprises LLC, a research firm specializing in monitoring and reporting the performance of healthcare vendors. Moreover, we can offer our clients an opportunity to leverage our comprehensive and flexible set of product and service capabilities in order to help transform their operations through fundamental and sustainable process change and to increase cost savings, revenue capture and/or cash flows.

•

Superior proprietary data.    Our solutions are supported by proprietary databases compiled by leveraging the breadth of our client base and product and service offerings over a period of years. We believe our databases are the industry’s most comprehensive, including our proprietary master item file containing approximately two million different product types and models, our chargemaster containing over 230,000 distinct charges, and our databases of governmental and other third-party payor rules and comprehensive pricing data. In addition, we integrate a hospital’s revenue cycle and spend management data sets to help ensure that all chargeable supplies are accurately represented in the hospital’s chargemaster, resulting in increased revenue capture and enhanced regulatory compliance. This content also enables us to provide our clients with spend management decision support and analytical services, including the ability to effectively manage and control their contract portfolios and monitor pricing, tiers and market share. The breadth and scale of our client base and product and service offerings enhances our ability to continually update our proprietary databases, ensuring that our data remains current and comprehensive.

•

Experienced and driven sales force & client management team.    We employ highly-trained and focused sales and client service teams of approximately 240 people. Our sales and client service teams provide national coverage for establishing and managing client relationships and maintain close relationships with senior management of hospitals and health systems, as well as other operationally-focused executives involved in areas of revenue cycle management and spend management. Our large sales and client service teams allow us to have personnel that focus on enterprise sales, which we define as selling a comprehensive solution to healthcare providers, and on technical sales, which we define as sales of individual products and services. We utilize a highly consultative sales process during which we gather extensive client financial and operating data that we use to demonstrate that our solutions can yield significant near-term financial improvement. Our sales and client service teams’ compensation is designed to drive profitable growth in sales to both current clients and new prospects, and to support client satisfaction and retention efforts. We expect to use our existing highly consultative sales and client service teams and increased scale to drive additional growth across the combined company’s suite of products and solutions to both new and existing clients.

•

Long-term and expanding client relationships.    We collaborate with our clients throughout the duration of our relationships to ensure anticipated financial improvement is realized and to identify additional solutions that can yield incremental financial improvements. Our ability to provide measurable financial improvement and expand the value of our solutions over time has allowed us to develop strong relationships with our clients’ senior management teams. Our collaborative approach and ability to deliver measurable financial improvement has resulted in high retention of our large health system clients and, in turn, a predictable base of stable, recurring revenue. Our ability to expand the breadth and value of our solutions over time has allowed us to develop strong relationships with our clients’ executive and senior management teams.

•

Leading market position.    We believe we hold a top-three market share position in each of the two segments in which we operate. This relative market share advantage enables us to invest, at a greater level, in areas of our business to enhance our competitiveness through product innovation and development, sales and client support, as well as employee training and development.

•

Proven management team and dynamic culture.    Our senior management team has many years of experience in the healthcare industry and with our company and has a proven track record of delivering measurable financial improvement for healthcare providers. We believe that our current management team has the expertise and experience to continue to grow our business by executing our strategy without significant additional headcount in senior management positions. Our management team has established a client-driven culture that encourages employees at all levels to focus on identifying and addressing the evolving needs of healthcare providers and has facilitated the integration of acquired companies.

Successful history of growing our business and integrating acquired businesses.    Since inception, we have successfully acquired and integrated multiple companies across the healthcare revenue cycle and spend and clinical resource management sectors. On November 16, 2010, pursuant to a Stock Purchase Agreement with Broadlane Holdings, LLC, a Delaware limited liability company (“Broadlane LLC”), and Broadlane Intermediate Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Broadlane LLC (“Broadlane”), we acquired all of the outstanding shares of capital stock of Broadlane (the “Broadlane Acquisition”) from Broadlane LLC. In connection with combining the operations of Broadlane with our existing operations, we have realized expense savings of approximately $25 million for the fiscal year ended December 31, 2011. Our implemented integration plan has also positioned our business for revenue growth opportunities over the next few years as we offer an enhanced value proposition to win more clients, cross-sell additional products and services into our current client base, and realize the benefits of combining two complementary group purchasing contract portfolios.

Our Strategy

Our mission is to partner primarily with healthcare providers to enhance their financial strength through improved operating margins and cash flows. Key elements of our strategy include:

•

Capitalizing on strong industry fundamentals.    Our target market has continued to experience growth due to increasing financial pressures faced by hospitals and health systems. These include the increasing complexity of healthcare reimbursement, rising levels of bad debt and uncompensated care, limited access to capital and significant increases in supply utilization and operating costs. We believe there is tremendous pressure on the United States healthcare system to reduce costs and transform the delivery system. Our comprehensive solutions can help our current and prospective clients simultaneously capture greater net revenue, reduce costs, and improve cash flow and operating margins, all of which allows for greater operational efficiency and performance improvement.

•

Continually improving and expanding our suite of solutions.    We intend to continue to deploy our research and development team, proprietary databases and industry knowledge to further integrate our products and services and develop new financial and operational improvement solutions for hospitals and healthcare providers. In addition to our internal research and development, we also will continue to look to expand our portfolio of solutions through strategic partnerships and select acquisitions, if appropriate, that will allow us to offer incremental financial improvement to healthcare providers. Research and development of new products and the successful execution and integration of future acquisitions are integral to our overall strategy as we continue to expand our portfolio of products.

•

Further penetrating our existing client base.    We intend to use our long-standing client relationships, large and experienced sales and client service teams, and expanded breadth of SCM and RCM capabilities to increase the penetration rate for our comprehensive suite of solutions with our existing clients. We estimate the addressable market for existing clients to be a $4.1 billion revenue opportunity for our existing products and services. Within our large and diverse client base, many of our clients utilize solutions from only one of our segments, and the vast majority of our clients use less than the full suite of our solutions.

•

Attracting new clients.    We intend to utilize our large and experienced sales team to aggressively seek new clients. We estimate that the addressable market for new clients for our RCM and SCM solutions represents a $2.8 billion revenue opportunity for our existing products and services. We believe that our comprehensive and flexible suite of solutions and ability to demonstrate financial improvement opportunities through our highly-consultative sales process will continue to allow us to successfully differentiate our solutions from those of our competitors. The implementation of comprehensive or outsourced RCM and SCM services represents an additional revenue opportunity of more than $5 billion.

•

Leveraging operating efficiencies and economies of scale and scope.    The design, scalability and scope of our solutions enable us to efficiently deploy a client-specific solution principally through web-based SaaS technologies. As we add new solutions to our portfolio and new clients, we expect to leverage our current capabilities to reduce the average cost of providing our solutions. As clients continue to experience cost pressures, they will be challenged to be able to afford the individual investments needed to operate and compete effectively. We believe demand for our solutions will grow as clients look to leverage our economies of scale and national presence.

•

Maintaining an internal environment that fosters a strong and dynamic culture.    Our management team strives to maintain an organization of individuals who possess a strong work ethic and high integrity, and who are recognized for their dependability and commitment to excellence. We believe that this results in attracting employees who are driven to achieve our long-term mission of being the recognized leader in the markets in which we compete. We believe that dynamic, client-centric thinking will be a catalyst for our continued growth and success.

Business Segments

We deliver our solutions through two business segments, Revenue Cycle Management (“RCM”) and Spend and Clinical Resource Management (“SCM”), which we previously referred to as our Spend Management Segment. Information about our business segments should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Revenue Cycle Management Segment

Our RCM segment provides a comprehensive suite of products and services that span what has traditionally been viewed as the hospital revenue cycle. Progressing from a traditional revenue cycle solution, we have expanded the scope of revenue cycle to include products and services that may help to enhance the effectiveness of certain clinical and administrative functions performed within hospitals and health systems. We combine our revenue cycle workflow solutions with business intelligence tools to increase financial improvement opportunities and regulatory compliance for our clients. Our suite of solutions provides us with significant flexibility in meeting client needs. Some clients choose to actively manage their revenue cycle using internal resources that are supplemented with our solutions. Other clients have chosen a more comprehensive solution set that utilizes our full suite of products and services spanning the entire revenue cycle workflow. Regardless of the client approach, we create timely, actionable information from the vast amount of data that exists in underlying client information systems. In so doing, we enable financial improvement through successful process improvement, informed decision making, and implementation.

Revenue Cycle Technology and Services

Hospitals face unique content, data management, business process and claims processing challenges and can utilize our solutions to address these issues in the following stages of the revenue cycle workflow:

•

Patient access and financial responsibility.    The initial point of patient contact and data collection during the admissions process is critical for efficient and effective claim adjudication. Our patient bill estimation, patient access workflow manager and process improvement tools and services promote accurate information and data capture, facilitate communication across revenue cycle operations and assist clients in identifying a patient’s ability to pay and the subsequent collection of payment.

•

Case management, coding and documentation.    Many hospitals need tools and processes to ensure accurate documentation and coding that adheres to complex and changing regulatory and payor requirements. For example, payors deploy reimbursement mechanisms that shift length-of-stay cost risk to providers and necessitate tools and processes to help providers manage ongoing payor authorization and concurrent denials management while the patient is being treated. Our solutions help clients improve workflow and management of covered days and length of stay to prevent denied days and reduced reimbursement in order to negotiate the complexities of documentation and coding and streamline the payor authorization communication channel. In addition, our clinical documentation solution improves the accuracy and completeness of documentation needed for reimbursement.

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

•

Denials management and reimbursement integrity.    The collection of reimbursable dollars requires successful payor management and communication, and a proactive approach to managing the accuracy of payor reimbursement of claims. Our contract management and denial management solutions help providers hold payors accountable for contracted terms and rates, and identify all underpayments and denials to recover all net revenue owed to our clients for services rendered. We also target problem areas that affect the bottom line to improve collection of receivables due from payors. Our exception-driven receivables workflow provides visibility into the outstanding reimbursable dollars.

•

Revenue cycle and supply chain integration.    Our CrossWalk® and CrossWalk for Pharmacy solutions, integrate a hospital’s supply chain and revenue cycle to provide side-by-side visibility into supply charge and cost data and the corresponding charges in the hospital’s chargemaster to ensure that all chargeable supplies are accurately represented in the chargemaster. These tools use our proprietary master item file containing approximately four million different product types and models and our proprietary chargemaster containing over 230,000 distinct charges.

We employ our services and consulting expertise to help clients pinpoint the greatest areas to achieve operational improvements, and implement capabilities to deliver measurable and sustainable financial improvements in the following areas:

•

Revenue recovery and accounts receivable management.    Our solutions help to ensure appropriate payment is received for the services provided. We help manage clients’ accounts receivable balance to accelerate payments and to increase net revenues. Our revenue recovery services collect additional cash by detecting inappropriate discounting and inaccurate payments by payors, including silent PPOs, recovering revenue from denied claims and providing Medicare RAC audit review and appeal services.

•

Comprehensive and outsourced services.    Our revenue cycle consultants manage and drive best-practice process improvement by developing a data-intensive assessment of revenue cycle performance and a customized plan for redesigning services and solutions. We then implement products and services to transform revenue cycle processes to help provide appropriate payment for services and generate improved margins and cash flow through operational efficiency.

Spend and Clinical Resource Management Segment

Our SCM segment helps our clients manage a substantial portion of their high expense categories through a combination of group purchasing, medical device and clinical resource consulting (which includes implantable physician preference items (“PPI”), utilization management and service line consulting), supply chain outsourcing and procurement services, capital equipment lifecycle management, lean process and workforce optimization solutions and sophisticated decision support and business intelligence tools.

Strategic Sourcing

We focus on optimizing supply chain performance by identifying and delivering cost savings opportunities through a combination of technology and strategic contracting services to help build customized solutions encompassing the procurement of medical supplies, pharmaceuticals, food and nutrition items and capital equipment. Our strategic sourcing services help clients reduce total supply expense in their major spend areas as well as perform more efficiently and effectively.

•

Group purchasing.    Our national portfolio of over 1,800 contracts with more than 1,150 manufacturers, distributors and other vendors provides our clients with access to a wide range of products and services, including: medical/surgical supplies; pharmaceuticals; laboratory supplies; capital equipment; information technology; food and nutritional products; and purchased services. We use our aggregate purchasing power to negotiate pricing discounts and improved contract terms with vendors. Contracted vendors pay us administrative fees based on the purchase price of goods and services sold to our healthcare provider clients purchasing under the contracts we have negotiated.

Our contract portfolio is designed to offer our healthcare provider clients with both a flexible solution comprised of multi-sourced supplier contracts, as well as a core group of pre-commitment and/or sole-sourced contracts that offer the best discounts. Our multi-sourced contracts include pricing tiers based on purchase volume and multiple sources for many products and services. Our pre-commitment or sole-source supplier contracts require that our clients commit to a high percentage of purchase volume from the specified supplier contracts to access greater savings. We constantly evaluate the depth, breadth and competitiveness of our contract portfolio, and we adopted this evolving, driven strategy because of the varying needs of our clients and the significant number of factors, including overall size, service mix, for-profit versus not-for-profit status, and the degree of integration between hospitals in a health system, that influence and dictate their needs.

•

Capital Equipment services.    We help healthcare providers deploy the right equipment to achieve a lower total cost of ownership. We offer a broad capital equipment contract portfolio, and can provide an assessment of equipment needs to gauge the lifespan of existing equipment, relative to service agreements, clinical utilization, technology trends and replacement/upgrade options. We also provide technology-driven equipment planning to help clients complete their construction or remodeling project on time and under budget.

•

Construction services.    We offer an integrated approach to construction project planning that helps gain greater fiscal control of the building process. Our services include a comprehensive front-end, detailed design/build feasibility study to improve accuracy of budgeting processes for project financing, as well as an engineering/building process to minimize future maintenance and maintain client aesthetics. Overall project management, tracking, monitoring and reporting is delivered through Web-based technology portal, and savings can be achieved from aggregating and coordinating projects scheduled to begin in similar time frames.

Spend and Clinical Resource Management Services

Our SCM services use a combination of demonstrated best practices, leading-edge technology and experienced consultants to reduce clinical costs and increase operational efficiency. Our focus is on delivering significant and sustainable financial and operational improvement in the following areas:

•

PPI cost and utilization management.    Implantable physician preference item, or PPI, costs may represent approximately 40% of the total supply expense of an average hospital. PPI includes expensive medical products and implantable devices (e.g., stents, catheters, heart valves, pacemakers, leads, total joint implants, spine implants and bone products) in the areas of cardiology, orthopedics, neurology, and other highly advanced and innovative service lines, as well as branded pharmaceuticals. We assist healthcare providers with PPI cost reduction by providing data and utilization analyses and pricing targets, and by facilitating the implementation and request for proposal processes for PPI in the following areas: cardiac rhythm management; cardiovascular surgery; orthopedic surgery; spine surgery; and interventional procedures.

•

Outsourced services.    We have over 380 professionals who oversee the supply chain spend for more than 150 hospitals through the direct management of the sourcing and contracting, purchasing, materials management and inventory management activities. Our teams of embedded employees work with hospital executives to set defined and measurable cost-reduction goals, leverage the most competitive supply contracts, use automation to streamline supply purchases, create new practices to accelerate distribution, and track performance to enable continuous improvement.

•

Procurement solutions.    Through our National Procurement Center, this highly scalable operation handles the purchasing of supply chain products, consumable goods, purchased services and capital equipment for hospitals and other non-acute healthcare provider organizations. This service helps our clients increase efficiency and lower procurement-related expenses.

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

•

Process improvement consulting.    Our teams of lean and process improvement experts assess areas for improvement across all major departments and services in a healthcare organization, including the operating room, emergency department, pharmacy department, and nursing floors for example, and implement operational efficiency processes to increase throughput turnaround time.

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

Performance Analytics, Data Management and Decision Support

Our performance analytics and data management tools are an integral part of our SCM solutions. These tools provide transparency into expenses, identify performance deficiencies and areas for operational improvement, and allow for monitoring and measuring results. Key components include:

•

Service line analytics.    We offer a Web-based solution, supported by consulting services, for the ongoing control and management of supply costs. Using data from a hospital’s information systems, including clinical, financial and supply-cost data reported by service lines and diagnostic-related groups (“DRGs”), we identify opportunities for cost reduction and develop a management plan to achieve improved operational and financial performance results.

•

Spend analytics and strategic information services.    Our Web-based, spend analytics tools identify saving opportunities by isolating purchases by facility, category, manufacturer or contract, and to also identify identical or similar products available on private or GPO contracts. In addition, we provide our clients with analytical services to help effectively manage pricing and pricing tiers, monitor market share and identify cost-saving alternatives.

•

E-Commerce.    We offer a proprietary e-commerce platform that links clients with their suppliers to automate the supply procurement process. This helps to lower transaction costs and increase labor efficiency and provides deep data and analytics of a client’s own purchasing trends.

•

Client master item file services.    We believe we have one of the most comprehensive, proprietary supply item databases in the industry. We provide master item file services utilizing our proprietary master item file containing approximately two million items, which allows us to quickly identify and standardize client supply data for timely and accurate reporting.

•	Electronic contract portfolio catalog. We establish and maintain a web-based contract warehouse that provides visibility, management and control of each client’s supply contract portfolio.

•

Decision support services.    Our decision support software provides clients with an integrated suite of business intelligence tools designed to facilitate hospital decision-making by integrating clinical, financial and operational information into a common data set for accuracy and ease of use across the organization. Key components include budgeting, cost accounting, cost management, contract analytics, clinical analytics and client-defined key performance indicators such as profitability per referring physician and per procedure.

Other Information About the Business

Clients

As of December 31, 2011, our client base included more than 4,200 acute care hospitals and approximately 100,000 ancillary or non-acute provider locations. Our group purchasing organization has contracts with more than 1,150 manufacturers, distributors and other vendors that pay us administrative fees based on purchase volume by our healthcare provider clients. The diversity of our large client base ensures that our success is not tied to a single healthcare provider or GPO vendor. Our clients are located primarily throughout the United States and, to a lesser extent, Canada.

Strategic Business Alliances

We complement our existing products and services and research and development (“R&D”) activities by entering into strategic business relationships with companies whose products and services complement our solutions. We also have co-marketing arrangements with entities whose products and services complement our solutions, such as financial eligibility qualification and registration quality as patients are being admitted into the hospital.

In addition to our employed sales force, we maintain business relationships with a number of other group purchasing and marketing affiliates that market or support our products or services. We refer to these individuals and organizations as affiliates or affiliate partners. These affiliate partners, which typically provide a limited number of services on a regional basis, are responsible for the recruitment and direct management of healthcare providers in both the acute care and non-acute markets. Through our relationship with these affiliate partners, we are able to offer a range of solutions to these providers, including both spend management and revenue cycle management products and services, with minimal investment in additional time and resources. Our affiliate relationships provide a cost-effective way to serve certain markets, such as non-acute healthcare providers.

Competition

The market for our products and services is fragmented, intensely competitive and characterized by the frequent introduction of new products and services, rapidly evolving industry standards, technology and client needs. We have experienced and expect to continue to experience intense competition from a number of companies.

Our revenue cycle management solutions compete with products and services provided by large, well-financed and technologically sophisticated entities, including healthcare information technology providers such as Allscripts Corporation, Epic Systems Corporation, McKesson Corporation and Siemens AG; consulting and outsourcing firms such as Accenture Ltd., Accretive Health, Inc., Deloitte & Touche LLP, Ernst & Young LLP, Huron Consulting, Inc., Navigant Consulting, Inc., PricewaterhouseCoopers LLP and The Advisory Board Company; and providers of competitive products and services such as Craneware Inc., Emdeon Inc., Optum (a subsidiary of UnitedHealth Group, Inc.), Passport Health Communications, Inc. and The SSI Group, Inc. We also compete with hundreds of smaller niche companies.

Within our SCM segment, in addition to a number of the consulting firms listed above, our primary competitors are GPOs. There are more than 600 GPOs in the United States, of which approximately 30 negotiate sizeable contracts for their clients, while the remaining GPOs negotiate minor agreements with regional vendors for services. Five GPOs, including us, account for approximately 85 percent of the market. We primarily compete with Amerinet Inc., HealthTrust LLC, Novation LLC and Premier, Inc.

We compete on the basis of several factors, including:

•	ability to deliver financial improvement and return on investment through the use of products and services;

•	breadth, depth and quality of product and service offerings;

•	quality and reliability of services, including client support;

•	ease of use and convenience;

•	ability to integrate services with existing technology;

•	price; and

•	brand recognition.

We believe that our ability to deliver measurable financial improvement and the breadth of our full suite of solutions give us a competitive advantage in the marketplace.

Employees

As of December 31, 2011, we had approximately 3,040 full time employees.

Government Regulation

The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us or our clients to incur additional costs and could restrict our or our client’s operations. Many healthcare laws are complex and their application to us, our clients or the specific services and relationships we have with our clients are not always clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the comprehensive products and revenue cycle management and spend management solutions that we provide, and these laws and regulations may be applied to our products and services in ways that we do not anticipate. Our failure to accurately anticipate the application of these laws and regulations, or our other failure to comply, could create liability for us, result in adverse publicity and negatively affect our business. See the “Risk Factors” section herein for more information regarding the impact of government regulation on our Company.

Intellectual Property

Our success as a company depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, trade secrets, copyrights and trademarks, as well as customary contractual protections.

We generally control access to, and the use of, our proprietary software and other confidential information. This protection is accomplished through a combination of internal and external controls, including contractual protections with employees, contractors, clients, and partners, and through a combination of U.S. and international copyright laws. We license some of our software pursuant to agreements that impose restrictions on our clients’ ability to use such software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by relying on non-disclosure and assignment of intellectual property agreements with our employees and consultants that acknowledge our exclusive ownership of all intellectual property developed by the individual during the course of his or her work with us. The agreements also require that each person maintain the confidentiality of all proprietary information disclosed to them.

We incorporate a number of third party software programs into certain of our software and information technology platforms pursuant to license agreements. Some of this software is proprietary and some is open source. We use third-party software to, among other things, maintain and enhance content generation and delivery, and support our technology infrastructure. Although we rely on multiple licenses from various third parties, we do not consider such licenses to be individually material to our business given the “off-the-shelf” nature of these licenses and that standard operating procedures and practices utilized by these third parties would generally afford us sufficient time to effectively transition to other readily available sources without long-term impact to our business.

We have registered, or have pending applications for the registration of, certain of our trademarks. We actively manage our trademark portfolio, maintain long-standing trademarks that are in use and file applications for trademark registrations for new brands in all relevant jurisdictions.

Research and Development

Our research and development expenditures primarily consist of our investment in internally developed software. We incurred $58.8 million, $38.0 million and $35.4 million for R&D activities in 2011, 2010 and 2009, respectively, and we capitalized 54.4%, 47.3% and 46.3% of these expenses, respectively. As of December 31, 2011, our software development, product management and quality assurance activities involved approximately 400 employees. We expect to incur significant R&D costs in the future due to our continuing investment in internally developed software as we intend to release new features and functionality, expand our content offerings, upgrade and extend our service offerings, and develop new technologies.

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

The market for our products and services is fragmented, intensely competitive and characterized by the frequent introduction of new products and services and by rapidly evolving industry standards, technology and client needs. Our revenue cycle management products and services compete with products and services provided by large, well-financed and technologically-sophisticated entities, including: information technology providers such as Allscripts Corporation, Epic Systems Corporation, McKesson Corporation and Siemens AG; consulting and outsourcing firms such as Accenture Ltd., Accretive Health, Inc., Deloitte & Touche LLP, Ernst & Young LLP, Huron Consulting, Inc., Navigant Consulting, Inc. and The Advisory Board Company; and providers of competitive products and services such as Craneware Inc., Emdeon Inc., Optum (a subsidiary of UnitedHealth Group, Inc.), Passport Health Communications, Inc. and The SSI Group, Inc. We also compete with hundreds of smaller niche companies. The primary competitors to our SCM products and services are other large GPOs, such as Amerinet Inc., HealthTrust LLC, Novation LLC and Premier, Inc., as well as a number of the consulting firms named above.

With respect to both our RCM and SCM products and services, we compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver financial improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition, ability to integrate services with existing technology and price. Many of our competitors are more established, benefit from greater name recognition, have larger client bases and have substantially greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from ours. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services and make more attractive offers to clients. In addition, many GPOs are owned by the provider-clients of the GPO, which enables our competitors to distinguish themselves on that basis.

We cannot be certain that we will be able to retain our current clients or expand our client base in this competitive environment. If we do not retain current clients or expand our client base, our business and results of operations will be harmed. Additionally, as a result of larger agreements that we have entered into in the recent past with certain of our clients, a larger portion of our revenue is now attributable to a smaller group of clients. Although no single customer accounted for more than ten percent of our total net revenue as of December 31, 2011, any significant loss of business from these large clients could have a material adverse effect on our business, results of operations and financial condition. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business. Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power and regulatory and economic conditions may force additional consolidation. Some of these large systems may choose to contract directly with vendors for some supply categories; just as some vendors may seek to contract directly with providers rather than with GPOs. As the healthcare industry consolidates, competition to provide services to industry participants will become more intense and the importance of existing relationships with industry participants will become greater.

We may face pricing pressures that could limit our ability to maintain or increase prices for our products and services.

We may be subject to pricing pressures with respect to our future sales arising from various sources, including, without limitation, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government action affecting reimbursement and clients who experience significant financial stress. If our competitors are able to offer products and services that result, or that are perceived to result, in client financial improvement that is substantially similar to or better than the financial improvement generated by our products and services, we may be forced to compete on the basis of additional attributes, such as price, to remain competitive. As healthcare providers consolidate to create integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. If we cannot demonstrate the ability to increase vendor market share of healthcare provider purchases through our GPO, we may have less negotiating leverage with our contracted vendors which may result in our inability to maintain our client agreements or win new business. Additionally, our clients and the other entities with which we have a business relationship are affected by changes in regulations and limitations in governmental spending for Medicare and Medicaid programs. Government actions could limit government spending for the Medicare and Medicaid programs, limit payments to healthcare providers, and increase emphasis on competition and other programs that could have an adverse effect on our clients and the other entities with which we have a business relationship. Pricing pressure may also be exacerbated if our current and prospective clients do not benefit from any broader economic recovery.

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

Our success depends on providing products and services that healthcare providers use to improve financial performance. Our competitors are constantly developing products and services that may become more efficient or appealing to our clients. Our products may become obsolete in light of rapidly evolving industry standards, technology and client needs, including changing regulations and provider reimbursement policies. Additionally, some healthcare information technology providers have begun to incorporate enhanced revenue cycle management analytical tools and functionality into their core product and service offerings used by healthcare providers. These developments may adversely impact the demand for our products and services. We must continue to invest significant resources in research and development in order to enhance our existing products and services, maintain or improve our product category rankings and introduce new high-quality products and services that clients and potential clients will want. Many of our client relationships are nonexclusive or terminable on short notice, or otherwise terminable after a specified term. If our new or modified product and service innovations are not responsive to client preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing clients and be unable to obtain new clients and our results of operations may suffer.

We may experience significant delays in generating, or an inability to generate, revenues if potential clients take a long time to evaluate our products and services.

A key element of our strategy is to market our products and services directly to large healthcare providers, such as health systems and acute care hospitals and to increase the number of our products and services utilized by existing clients. The evaluation process is often lengthy and involves significant technical evaluation and commitment of personnel by these organizations. The use of our products and services may also be delayed due to an inability or reluctance to change or modify existing procedures. Additionally, healthcare providers’ resources may be focused on other mission critical initiatives which could delay their evaluation of our products and services. If we are unable to sell additional products and services to existing clients, or enter into and maintain favorable relationships with other large healthcare providers, our revenue could grow at a slower rate or even decrease.

Unsuccessful implementation of our products and services with our clients may harm our future financial success.

Some of our new-client projects are complex and require lengthy and significant work to implement our products and services. Each client’s situation may be different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet respective implementation responsibilities. If the client implementation process is not executed successfully or if execution is delayed, our relationships with some of our clients, and our results of operations may be adversely impacted. In addition, cancellation of any implementation of our products and services after it has begun may involve the loss to us of time, effort and resources invested in the cancelled implementation as well as lost opportunity for acquiring other clients over that same period of time. These factors may contribute to substantial fluctuations in our quarterly operating results.

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

We utilize a combination of internal and external measures to protect our proprietary software and confidential information. Such measures include contractual protections with employees, contractors, clients, and partners, as well as U.S. copyright laws.

We protect the intellectual property in our software pursuant to customary contractual protections in our agreements that impose restrictions on our clients’ ability to use such software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by relying on non-disclosure and intellectual property assignment agreements with our employees and consultants that acknowledge our ownership of all intellectual property developed by the individual during the course of his or her work with us. The agreements also require each person to maintain the confidentiality of all proprietary information disclosed to them. Other parties may not comply with the terms of their agreements with us, and we may not be able to enforce our rights adequately against these parties. The disclosure to, or independent development by, a competitor of any trade secret, know-how or other technology not protected by a patent could materially adversely affect any competitive advantage we may have over any such competitor.

We cannot assure you that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of our rights or that we will be able to detect unauthorized uses of our proprietary products and services and take timely and effective steps to enforce our rights. If unauthorized uses were to occur, we might be required to engage in costly and time-consuming litigation to enforce our rights. We cannot assure you that we would prevail in any such litigation. If others were able to use our intellectual property, our business could be subject to greater pricing pressure.

If we are alleged to have infringed on the rights of others, we could incur unanticipated costs and be prevented from providing our products and services.

We could be subject to intellectual property infringement claims as the number of our competitors grows and our applications’ functionality overlaps with competitor products. While we do not believe that we have infringed or are infringing on any proprietary rights of third parties, we cannot assure you that infringement claims will not be asserted against us or that those claims will be unsuccessful. Any intellectual property rights claim against us or our clients, with or without merit, could be expensive to litigate, cause us to incur substantial costs and divert management resources and attention in defending the claim. Furthermore, a party making a claim against us could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief that could effectively block our ability to provide products or services. In addition, we cannot assure you that licenses for any intellectual property of third parties that might be required for our products or services will be available on commercially reasonable terms, or at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.

In addition, a number of our contracts with our clients contain indemnity provisions whereby we indemnify them against certain losses that may arise from third-party claims that are brought in connection with the use of our products.

Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have limited visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. In addition, third parties may make infringement and similar or related claims after we have acquired technology that had not been asserted prior to our acquisition.

Our sources of data might restrict our use of or refuse to license data, which could adversely impact our ability to provide certain products or services.

A portion of the data that we use is either purchased or licensed from third parties or is obtained from our clients for specific client engagements. We also obtain a portion of the data that we use from public records. We believe that we have all rights necessary to use the data that is incorporated into our products and services. However, in the future, data providers could withdraw their data from us if there is a competitive reason to do so; if legislation is passed restricting the use of the data; or if judicial interpretations are issued restricting use of the data that we currently use in our products and services. Further, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and products. If a substantial number of data providers were to withdraw their data, our ability to provide products and services to our clients could be materially adversely impacted.

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

We depend upon licenses from third-party vendors for some of the technology and data used in our applications, and for some of the technology platforms upon which these applications are built and operate, including Microsoft and Oracle. We also integrate into our proprietary applications and use third-party software to maintain and enhance, among other things, content generation and delivery, and to support our technology infrastructure. Some of this software is proprietary and some is open source. These technologies may not be available to us in the future on commercially reasonable terms or at all and could be difficult to replace once integrated into our own proprietary applications (although we currently believe this risk is remote given the “off-the-shelf” nature of these licenses and that standard operating procedures and practices utilized by these third parties would generally afford us sufficient time to effectively transition to other readily available sources without significant long-term impact to our business). Most of these licenses can be renewed only by mutual consent and may be terminated if we breach the terms of the license and fail to cure the breach within a specified period of time. Our inability to obtain any of these licenses could delay development until equivalent technology can be identified, licensed and integrated, which will harm our business, financial condition and results of operations.

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

We may experience difficulties in integrating the MedAssets and Broadlane product portfolios, and our ability to achieve cost and revenue benefits from this integration may not be realized fully (or at all) and may take longer to realize than expected.

Our future performance may be impacted by our success in integrating the Broadlane product portfolio (our largest acquisition to date) into the existing MedAssets portfolio. Delays or unexpected difficulties or additional costs associated with our product portfolio integration process could have a material adverse effect on our business, financial condition and results of operations. This integration may not result in the realization of the full benefit of anticipated revenue-related synergies and other benefits that we expect. We cannot assure you that we will successfully integrate the MedAssets and Broadlane product portfolios or achieve the desired benefits from the Broadlane Acquisition within a reasonable period of time or at all.

We intend to continue to pursue acquisition opportunities, which may subject us to considerable business and financial risk.

We have grown through, and anticipate that we will continue to grow through, acquisitions of competitive and complementary businesses. We evaluate potential acquisitions on an ongoing basis and regularly pursue acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not be made available or known to us. In addition, we may compete for certain acquisition targets with companies having greater financial resources than we do and may expend significant resources in acquisition attempts that prove unsuccessful. We anticipate that we may finance acquisitions through cash provided by operating activities, borrowings under our existing credit facility, other indebtedness and issuances of equity. Borrowings necessary to finance acquisitions may not be available on terms acceptable to us, or at all. Future acquisitions may also result in potentially dilutive issuances of equity securities. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:

•	diverting management’s attention;

•	incurring additional indebtedness and assuming liabilities, known and unknown;

•	incurring significant additional capital expenditures, transaction and operating expenses and other acquisition-related charges;

•

experiencing an adverse impact on our earnings from the amortization of acquired intangible assets, as well as from any future impairment of goodwill and other acquired intangible assets as a result of certain economic, competitive or regulatory changes impacting the fair value of these assets;

•	failing to integrate the operations and personnel of the acquired businesses;

•	entering new markets with which we are not familiar; and

•	failing to retain key personnel, vendors and clients of the acquired businesses.

If we are unable to successfully implement our acquisition strategy or address the risks associated with acquisitions, or if we encounter unforeseen expenses, difficulties, complications or delays frequently encountered in connection with the integration of acquired entities and the expansion of operations, our growth and ability to compete may be impaired, we may fail to achieve anticipated cost-savings and we may be required to focus resources on integration of operations rather than on our primary product and service offerings.

Our indebtedness could adversely affect our financial health and reduce the funds available to us for other purposes.

We have and may continue to have a significant amount of indebtedness. On November 16, 2010, we entered into a new credit agreement consisting of a six-year $635 million senior secured term loan facility and a five-year $150 million senior secured revolving credit facility, including a letter of credit sub-facility of $25 million and a swing line sub-facility of $25 million. In addition, we also issued an aggregate principal amount of $325 million of senior notes due 2018 on the same date. At December 31, 2011, we had total indebtedness of approximately $904 million, excluding the deferred payment of approximately $120 million.

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

In addition, our credit facilities and the indenture governing our senior notes contain, and agreements governing future indebtedness may contain, financial and other restrictive covenants, ratios and tests that limit our ability to incur additional debt and engage in other activities that may be in our long-term best interests. For example, our credit facilities and indenture include covenants restricting, among other things, our ability to incur indebtedness, create liens on assets, engage in certain lines of business, engage in certain mergers or consolidations, dispose of assets, make certain investments or acquisitions, engage in transactions with affiliates, enter into sale leaseback transactions, enter into negative pledges or pay dividends or make other restricted payments. Our credit facilities also include financial covenants, including requirements that we maintain compliance with a total leverage ratio and an interest coverage ratio.

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

Additional financing may not be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance technology or services or otherwise respond to competitive pressures would be significantly limited. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our then-existing stockholders may be reduced, and these securities may have rights, preferences or privileges senior to those of our existing stockholders.

If we are required to collect sales and use taxes on the solutions we sell in certain jurisdictions, we may be subject to tax liability for past sales and our future sales may decrease.

Rules and regulations applicable to sales and use tax vary significantly from state to state. In addition, the applicability of these rules given the nature of our products and services is subject to change.

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

If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include very substantial interest and penalty charges. If we are required to collect and pay back taxes and the associated interest and penalties and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will have incurred unplanned costs that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our clients and may adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed.

Any significant increase in bad debt in excess of recorded estimates would have a negative impact on our business, financial condition and results of operations.

We initially evaluate the collectability of our accounts receivable based on a number of factors, including a specific client’s ability to meet its financial obligations to us, the length of time the receivables are past due and historical collections experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from clients. Many of our clients are under intense financial pressure and their operations are characterized by declining or negative margins. If circumstances related to specific clients worsen, especially those of our larger clients, as a result of economic conditions or otherwise, such as a limited ability to meet financial obligations due to bankruptcy, or if conditions deteriorate such that our past collection experience is no longer relevant, the amount of accounts receivable that we are able to collect may be less than our previous estimates as we experience bad debt in excess of reserves previously recorded.

Our quarterly results of operations have fluctuated in the past and may continue to fluctuate in the future as a result of certain factors, some of which may be outside of our control.

Certain of our client contracts contain terms that result in revenue that is deferred and cannot be recognized until the occurrence of certain events. For example, accounting principles do not allow us to recognize revenue associated with the implementation of products and services until the implementation has been completed, at which time we begin to recognize revenue over the life of the contract or the estimated customer relationship period, whichever is longer. In addition, subscription-based fees generally commence only upon completion of implementation. As a result, the period of time between contract signing and recognition of associated revenue may be lengthy, and we are not able to predict with certainty the period in which implementation will be completed.

Certain of our contracts provide that some portion or all of our fees are at risk and refundable if our products and services do not result in the achievement of certain financial performance targets. To the extent that any revenue is subject to contingency for the non-achievement of a performance target, we only recognize revenue upon client confirmation that the financial performance targets have been achieved. If a client fails to provide such confirmation in a timely manner, our ability to recognize revenue will be delayed. Additionally, certain of our contracts include the potential for performance bonuses, which we may or may not earn when expected or at all.

Our SCM segment relies on participating vendors to provide periodic reports of their sales volumes to our clients and resulting administrative fees to us. If a vendor fails to provide such reporting in a timely and accurate manner, our ability to recognize administrative fee revenue will be delayed or prevented.

Certain of our fees are based on timing and volume of client invoices processed and payments received, which are often dependent upon factors outside of our control.

Other fluctuations in our quarterly results of operations may be due to a number of other factors, some of which are not within our control, including:

•	the extent to which our products and services achieve or maintain market acceptance;

•	the purchasing and budgeting cycles of our clients;

•	the lengthy sales cycles for our products and services;

•	the impact of transaction fee and contingency fee arrangements with clients;

•	changes in our or our competitors’ pricing policies or sales terms;

•	the timing and success of our or our competitors’ new product and service offerings;

•	client decisions, especially those involving our larger client relationships, regarding renewal or termination of their contracts;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	the amount and timing of costs related to the development or acquisition of technologies or businesses;

•	the financial condition of our current and potential clients;

•	unforeseen legal expenses, including litigation and settlement costs; and

•	general economic, industry and market conditions and those conditions specific to the healthcare industry.

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

Our future success depends in part on our ability to attract, hire, integrate and retain key personnel. Our future success also depends on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. In particular, John A. Bardis, our chairman, president and chief executive officer and Rand A. Ballard, our chief operating officer and chief client officer, are critical to the management of our business and operations and the development of our strategic direction. The loss of services of Messrs. Bardis or Ballard or any of our other executive officers or key personnel could have a material adverse effect on our business. The replacement of any of these key individuals would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

Risks Related to Our Product and Service Offerings

If our products fail to perform properly due to undetected errors or similar problems, our business could suffer.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our clients regard as significant. Complex software such as ours may contain errors or failures that are not detected until after the software is introduced or updates and new versions are released. We continually introduce new software and updates and enhancements to our software. Despite testing by us, from time to time we have discovered defects or errors in our software, and such defects or errors may be discovered in the future. Defects and errors that are not timely detected and remedied could expose us to risk of liability to clients and the government and could cause delays in the introduction of new products and services, result in increased costs and diversion of development resources, require design modifications, decrease market acceptance or client satisfaction with our products and services or cause harm to our reputation. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.

Furthermore, our clients might use our software together with products from other companies. As a result, when problems occur, it might be difficult to identify the source of the problem. Even when our software does not cause these problems, the existence of these errors might cause us to incur significant costs, divert the attention of our technical personnel from our product development efforts, impact our reputation and lead to significant client relations problems.

If our products or services fail to provide accurate information, or if our content or any other element of our products or services is associated with incorrect, inaccurate or faulty coding, billing, or claims submissions to Medicare or any other third-party payor, we could be liable to clients or the government which could adversely affect our business.

Our products and content were developed based on the laws, regulations and third-party payor rules in existence at the time such software and content was developed. If we interpret those laws, regulations or rules incorrectly; the laws, regulations or rules materially change at any point after the software and content was developed; we fail to provide up-to-date, accurate information; or our products, or services are otherwise associated with incorrect, inaccurate or faulty coding, billing or claims submissions, then clients could assert claims against us or the government or qui tam relators on behalf of the government could assert claims against us under the Federal False Claims Act or similar state laws. The assertion of such claims and ensuing litigation, regardless of its outcome, could result in substantial costs to us, divert management’s attention from operations, damage our reputation and decrease market acceptance of our services. We attempt to limit by contract our liability to clients for damages. We cannot, however, limit liability the government could seek to impose on us under the False Claims Act. Further, the allocations of responsibility and limitations of liability set forth in our contracts may not be enforceable or otherwise protect us from liability for damages.

Factors beyond our control could cause interruptions in our operations, which may adversely affect our reputation in the marketplace and our business, financial condition and results of operations.

The timely development, implementation and continuous and uninterrupted performance of our hardware, network, applications, the Internet and other systems, including those which may be provided by third parties, are important facets in our delivery of products and services to our clients. Our ability to protect these processes and systems against unexpected adverse events is a key factor in continuing to offer our clients our full complement of products and services on time in an uninterrupted manner.

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

System failures that interrupt our ability to develop applications or provide our products and services could affect our clients’ perception of the value and security of our products and services. Delays or interruptions in the delivery of our products and services could result from unknown hardware defects, insufficient capacity or the failure of our website hosting and telecommunications providers to provide continuous and uninterrupted service. Additionally, we host some of our services and serve our clients through third-party data center hosting facilities. We do not control the operation of these facilities. From time to time, we may need to relocate our data or our clients’ data to alternative locations. Despite precautions taken during such moves, any difficulties experienced may impair the delivery of our services. We also depend on service providers that provide clients with access to our products and services. In addition, computer viruses or other attacks on our network and software may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information, our reputation could be harmed and we could lose clients. Any significant interruptions in our products and services could damage our reputation in the marketplace and have a negative impact on our business, financial condition and results of operations.

Unauthorized disclosure of confidential information provided to us by our clients or third parties, whether through breach of our secure network by an unauthorized party, employee theft or misuse, or otherwise, could harm our business.

The difficulty of securely transmitting confidential information has been a significant issue when engaging in sensitive communications over the Internet. Our business relies on using the Internet to transmit confidential information. We believe that any well-publicized compromise of Internet security may deter companies from using the Internet for these purposes.

Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees, subcontractors or third parties. If there were a disclosure of confidential information, or if a third party were to gain unauthorized access to the confidential information we possess, our operations could be seriously disrupted, our reputation could be harmed and we could be subject to claims pursuant to our agreements with our clients or other liabilities. In addition, if this were to occur, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents or data and therefore be subject to civil or criminal liability or regulatory action. While we maintain professional liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim that is brought against us that is uninsured or under-insured could harm our business, financial conditions and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

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

Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the healthcare industry generally as well as our ability to increase the number of programs and services that we sell to our clients. The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses; consolidation in the healthcare industry; regulation; litigation; and general economic conditions affect the purchasing practices, operations and the financial health of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as increased regulation of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications of our products and services, result in delays or cancellations of orders, or reduce funds and demand for our products and services.

Cash flow and access to credit continue to be problematic for many healthcare delivery organizations. While we believe we are well positioned through our product and service offerings to assist hospitals and health systems who are dealing with intense and increasing financial pressures, it is unclear what long-term effects these conditions will have on the healthcare industry and in turn on our business, financial condition and results of operations.

In February 2009 the United States Congress enacted the HITECH Act as part of the American Recovery and Reinvestment Act of 2009. Among other things, the HITECH Act provides for incentives for certain hospitals and health systems related to the adoption of electronic health records (“EHRs”). Meeting the requirements for such incentives may require additional investment in clinical information systems. While we believe that increased emphasis on EHRs by hospitals and health systems will also drive demand for SaaS-based tools, such as ours, to help rationalize and standardize patient and clinical data for efficient and accurate use, we cannot be certain of the extent or financial impact from such demand.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”), amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. The law includes provisions to tie Medicare provider reimbursement to health care quality and incentives; mandatory compliance programs; enhanced transparency disclosure requirements; increased funding and initiatives to address fraud and abuse; and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of health care services. Likewise, many states have adopted or are considering changes in health care policies in part due to state budgetary shortfalls. The timetable for implementing many provisions of the Affordable Care Act remains unsettled, and we do not know what effect the federal Affordable Care Act or state law proposals may have on our business.

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

We cannot guarantee that the vendors are in compliance with applicable laws and regulations. If vendors or the providers with whom we do business have failed, or fail in the future, to adequately comply with relevant laws or regulations, we could become involved in governmental investigations or private lawsuits concerning these regulations. If we were found to be legally responsible in any way for such failure we could be subject to injunctions, penalties or fines which could harm our business. Furthermore, any such investigation or lawsuit could cause us to expend significant resources and divert the attention of our management team, regardless of the outcome, and thus could harm our business.

The group purchasing industry and some of its largest purchasing clients have been reviewed by the Senate Judiciary Subcommittee on Antitrust, Competition Policy and Consumer Rights for possible conflict of interest and restraint of trade violations. As a response to the Senate Subcommittee inquiry, our company joined other GPOs to develop a set of voluntary principles of ethics and business conduct designed to address concerns regarding anti-competitive practices. The voluntary code was presented to the Senate Subcommittee in March 2006. In addition, we maintain our own Standards of Business Conduct that provide guidelines for conducting our business practices in a manner that is consistent with antitrust and restraint of trade laws and regulations. There has not been any further inquiry by the Senate Subcommittee since March 2006. On August 11, 2009, we, and several other GPOs, received a letter from Senators Charles Grassley, Herb Kohl and Bill Nelson requesting information concerning the different relationships between and among our GPO and its clients, distributors, manufacturers and other vendors and suppliers, and requesting certain information about the services the GPO performs and the payments it receives. On September 25, 2009, we and several other GPOs received a request for information from the Government Accountability Office (GAO), also concerning our GPO’s services and relationships with our clients. Subsequently, we, and other GPOs, received follow-up requests for additional information. We fully complied with all of these requests. On September 27, 2010, the GAO released a report titled “Group Purchasing Organizations — Services Provided to Customers and Initiatives Regarding Their Business Practices”. On that same day, the Minority Staff of the Senate Finance Committee released a report titled “Empirical Data Lacking to Support Claims of Savings with Group Purchasing Organizations”.

Congress, the Department of Justice, the Federal Trade Commission or another state or federal entity could at any time open a new investigation of the group purchasing industry, or develop new rules, regulations or laws governing the industry, that could adversely impact our ability to negotiate pricing arrangements with vendors, increase reporting and documentation requirements, or otherwise require us to modify our arrangements in a manner that adversely impacts our business and financial results. We may also face private or government lawsuits alleging violations arising from the concerns articulated by these governmental actors. We are involved on an ongoing basis in litigation, arising in the ordinary course of business or otherwise, which from time to time may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. The outcome of litigation cannot be predicted with certainty and adverse litigation outcomes could adversely affect our financial results.

Our clients are highly dependent on payments from third-party healthcare payors, including Medicare, Medicaid and other government-sponsored programs, and reductions or changes in third-party reimbursement could adversely affect our clients and consequently our business.

Our clients derive a substantial portion of their revenue from third-party private and governmental payors, including Medicare, Medicaid and other government sponsored programs. Our sales and profitability depend, in part, on the extent to which coverage of and reimbursement for the products our clients purchase or otherwise obtain through us is available from governmental health programs, private health insurers, managed care plans and other third-party payors. These third-party payors exercise significant control over, and increasingly use their enhanced bargaining power to secure, discounted reimbursement rates and impose other requirements that may adversely impact our clients’ ability to obtain adequate reimbursement for products and services they purchase or otherwise obtain through us as a group purchasing member.

If third-party payors do not approve products for reimbursement or fail to reimburse for them adequately, our clients may suffer adverse financial consequences which, in turn, may reduce the demand for and ability to purchase our products or services. In addition CMS, which administers the Medicare and federal aspects of state Medicaid programs, has issued complex rules requiring pharmaceutical manufacturers to calculate and report drug pricing for multiple purposes, including the limiting of reimbursement for certain drugs. These rules generally exclude from the pricing calculation administrative fees paid by drug manufacturers to GPOs to the extent that such fees meet CMS’ “bona fide service fee” definition. There can be no assurance that CMS will continue to allow exclusion of GPO administrative fees from the pricing calculation, or that other efforts by payors to limit reimbursement for certain drugs will not have an adverse impact on our business.

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

Provisions in Title XI of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibit the knowing and willful offer, payment, solicitation or receipt of remuneration, directly or indirectly, in return for the referral of patients or arranging for the referral of patients, or in return for the recommendation, arrangement, purchase, lease or order of items or services that are covered, in whole or in part, by a federal healthcare program such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value such as gifts, discounts, rebates, waiver of payments or providing anything at less than its fair market value. Many states have adopted similar prohibitions against kickbacks and other practices that are intended to induce referrals which are applicable to all patients regardless of whether the patient is covered under a governmental health program or private health plan. We attempt to scrutinize our business relationships and activities to comply with the federal anti-kickback statute and similar laws; and we attempt to structure our sales and group purchasing arrangements in a manner that is consistent with the requirements of applicable safe harbors to these laws. We cannot assure you, however, that our arrangements will be protected by such safe harbors or that such increased enforcement activities will not directly or indirectly have an adverse effect on our business financial condition or results of operations. Any determination by a state or federal agency that any of our activities or those of our vendors or clients violate any of these laws could subject us to civil or criminal penalties; could require us to change or terminate some portions of or operations or business, or could disqualify us from providing services to healthcare providers doing business with government programs; and, thus could have an adverse effect on our business.

Our business, particularly our Revenue Cycle Management segment, is also subject to numerous federal and state laws that forbid the submission or “causing the submission” of false or fraudulent information or the failure to disclose information in connection with the submission and payment of claims for reimbursement to Medicare, Medicaid, federal healthcare programs or private health plans. These laws and regulations may change rapidly, and it is frequently unclear how they apply to our business. Errors created by our products or consulting services that relate to entry, formatting, preparation or transmission of claim or cost report information may be determined or alleged to be in violation of these laws and regulations. Any failure of our products or services to comply with these laws and regulations could result in substantial civil or criminal liability; could adversely affect demand for our services; could invalidate all or portions of some of our client contracts; could require us to change or terminate some portions of our business; could require us to refund portions of our services fees; could cause us to be disqualified from serving clients doing business with government payors; and could have an adverse effect on our business.

Federal and state privacy and security laws may increase the costs of operation and expose us to civil and criminal sanctions.

We must comply with extensive federal and state requirements regarding the use, retention and security of patient healthcare information. The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These restrictions and requirements are set forth in the Privacy Rule and Security Rule portions of HIPAA. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex set of requirements on covered entities for complying with this basic standard. Under the HIPAA Security Rule, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf.

Our healthcare provider clients that engage in HIPAA-defined standard electronic transactions, and our own business operations as a healthcare clearinghouse, are directly subject to the HIPAA Privacy and Security Rules involving “covered entities”. Additionally, because some of our clients disclose protected health information to us so that we may use that information to provide certain consulting or other services to those clients, we are a “business associate” of those clients. In these cases, in order to provide clients with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our clients. Such agreements must, among other things, provide adequate written assurances:

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

With the enactment of the HITECH Act, the privacy and security requirements of HIPAA were modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. As such, and upon the enforcement date of forthcoming final regulations implementing the HITECH Act’s privacy and security provisions, we will be required to directly comply with certain aspects of the Privacy and Security Rules in our capacity as a business associate, and will also be subject to enforcement for a violation of HIPAA standards. Significantly, the HITECH Act also establishes new mandatory federal requirements for both covered entities and business associates regarding notification of breaches of unsecured protected health information. These breach notification requirements are currently effective and being enforced.

Any failure or perceived failure of our products or services to meet HIPAA standards and related regulatory requirements could expose us to certain notification, penalty and/or enforcement risks and could adversely affect demand for our products and services, and force us to expend significant capital, research and development and other resources to modify our products or services to address the privacy and security requirements of our clients and HIPAA.

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

We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the associated costs of compliance. For example, the federal Office of the National Coordinator for Health Information Technology, (“ONCHIT”), is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of EHRs in the healthcare sector. In October 2010, the Certification Commission for Health Information Technology (“CCHIT”) announced it has tested and certified 33 EHR products under the Commission’s ONC-ATCB program, which certifies that the EHRs are capable of meeting the 2011/2012 criteria supporting Stage 1 meaningful use as approved by the Secretary of Health and Human Services. The certifications include 19 Complete EHRs, which meet all of the 2011/2012 criteria for either eligible provider or hospital technology, and 14 EHR Modules, which meet one or more — but not all — of the criteria. We are yet unable to predict what, if any, impact the creation of such standards and the further developments at ONCHIT and CCHIT will have on our products, services or compliance costs.

Failure by us to comply with any of the federal and state standards regarding patient privacy, identity theft prevention and detection, and data security may subject us to penalties, including civil monetary penalties and in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain clients and attract new clients.

HIPAA and its implementing regulations also mandate format, data content and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. Although our systems are fully capable of transmitting transactions that comply with these requirements, some payers and healthcare clearinghouses with which we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where payers or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we attempt to comply with their requirements, but may be subject to enforcement actions as a result. In January 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as ICD-10 code sets. A separate final rule also published by CMS in January 2009 resulted in changes to the formats to be used for electronic transactions subject to the ICD-10 code sets, known as Version 5010. Healthcare providers are required to comply with Version 5010 by March 31, 2012. Use of the ICD-10 code sets is not mandated until October 1, 2013 and HHS has recently announced plans to postpone this compliance date. We are actively working to make the proper modifications in preparation for the implementation of ICD-10. We may not be successful in responding to these changes and any changes in response that we make to our transactions and software may result in errors or otherwise negatively impact our service levels. We may also experience complications in supporting clients that are not fully compliant with the revised requirements as of the applicable compliance date.

If our clients who operate as not-for profit entities lose their tax-exempt status, those clients would suffer significant adverse tax consequences which, in turn, could adversely impact their ability to purchase products or services from us.

State tax authorities have challenged the tax-exempt status of hospitals and other healthcare facilities claiming such status on the basis that they are operating as charitable and/or religious organizations. The outcome of these cases has been mixed with some facilities retaining their tax-exempt status while others have been denied the ability to continue operating as not-for profit, tax-exempt entities under state law. In addition, many states have removed sales tax exemptions previously available to not-for-profit entities, and both the IRS and the United States Congress are investigating the practices of non-for profit hospitals. Those facilities denied tax exemptions could be subject to the imposition of tax penalties and assessments which could have a material adverse impact on their cash flow, financial strength and possibly ongoing viability. If the tax exempt status of any of our clients is revoked or compromised by new legislation or interpretation of existing legislation, that client’s financial health could be adversely affected, which could adversely impact our sales and revenue.

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

•	actions of our historical equity investors, including sales of common stock by our directors and executive officers;

•	any major change in our senior management team;

•	legal and regulatory factors unrelated to our performance;

•	general economic, industry and market conditions and those conditions specific to the healthcare industry;

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally; and

•	our quarterly results of operations falling below the expectations of securities analysts or investors.

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

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

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

Facilities and Property

We do not own any real property and lease our existing facilities. Our principal executive offices are located in leased office space in Alpharetta, Georgia. Our facilities accommodate product development, marketing and sales, information technology, administration, training, graphic services and operations personnel. As of December 31, 2011, we leased office space to support our operations in the following locations:

Location	Floor Area (Sq. Feet)	Principal Business Function or, Segment	End of Term	Renewal Option

Alpharetta, Georgia	31,236	Corporate	March 31, 2015	Period of five additional years
Alpharetta, Georgia	89,424	RCM	March 31, 2015	Period of five additional years
Atlanta, Georgia	7,712	SCM	December 31, 2012	None
Bedford, Massachusetts	7,756	RCM	December 31, 2015	Two periods of five additional years
Bellevue, Washington	5,535	RCM	June 30, 2013	Period of five additional years
Bridgeton, Missouri	26,341	SCM	June 30, 2013	Two periods of five additional years
Cape Girardeau, Missouri(1)	58,456	SCM	July 31, 2017	None
Centennial, Colorado	23,302	SCM	February 29, 2016	Two periods of three additional years
Clearwater, Florida	3,179	SCM	February 28, 2018	None
Dallas, Texas	148,457	SCM	April 30, 2012	Period of five additional years
El Segundo, California	31,536	RCM / SCM	January 17, 2018	Period of five additional years
Franklin, Tennessee	7,081	SCM	December 31, 2015	None
Gallatin, Tennessee	4,250	SCM	May 1, 2013	Period of three additional years
Mahwah, New Jersey	26,000	RCM	September 30, 2013	Period of five additional years
Nashville, Tennessee	22,500	RCM	July 31, 2019	None
Oakland, California	6,849	SCM	October 31, 2018	None
Plano, Texas	100,528	RCM	January 14, 2022	Two periods of five additional years
Plano, Texas	100,000	SCM	February 28, 2013	Period of three additional months
Plano, Texas	4,226	SCM	June 20, 2013	None
Plano, Texas	6,086	SCM	November 13, 2016	Period of five additional years
Richardson, Texas	3,588	RCM	May 31, 2013	Period of three additional years
Saddle River, New Jersey	68,102	RCM	January 31, 2016	None
Sherman Oaks, California	1,473	SCM	May 31, 2012	None
Southborough, Massachusetts	4,342	RCM	March 31, 2014	Period of five additional years
Yakima, Washington	8,736	RCM	January 31, 2014	Period of two additional years

(1)	See “Finance Obligation” in Note 7 to our Consolidated Financial Statements for a discussion of the capital lease treatment of our Cape Girardeau facility, lease term ending July 31, 2017.

In November 2011, we entered into a new lease agreement for approximately 225,000 square feet of office space together with certain surface parking areas in Plano, Texas. The lease term commences on or around March 1, 2013 with an initial term of fifteen years plus an option to extend the lease term for up to ten years. The total estimated rental commitment under the initial term of the lease agreement is approximately $70 million.

As of December 31, 2011, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	LEGAL PROCEEDINGS.

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is publicly traded on the Nasdaq Global Select Market under the ticker symbol “MDAS.” The following chart sets forth, for the periods indicated, the high and low sales prices of our common stock on the Nasdaq Global Select Market.

Price Range of Common Stock

	Price Range of Common Stock
Period	High	Low
Fourth Quarter 2011	$13.08	$8.52
Third Quarter 2011	$14.12	$9.09
Second Quarter 2011	$16.28	$12.68
First Quarter 2011	$21.44	$13.88
Fourth Quarter 2010	$22.50	$16.54
Third Quarter 2010	$25.00	$18.10
Second Quarter 2010	$25.08	$20.00
First Quarter 2010	$22.40	$19.40

On February 9, 2012, the last reported sale price for our common stock was $12.29 per share. As of February 9, 2012, there were 126 holders of record of our common stock and approximately 6,914 beneficial holders.

Dividend Policy

We did not pay any dividends during the fiscal years ended December 31, 2011 and 2010. We currently anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying any cash dividends for the foreseeable future. The payment of dividends, if any, is subject to the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current and any future financing arrangements, legal restrictions on the payment of dividends and other factors our board of directors deems relevant. Our current credit facilities and the indenture governing our senior notes include restrictions on our ability to pay dividends.

Equity Compensation Plan Information

The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth below, as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	8,331,370	(1)	$13.54	2,955,470	(2)
Equity compensation plans not approved by security holders	350,000	(3)	$18.14	—

Total (4)	8,681,370		$13.73	2,955,470

(1)	This amount includes 3,844,481 common stock options, 4,449,386 stock-settled stock appreciation rights (“SSARs”) and 37,503 common stock warrants issued under our Long Term Performance Incentive Plan (effected in 2008), 2004 Long Term Equity Incentive Plan, and 1999 Stock Incentive Plan.

(2)	All securities remaining available for future issuance are issuable under our Long Term Performance Incentive Plan. See Note 10 of the Notes to Consolidated Financial Statements for discussion of the equity plans.

(3)	Represents 262,500 SSARs and 87,500 restricted stock units, net of forfeitures, issued pursuant to the MedAssets, Inc. 2010 Special Stock Incentive Plan (the “Plan”). The Plan was adopted by the Company’s Board of Directors on November 23, 2010 in connection with the Broadlane Acquisition pursuant to an exception to the requirement for stockholder approval under NASDAQ rules. No further equity grants will be issued under the Plan.

(4)	The above number of securities to be issued upon exercise of outstanding options, warrants and rights does not include 133,687 options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. These options have a weighted average exercise price of $1.56.

Repurchase of Common Stock

Stock repurchases during the fiscal year ended December 31, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
August 23-31, 2011	54	$10.69	54	24,423
September 1-30, 2011	41	$9.85	41	24,022
October 1-31, 2011	167	$9.51	167	22,435
November 1-30, 2011	80	$9.44	80	21,680
December 1-31, 2011	210	$9.46	210	19,695

Total	552	$9.62	552

(1)	On August 23, 2011, we announced that our Board of Directors had authorized the repurchase of up to $25,000 of our common stock. The share repurchase program expires upon the earlier of twelve months from the authorization by our Board of Directors or the repurchase of $25,000 of our common stock.

For additional information regarding our stock repurchase program, see Note 9 of the Notes to Consolidated Financial Statements.

Sales of Unregistered Securities

Set forth below is information regarding shares of common stock granted by us in the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act. Also included is the consideration, if any, received by us for such shares and information relating to the section of the Securities Act, or rule of the SEC, under which exemption from registration was claimed.

During the fiscal years ended December 31, 2011, 2010 and 2009, we issued zero, approximately 67,000 and approximately 227,000, respectively, of unregistered shares of our common stock in connection with stock option exercises related to options issued in connection with our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.1 million and $0.3 million in consideration in connection with these stock option exercises for the fiscal years ended December 31, 2010 and 2009, respectively.

The sales of the above shares were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering or as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 13, 2007 to December 31, 2011 with the cumulative total return of (i) the companies traded on the NASDAQ Global Select Market (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer & Data Processing Index.

*	$100 invested on 12/13/07 in stock or 11/30/07 index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/13/07	12/07	12/08	12/09	12/10	3/11	6/11	9/11	12/11
MedAssets Inc.	100.00	116.78	71.22	103.46	98.49	74.34	65.17	46.88	45.12
NASDAQ Composite	100.00	99.71	58.93	85.12	100.89	106.38	106.23	92.45	100.09
NASDAQ Computer & Data Processing	100.00	103.08	58.90	94.11	103.98	107.22	105.76	94.25	101.36

ITEM 6.	SELECTED FINANCIAL DATA.

Our historical financial data as of and for the fiscal years ended December 31, 2011, 2010 and 2009 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and such data as of and for the fiscal years ended December 31, 2008 and 2007 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

Historical results of operations are not necessarily indicative of results of operations or financial condition in the future or to be expected in the future. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations for a summary of management’s primary metrics to measure the consolidated financial performance of our business, which includes non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted adjusted EPS (which we formerly referred to as non-GAAP diluted cash EPS). The summary historical consolidated financial data and notes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes to those financial statements included elsewhere in this Annual Report on Form 10-K.

	Fiscal Year Ended December 31,
	2011	2010(2)	2009	2008(3)	2007(4)
	(In thousands, except per share data)
		(recast)	(recast)	(recast)	(recast)
Statement of Operations Data:(1)
Net revenue:
Revenue Cycle Management	$214,275	$213,728	$178,721	$128,036	$54,938
Spend and Clinical Resource Management	363,997	177,603	162,560	151,620	133,580

Total net revenue	578,272	391,331	341,281	279,656	188,518
Operating expenses:(5)
Cost of revenue	121,771	100,737	74,651	51,548	27,983
Product development expenses	26,823	20,011	18,994	16,393	7,785
Selling and marketing expenses	56,997	46,736	45,282	43,205	35,748
General and administrative expenses	203,101	124,379	110,661	91,481	64,817
Acquisition and integration-related expenses(6)	24,551	21,591	—	—	—
Depreciation	22,402	19,948	13,211	9,793	7,115
Amortization of intangibles	80,510	31,027	28,012	23,442	15,778
Impairment of property and equipment, goodwill and intangibles(7)	—	46,423	—	2,272	1,204

Total operating expenses	536,155	410,852	290,811	238,134	160,430

Operating income (loss)	42,117	(19,521)	50,470	41,522	28,088
Other income (expense)
Interest expense	(71,083)	(27,508)	(18,114)	(21,271)	(20,391)
Other income (expense)	3,621	650	417	(1,921)	3,115

(Loss) income before income taxes	(25,345)	(46,379)	32,773	18,330	10,812
Income (benefit) tax	(9,851)	(14,255)	12,826	7,489	4,516

Net (loss) income	(15,494)	(32,124)	19,947	10,841	6,296
Preferred stock dividends and accretion	—	—	—	—	(16,094)

Net (loss) income attributable to common stockholders	$(15,494)	$(32,124)	$19,947	$10,841	$(9,798)
(Loss) income per share basic	$(0.27)	$(0.57)	$0.36	$0.22	$(0.75)
(Loss) income per share diluted	$(0.27)	$(0.57)	$0.34	$0.21	$(0.75)
Shares used in per share calculation basic	57,298	56,434	54,841	49,843	12,984
Shares used in per share calculation diluted(8)	57,298	56,434	57,865	52,314	12,984

(1)	Amounts have been recast to reflect our DSS operating unit within our SCM segment.

(2)	Amounts include the results of operations of Broadlane (as part of the SCM segment) from November 16, 2010, the date of acquisition.

(3)	Amounts include the results of operations of Accuro Healthcare Solutions, Inc. (as part of the RCM segment) from June 2, 2008, the date of acquisition.

(4)	Amounts include the results of operations of XactiMed, Inc. (as part of the RCM segment) from May 18, 2007 and MD-X Solutions Inc. (as part of the RCM segment) from July 2, 2007, the respective dates of acquisition.

(5)	Total share-based compensation expense included in the operating expense captions above for each period presented is as follows:

	Fiscal Year Ended December 31,
	2011		2010	2009	2008	2007
	(In thousands)
Cost of revenue	$1,362		$2,722	$3,063	$1,983	$877
Product development	267		461	866	721	350
Selling and marketing	559		2,476	2,920	1,894	1,050
General and administrative	2,835		5,834	9,803	3,952	3,334

Total share-based compensation expense	$5,023	(1)	$11,493	$16,652	$8,550	$5,611

(1)	During 2011, we reversed $6.5 million of previously recorded share-based compensation expense related to certain performance-based SSARs and performance-based restricted stock that were granted under the MedAssets, Inc. Long-Term Performance Incentive Plan in 2008. The share-based compensation expense was reversed due to non-achievement of certain performance criteria. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

(6)	For the fiscal year ended December 31, 2011, the amount was attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs. For the fiscal year ended December 31, 2010, the amount was attributable to $10.4 million in transaction costs incurred (not related to the financing) to complete the Broadlane Acquisition such as due diligence, consulting and other relates fees; $8.4 million for integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; and $2.8 million was attributable to acquisition-related fees associated with an unsuccessful acquisition attempt.

(7)	The impairment during the fiscal year ended December 31, 2010 primarily consisted of: (i) a $44.5 million write-off of goodwill relating to our DSS operating unit; and (ii) $1.3 million relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition. The impairment of intangibles during 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management trade names and internally developed software products deemed impaired due to the integration of Accuro’s operations and products. The impairment of intangibles during 2007 primarily relates to the write-off of in-process research and development from XactiMed at the time of acquisition.

(8)	For the years ended December 31, 2011, 2010 and 2007, the effect of dilutive securities has been excluded because the effect is antidilutive as a result of the net loss attributable to common stockholders.

Consolidated Balance Sheet Data:

	Fiscal Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Cash and cash equivalents(1)	$62,947	$46,836	$5,498	$5,429	$136,972
Current assets	200,908	184,754	95,980	80,254	190,208
Total assets	1,794,978	1,845,353	778,544	773,860	526,379
Current liabilities	318,325	283,249	99,344	139,308	75,513
Total non-current liabilities(2)	1,058,040	1,126,521	241,828	251,613	221,351
Total liabilities	1,376,365	1,409,770	341,172	390,921	296,864
Total stockholder’s equity(1)	418,613	435,583	437,372	382,939	229,515
Cash dividends declared per share(3)	$—	$—	$—	$—	$2.48

(1)	During 2008, we voluntarily changed our cash management practice to reduce our interest expense. We instituted an auto-borrowing plan which caused all excess cash on hand to be used to repay our swing-line credit facility on a daily basis. As we changed lenders in connection with the Broadlane Acquisition, this practice was suspended. On March 31, 2011, we entered into the first amendment to our existing credit agreement. The first amendment redefined the swing line lender as Bank of America, N.A. from Barclays Bank PLC. In connection with the first amendment, we executed an auto borrowing plan with Bank of America, N.A. This enabled the Company to reinstitute our cash management practice of voluntarily applying any excess cash to repay our swing line credit facility, if any, on a daily basis or against our revolving credit facility on a routine basis when our swing line credit facility is undrawn. At December 31, 2011, we had a cash and cash equivalents balance in anticipation of the $120.1 million deferred payment associated with the Broadlane Acquisition due on or before January 4, 2012. At December 31, 2010, we had a cash and cash equivalents balance due to the cash flows associated with the Broadlane Acquisition and a temporary suspension of our previous cash management practice. At December 31, 2009 and 2008, we had a cash and cash equivalents balance because we had a zero balance on our revolving credit facility. As a result of our initial public offering of our common stock which closed on December 18, 2007, we received $216.6 million of net cash proceeds and subsequently paid down indebtedness by $120.0 million on the same date. In conjunction with the offering, all redeemable convertible preferred shares were converted to common shares.

(2)	Inclusive of capital lease obligations and long-term notes payable.

(3)	On July 23, 2007, our board of directors declared a special dividend payable to common stockholders and preferred stockholders, to the extent entitled to participate in dividends payable on the common stock in the amount of $70.0 million in the aggregate, or $2.48 per share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We provide technology-enabled products and services which together deliver solutions designed to improve operating margin, cash flow and overall operational effectiveness for hospitals, health systems and other ancillary or non-acute healthcare providers. Our solutions are designed to efficiently analyze detailed information across the spectrum of revenue cycle, spend and clinical resource management processes. Our solutions integrate with existing operations and enterprise software systems of our clients and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and clients are primarily located throughout the United States.

Our full-year results included total consolidated net revenue of $578.3 million, a 47.8% increase over 2010. These results were primarily driven by our Broadlane Acquisition as well as growth in net administrative fees from our GPO services, continued demand for medical device, clinical and performance improvement consulting services, as well as growth in revenue cycle technology tools. We reported a net loss of $15.5 million, or a loss of $0.27 per diluted share, due primarily to acquisition-related intangible amortization expense and higher interest expense. Our non-GAAP adjusted EBITDA was $184.1 million, a 43.8% increase over last year.

We believe the acquisition of Broadlane has positioned our business to offer a comprehensive solution set and enhanced value proposition for our current client base and a greater opportunity to cross-sell additional products and services to current and prospective clients. Overall, we believe that our business model and best-practice solutions can provide our client base with the direction and support to manage total costs, optimize revenue, secure reimbursement, reduce waste, and increase cash flow for healthcare providers as the slow economic recovery and impact of health insurance reform continue to impact their financial stability and provision of care.

Management’s primary metrics to measure the consolidated financial performance of the business are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted adjusted EPS (which we formerly referred to as non-GAAP diluted Cash EPS).

For the fiscal years ended December 31, 2011, 2010 and 2009, our primary results of operations included the following:

	Fiscal Year Ended December 31,				Fiscal Year Ended December 31,
	2011	2010	Change		2010	2009	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(In millions)				(In millions)
Gross fees(1)	$713.2	$454.3	$258.9	57.0%	$454.3	$396.5	$57.8	14.6%
Revenue share obligation(1)	(134.9)	(63.0)	(71.9)	114.1	(63.0)	(55.2)	(7.8)	14.1

Total net revenue	578.3	391.3	187.0	47.8	391.3	341.3	50.0	14.6
Operating income (loss)	42.1	(19.5)	61.6	(315.9)	(19.5)	50.5	(70.0)	(138.6)
Net (loss) income	$(15.5)	$(32.1)	$16.6	(51.7%)	$(32.1)	$19.9	$(52.0)	(261.3%)
Adjusted EBITDA(1)	$184.1	$128.0	$56.1	43.8%	$128.0	$111.4	$16.6	14.9%
Adjusted EBITDA margin(1)	31.8%	32.7%			32.7%	32.6%
Adjusted EPS(1)	$0.99	$0.82	$0.17	20.7%	$0.82	$0.82	$—	0.0%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

For the fiscal years ended December 31, 2011 and 2010, we generated non-GAAP gross fees of $713.2 million and $454.3 million, respectively, and total net revenue of $578.3 million and $391.3 million, respectively. The increases in non-GAAP gross fees and total net revenue in the fiscal year ended December 31, 2011 compared to the fiscal year ended December 31, 2010 were primarily attributable to:

•	the Broadlane Acquisition on November 16, 2010;

•

growth in our SCM segment from our medical device consulting and strategic sourcing services, and vendor administrative fees as well as revenue related to achievement of certain client financial performance targets earned during the year; and

•	growth in our RCM segment from our revenue cycle technology tools offset by a decline in our revenue cycle services.

For the fiscal year ended December 31, 2011, we generated operating income of $42.1 million compared to an operating loss of $19.5 million for the fiscal year ended December 31, 2010. The increase in operating income compared to the prior year was primarily attributable to the net revenue increase discussed above in addition to approximately $25 million in achieved cost reductions relating to combining the operations of Broadlane with our operations offset by the following:

•	increased cost of revenue within our SCM segment attributable to a higher percentage of net revenue being derived from service-based engagements;

•	higher operating expenses related to increased compensation expense for new and existing personnel, inclusive of performance-based incentive compensation expense;

•	an increase in amortization expense of acquired intangibles; and

•

an increase in depreciation expense from additions of property and equipment including purchased software and fixed assets acquired in the Broadlane Acquisition, partially offset by lower depreciation expense from the change in useful life in our internally developed software.

For the fiscal year ending December 31, 2011, the increase in non-GAAP adjusted EBITDA compared to the fiscal year ended December 31, 2010 was primarily attributable to the net revenue increase discussed above, which included performance-related revenue that has a higher contribution margin (and represented 5.3% and 4.4% of consolidated net revenue, respectively), in addition to achieved cost reductions realized from combining the operations of Broadlane with our existing operations partially offset by higher operating expenses inclusive of performance-based incentive compensation expense. The non-GAAP adjusted EBITDA margin remained relatively consistent with the prior period decreasing slightly primarily due to the increase in performance-based incentive compensation.

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

•

impairment charges primarily relating to: (i) a write-off of goodwill from our decision support services operating unit; and (ii) a certain SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition;

•

increased cost of revenue attributable to: (i) a higher percentage of net revenue being derived from service-based engagements within our RCM and SCM segments; and (ii) higher direct costs relating to certain new and existing client arrangements whereby the related revenue associated with these arrangements is contingent upon meeting financial performance targets. The related revenue is proportionally recorded as the performance targets are achieved. The increase in these types of arrangements was concentrated within our SCM segment;

•	higher operating expenses related to increased compensation expense for new and existing personnel;

•	an increase in amortization expense of acquired intangibles; and

•	an increase in depreciation expense from additions to property and equipment including purchased software in conjunction with fixed assets acquired in the Broadlane Acquisition.

For the fiscal year ending December 31, 2010, increases in non-GAAP adjusted EBITDA and non-GAAP adjusted EBITDA margin compared to the fiscal year ended December 31, 2009 were primarily attributable to the net revenue increase discussed above, as well as lower expense growth due to certain management cost control initiatives and lower performance-based incentive compensation expense during the year, partially offset by increased cost of revenue from segment revenue and product mix, including a shift to more service-based revenue and increased corporate operating expenses.

Segment Structure and Revenue Streams

Effective January 1, 2011, we realigned our decision support services (or “DSS”) under our SCM segment from our RCM segment. We believe that this realignment will help us capitalize on the integration of our products and services, and to better focus on offering data-driven tools and services to help bridge our clients’ clinical and financial gaps so they can produce higher quality patient outcomes at a lower cost. As a result of this move, our results of operations, management’s discussion and analysis, and other applicable sections herein have been recast to reflect this change for all periods presented and DSS will be included within our SCM performance analytics offerings in subsequent periods.

We deliver our solutions through two business segments, Revenue Cycle Management (“RCM”) and Spend and Clinical Resource Management (“SCM”). Management’s primary metrics to measure consolidated and segment financial performance are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin, non-GAAP diluted adjusted EPS and Segment Adjusted EBITDA. All of our revenues are from external clients and inter-segment revenues have been eliminated. See Note 13 of the Notes to Consolidated Financial Statements herein for discussion on Segment Adjusted EBITDA and certain items of our segment results of operations and financial position.

Revenue Cycle Management

Our RCM segment provides a comprehensive suite of products and services spanning the hospital revenue cycle workflow — from patient access and financial responsibility, charge capture and integrity, pricing analysis, claims processing and denials management, payor contract management, revenue recovery and accounts receivable services. Our workflow solutions, together with our data management, compliance and audit tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance. Our RCM segment revenue is listed under the caption “Other service fees” on our Consolidated Statements of Operations and consists of the following components, which are also discussed in Note 1 of our Consolidated Financial Statements:

•

Subscription and implementation fees.    We earn fixed subscription fees on a monthly or annual basis on multi-year contracts for client access to our SaaS-based solutions. We may also charge our clients non-refundable upfront fees for implementation of our SaaS-based services. These non-refundable upfront fees are earned over the subscription period or estimated customer relationship period, whichever is longer.

We defer costs related to implementation services and expense these costs in proportion to the revenue earned over the subscription period or customer relationship period, as applicable.

In addition, we defer upfront sales commissions related to subscription and implementation fees and expense these costs ratably over the related contract term.

•	Transaction fees. For certain of our revenue cycle management solutions, we earn fees that vary based on the volume of client transactions or enrolled members.

•

Service fees.    For certain of our RCM solutions, we earn fees based on a percentage of cash remittances collected, fixed-fee and cost-plus consulting arrangements. The related revenues are earned as services are rendered.

Spend and Clinical Resource Management

On November 16, 2010, we completed the acquisition of Broadlane, a leading provider of group purchasing, supply chain outsourcing and centralized procurement services, capital equipment lifecycle management, clinical and lean process consulting, and clinical workforce optimization solutions. With the addition of Broadlane, our SCM segment provides a comprehensive suite of cost management services and supply chain analytics and data capabilities that help our clients manage many of their expense categories. Our solutions lower supply and medical device costs and help to improve clinical resource utilization by managing the procurement process through our strategic sourcing of supplies and purchased services, discounted pricing through our group purchasing organization’s portfolio of contracts, consulting services and business analytics and intelligence tools. Our SCM segment revenue consists of the following components:

•

Administrative fees and revenue share obligation.    We earn administrative fees from manufacturers, distributors and other vendors (collectively referred to as “vendors”) of products and services with whom we have contracts under which our group purchasing organization clients may purchase products and services. Administrative fees represent a percentage, which we refer to as our administrative fee ratio, typically ranging from 0.25% to 3.00% of the purchases made by our group purchasing organization clients through contracts with our vendors.

Our group purchasing organization clients make purchases, and receive shipments, directly from the vendors. Generally on a monthly or quarterly basis, vendors provide us with a report describing the purchases made by our clients through our group purchasing organization vendor contracts, including associated administrative fees. We recognize revenue upon the receipt of these reports from vendors.

Some client contracts require that a portion of our administrative fees be contingent upon achieving certain financial improvements, such as lower supply costs, which we refer to as performance targets. Contingent administrative fees are not recognized as revenue until we receive customer acceptance on the achievement of those contractual performance targets. Prior to receiving client acceptance of performance targets, we record contingent administrative fees as deferred revenue on our consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we may be contractually obligated to refund some or all of the contingent fees.

Additionally, in many cases, we are contractually obligated to pay a portion of the administrative fees to our hospital and health system clients. Typically this amount, which we refer to as our revenue share obligation, is calculated as a percentage of administrative fees earned on a particular client’s purchases from our vendors. Our total net revenue on our Consolidated Statements of Operations is shown net of the revenue share obligation.

•	Other service fees. The following items are included as “Other service fees” in our Consolidated Statement of Operations:

•

Consulting fees.    We consult with our clients regarding the costs and utilization of medical devices and physician preference items (“PPI”) and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with an average duration of six to nine months, and the related revenues are earned as services are rendered. We generate revenue from consulting contracts that also include performance targets. The performance targets generally relate to committed financial improvement to our clients from the use and implementation of initiatives that result from our consulting services. Performance targets are measured as our strategic initiatives are identified and implemented, and the financial improvement can be quantified by the client. Prior to receiving client acceptance of performance targets, we record contingent consulting fees as deferred revenue on our consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we may be contractually obligated to refund some or all of the contingent fees.

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

Operating Expenses

We classify our operating expenses as follows:

•

Cost of revenue.    Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, incentive compensation and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our clients (indirect labor costs for these personnel are included in general and administrative expenses). As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue consists of costs of third-party products and services and client reimbursed out-of-pocket costs. Cost of revenue does not include certain expenses relating to hosting our services and providing support and related data center capacity (which is included in general and administrative expenses), and allocated amounts for rent, depreciation, amortization or other indirect operating costs because we do not consider the inclusion of these items in cost of revenue relevant to our business. However, cost of revenue does include the amortization for the cost of software to be sold, leased, or otherwise marketed. As a result of the Broadlane Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period and acquisition-affected comparability. In addition, any changes in revenue mix between our RCM and SCM segments, including changes in revenue mix towards SaaS-based revenue and consulting services, may cause significant fluctuations in our cost of revenue and have a favorable or unfavorable impact on operating income.

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

Broadlane Acquisition

We consummated the Broadlane Acquisition on November 16, 2010. During 2011, we finalized the purchase price with Broadlane LLC. As a result, we recorded an adjustment of approximately $1.7 million which decreased the deferred purchase consideration and goodwill. The final adjusted deferred purchase consideration amount of $120.1 million was paid by the Company in January 2012.

In connection with combining the operations of Broadlane with our operations, we have realized expense savings of approximately $25 million for the fiscal year ended December 31, 2011.

Purchase Accounting

In connection with the Broadlane Acquisition, we recorded an administrative fee and other service fee revenue adjustment, which was determined as part of purchase accounting and recorded as part of the purchase price allocation. The purchase accounting adjustment was recorded as an accounts receivable relating to these administrative fees with a related revenue share obligation. This change only impacted our SCM segment. We include a purchase accounting adjustment line item in our non-GAAP adjusted EBITDA reconciliation to account for these adjustments as it relates to the Broadlane Acquisition. The adjustments relating to the Broadlane Acquisition were finalized during the fourth quarter of 2011.

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

On March 31, 2011, we entered into the first amendment to our existing credit agreement. The first amendment redefined the swing line lender as Bank of America, N.A. from Barclays Bank. In connection with the first amendment, we executed an auto borrowing plan with Bank of America, N.A. This enabled the Company to reinstitute our cash management practice of voluntarily applying any excess cash to repay our swing line credit facility, if any, on a daily basis or against our revolving credit facility on a routine basis when our swing line credit facility is undrawn.

Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information.

Notes Offering

Also in connection with the Broadlane Acquisition, the Company closed the offering of an aggregate principal amount of $325.0 million of senior notes due 2018 (the “Notes”). The Notes will mature on November 15, 2018, and bear 8% annual interest. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011.

On July 22, 2011, the Company filed a registration statement with the SEC on Form S-4 for the purpose of registering new senior notes with the same terms and conditions as the Notes. The registration statement was declared effective on October 13, 2011, and on the same day the Company launched an exchange offer whereby the Company offered to exchange new registered 8% senior notes due 2018 (the “Exchange Notes”) for all of the outstanding unregistered Notes (the “Exchange Offer”). The terms of the Exchange Notes are substantially identical to those of the Notes, except the Exchange Notes are registered under the Securities Act of 1933, as amended. The Exchange Notes evidence the same indebtedness as the Notes and are entitled to the benefits of the Indenture governing the Notes. The Company did not and will not receive any proceeds from the Exchange Offer. The Notes and the Exchange Notes are now interchangeably referred to as the “Notes”.

Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information.

Impairment of Assets

During 2010, certain of our assets were deemed to be impaired as they no longer provided future economic benefit. Such assets primarily included goodwill associated with our decision support services operating unit, certain acquired trade names, developed technology, and internally developed software.

In connection with our 2010 annual impairment testing, we recognized an impairment charge related to the goodwill at our decision support services operating unit within our SCM reporting segment. We recorded non-cash impairment charges totaling $46.4 million during the fiscal year ended December 31, 2010. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information.

Performance-based Incentive Compensation

During 2011, we partially funded our discretionary bonus and incentive pool, which resulted in higher operating expenses and lower adjusted EBITDA in year over year comparisons. During 2010 and 2009, we did not fund our discretionary bonus and incentive pool, which had a favorable impact on operating expenses and adjusted EBITDA for the fiscal years ended December 31, 2010 and 2009.

Share-based Compensation

During 2011, we reversed $6.5 million of previously recorded share-based compensation expense related to certain performance-based SSARs and performance-based restricted stock that were granted under the MedAssets, Inc. Long-Term Performance Incentive Plan in 2008. The share-based compensation expense was reversed due to non-achievement of certain performance criteria.

RCM Management Restructuring Plan

Our management approved and initiated a plan to restructure our operations resulting in certain management changes within our RCM segment. During the fiscal year ended December 31, 2011, we expensed costs of approximately $1.6 million associated with restructuring activities consisting of severance costs. These costs are included within the product development and general and administrative expense line items on the Consolidated Statements of Operations.

Termination of Interest Rate Swaps

In November 2010, we terminated an interest rate swap as part of the Broadlane Acquisition that was originally set to terminate in March 2012. In consideration of the early termination, we paid the swap counterparty, and incurred an expense of $1.6 million for the fiscal year ended December 31, 2010. Accordingly, the swap is no longer recorded on our Consolidated Balance Sheet as of December 31, 2010.

Share Repurchase Program

On August 23, 2011, our Board of Directors authorized a share repurchase program of up to $25.0 million of our common stock. The share repurchase program expires upon the earlier of twelve months from the authorization by our Board of Directors or the repurchase of $25.0 million of our common stock. Refer to Note 9 of the Notes to Consolidated Financial Statements herein for additional information on the amount and cost of shares we repurchased during the fiscal year ended December 31, 2011 under the share repurchase program.

Segment Reporting

Effective January 1, 2011, we realigned our decision support services and performance analytics business operations under our SCM segment from our RCM segment. All prior period amounts have been recast to reflect this realignment.

Use of Estimates

Preparation of the financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During March 2011, we adjusted our estimates related to our customer relationship period and internally developed software useful life, as discussed below.

Customer Relationship Period

We finalized a study of our customer relationship period using data based on our historical experience. As a result of the study, we changed our customer relationship period for which we recognize revenue related to implementation and setup fees charged for our SaaS-based services from an average of four years to six years, effective January 1, 2011. We will apply this change in estimate on a prospective basis. The impact of the change in customer relationship period reduced our 2011 other service fee revenue by approximately $0.8 million.

Internally Developed Software Useful Life

We finalized a study of our internally developed software useful life based on our historical experience. As a result of the study, we changed our useful life for which we will recognize depreciation expense related to internally developed software from three years to up to but generally five years, effective January 1, 2011. We will apply this change in estimate on a prospective basis. The impact of the change in internally developed software useful life reduced our 2011 depreciation expense by approximately $5.6 million.

Results of Operations

Consolidated Tables

The following tables set forth our consolidated results of operations grouped by segment for the periods shown:

	Fiscal Year Ended December 31,
	2011	2010	2009
	(In thousands)
		(recast)	(recast)
Net revenue:
Revenue Cycle Management	$214,275	$213,728	$178,721
Spend and Clinical Resource Management
Gross administrative fees(1)	384,560	182,024	163,454
Revenue share obligation(1)	(134,961)	(62,954)	(55,231)
Other service fees	114,398	58,533	54,337

Total Spend and Clinical Resource Management	363,997	177,603	162,560

Total net revenue	578,272	391,331	341,281
Operating expenses:
Revenue Cycle Management	193,718	182,868	158,411
Spend and Clinical Resource Management	304,142	180,460	102,507

Total segment operating expenses	497,860	363,328	260,918
Operating income (loss)
Revenue Cycle Management	20,557	30,860	20,310
Spend and Clinical Resource Management	59,855	(2,857)	60,053

Total segment operating income	80,412	28,003	80,363
Corporate expenses(2)	38,295	47,524	29,893

Operating income (loss)	42,117	(19,521)	50,470
Other income (expense):
Interest expense	(71,083)	(27,508)	(18,114)
Other income (expense)	3,621	650	417

(Loss) income before income taxes	(25,345)	(46,379)	32,773
Income tax (benefit) expense	(9,851)	(14,255)	12,826

Net (loss) income	(15,494)	(32,124)	19,947
Reportable segment adjusted EBITDA(3):
Revenue Cycle Management	49,635	65,891	56,053
Spend and Clinical Resource Management	$165,672	$87,696	$76,469
Reportable segment adjusted EBITDA margin(4):
Revenue Cycle Management	23.2%	30.8%	31.4%
Spend and Clinical Resource Management	45.5%	49.4%	47.0%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 13 of the Notes to Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

The following table sets forth our consolidated results of operations as a percentage of total net revenue for the periods shown:

	Fiscal Year Ended December 31,
	2011	2010	2009
		(recast)	(recast)
Net revenue:
Revenue Cycle Management	37.1%	54.6%	52.4%
Spend and Clinical Management
Gross administrative fees(1)	66.5	46.5	47.9
Revenue share obligation(1)	(23.3)	(16.1)	(16.2)
Other service fees	19.8	15.0	15.9

Total Spend and Clinical Management	62.9	45.4	47.6

Total net revenue	100.0	100.0	100.0
Operating expenses:
Revenue Cycle Management	33.5	46.7	46.4
Spend and Clinical Management	52.6	46.1	30.0

Total segment operating expenses	86.1	92.8	76.5
Operating (loss) income
Revenue Cycle Management	3.6	7.9	6.0
Spend and Clinical Management	10.4	(0.7)	17.5

Total segment operating income	13.9	7.1	23.5
Corporate expenses(2)	6.6	12.1	8.8

Operating income (loss)	7.3	(5.0)	14.8
Other income (expense):
Interest expense	(12.3)	(7.0)	(5.3)
Other income (expense)	0.6	0.2	0.1

(Loss) income before income taxes	(4.4)	(11.9)	9.6
Income tax (benefit) expense	(1.7)	(3.6)	3.8

Net (loss) income	-2.7%	-8.2%	5.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations.

Comparison of the Fiscal Years Ended December 31, 2011 and 2010

	Fiscal Year Ended December 31,
	2011		2010		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Net revenue:
Revenue Cycle Management	$214,275	37.1%	$213,728	54.6%	$547	0.3%
Spend and Clinical Resource Management
Gross administrative fees(1)	384,560	66.5	182,024	46.5	202,536	111.3
Revenue share obligation(1)	(134,961)	(23.3)	(62,954)	(16.1)	(72,007)	114.4
Other service fees	114,398	19.8	58,533	15.0	55,865	95.4

Total Spend and Clinical Resource Management	363,997	62.9	177,603	45.4	186,394	104.9

Total net revenue	$578,272	100.0%	$391,331	100.0%	$186,941	47.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue.    Total net revenue for the fiscal year ended December 31, 2011 was $578.3 million, an increase of $187.0 million, or 47.8%, from revenue of $391.3 million for the fiscal year ended December 31, 2010. The increase in total net revenue was comprised of a $0.6 million increase in RCM revenue and a $186.4 million increase in SCM revenue. For the fiscal years ended December 31, 2011 and 2010, performance-related revenue as a percentage of consolidated net revenue amounted to 5.3% and 4.4%, respectively.

Revenue Cycle Management revenue.    RCM net revenue for the fiscal year ended December 31, 2011 was $214.3 million, an increase of $0.6 million, or 0.3%, from net revenue of $213.7 million for the fiscal year ended December 31, 2010. The increase was primarily attributable to an $8.6 million increase in revenue from our revenue cycle technology tools partially offset by an $8.0 million decrease in revenue from our comprehensive revenue cycle service engagements. As we engage new clients, renew with existing clients and complete existing contracts, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Spend and Clinical Resource Management net revenue.    SCM net revenue for the fiscal year ended December 31, 2011 was $364.0 million, an increase of $186.4 million, or 104.9%, from revenue of $177.6 million for the fiscal year ended December 31, 2010. The increase was the result of an increase in non-GAAP gross administrative fees of $202.5 million, or 111.3%, partially offset by a $72.0 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $55.9 million.

•

Gross administrative fees.    Non-GAAP gross administrative fee revenue increased by $202.5 million, or 111.3%, as compared to the prior period, primarily due to the Broadlane Acquisition in addition to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized from our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

•

Revenue share obligation.    Non-GAAP revenue share obligation increased $72.0 million, or 114.4%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 35.1% and 34.6% for the fiscal years ended December 31, 2011 and 2010, respectively. We will continue to experience fluctuations in our revenue share ratio based on clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements. We did not have any significant change in our client revenue mix during the year that resulted in a material impact on our revenue share ratio.

•

Broadlane related revenue. In our fiscal year ended December 31, 2010, the operating results of Broadlane were included for forty-six days beginning with the closing of the Broadlane Acquisition on November 16, 2010.

As discussed further below, approximately $6.2 million and $13.4 million of estimated net administrative fees for the fiscal years ended December 31, 2011 and 2010, respectively, associated with the Broadlane Acquisition were excluded from our financial results because of GAAP relating to business combinations.

Given the significant impact of the Broadlane Acquisition on our SCM segment, we believe acquisition-affected measures are useful for the comparison of our year over year net revenue growth. SCM net revenue for the fiscal year ended December 31, 2011 was $370.2 million, an increase of $26.5 million, or 7.7%, from SCM non-GAAP acquisition-affected net revenue of $343.7 million for the fiscal year ended December 31, 2010. The following table sets forth the reconciliation of SCM non-GAAP acquisition-affected net revenue to SCM GAAP net revenue:

	Fiscal Year Ended December 31,
	2011	2010	Change
	Amount	Amount	Amount	%
		(Unaudited, in thousands)
SCM net revenue	$363,997	$177,603	$186,394	104.9%
Broadlane acquisition-related adjustment(1)	—	152,664	(152,664)	(100.0)
Broadlane purchase accounting revenue adjustment(1)(2)	6,245	13,406	(7,161)	(53.4)

Total SCM acquisition-affected net revenue(1)	$370,242	$343,673	$26,569	7.7%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Upon acquiring Broadlane, we made a purchase accounting adjustment that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010, but were reported to us subsequent to that date. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us and recording any corresponding revenue share obligation as a liability). For the fiscal year ended December 31, 2011, the $6.2 million represents the net amount of: (i) $9.4 million in gross administrative fees and $1.6 million in other service fees based on vendor reporting received from January 1, 2011 through November 15, 2011 related to purchases made prior to the acquisition date; and (ii) a corresponding revenue share obligation of $4.8 million. For the fiscal year ended December 31, 2010, the $13.4 million represents the net amount of: (i) $26.8 million in gross administrative fees based on vendor reporting received from the acquisition date up through December 31, 2010; and (ii) a corresponding revenue share obligation of $13.4 million.

•

Other service fees.    The $55.9 million, or 95.4%, increase in other service fees primarily related to $58.7 million in higher revenues from medical device consulting and strategic sourcing services (inclusive of Broadlane). The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing clients coupled with other service fee revenue relating to consulting and sourcing services from the Broadlane Acquisition. The increase was partially offset by a $3.4 million decrease in revenue relating to our decision support services business primarily due to a scheduled and planned step down in license fees from a certain client. In addition, we recorded $5.5 million in revenue associated with our annual client and vendor meeting for the fiscal year ended December 31, 2011 compared to $3.6 million for the fiscal year ended December 31, 2010.

Total Operating Expenses

	Fiscal Year Ended December 31,
	2011		2010		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Operating expenses:
Cost of revenue	$121,771	21.1%	$100,737	25.7%	$21,034	20.9%
Product development expenses	26,823	4.6	20,011	5.1	6,812	34.0
Selling and marketing expenses	56,997	9.9	46,736	11.9	10,261	22.0
General and administrative expenses	203,101	35.1	124,379	31.8	78,722	63.3
Acquisition and integration-related expenses	24,551	4.2	21,591	5.5	2,960	13.7
Depreciation	22,402	3.9	19,948	5.1	2,454	12.3
Amortization of intangibles	80,510	13.9	31,027	7.9	49,483	159.5
Impairment of property & equipment, goodwill and intangibles	—	0.0	46,423	11.9	(46,423)	100.0

Total operating expenses	536,155	92.7	410,852	105.0	125,303	30.5
Operating expenses by segment:
Revenue Cycle Management	193,718	33.5	182,868	46.7	10,850	5.9
Spend and Clinical Resource Management	304,142	52.6	180,460	46.1	123,682	68.5

Total segment operating expenses	497,860	86.1	363,328	92.8	134,532	37.0
Corporate expenses	38,295	6.6	47,524	12.1	(9,229)	(19.4)

Total operating expenses	$536,155	92.7%	$410,852	105.0%	$125,303	30.5%

Cost of revenue.    Cost of revenue for the fiscal year ended December 31, 2011 was $121.8 million, or 21.1% of total net revenue, an increase of $21.0 million, or 20.9%, from cost of revenue of $100.7 million, or 25.7% of total net revenue, for the fiscal year ended December 31, 2010. Excluding the impact of the Broadlane Acquisition, our cost of revenue as a percentage of related net revenue was 21.0% for the fiscal year ended December 31, 2011.

Of the increase, $23.5 million was attributable to cost of revenue associated with the Broadlane Acquisition. The increase was offset by a $2.5 million decrease in cost of revenue which was associated with: (i) a decrease in service-related engagements primarily in our revenue cycle services business, which result in a lower cost of revenue given these activities are more labor intensive; and (ii) a decrease in cost of revenue from our decision support services business which was driven by lower revenue as previously discussed.

Product development expenses.    Product development expenses for the fiscal year ended December 31, 2011 were $26.8 million, or 4.6% of total net revenue, an increase of $6.8 million, or 34.0%, from product development expenses of $20.0 million, or 5.1% of total net revenue, for the fiscal year ended December 31, 2010. Excluding the impact of the Broadlane Acquisition, our product development expenses as a percentage of related net revenue was 5.4% for the fiscal year ended December 31, 2011.

Of the increase, $3.9 million was attributable to product development expenses associated with the Broadlane Acquisition. The remaining increase was attributable to a $1.6 million increase in professional fees; and a $1.3 million increase in compensation expense (inclusive of performance-based incentive compensation expense) to new and existing employees. Our product development capitalization rate for the fiscal year ended December 31, 2011 and 2010, was 54.4% and 47.3%, respectively. The higher capitalization rate for the fiscal year ended December 31, 2011 was primarily due to: (i) an increase in product and development within our SCM reporting unit attributable to investments in integration-related activities in connection with combining the operations of Broadlane with our existing operations; and (ii) an increase in RCM investments in product and development primarily due to new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses.    Selling and marketing expenses for the fiscal year ended December 31, 2011 were $57.0 million, or 9.9% of total net revenue, an increase of $10.3 million, or 22.0%, from selling and marketing expenses of $46.7 million, or 11.9% of total net revenue, for the fiscal year ended December 31, 2010. Excluding the impact of the Broadlane Acquisition, selling and marketing expenses as a percentage of related net revenue was 12.4% for the fiscal year ended December 31, 2011.

Of the increase, $4.5 million was attributable to selling and marketing expenses associated with the Broadlane Acquisition. The remaining increase was attributable to a $3.8 million increase in compensation expense (inclusive of performance-based incentive compensation expense) relating to new and existing employees; a $2.3 million increase in expenses associated with our client and vendor meeting; a $0.6 million increase in transportation expense; a $0.5 million increase in advertising expense; and a $0.5 million increase in meetings expense. The increase was partially offset by a $1.9 million decrease in share-based compensation expense resulting from the reversal of share-based compensation expense relating to certain performance-based equity awards (as discussed in “Key Considerations”) as well as the use of the accelerated method of expense attribution used for our service-based equity awards that are subject to graded vesting, which comprises a majority of our total equity awards. This method results in a continual decrease in annual share-based compensation expense with respect to each grant over the requisite service period of such grant. Total expenses related to our client and vendor meeting amounted to $7.0 million and $4.7 million for the fiscal years ended December 31, 2011 and 2010, respectively.

General and administrative expenses.    General and administrative expenses for the fiscal year ended December 31, 2011 were $203.1 million, or 35.1% of total net revenue, an increase of $78.7 million, or 63.3%, from general and administrative expenses of $124.4 million, or 31.8% of total net revenue, for the fiscal year ended December 31, 2010. Excluding the impact of the Broadlane Acquisition, our general and administrative expenses as a percentage of related net revenue was 37.4% for the fiscal year ended December 31, 2011.

Of the increase, $46.0 million was attributable to the Broadlane Acquisition. The remaining increase was attributable to a $20.7 million increase in compensation expense (inclusive of performance-based compensation expense) to new and existing employees, primarily operational service-based employees; a $4.5 million increase in telecommunications expense; a $3.0 million increase in professional fees; a $2.7 million increase in rent expense; a $2.1 million increase in other operating infrastructure expense; a $1.4 million increase in restructuring charges associated with certain management changes within our RCM segment as described above in “Key Considerations”; a $1.4 million increase in transportation expense; and a $1.3 million increase in legal expense. The increase was partially offset by a $2.9 million decrease in share-based compensation expense (for the reason described within “Selling and marketing expenses”); and a $1.5 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year.

Acquisition and integration-related expenses.    Acquisition and integration-related expenses for the fiscal year ended December 31, 2011 were $24.5 million, or 4.2% of total net revenue, an increase of $2.9 million, or 13.7%, from acquisition and integration-related expenses of $21.6 million, or 5.5% of total net revenue for the fiscal year ended December 31, 2010. The increase was attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, including severance, retention, redundant salaries, certain performance-related salary-based compensation, and operating infrastructure costs.

We expect to incur costs in future periods to fully integrate Broadlane, including aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems. However, we expect these additional costs will be substantially less than those incurred in 2011.

Depreciation.    Depreciation expense for the fiscal year ended December 31, 2011 was $22.4 million, or 3.9% of total net revenue, an increase of $2.4 million, or 12.3%, from depreciation of $20.0 million, or 5.1% of total net revenue, for the fiscal year ended December 31, 2010. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development subsequent to December 31, 2010. The increase was partially offset by the change to extend the estimated useful life of our internally developed software (as discussed in “Key Considerations”).

Excluding the impact of the Broadlane Acquisition, our depreciation expense as a percentage of related net revenue was 4.3% for the fiscal year ended December 31, 2011.

Amortization of intangibles.    Amortization of intangibles for the fiscal year ended December 31, 2011 was $80.5 million, or 13.9% of total net revenue, an increase of $49.5 million, or 159.5%, from amortization of intangibles of $31.0 million, or 7.9% of total net revenue, for the fiscal year ended December 31, 2010. Excluding the impact of additional amortization expense relating to the Broadlane Acquisition, which amounted to $53.7 million, amortization expense decreased compared to the prior year due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Excluding the impact of the Broadlane Acquisition, our amortization expense as a percentage of related net revenue was 4.6% for the fiscal year ended December 31, 2011.

Impairment of property and equipment, goodwill and intangibles.    The impairment of property and equipment, goodwill and intangibles for the fiscal year ended December 31, 2010 of $46.4 million was primarily attributable to a $44.5 million write-off of goodwill relating to our decision support services operating unit; and a $1.3 million write-off relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition.

Segment Operating Expenses

Revenue Cycle Management expenses.    RCM expenses for the fiscal year ended December 31, 2011 were $193.7 million, or 33.5% of total net revenue, an increase of $10.8 million, or 5.9%, from $182.9 million, or 46.7% of total net revenue for the fiscal year ended December 31, 2010.

RCM operating expenses increased as a result of a $12.0 million increase in compensation expense (inclusive of performance-based compensation expense) to new and existing employees, primarily operational service-based employees; a $1.8 million increase in professional fees; a $1.6 million increase in restructuring charges associated with certain management changes within our RCM segment as described above in “Key Considerations”; a $1.4 million increase in rent expense; a $1.4 million increase in telecommunications expense; a $1.2 million increase in our operating infrastructure expense; and a $0.5 million increase in transportation expense. The increase was partially offset by a $3.2 million decrease in amortization of intangibles; a $2.4 million decrease in depreciation expense; a $1.4 million decrease in share-based compensation expense previously discussed; a $1.4 million decrease in cost of revenue in connection with lower direct labor costs; and a $0.7 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year.

As a percentage of RCM segment net revenue, segment expenses were 90.4% and 85.6% for the fiscal years ended December 31, 2011 and 2010, respectively.

Spend and Clinical Resource Management expenses.    SCM expenses for the fiscal year ended December 31, 2011 were $304.1 million, or 52.6% of total net revenue, an increase of $123.6 million, or 68.5%, from $180.5 million, or 46.1% of total net revenue for the fiscal year ended December 31, 2010.

Of the increase, $135.3 million of expenses were attributable to the Broadlane Acquisition. SCM operating expenses also increased as a result of $15.9 million attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $12.4 million increase in compensation expense (inclusive of performance-based compensation expense) to new and existing employees, primarily operational service-based employees; a $2.5 million increase in telecommunications expense; a $1.9 million increase in expenses associated with our client and vendor meeting; a $1.2 million increase in rent expense; a $1.2 million increase in professional fees; a $1.1 increase in advertising expense; a $1.1 million increase in operating infrastructure expense; and a $0.4 million increase in transportation expense. The increase was partially offset by a $44.5 million write-off of goodwill relating to our decision support services operating unit in 2010; a $1.3 million impairment charge in 2010 comprised of an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition; a $1.9 million decrease in share-based compensation expense previously discussed; a $0.9 million decrease in the amortization of intangibles as certain of these assets reached the end of their useful life; and a $0.8 million decrease in depreciation expense.

Excluding the impact of the Broadlane Acquisition, our SCM segment expenses as a percentage of related net revenue were 60.5% for the fiscal year ended December 31, 2011.

Corporate expenses.    Corporate expenses for the fiscal year ended December 31, 2011 were $38.3 million, a decrease of $9.2 million, or 19.4%, from $47.5 million for the fiscal year ended December 31, 2010, or 6.6% and 12.1% of total net revenue, respectively. The decrease in corporate expenses was primarily attributable to a $13.0 million decrease in acquisition-related expenses; a $3.2 million decrease in share-based compensation expense previously discussed; and a $1.5 million decrease in other operating infrastructure expense. The decrease was partially offset by a $2.3 million increase in professional fees; a $1.8 million increase in depreciation expense; a $1.7 million increase in compensation expense (inclusive of performance-based incentive compensation expense); a $1.2 million increase in transportation expense; a $1.0 million increase in legal expense; and a $0.5 million increase in telecommunications expense.

Non-operating Expenses

Interest expense.    Interest expense for the fiscal year ended December 31, 2011 was $71.1 million, an increase of $43.6 million, or 158.4%, from interest expense of $27.5 million for the fiscal year ended December 31, 2010. As of December 31, 2011, we had total indebtedness of $903.7 million compared to $960.0 million as of December 31, 2010. The increase in interest expense was attributable to a full year of interest expense in 2011 based on a higher level of indebtedness compared to lower weighted average level of indebtedness in 2010 due to the timing and related financing of the Broadlane Acquisition.

Other income (expense).    Other income for the fiscal year ended December 31, 2011 was $3.6 million, comprised principally of a $3.3 million insurance settlement received during the period and $0.4 million in rental income partially offset by $0.1 million in foreign exchange transaction losses. Refer to Note 8 in the Notes to Consolidated Financial Statements for additional details of the insurance settlement. Other income for the fiscal year ended December 31, 2010 was $0.6 million, primarily comprised of $0.4 million in rental income and $0.1 million in interest income.

Income tax (benefit) expense.    Income tax benefit for the fiscal year ended December 31, 2011 was $9.9 million, a decrease of $4.4 million from an income tax benefit of $14.3 million for the fiscal year ended December 31, 2010, which was primarily attributable to increased income before taxes resulting in: (i) lower federal income tax benefit of $8.9 million (at the statutory rate of 35%); and, (ii) higher foreign and state income tax benefit of $0.5 million. The income tax benefit recorded during the fiscal year ended December 31, 2011 and income tax benefit recorded during the fiscal year ended 2010 reflected an annual effective tax rate of 38.9% and 30.7%, respectively. The two primary items contributing to the variance in effective tax rate when comparing 2011 to 2010, were nondeductible transaction costs related to the acquisition of Broadlane in 2010 and the impact of the Broadlane acquisition on our state taxes.

In August 2011, we were notified by the Internal Revenue Service that the 2009 federal income tax returns for both MedAssets, Inc. and its subsidiaries and Broadlane Intermediate Holdings, Inc. and its subsidiaries had been selected for examination. Fieldwork commenced in September 2011. No conclusion or preliminary results have been communicated to us. We do not expect any material assessment to be realized from these examinations. We anticipate the examinations will be completed in 2012.

Comparison of the Fiscal Years Ended December 31, 2010 and 2009

	Fiscal Year Ended December 31,
	2010		2009		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Net revenue:
Revenue Cycle Management	$213,728	54.6%	$178,721	52.4%	$35,007	19.6%
Spend and Clinical Resource Management
Gross administrative fees(1)	182,024	46.5	163,454	47.9	18,570	11.4
Revenue share obligation(1)	(62,954)	(16.1)	(55,231)	(16.2)	(7,723)	14.0
Other service fees	58,533	15.0	54,337	15.9	4,196	7.7

Total Spend and Clinical Resource Management	177,603	45.4	162,560	47.6	15,043	9.3

Total net revenue	$391,331	100.0%	$341,281	100.0%	$50,050	14.7%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue.    Total net revenue for the fiscal year ended December 31, 2010 was $391.3 million, an increase of $50.0 million, or 14.7%, from revenue of $341.3 million for the fiscal year ended December 31, 2009. The increase in total net revenue was comprised of a $35.0 million increase in RCM revenue and a $15.0 million increase in SCM revenue.

Revenue Cycle Management revenue.    RCM net revenue for the fiscal year ended December 31, 2010 was $213.7 million, an increase of $35.0 million, or 19.6%, from net revenue of $178.7 million for the fiscal year ended December 31, 2009. The increase was primarily attributable to a $25.2 million increase in revenue from our comprehensive revenue cycle service engagements including certain performance fees earned and a $9.8 million increase in revenue from our revenue cycle technology tools.

Spend and Clinical Resource Management net revenue.    SCM net revenue for the fiscal year ended December 31, 2010 was $177.6 million, an increase of $15.0 million, or 9.3%, from revenue of $162.6 million for the fiscal year ended December 31, 2009. The increase was the result of an increase in non-GAAP gross administrative fees of $18.5 million, or 11.4%, partially offset by a $7.7 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $4.2 million.

•

Gross administrative fees.    Non-GAAP gross administrative fee revenue increased by $18.5 million, or 11.4%, as compared to the prior period, due to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized from our manufacturer and distributor contracts.

•

Revenue share obligation.    Non-GAAP revenue share obligation increased $7.7 million, or 14.0%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 34.6% and 33.8% for the fiscal years ended December 31, 2010 and 2009, respectively. This increase was primarily attributable to an increase in clients who are entitled to a higher revenue share percentage due to increased purchasing volume. We did not have any significant change in our client revenue mix during the year that resulted in a material impact on our revenue share ratio.

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

Given the significant impact of the Broadlane Acquisition on our SCM segment, we believe acquisition-affected measures are useful for the comparison of our year over year net revenue growth. SCM net revenue for the fiscal year ended December 31, 2010 was $343.7 million, an increase of $13.6 million, or 4.1%, from SCM non-GAAP acquisition-affected net revenue of $330.1 million for the fiscal year ended December 31, 2009. The following table sets forth the reconciliation of SCM non-GAAP acquisition-affected net revenue to GAAP net revenue:

	Fiscal Year Ended December 31,
	2010	2009	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)
SCM net revenue	$177,603	$162,560	$15,043	9.3%
Broadlane acquisition-related adjustment(1)	152,664	167,524	(14,860)	(8.9)
Broadlane purchase accounting revenue adjustment(1)(2)	13,406	—	13,406	100.0

Total SCM acquisition-affected net revenue(1)	$343,673	$330,084	$13,589	4.1%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Upon acquiring Broadlane, we made a purchase accounting adjustment that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010, but were reported to us subsequent to that date. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us and recording any corresponding revenue share obligation as a liability). The $13.4 million represents the net amount of: (i) $26.8 million in gross administrative fees based on vendor reporting received from the acquisition date up through December 31, 2010; and (ii) a corresponding revenue share obligation of $13.4 million.

•

Other service fees.    The $4.2 million, or 7.7%, increase in other service fees primarily related to $9.4 million in higher revenues from medical device consulting and strategic sourcing services (inclusive of Broadlane). The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing clients coupled with other service fee revenue relating to consulting and sourcing services from the Broadlane Acquisition. The increase was partially offset by a $5.7 million decrease in revenue relating to our decision support services business primarily due to a scheduled and planned step down in license fees from a large business intelligence client. In addition, we recorded $3.6 million in revenue associated with our annual client and vendor meeting for the fiscal year ended December 31, 2010 compared to $3.1 million for the fiscal year ended December 31, 2009.

Total Operating Expenses

	Fiscal Year Ended December 31,
	2010		2009		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Operating expenses:
Cost of revenue	$100,737	25.7%	$74,651	21.9%	$26,086	34.9%
Product development expenses	20,011	5.1	18,994	5.6	1,017	5.4
Selling and marketing expenses	46,736	11.9	45,282	13.3	1,454	3.2
General and administrative expenses	124,379	31.8	110,661	32.4	13,718	12.4
Acquisition and integration-related expenses	21,591	5.5	—	0.0	21,591	100.0
Depreciation	19,948	5.1	13,211	3.9	6,737	51.0
Amortization of intangibles	31,027	7.9	28,012	8.2	3,015	10.8
Impairment of property & equipment, goodwill and intangibles	46,423	11.9	—	0.0	46,423	100.0

Total operating expenses	410,852	105.0	290,811	85.2	120,041	41.3
Operating expenses by segment:
Revenue Cycle Management	182,868	46.7	158,411	46.4	24,457	15.4
Spend and Clinical Resource Management	180,460	46.1	102,507	30.0	77,953	76.0

Total segment operating expenses	363,328	92.8	260,918	76.5	102,410	39.2
Corporate expenses	47,524	12.1	29,893	8.8	17,631	59.0

Total operating expenses	$410,852	105.0%	$290,811	85.2%	$120,041	41.3%

Cost of revenue.    Cost of revenue for the fiscal year ended December 31, 2010 was $100.7 million, or 25.7% of total net revenue, an increase of $26.0 million, or 34.9%, from cost of revenue of $74.7 million, or 21.9% of total net revenue, for the fiscal year ended December 31, 2009. Excluding the impact of the Broadlane Acquisition, our cost of revenue as a percentage of related net revenue was 23.7% for the fiscal year ended December 31, 2010.

Of the increase, $10.2 million was attributable to cost of revenue associated with the Broadlane Acquisition. The remaining increase was primarily attributable to an increase in service-related engagements in both our RCM and SCM segments, which result in a higher cost of revenue given these activities are more labor intensive. In addition, our SCM segment incurred higher direct costs relating to certain new and existing arrangements whereby the related revenue associated with these arrangements is deferred until certain financial performance targets are achieved. The related revenue will be recorded once the performance targets are achieved and accepted by our clients.

Product development expenses.    Product development expenses for the fiscal year ended December 31, 2010 were $20.0 million, or 5.1% of total net revenue, an increase of $1.0 million, or 5.4%, from product development expenses of $19.0 million, or 5.6% of total net revenue, for the fiscal year ended December 31, 2009. Excluding the impact of the Broadlane Acquisition, our product development expenses as a percentage of related net revenue was 5.1% for the fiscal year ended December 31, 2010.

The increase during the fiscal year ended December 31, 2010 was attributable to a net $2.0 million increase in compensation expense that is comprised of a $2.3 million increase in salary-related compensation expense to new and existing employees offset by a $0.3 million reduction in performance-based incentive compensation expense. The increase was partially offset by a $0.4 million decrease in share-based compensation expense resulting from the use of the accelerated method of expense attribution used for our service-based equity awards that are subject to graded vesting, which comprises a majority of our total equity awards. This method results in a continual decrease in annual share-based compensation expense over the requisite service period of each grant.

The remaining offset was attributable to lower operating infrastructure expense. Our product development capitalization rate for the fiscal year ended December 31, 2010 and 2009, was 47.3% and 46.3%, respectively.

Selling and marketing expenses.    Selling and marketing expenses for the fiscal year ended December 31, 2010 were $46.7 million, or 11.9% of total net revenue, an increase of $1.4 million, or 3.2%, from selling and marketing expenses of $45.3 million, or 13.3% of total net revenue, for the fiscal year ended December 31, 2009. Excluding the impact of the Broadlane Acquisition, selling and marketing expenses as a percentage of related net revenue was 12.1% for the fiscal year ended December 31, 2010.

The increase was primarily attributable to a $1.7 million increase in compensation expense relating to new and existing employees and a $0.9 million increase in other operating infrastructure expense. The increase was partially offset by a $0.5 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); a $0.4 million decrease in expenses associated with our annual client and vendor meeting; and a $0.3 million decrease in advertising expenses. Total expenses related to our client and vendor meeting amounted to $4.7 million and $5.1 million for the fiscal years ended December 31, 2010 and 2009, respectively.

General and administrative expenses.    General and administrative expenses for the fiscal year ended December 31, 2010 were $124.4 million, or 31.8% of total net revenue, an increase of $13.7 million, or 12.4%, from general and administrative expenses of $110.7 million, or 32.4% of total net revenue, for the fiscal year ended December 31, 2009. Excluding the impact of the Broadlane Acquisition, our general and administrative expenses as a percentage of related net revenue was 32.4% for the fiscal year ended December 31, 2010.

The increase was attributable to a net $20.9 million increase in compensation expense that is comprised of a $22.8 million increase in salary-related compensation expense to new and existing employees, primarily operational service-based employees, offset by a $1.9 million reduction in performance-based incentive compensation expense. This increase was also attributable to a $1.7 million increase in professional fees; a $0.8 million increase in telecommunications expense; a $0.8 million increase in charitable contributions; and a $0.3 million increase in other operating infrastructure expense. The increase was partially offset by a $4.3 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year; a $4.0 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); and a $2.5 million decrease in legal expenses due to lower activity than in the prior year.

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

Excluding the impact of the Broadlane Acquisition, our depreciation expense as a percentage of related net revenue was 5.1% for the fiscal year ended December 31, 2010.

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

Excluding the impact of the Broadlane Acquisition, our amortization expense as a percentage of related net revenue was 6.1% for the fiscal year ended December 31, 2010.

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

Segment Operating Expenses

Revenue Cycle Management expenses.    RCM expenses for the fiscal year ended December 31, 2010 were $182.9 million, or 46.7% of total net revenue, an increase of $24.5 million, or 15.4%, from $158.4 million, or 46.4% of total net revenue for the fiscal year ended December 31, 2009.

RCM operating expenses increased as a result of a net $23.1 million increase in compensation expense which is comprised of a $23.7 million increase in salary-related compensation expense to new and existing employees, primarily operational service-based employees. This was offset by a $0.6 million reduction in performance-based incentive compensation expense. Also contributing to the increase was a $10.5 million increase in cost of revenue in connection with direct labor costs associated with revenue growth; and a $4.2 million increase in depreciation expense. The increase was partially offset by a $4.4 million decrease in bad debt expense due to significantly lower uncollectable accounts compared to the prior year; a $3.4 million decrease in amortization of intangibles; a $2.3 million decrease in legal expenses due to lower activity than in the prior year; a $1.8 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); a $0.9 million decrease in our operating infrastructure expense; and a $0.5 million decrease in rent expense.

As a percentage of RCM segment net revenue, segment expenses were 85.6% and 88.6% for the fiscal years ended December 31, 2010 and 2009, respectively.

Spend and Clinical Resource Management expenses.    SCM expenses for the fiscal year ended December 31, 2010 were $180.5 million, or 46.1% of total net revenue, an increase of $78.0 million, or 76.0%, from $102.5 million, or 30.0% of total net revenue for the fiscal year ended December 31, 2009.

Of the increase, $20.4 million of expenses were attributable to the Broadlane Acquisition. SCM operating expenses also increased as a result of a $44.5 million write-off of goodwill relating to our decision support services operating unit, $8.9 million attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $5.7 million increase in cost of revenues associated with new clients and the revenue mix shift in the segment toward consulting; a $1.3 million impairment charge comprised of an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition; and a $1.0 million increase in meetings expenses. The increase was partially offset by a $1.8 million decrease in share-based compensation expense (for the reason described within “Product development expenses”); a $1.3 million decrease in the amortization of intangibles as certain of these assets reached the end of their useful life; and a $0.7 million decrease in general operating expense.

Excluding the impact of the Broadlane Acquisition and the goodwill impairment charge described above, SCM segment expenses as a percent of related net revenue were 63.5% for the fiscal year ended December 31, 2010.

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

Subscription and Implementation Fees

We apply the revenue recognition guidance prescribed by generally accepted accounting principles in the United States of America (“GAAP”) relating to software for our hosted solutions. We provide subscription-based revenue cycle and spend and clinical management services through software tools accessed by our clients while the data is hosted and maintained on our servers. In many arrangements, clients are charged set-up fees for implementation and monthly subscription fees for access to these web-based hosted services. Implementation fees are typically billed at the beginning of the arrangement and recognized as revenue over the greater of the subscription period or the estimated customer relationship period. We estimate the customer relationship period based on historical customer retention rates. We currently estimate our customer relationship period to be six years for our hosted services. Revenue from monthly hosting arrangements is recognized on a subscription basis over the period in which the client uses the service. Contract subscription periods typically range from two to six years from execution.

We consistently monitor our customer relationship periods and as a result, our estimated customer relationship period may change due to the changing attrition rates of our clients. We have historically changed our estimates of customer relationship periods for certain of our web-hosted clients. These changes in estimated customer lives have typically deferred revenue over longer periods.

We finalized a study of our customer relationship period using data based on our historical experience. As a result of the study, we changed our customer relationship period for which we recognize revenue related to implementation and setup fees charged for our software as a service (“SaaS”) based services from an average of four years to six years, effective January 1, 2011. We will apply this change in estimate on a prospective basis. We estimate the impact of the change in customer relationship period reduced our 2011 other service fee revenue by approximately $0.8 million, operating income by $0.6 million and earnings per share by approximately $0.01 per share.

Administrative fee adjustment

In connection with the Broadlane Acquisition, we recorded a net $17.2 million purchase accounting adjustment that reflects the fair value of administrative fees related to client purchases that occurred prior to November 16, 2010, but were reported to us subsequently. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us and recording any corresponding revenue share obligation as a liability). The purchase accounting adjustment amounted to an estimated $35.3 million of accounts receivable relating to these administrative fees and an estimated $18.1 million of related revenue share obligation.

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

Our estimates of future cash flows used in these valuations could differ materially from actual results. If actual results are not consistent with our estimates or assumptions, we may be exposed to an impairment charge that could be material.

As of December 31, 2011, the estimated fair value of each operating unit within our SCM and RCM segments exceeded its respective carrying value by more than 10%.

In addition, we make assumptions about the useful lives of our intangible assets. Intangible assets (including our capitalized software) are amortized over their useful lives, which have been derived based on an assessment of such factors as attrition, expected volume and economic benefit. We evaluate the useful lives of our intangible assets on an annual basis. Any changes to our estimated useful lives could cause depreciation and amortization to increase or decrease.

During 2011, we experienced a significant decline in our stock price and related market capitalization. If we experience a further decline in our stock price and market capitalization or if we experience unfavorable business trends which could lead to a reduction of expected future cash flows for one or more of our reporting units, we may incur potential impairment charges in future reporting periods.

Acquisitions — Purchase Price Allocation

We adopted revised GAAP relating to business combinations as of January 1, 2009. The revised guidance retains the purchase method of accounting for acquisitions but requires a number of changes, including changes in the way assets and liabilities are recognized in purchase accounting. Other changes include requiring the recognition of assets acquired and liabilities assumed arising from contingencies, requiring the capitalization of in-process research and development at fair value, and requiring the expensing of acquisition-related costs as incurred.

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

Allowance for Doubtful Accounts

In evaluating the collectability of our accounts receivable, we assess a number of factors, including a specific client’s ability to meet its financial obligations to us (which would be affected, for example, if such client declared bankruptcy). Other factors include the length of time the receivables are past due and historical collection experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from clients. Refer to Note 16 of the notes to consolidated financial statements.

We have not made any material changes in the accounting methodology used to estimate the allowance for doubtful accounts. If actual results are inconsistent with our estimates or assumptions, we may experience a higher or lower expense. In addition, if circumstances related to specific clients change, or economic conditions deteriorate such that our past collection experience is no longer relevant, our estimate of the recoverability of our accounts receivable could be further reduced from the levels provided for in the Consolidated Financial Statements.

Our bad debt expense to total net revenue ratio for the fiscal years ended December 31, 2011 and 2010 was 0.03% and 0.4% (or 0.06% and 0.6% of other service fee revenue), respectively. The decrease was attributable to the decline in uncollectible accounts and bankruptcies that occurred during the prior period and to improved internal processes to manage our accounts receivable exposure with respect to clients primarily in our RCM segment. However, as we continue to expand our services-based non-GPO revenue, we may experience a higher bad debt expense to total revenue ratio.

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

Upon adoption of this guidance, our policy is to include interest and penalties in our provision for income taxes. The tax years 1999 through 2010 remain open to examination by the Internal Revenue Service and certain state taxing jurisdictions to which we are subject.

Each quarter we assess our uncertain tax positions and adjust our reserve accordingly based on the most recent facts and circumstances. If there is a significant change in the underlying facts and circumstances or applicable tax law modifications, we may be exposed to additional benefits or expense. See Note 11 of the Notes to Consolidated Financial Statements for the impact of uncertain tax positions in 2011.

We expect a significant increase in our cash taxes in future years, primarily attributable to exhausting all of our federal net operating loss carryforwards and other tax attributes.

Share-Based Compensation

We have a share-based compensation plan, which includes non-qualified stock options, non-vested share awards and stock-settled stock appreciation rights. See Note 1, Significant Accounting Policies, Note 9, Stockholders’ Equity and Note 10, Share-Based Compensation, of the Notes to Consolidated Financial Statements for a complete discussion of our share-based compensation programs.

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

It is not practicable for us to estimate the expected volatility of our share price, required by existing accounting requirements based solely on our own historical stock price volatility (trading history), given our limited history as a publicly traded company. Once we have sufficient history as a public company, we will calculate the expected volatility of our share price based on our trading history, which may impact our future share-based compensation. In accordance with GAAP for stock compensation, we have estimated grant-date fair value of our shares using a combination of our own trading history and a volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities. We identified similar public entities for which share and option price information was available, and considered the historical volatilities of those entities’ share prices in calculating volatility. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding. Based on our limited history, we utilized the “simplified method” as prescribed in Staff Accounting Bulletin No. 110, Share-based Payment, to calculate expected term. For service-based equity awards, compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures. For performance-based equity awards, compensation cost is recognized using a straight-line method over the vesting or performance period and is adjusted each reporting period in which a change in performance achievement is determined and is net of estimated forfeitures.

We granted certain equity awards under our 2008 long-term performance incentive plan that included performance-based stock-settled stock appreciation rights (“SSARs”) and performance-based restricted common stock. The performance-based SSARs only vest upon the achievement of a 25% compounded annual growth rate of diluted adjusted EPS for the three-year period ending December 31, 2011. The performance-based restricted common stock awards vest in increments depending on the level of achievement in compounded annual growth rate of diluted adjusted EPS for the three-year period ending December 31, 2011.

During 2011, we reversed $6.5 million of previously recorded share-based compensation expense related to the performance-based SSARs and performance-based restricted stock that were granted under the MedAssets, Inc. Long-Term Performance Incentive Plan in 2008. The share-based compensation expense was reversed due to non-achievement of certain performance criteria.

We assess the probability of achievement of the performance targets relating to performance-based equity awards on a quarterly basis. If during any reporting period under the related vesting term we conclude that we are unable to achieve the performance targets relating to these equity awards, we will reverse the amount of share-based compensation expense recognized in prior periods. This may amount to a significant change in our share-based compensation expense in future periods if it is not probable that we will achieve these performance targets.

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

We believe we currently have adequate cash flow from operations, capital resources, available credit facilities and liquidity to meet our cash flow requirements including the following near term obligations (next 12 months): (i) our working capital needs; (ii) our debt service obligations; (iii) our $120.1 million deferred purchase payment relating to the Broadlane Acquisition due on January 4, 2012 (see further details below);

(iv) planned capital expenditures; (v) our revenue share obligation and rebate payments; and (vi) estimated federal and state income tax payments.

On January 4, 2012, we paid the $120.1 million deferred purchase consideration due to the former owners of the Broadlane Group as part of the acquisition completed in November 2010. We funded the deferred payment with cash, which included a $55.0 million draw on our $150.0 million revolving credit facility.

In connection with the Broadlane Acquisition, we entered into a credit agreement with Barclays Bank PLC and JP Morgan Securities LLC. The credit agreement consists of a six-year $635.0 million senior secured term loan facility and a five-year $150.0 million senior secured revolving credit facility that contains a letter of credit sub-facility of $25.0 million and a swing line sub-facility of $25.0 million. On March 31, 2011, we entered into the first amendment to the credit agreement to redefine the swing line lender as Bank of America, N.A. from Barclays Bank.

Also in connection with the Broadlane Acquisition, we closed the offering of an aggregate principal amount of $325.0 million of senior notes due 2018 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing domestic subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the credit agreement. Each of the subsidiary guarantors is 100% owned by the Company; the guarantees by the subsidiary guarantors are full and unconditional; the guarantees by the subsidiary guarantors are joint and several; the Company has no independent assets or operations; and any subsidiaries of the Company other than the subsidiary guarantors are minor. The Notes and the guarantees are senior unsecured obligations of the Company and the subsidiary guarantors, respectively. The Notes were issued pursuant to an indenture dated as of November 16, 2010 (the “Indenture”) among the Company, its subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. Pursuant to the Indenture, the Notes will mature on November 15, 2018 and bear 8% annual interest. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011.

Historically, we have utilized federal net operating loss carryforwards for both regular and Alternative Minimum Tax payment purposes. Consequently, our federal cash tax payments in past reporting periods have been minimal. As a result of tax accounting method changes, we have realized additional net operating losses and certain tax attributes to utilize for 2011. As a result, we expect our cash tax payments to remain low, comparable to previous tax years. However, for tax years 2012 and later, we expect our cash paid for taxes to increase significantly.

We have not historically utilized borrowings available under our existing credit agreement to fund operations. We implemented an auto-borrowing plan which caused all excess cash on hand to be used to repay our swing-line credit facility on a daily basis. As we changed lenders in the course of the Broadlane Acquisition, this practice was suspended. On March 31, 2011, we re-instituted this practice by amending our credit agreement and assigning the entire swing-line component of our revolving credit facility to our former lender. As a result, any excess cash on hand will be used to repay our swing-line balance, if any, on a daily basis. See Note 7 of the Notes to Consolidated Financial Statements for further details.

As of December 31, 2011, we had zero dollars drawn on our revolving credit facility resulting in $149.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of December 31, 2011 and 2010, we had cash and cash equivalents totaling $62.9 million and $46.8 million, respectively.

Operating Activities:

The following table summarizes the cash provided by operating activities for the fiscal years ended December 31, 2011 and 2010:

	Fiscal Year Ended December 31,
	2011	2010	Change
	Amount	Amount	Amount	%
	(In millions)
Net loss	$(15.5)	$(32.1)	$16.6	-51.7%
Non-cash items	107.9	90.2	17.7	19.6
Net changes in working capital	31.8	47.8	(16.0)	33.5

Net cash provided by operations	$124.2	$105.9	$18.3	17.3%

Net (loss) income represents the loss or profitability attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, amortization of debt issuance costs, impairment of intangibles and non-cash interest expense. Refer to our Consolidated Statement of Cash Flows for details regarding these non-cash items. The total for these non-cash expenses was $107.9 million and $90.2 million for the fiscal years ended December 31, 2011 and 2010, respectively. The increase in non-cash expenses for the fiscal year ended December 31, 2011 compared to December 31, 2010 was primarily attributable to: (i) an increase in depreciation of property and equipment and amortization of intangibles primarily associated with the assets acquired in the Broadlane Acquisition; (ii) an increase in the amortization of debt issuance costs primarily associated with financing the Broadlane Acquisition; and (iii) an increase in noncash interest expense primarily associated with our deferred payment for the Broadlane Acquisition. The increase was partially offset by: (i) a decrease in impairment of intangibles; (ii) a decrease in bad debt expense; and (iii) a decrease in share-based compensation for the reasons described under “Key Considerations”. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the fiscal year ended December 31, 2011, the working capital changes resulting in an increase to cash flow from operations of $31.8 million primarily consisted of the following:

Increase of cash flow

•	a decrease in prepaid expenses and other assets of $1.3 million primarily related to sales incentive compensation payments;

•	a $5.6 million working capital increase in trade accounts payable due to the timing of various payment obligations;

•	a $12.7 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO;

•	a $10.5 million increase in accrued payroll and benefits due to payroll cycle timing and higher performance-based compensation expense than the prior period; and

•	an increase in deferred revenue of $16.5 million for cash receipts not yet recognized as revenue.

The working capital changes resulting in an increase to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in decreases to cash flow:

Decrease of cash flow

•	an increase in accounts receivable of $3.5 million related to the timing of invoicing and cash collections and our revenue growth;

•	an increase in other long term assets of $5.0 million related to the timing of cash payments for our deferred sales expenses; and

•	a decrease in other accrued expenses of $6.4 million due to the timing of various payment obligations.

For the fiscal year ended December 31, 2010, the working capital changes resulting in an increase to cash flow from operations of $47.8 million primarily consisted of the following:

Increase of cash flow

•	a decrease in accounts receivable of $11.8 million related to the timing of invoicing and cash collections and our revenue growth;

•	a $14.1 million working capital increase in trade accounts payable due to the timing of various payment obligations;

•	a $3.6 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO;

•	a decrease in other accrued expenses of $12.6 million due to the timing of various payment obligations; and

•	an increase in deferred revenue of $13.6 million for cash receipts not yet recognized as revenue.

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

Investing Activities:

Investing activities used $49.0 million of cash for the fiscal year ended December 31, 2011 which included: $32.0 million for investment in software development; and $17.0 million of capital expenditures. The increase in cash used for investing activities compared to the prior year was primarily due to: (i) investments in software development in connection with combining the operations of Broadlane with our existing operations; (ii) RCM software development primarily due to new product features and functionality, new technologies, and upgrades to our service offerings; and (iii) investments in computer hardware associated with increased infrastructure demands.

Investing activities used $779.8 million of cash for the fiscal year ended December 31, 2010 which included: $749.1 million related to the Broadlane Acquisition; $18.0 million for investment in software development; and $12.8 million of capital expenditures that were primarily related to the growth in our RCM segment.

We believe that cash used in investing activities will continue to be materially impacted by continued growth in investments in property and equipment, future acquisitions and capitalized software. Our property, equipment, and software investments consist primarily of SaaS-based technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment and software purchased or implemented by outside parties. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality.

Financing Activities:

Financing activities used $59.1 million of cash for the fiscal year ended December 31, 2011. We made payments on our credit facility of $56.4 million and payments on our finance obligation of $0.7 million as described in Note 7 to the Consolidated Financial Statements. In addition, we repurchased approximately 552,000 shares of our common stock under our share repurchase program totaling $5.0 million. We received $2.0 million from the issuance of common stock and $1.0 million from the excess tax benefit from the exercise of stock options. As of December 31, 2011, our credit agreement requires an assessment of excess cash flow. Based on the voluntary repayments made during the fiscal year ended December 31, 2011, we do not expect to be required to make any excess cash flow payment during the first quarter of 2012.

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

Notes Offering and Credit Facility

Notes Offering

In connection with the Broadlane Acquisition, the Company closed the offering of an aggregate principal amount of $325 million of Notes. The Notes are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s existing domestic restricted subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the credit agreement. The Notes and the guarantees are senior unsecured obligations of the Company.

The Notes were issued pursuant to the Indenture dated as of November 16, 2010, among the Company, its subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. Pursuant to the Indenture, the Notes will mature on November 15, 2018, and bear 8% annual interest. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011.

The Indenture contains certain customary negative covenants, including limitations on: the incurrence of debt; liens; consolidations or mergers; asset sales; certain restricted payments and transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the parent company to obtain funds from its subsidiaries by dividend or loan. The Indenture also contains customary events of default. As of December 31, 2011, we were not in default of any covenants under the Indenture.

As previously discussed, we completed the Exchange Offer in November 2011.

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

The credit agreement also permits the Company to, subject to the satisfaction of certain conditions and obtaining commitments thereto, add one or more incremental term loan facilities, increase the aggregate commitments under the senior secured revolving credit facility or add one or more incremental revolving credit facility tranches in an aggregate amount of up to $200 million, which may have the same guarantees, and be secured equally in all respects by the same collateral, as the senior secured term loan loans and the senior secured revolving credit loans.

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

See table below for a summary of the pricing tiers for all applicable margin rates. As of December 31, 2011, our applicable margin on our revolving credit facility and term loan facility was tier one.

Revolving credit facility
Pricing Tier	Total Leverage Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Loans	Base Rate Loans
1	> 4.50:1.00	0.75%	3.75%	3.75%	2.75%
2	< 4.50:1.00	0.75%	3.50%	3.50%	2.50%
3	< 4.00:1.00	0.50%	3.50%	3.50%	2.50%

Term Loan Facility
Pricing Tier	Total Leverage Ratio	Eurodollar Loans	Base Rate Loans
1	> 4.50:1.00	3.75%	2.75%
2	< 4.50:1.00	3.50%	2.50%

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

As of December 31, 2011, we had a zero balance on our swing-line loan and $149.0 million was available under our revolving credit facility (after giving effect to $1.0 million of outstanding but undrawn letters of credit on such date). We also had $903.7 million of debt outstanding and a cash balance of $62.9 million as of December 31, 2011.

The credit agreement contains certain customary negative covenants, including limitations on: the incurrence of debt; liens; fundamental changes; asset sales and sale leasebacks; investments; dividends or distributions on, or redemptions of, equity interests; prepayments or redemptions of unsecured or subordinated debt; negative pledge clauses; transactions with affiliates and changes to the Company’s fiscal year. The credit agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain modifications) to consolidated EBITDA (subject to certain modifications) and minimum cash interest coverage ratios. We are currently required to maintain compliance with a maximum consolidated total debt to adjusted EBITDA leverage ratio of 6.50 to 1.0 and a minimum consolidated interest coverage ratio of 2.0 to 1.0. The consolidated total debt to adjusted EBITDA leverage ratio and the consolidated interest coverage ratio thresholds adjust in future periods. The following table shows our future covenant thresholds:

Covenant Requirements Table
Fiscal Quarter Ended	Maximum Total Leverage Ratio	Minimum Interest Coverage Ratio
March 31, 2011	6.5:1.0	2.0:1.0
June 30, 2011	6.5:1.0	2.0:1.0
September 30, 2011	6.5:1.0	2.0:1.0
December 31, 2011	6.5:1.0	2.0:1.0
March 31, 2012	6.0:1.0	2.25:1.0
June 30, 2012	6.0:1.0	2.25:1.0
September 30, 2012	5.5:1.0	2.25:1.0
December 31, 2012	5.5:1.0	2.25:1.0
March 31, 2013	5.0:1.0	2.5:1.0
June 30, 2013	5.0:1.0	2.5:1.0
September 30, 2013	4.75:1.0	2.5:1.0
December 31, 2013	4.75:1.0	2.5:1.0
March 31, 2014	4.25:1.0	2.75:1.0
June 30, 2014	4.25:1.0	2.75:1.0
September 30, 2014	4.0:1.0	2.75:1.0
December 31, 2014	4.0:1.0	2.75:1.0
March 31, 2015	3.75:1.0	3.0:1.0
June 30, 2015	3.75:1.0	3.0:1.0
September 30, 2015	3.5:1.0	3.0:1.0
December 31, 2015	3.5:1.0
March 31, 2016	3.5:1.0
June 30, 2016	3.5:1.0
September 30, 2016	3.5:1.0

The components that comprise the calculation of the aforementioned covenants are specifically defined in our credit agreement and require us to make certain adjustments to derive the amounts used in the calculation of each ratio. Refer to the table in the earlier part of this section for a summary of the pricing tiers and the applicable rates.

The determination of our pricing tier is based on the total leverage ratio that was calculated in the most recent compliance certificate received by our administrative agent. In addition, our loans and other obligations under the credit agreement are guaranteed, subject to specified limitations, by our present and future direct and indirect domestic subsidiaries. As of December 31, 2011, we were not in default of any covenants under our credit agreement.

Summary Disclosure Concerning Contractual Obligations and Commercial Commitments

In the ordinary course of business, we enter into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2011 are as follows:

	Total	Payments Due by Period
		Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Bank credit facility(1)	$578,650	$6,350	$12,700	$559,600	$—
Bonds payable(2)	325,000	—	—	—	325,000
Interest on fixed rate debt	178,723	26,000	52,000	52,000	48,723
Interest on variable rate debt(3)	144,337	30,254	59,508	54,575	—
Deferred purchase consideration(4)	120,136	120,136	—	—	—
Operating leases(5)	124,578	12,729	24,856	19,437	67,556
Broadlane integration and restructuring obligations(6)	4,522	4,522	—	—	—
Finance obligations(7)	14,170	1,114	2,228	2,228	8,600
Tax liability(8)	1,016	—	1,016	—	—

	$1,491,132	$201,105	$152,307	$687,840	$449,879

(1)	Indebtedness under our credit facility bears interest at an annual rate of LIBOR (our credit agreement contains a 1.50% LIBOR floor) plus an applicable margin. The applicable interest rate, inclusive of LIBOR and the applicable margin was 5.25% on our term loan at December 31, 2011. We had zero outstanding under our revolving credit facility at December 31, 2011. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our borrowings.

(2)	Indebtedness on our bonds bear interest at an 8% annual rate. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our bond offering.

(3)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2011 for all future periods. In addition, our credit agreement requires us to calculate excess cash flow on an annual basis (beginning for our fiscal year ending December 31, 2011). Based on the voluntary repayments made during the fiscal year ended December 31, 2011, we do not expect to be required to make any excess cash flow payment during the first quarter of 2012. During 2011, we entered into certain derivative instruments to convert a portion of our variable rate term loan facility to a fixed rate debt. Refer to Note 14 of the Notes to Consolidated Financial Statements for additional information.

(4)	Relates to our deferred purchase consideration from the Broadlane Acquisition. The amount was recorded at its present value as part of purchase accounting and was accreted up to $120.1 million at December 31, 2011 (which represents the face value at maturity). The final adjusted deferred purchase consideration amount of $120.1 million was paid by the Company in January 2012.

(5)	Relates to certain office space and office equipment under operating leases. Amounts represent future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year or more. See Note 8 of the Notes to Consolidated Financial Statements for more information.

(6)	Represents severance costs associated with the Broadlane Acquisition. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

(7)	Represents a capital lease obligation incurred in a sale and subsequent leaseback transaction of an office building in August 2003. The transaction did not qualify for sale and leaseback treatment under generally accepted accounting principles relating to leases. In July 2007, we extended the terms of our office building lease agreement by an additional four years through July 2017, which increased our total finance obligation by $1.1 million. See Note 7 of the Notes to Consolidated Financial Statements under the subheading “Finance Obligations” for additional information regarding this transaction and the related obligation.

(8)	Effective January 1, 2007, we adopted GAAP relating to accounting for uncertainty in income taxes. The above amount relates to management’s estimate of uncertain tax positions. As a result of tax attributes (net operating losses and tax credits), we have several tax periods open to examination until the statute of limitations has expired with respect to the year in which these attributes are utilized. As such, we cannot predict the precise timing that this liability will be applied or utilized. Additionally, the liability may increase or decrease if management’s estimate of uncertain tax positions changes when new information arises or changes in circumstances occur.

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

As of December 31, 2011, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management and the Board in its financial and operational decision-making, we supplement our Consolidated Financial Statements presented on a GAAP basis herein with the following non-GAAP financial measures: gross fees, gross administrative fees, revenue share obligation, EBITDA, adjusted EBITDA, adjusted EBITDA margin, acquisition-affected net revenue and adjusted diluted earnings per share.

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

Gross Fees, Gross Administrative Fees and Revenue Share Obligation.    Gross fees include all gross administrative fees we receive pursuant to our vendor contracts and all other fees we receive from clients. Our revenue share obligation represents the portion of the gross administrative fees we are contractually obligated to share with certain of our GPO clients. Total net revenue (a GAAP measure) reflects our gross fees net of our revenue share obligation. These non-GAAP measures assist management and the Board and may be helpful to investors in analyzing our growth in the Spend Management segment given that administrative fees constitute a material portion of our revenue and are paid to us by over 1,150 vendors contracted by our GPO, and that our revenue share obligation constitutes a significant outlay to certain of our GPO clients. A reconciliation of these non-GAAP measures to their most directly comparable GAAP measure can be found in the “Overview” and “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

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

EBITDA, adjusted EBITDA and adjusted EBITDA margin are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Despite the advantages regarding the use and analysis of these measures as mentioned above, EBITDA, adjusted EBITDA and adjusted EBITDA margin, as disclosed herein, have limitations as analytical tools, and you should not consider these measures in isolation, or as a substitute for analysis of our results as reported under GAAP; nor are these measures intended to be measures of liquidity or free cash flow for our discretionary use. Some of the limitations of EBITDA are:

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

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, we encourage you to review the GAAP financial statements included elsewhere herein, and not rely on any single financial measure to evaluate our business. We also strongly urge you to review the reconciliation of net income to adjusted EBITDA in this section, along with our Consolidated Financial Statements included elsewhere herein.

The following table sets forth a reconciliation of EBITDA and adjusted EBITDA to net income, a comparable GAAP-based measure. All of the items included in the reconciliation from net income to EBITDA to adjusted EBITDA are either (i) non-cash items (e.g., depreciation and amortization, impairment of intangibles and share-based compensation expense) or (ii) items that management does not consider in assessing our on-going operating performance (e.g., income taxes, interest expense and expenses related to the cancellation of an interest rate swap and acquisition and integration-related expenses). In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other non-recurring items, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

The following table reconciles net income to adjusted EBITDA for the fiscal years ended December 31, 2011, 2010 and 2009:

	Fiscal Year Ended December 31,
Adjusted EBITDA Reconciliation	2011	2010	2009
	(In thousands)
Net (loss) income	$(15,494)	$(32,124)	$19,947
Depreciation	22,402	19,948	13,211
Depreciation (included in cost of revenue)	1,225	2,894	2,426
Amortization of intangibles	80,510	31,027	28,012
Amortization of intangibles (included in cost of revenue)	557	648	740
Interest expense, net of interest income(1)	71,069	27,428	18,087
Income tax (benefit) expense	(9,851)	(14,255)	12,826

EBITDA	150,418	35,566	95,249
Impairment of intangibles(2)	—	46,423	—
Share-based compensation expense(3)	5,023	11,493	16,652
RCM management restructuring expenses(4)	1,646	—	—
Rental income from capitalizing building lease(5)	(438)	(439)	(439)
Purchase accounting adjustments(6)	6,245	13,406	(24)
Acquisition and integration-related expenses(7)	24,551	21,591	—
Insurance settlement(8)	(3,340)	—	—

Adjusted EBITDA	$184,105	$128,040	$111,438

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Consolidated Statement of Operations. During 2010, we terminated an interest rate swap as part of the Broadlane Acquisition that was originally set to terminate in March 2012. In consideration of the early termination, we paid the swap counterparty, and incurred an expense of, $1.6 million for the fiscal year ended December 31, 2010. That termination amount is included in interest expense for the fiscal year ended December 31, 2010.

(2)	The impairment during the fiscal year ended December 31, 2010 primarily consisted of (i) a $44.5 million write-off of goodwill relating to our decision support services operating unit; and (ii) $1.3 million relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition.

(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(4)	Amount represents restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.

(5)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net (loss) income due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See Note 7 of the Notes to Consolidated Financial Statements herein for further discussion of this rental income.

(6)	Upon acquiring Broadlane on November 16, 2010, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to client purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us and recording any corresponding revenue share obligation as a liability).

For the fiscal year ended December 31, 2011, the $6.2 million represents the net amount of: (i) approximately $11.0 million in gross administrative fees and other service fees primarily based on vendor reporting received from January 1, 2011 through November 15, 2011 relating to purchases made prior to the acquisition date, and (ii) a corresponding revenue share obligation of $4.8 million relating to the same period.

For the fiscal year ended December 31, 2010, the $13.4 million represents the net amount of: (i) $26.8 million in administrative fees based on vendor reporting received from the acquisition date up through December 31, 2010; and (ii) a corresponding revenue share obligation of $13.4 million.

For the fiscal year ended December 31, 2009, the adjustment includes the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the acquisition date for Accuro. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations. The acquired deferred revenue balances were fully amortized in 2009. We may have this adjustment in future periods if we have any new acquisitions.

(7)	For the fiscal year ended December 31, 2011, the amount was attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, redundant salaries, certain performance-related salary-based compensation, and operating infrastructure costs. For the fiscal year ended December 31, 2010, the amount was attributable to $10.4 million in transaction costs incurred (not related to the financing) to complete the Broadlane Acquisition such as due diligence, consulting and other relates fees; $8.4 million for integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; and $2.8 million was attributable to acquisition-related fees associated with an unsuccessful acquisition attempt. We expect to incur costs in future periods to fully integrate Broadlane, including but not limited to aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems.

(8)	Amount was attributable to a $3.3 million insurance settlement received during the period. Refer to Note 8 in the Notes to Consolidated Financial Statements for additional details.

Spend and Clinical Resource Management (“SCM”) Acquisition-Affected Net Revenue.    SCM acquisition-affected net revenue includes the revenue of Broadlane prior to the Company’s actual ownership. Although the Broadlane Acquisition was consummated on November 16, 2010, this measure assumes the acquisition of Broadlane occurred on January 1, 2010. Broadlane acquisition-related adjustment includes the historical results of Broadlane’s operations from January 1, 2010 through November 15, 2010, inclusive of certain purchase accounting adjustments. Broadlane purchase accounting revenue adjustment reflects an estimated reduction of net administrative fee revenue. Under the Company’s revenue recognition policies, administrative fees are recorded as revenue when reported to the Company by vendors. GAAP relating to business combinations requires that the Company estimate the amount of customer supply purchases (the driver of administrative fee revenue) occurring prior to the acquisition closing date and to record the fair value of the administrative fees (the asset) to be received from those purchases as an account receivable and any corresponding revenue share obligation as a liability. As vendor reports are received and cash is collected, the Company will not recognize revenue for this acquisition-related purchase accounting revenue adjustment. SCM acquisition-affected net revenue is used by management and the Board to better understand the extent of growth of the SCM segment. Given the significant impact that the Broadlane Acquisition had on the Company during the fiscal year ended December 31, 2010 and will have in future periods, we believe this measure may be useful and meaningful to investors in their analysis of such growth. SCM acquisition-affected net revenue is presented for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been if this transaction had occurred at the beginning of 2010. This measure also should not be considered representative of our future results of operations. Reconciliations of SCM acquisition-affected net revenue to its most directly comparable GAAP measure can be found in the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

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

	Twelve Months Ended December 31,

Per share data	2011	2010	2009
EPS — diluted	$(0.27)	$(0.57)	$0.34
Pre-tax non-cash, acquisition-related intangible amortization	1.41	0.56	0.50
Pre-tax non-cash, share-based compensation(1)	0.09	0.20	0.29
Pre-tax acquisition and integration related expenses(2)	0.43	0.39	—
Pre-tax RCM management restructuring expenses(3)	0.03	—	—
Pre-tax purchase accounting adjustment(4)	0.11	0.24	—
Pre-tax deferred payment interest expense accretion(5)	0.05	0.11	—
Pre-tax non cash, impairment of intangibles(6)	—	0.82	—
Pre-tax, acquisition related depreciation(7)	0.04	—	—
Pre-tax, insurance settlement(8)	(0.06)	—	—

Tax effect on pre-tax adjustments(9)	(0.84)	(0.93)	(0.31)

Non-GAAP adjusted EPS — diluted	$0.99	$0.82	$0.82

Weighted average shares — diluted (in 000s)(10)	57,298	56,434	57,865

	Twelve Months Ended December 31,

	2011	2010	2009
Net (loss) income	$(15,494)	$(32,124)	$19,947
Pre-tax non-cash, acquisition-related intangible amortization	81,067	31,676	28,752
Pre-tax non-cash, share-based compensation(1)	5,023	11,493	16,652
Pre-tax acquisition and integration related expenses(2)	24,551	21,591	—
Pre-tax RCM management restructuring expenses(3)	1,646	—	—
Pre-tax purchase accounting adjustment(4)	6,245	13,406	(24)
Pre-tax deferred payment interest expense accretion(5)	3,082	6,246	—
Pre-tax non cash, impairment of intangibles(6)	—	46,423	—
Pre-tax, acquisition related depreciation(7)	2,159	—	—
Pre-tax, insurance settlement(8)	(3,340)	—	—

Tax effect on pre-tax adjustments(9)	(48,173)	(52,333)	(17,771)

Non-GAAP adjusted net (loss) income	$56,766	$46,378	$47,556

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact, on a pre-tax basis, of certain costs incurred specific to the integration of Broadlane, inclusive of personnel and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Represents the amount and the per share impact, on a pre-tax basis, of restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.

(4)	For the fiscal years ended December 31, 2011 and 2010, the amount represents the per share impact, on a pre-tax basis, of certain purchase accounting adjustments associated with the Broadlane Acquisition that reflect the fair value of gross administrative fee receivables and other service fees less revenue share obligation primarily related to client purchases that were reported to us subsequent to the consummation of the Broadlane Acquisition.

For the fiscal year ended December 31, 2009, the adjustment includes the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro and XactiMed. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations. The acquired deferred revenue balances were fully amortized in 2009. We may have this adjustment in future periods if we have any new acquisitions.

(5)	For the fiscal year ended December 31, 2011, the amount represents the per share impact, on a pre-tax basis, of interest expense on the accretion of the $120.1 million deferred payment associated with the Broadlane Acquisition. For the fiscal year ended December 31, 2010, the amount represents the per share impact, on a pre-tax basis, of: (i) a termination fee of $1.6 million associated with an interest rate swap as part of the Broadlane Acquisition that was originally set to terminate in March 2012; (ii) the write-off of debt issuance costs relating to the termination of our previous credit facility in connection with the Broadlane Acquisition; and (iii) interest expense on the accretion of the deferred payment associated with the Broadlane Acquisition. We believe such expenses are infrequent in nature and are not indicative of continuing operating performance.

(6)	Represents the per share impact, on a pre-tax basis, of impairment of intangibles during the fiscal years ended December 31, 2010. The impairment primarily consisted of: (i) a $44.5 million write-off of goodwill relating to our decision support services operating unit; and (ii) $1.3 million relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition.

(7)	Represents the amount and the per share impact, on a pre-tax basis, of depreciation expense associated with software acquired in connection with the Broadlane Acquisition. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(8)	Represents the amount and the per share impact, on a pre-tax basis, of a $3.3 million insurance settlement received during the period. Refer to Note 8 in the Notes to Consolidated Financial Statements for additional details.

(9)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. The Company generally utilizes its effective tax rate for each respective period to calculate the tax effect of each adjustment. Given the impact of the Broadlane Acquisition on the Company’s 2011 actual effective tax rate, the Company used a tax rate of 40.0% for the fiscal year ended December 31, 2011. The effective tax rate for the fiscal years ended December 31, 2010 and 2009 was 30.7% and 39.1%, respectively.

(10)	Given the Company’s net loss in 2011 and 2010, basic and diluted weighted average shares are the same for EPS and Non-GAAP diluted adjusted EPS.

Related Party Transactions

For a discussion of our transactions with certain related parties see Note 18 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Intangibles — Goodwill and Other

In September 2011, the FASB issued an accounting standards update amending the guidance on the annual testing of goodwill for impairment. The update will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

In December 2010, the FASB issued an accounting standards update relating to the timing of step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update was effective for fiscal years and interim periods within those years, beginning after December 15, 2010.

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to comprehensive income. The update would require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. The update is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.

Fair Value

In May 2011, the FASB issued an accounting standard update relating to fair value measurements and disclosures. The update provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements of GAAP and the International Financial Reporting Standards are similar. The update changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The update is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.

Business Combinations

In December 2010, the FASB issued an accounting standards update relating to supplemental pro forma information for business combinations and expanding the related disclosures. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The update will only affect us if we execute future business combinations.

Revenue Recognition

In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance is applicable for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this guidance impacts our arrangements with one-time or non-recurring performance fees that are contingent upon achieving certain results. Historically, we had recognized these types of performance fees in the period in which the respective performance target had been met. Effective January 1, 2011, one-time or non-recurring performance fees are recognized proportionately over the contract term. We will continue to recognize recurring performance fees in the period in which they are earned. We adopted this update on January 1, 2011 and the adoption did not have a material impact on our Consolidated Financial Statements.

In October 2009, the FASB issued an accounting standards update for multiple-deliverable revenue arrangements. The update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method of determining stand-alone value affects the timing or amount of revenue recognition. The accounting standards update is applicable for annual periods beginning after June 15, 2010. We adopted this update on January 1, 2011 and the adoption did not have a material impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk.    Certain of our contracts are denominated in Canadian dollars. As our Canadian sales have not historically been significant to our operations, we do not believe that changes in the Canadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. On August 2, 2007, we entered into a series of forward contracts to fix the Canadian dollar-to-U.S. dollar exchange rates on a Canadian client contract. The forward contracts expired on April 30, 2010. We have one other Canadian dollar contract that we have not elected to hedge. We currently do not transact any other business in any currency other than the U.S. dollar. As we continue to grow our operations, we may increase the amount of our sales to foreign clients. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether any forward currency hedge instrument would be warranted.

Interest rate risk.    We had outstanding borrowings on our term loan of $578.7 million as of December 31, 2011. The term loan bears interest at LIBOR, subject to a floor of 1.5% plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of December 31, 2011, which bears interest at 8% per annum.

Due to the additional indebtedness we incurred under the credit agreement and in connection with the issuance of the Notes, we expect to incur a significant increase in our interest expense in future periods. To the extent we do not hedge it, we expect our interest rate risk to rise accordingly. As required by our credit agreement, we entered into certain derivative instruments during May 2011 to convert a portion of our variable rate term loan facility to a fixed rate debt. Refer to Note 14 of the Notes to Consolidated Financial Statements for additional information.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loan, would have resulted in a $5.8 million increase to our interest expense for the fiscal year ended December 31, 2011.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation will be set forth in the proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference. Also, see section “Equity Compensation Plan Information” in Item 5 of Part 2 herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2012 annual meeting of stockholders and is incorporated herein by reference.

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

10.4	Form of Indemnification Agreement entered into by the Company with each of its executive officers and directors (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 No. 333-145693)

Exhibit No.	Description of Exhibit

10.5	MedAssets, Inc. Long Term Performance Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on September 30, 2008)
10.6	Form of Stock Appreciation Right (non-performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.7	Form of Stock Appreciation Right (performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.8	Form of Restricted Stock (non-performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.9	Form of Restricted Stock (performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.10	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and John A. Bardis (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)
10.11	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Rand Ballard (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)
10.12	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Charles Garner (Incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)
10.13	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and L. Neil Hunn Incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)
10.14	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Lance M. Culbreth (Incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)
10.15	Separation and Release Agreement, dated as of September 6, 2011, between MedAssets, Inc., MedAssets Services, LLC, and Mr. L. Neil Hunn (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 7, 2011)
10.16	Employment Agreement, dated as of January 19, 2012, between MedAssets Services, LLC and Allen W. Hobbs (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 23, 2012)
16.1	Letter from BDO USA, LLP (formerly BDO Seidman, LLP) to the Securities and Exchange Commission dated March 8, 2010 (incorporated by reference to Exhibit 16.1 to the Company’s current report on Form 8-K filed on March 8, 2010)
18*	Preferability letter from KPMG LLP on change in date of annual goodwill impairment testing performed by the Company.
21*	Subsidiaries of the Company
23.1*	Consent of KPMG LLP with respect to the consolidated financial statements of the Company
23.2*	Consent of BDO USA, LLP with respect to the consolidated financial statements of the Company
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

Exhibit No.	Description of Exhibit

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDASSETS, INC.

February 27, 2012	By:	/s/ JOHN A. BARDIS
Name: John A. Bardis
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN A. BARDIS Name: John A. Bardis	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2012

/s/ CHARLES O. GARNER Name: Charles O. Garner	Chief Financial Officer (Principal Financial Officer)	February 27, 2012

/s/ LANCE M. CULBRETH Name: Lance M. Culbreth	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2012

/s/ RAND A. BALLARD Name: Rand A. Ballard	Director and Chief Operating Officer	February 27, 2012

/s/ SAMANTHA TROTMAN BURMAN Name: Samantha Trotman Burman	Director	February 27, 2012

/s/ HARRIS HYMAN Name: Harris Hyman	Director	February 27, 2012

/s/ VERNON R. LOUCKS, JR. Name: Vernon R. Loucks, Jr.	Director	February 27, 2012

/s/ TERRENCE J. MULLIGAN Name: Terrence J. Mulligan	Director	February 27, 2012

/s/ LANCE PICCOLO Name: Lance Piccolo	Director	February 27, 2012

/s/ JOHN C. RUTHERFORD Name: John C. Rutherford	Director	February 27, 2012

Signature	Title	Date

/s/ SAMUEL K. SKINNER Name: Samuel K. Skinner	Director	February 27, 2012

/s/ BRUCE F. WESSON Name: Bruce F. Wesson	Director	February 27, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors

MedAssets, Inc.:

We have audited the accompanying consolidated balance sheets of MedAssets, Inc. (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Company management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. The accompanying consolidated financial statements of the Company as of and for the year ended December 31, 2009 were audited by other auditors whose report thereon, February 26, 2010, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedAssets, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, MedAssets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Atlanta, Georgia

February 27, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of MedAssets, Inc.

Alpharetta, Georgia

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of MedAssets, Inc. for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of MedAssets, Inc. for the year ended December 31, 2009 , in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
(formerly known as BDO Seidman, LLP)

Atlanta, Georgia

February 26, 2010

Except for Note 13 as to which date is September 29, 2011

MedAssets, Inc.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	(In thousands, except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$62,947	$46,836
Accounts receivable, net of allowances of $3,891 and $5,256 as of December 31, 2011 and December 31, 2010, respectively	104,039	100,020
Deferred tax asset, current portion	15,434	18,087
Prepaid expenses and other current assets	18,488	19,811

Total current assets	200,908	184,754
Property and equipment, net	101,471	77,737
Other long term assets
Goodwill	1,027,847	1,035,697
Intangible assets, net	403,371	484,438
Other	61,381	62,727

Other long term assets	1,492,599	1,582,862

Total assets	$1,794,978	$1,845,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,185	$18,107
Accrued revenue share obligation and rebates	70,906	57,744
Accrued payroll and benefits	33,265	22,149
Other accrued expenses	17,811	22,268
Deferred revenue, current portion	48,459	36,533
Deferred purchase consideration (Note 5)	120,136	119,912
Current portion of notes payable	6,350	6,350
Current portion of finance obligation	213	186

Total current liabilities	318,325	283,249
Notes payable, less current portion	572,300	628,650
Bonds payable	325,000	325,000
Finance obligation, less current portion	9,287	9,505
Deferred revenue, less current portion	14,148	9,597
Deferred tax liability	129,635	150,887
Other long term liabilities	7,670	2,882

Total liabilities	1,376,365	1,409,770
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 57,857,000 and 58,410,000 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	579	584
Additional paid-in capital	670,618	668,028
Accumulated other comprehensive loss (Note 14)	(4,061)	—
Accumulated deficit	(248,523)	(233,029)

Total stockholders’ equity	418,613	435,583

Total liabilities and stockholders’ equity	$1,794,978	$1,845,353

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$249,599	$119,070	$108,223
Other service fees	328,673	272,261	233,058

Total net revenue	578,272	391,331	341,281

Operating expenses:
Cost of revenue (inclusive of certain amortization expense)	121,771	100,737	74,651
Product development expenses	26,823	20,011	18,994
Selling and marketing expenses	56,997	46,736	45,282
General and administrative expenses	203,101	124,379	110,661
Acquisition and integration-related expenses (Notes 5 and 6)	24,551	21,591	—
Depreciation	22,402	19,948	13,211
Amortization of intangibles	80,510	31,027	28,012
Impairment of property and equipment, goodwill, and intangibles (Notes 2, 3 and 4)	—	46,423	—

Total operating expenses	536,155	410,852	290,811

Operating income (loss)	42,117	(19,521)	50,470
Other income (expense):
Interest (expense)	(71,083)	(27,508)	(18,114)
Other income	3,621	650	417

(Loss) income before income taxes	(25,345)	(46,379)	32,773
Income tax (benefit) expense	(9,851)	(14,255)	12,826

Net (loss) income	$(15,494)	$(32,124)	$19,947

Basic and diluted (loss) income per share:
Basic net (loss) income per share	$(0.27)	$(0.57)	$0.36

Diluted net (loss) income per share	$(0.27)	$(0.57)	$0.34

Weighted average shares — basic	57,298	56,434	54,841
Weighted average shares — diluted	57,298	56,434	57,865

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Year Ended December 31, 2011

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances at December 31, 2010	58,410	$584	$668,028	$—	$(233,029)	$435,583
Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	597	6	1,969	—	—	1,975
Forfeiture of common restricted stock	(598)	(6)	6	—	—	—
Stock compensation expense	—	—	5,023	—	—	5,023
Excess tax benefit from equity award exercises	—	—	893	—	—	893
Repurchase of common stock	(552)	(5)	(5,301)	—	—	(5,306)
Other comprehensive income (loss):
Unrealized loss from hedging activities (net of a tax of $2,461)	—	—	—	(4,061)	—	(4,061)
Net loss	—	—	—	—	(15,494)	(15,494)

Comprehensive loss	—	—	—	—	—	(19,555)

Balances at December 31, 2011	57,857	$579	$670,618	$(4,061)	$(248,523)	$418,613

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Year Ended December 31, 2010

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances at December 31, 2009	56,715	$567	$639,315	$(1,605)	$(200,905)	$437,372
Issuance of common stock from stock option and SSAR exercises	1,415	14	10,684	—	—	10,698
Issuance of common restricted stock	280	3	(3)	—	—	—
Stock compensation expense	—	—	11,493	—	—	11,493
Excess tax benefit from equity award exercises	—	—	6,539	—	—	6,539
Other comprehensive income (loss):
Realized loss from hedging activities (net of a tax expense of $978)	—	—	—	1,605	—	1,605
Net loss	—	—	—	—	(32,124)	(32,124)

Comprehensive income (loss)	—	—	—	—	—	(30,519)

Balances at December 31, 2010	58,410	$584	$668,028	$—	$(233,029)	$435,583

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Year Ended December 31, 2009

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances at December 31, 2008	53,917	$539	$605,340	$(2,088)	$(220,852)	$382,939
Issuance of common stock from stock option exercises	1,749	18	10,389	—	—	10,407
Issuance of common restricted stock	1,049	10	(10)	—	—	—
Stock compensation expense	—	—	16,652	—	—	16,652
Excess tax benefit from equity award exercises	—	—	6,944	—	—	6,944
Other comprehensive income (loss):
Unrealized gain from hedging activities (net of a tax expense of $290)	—	—	—	483	—	483
Net income	—	—	—	—	19,947	19,947

Comprehensive income	—	—	—	—	—	20,430

Balances at December 31, 2009	56,715	$567	$639,315	$(1,605)	$(200,905)	$437,372

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Operating activities
Net (loss) income	$(15,494)	$(32,124)	$19,947
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Bad debt expense	181	1,686	5,753
Impairment of property, equipment, goodwill, and intangibles	—	46,423	—
Depreciation	23,627	22,842	15,639
Amortization of intangibles	81,067	31,675	28,753
Loss on sale of assets	418	189	191
Noncash stock compensation expense	5,023	11,493	16,652
Excess tax benefit from exercise of equity awards	(956)	(6,845)	(6,944)
Amortization of debt issuance costs	7,445	6,863	1,841
Noncash interest expense, net	3,784	936	1,184
Deferred income tax (benefit) expense	(12,734)	(25,065)	4,512
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(3,459)	11,780	(18,446)
Prepaid expenses and other assets	1,321	(3,928)	(2,446)
Other long-term assets	(5,023)	(3,076)	(4,560)
Accounts payable	5,645	14,121	7,707
Accrued revenue share obligations and rebates	12,737	3,575	2,250
Accrued payroll and benefits	10,536	(760)	(9,068)
Other accrued expenses	(6,399)	12,554	(3,847)
Deferred revenue	16,477	13,572	1,185

Cash provided by operating activities	124,196	105,911	60,303

Investing activities
Purchases of property, equipment and software	(16,976)	(12,758)	(11,785)
Capitalized software development costs	(31,997)	(17,968)	(16,402)
Acquisitions, net of cash acquired (Note 5)	—	(749,055)	(18,275)

Cash used in investing activities	(48,973)	(779,781)	(46,462)

Financing activities
Proceeds from notes payable	—	655,000	71,797
Proceeds from bonds payable	—	325,000	—
Repayment of notes payable	(56,350)	(235,161)	(102,262)
Repayment of finance obligations	(665)	(658)	(658)
Debt issuance costs	—	(46,516)	—
Excess tax benefit from exercise of equity awards	956	6,845	6,944
Issuance of common stock, net	1,975	10,698	10,407
Purchase of treasury shares	(5,028)	—	—

Cash (used in) provided by financing activities	(59,112)	715,208	(13,772)

Net increase in cash and cash equivalents	16,111	41,338	69
Cash and cash equivalents, beginning of period	46,836	5,498	5,429

Cash and cash equivalents, end of period	$62,947	$46,836	$5,498

Supplemental disclosure of non-cash investing and financing activities Issuance of restricted common stock for services received	$—	$—	$369

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

We provide technology-enabled products and services which together deliver solutions designed to improve operating margin and cash flow for hospitals, health systems and other ancillary healthcare providers. Our client-specific solutions are designed to efficiently analyze detailed information across the spectrum of revenue cycle and spend management processes. Our solutions integrate with existing operations and enterprise software systems of our clients and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and clients are primarily located throughout the United States and to a lesser extent, Canada.

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

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts and returns, product development costs, share-based payments, business combinations, impairment of goodwill, intangible assets and long-lived assets, and accounting for income taxes have the greatest potential impact on our consolidated financial statements.

Customer Relationship Period

We finalized a study of our customer relationship period using data based on our historical experience. As a result of the study, effective January 1, 2011, we changed our customer relationship period for which we recognize revenue related to implementation and setup fees charged for our software as a service (“SaaS”) based services from an average of four years to six years. We applied this change in estimate on a prospective basis. The impact of the change in customer relationship period reduced our 2011 other service fee revenue by approximately $800, operating income by $600 and earnings per share by approximately $0.01 per share.

Internally Developed Software Useful Life

We finalized a study of our internally developed software useful life based on our historical experience. As a result of the study, effective January 1, 2011, we changed the useful life for which we recognize depreciation expense related to internally developed software from three years up to but generally five years. We applied this change in estimate on a prospective basis. The impact of the change in internally developed software useful life reduced our 2011 depreciation expense by approximately $5,600 and increased our 2011 operating income by $5,600 and earnings per share by approximately $0.06 per share.

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

revolving credit facility on a routine basis when our swing-line credit facility is undrawn. In addition, we may periodically make voluntary repayments on our term loan. Cash and cash equivalents were $62,947 and $46,836 as of December 31, 2011 and December 31, 2010, respectively, and our revolver and swing-line balances were zero during those reporting periods. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 7 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $62,447 as of December 31, 2011.

Accounts Receivables and Allowances

Our trade accounts receivables are recorded at invoiced amounts and do not bear interest. We record an allowance for doubtful accounts against our trade receivables to reflect the balance at net realizable value on our consolidated balance sheets.

An allowance for doubtful accounts is established for accounts receivable estimated to be uncollectible due to client credit worthiness and is adjusted periodically based upon management’s evaluation of current economic conditions, historical experience and other relevant factors that, in the opinion of management, deserve recognition in estimating such allowance. Estimates related to our allowance for doubtful accounts are recorded as bad debt expense in our consolidated statement of operations. We review our allowance for doubtful accounts based upon the credit risk of specific clients, historical experience and other information. Accounts receivable deemed to be uncollectable due to credit worthiness is subsequently written down utilizing the allowance for doubtful accounts.

In addition we maintain a customer service allowance which is recorded as a current liability. Estimates related to our client service allowance are recorded as a reduction to net revenue in our consolidated statements of operations.

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

Revenue Recognition

Net revenue consists primarily of: (a) administrative fees reported under contracts with manufacturers and distributors and (b) other service fee revenue that is comprised of: (i) consulting revenues received under fixed-fee or contingent-based service contracts; (ii) subscription and implementation fees received under our SaaS agreements; and (iii) transaction and contingent fees received under service contracts. Revenue is earned primarily in the United States.

Revenue is recognized when: 1) there is persuasive evidence of an arrangement; 2) the fee is fixed or determinable; 3) services have been rendered and payment has been contractually earned, and 4) collectability is reasonably assured.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Administrative Fees

Administrative fees are generated under contracted purchasing agreements with manufacturers and distributors of healthcare products and services (“vendors”). Vendors pay administrative fees to us in return for the provision of aggregated sales volumes from hospitals and health systems that purchase products qualified under our contracts. The administrative fees paid to us represent a percentage of the purchase volume of our hospitals and healthcare system clients.

We earn administrative fees in the quarter in which the respective vendors report client purchasing data to us, usually a month or a quarter in arrears of actual client purchase activity. The majority of our vendor contracts disallow netting product returns from the vendors’ administrative fee calculations in periods subsequent to their reporting dates. For those contracts that allow for netting of product returns, vendors supply us with sufficient purchase and return data needed for us to estimate and record an allowance for sales returns.

Revenue is recognized upon the receipt of vendor reports as this reporting proves that the delivery of the product or service has occurred, the administrative fees are fixed and determinable based on reported purchasing volume, and collectability is reasonably assured. Our client and vendor contracts substantiate persuasive evidence of an arrangement.

Certain hospital and healthcare system clients receive a revenue share obligation. This obligation is recognized according to the clients’ contractual agreements with our group purchasing organization (or GPO) as the related administrative fee revenue is recognized. In accordance with GAAP relating to principal agent considerations under revenue recognition, this obligation is netted against the related gross administrative fees, and is presented on the accompanying consolidated statements of operations as a reduction to arrive at total net revenue on our consolidated statements of operations.

Net administrative fees shown on our consolidated statements of operations reflect our gross administrative fees net of our revenue share obligation. Gross administrative fees include all administrative fees we receive pursuant to our group purchasing organization vendor contracts. Our revenue share obligation represents the portion of the administrative fees we are contractually obligated to share with certain of our GPO clients. The following shows the details of net administrative fee revenues for the years ended December 31, 2011, 2010, and 2009.

	Year Ended December 31,
	2011	2010	2009
Gross administration fees	$384,560	$182,024	$163,454
Less: Revenue share obligation	(134,961)	(62,954)	(55,231)

Administrative fees, net	$249,599	$119,070	$108,223

Other Service Fees

Consulting Fees

We generate revenue from fixed-fee consulting contracts. Revenue under these fixed-fee arrangements is recognized on a proportional performance method as services are performed and deliverables are provided, provided all other elements of SAB 104 are met.

Consulting Fees with Performance Targets

We generate revenue from consulting contracts that also include performance targets. The performance targets generally relate to committed financial improvement to our clients from the use and implementation of initiatives that result from our consulting services. Performance targets are measured as our strategic initiatives

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

are identified and implemented, and the financial improvement can be quantified by the client. In the event the performance targets are not achieved, we are obligated to refund or reduce a portion of our fees.

Under these arrangements, all revenue is deferred and recognized as the performance target is achieved and the applicable contingency is released as evidenced by client acceptance. All revenues are fixed and determinable and the applicable service is rendered prior to recognition in the financial statements in accordance with SAB 104. We do not defer any related costs under these types of arrangements.

Subscription and Implementation Fees

We follow GAAP for revenue recognition relating to arrangements that include the right to use software stored on another entity’s hardware for our SaaS-based solutions. Our clients are charged upfront non-refundable fees for implementation and recurring host subscription fees for access to web-based services. Our clients have access to our software applications while the data is hosted and maintained on our servers. Our clients cannot take physical possession of the software applications. Revenue from monthly hosting arrangements and services is recognized on a subscription basis over the period in which our clients use the product. Implementation fees are typically billed at the beginning of the arrangement and recognized as revenue over the greater of the subscription period or the estimated customer relationship period beginning at customer acceptance. We currently estimate the customer relationship period at six years for our SaaS-based Revenue Cycle Management solutions. Contract subscription periods generally range from two to six years from execution.

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

Other

Other fees are primarily earned for our annual client and vendor meeting. Fees for our annual client and vendor meeting are recognized when the meeting is held and related obligations are performed.

Revenue Recognition — Multiple-Deliverable Revenue Arrangements

Effective January 1, 2011, we adopted the FASB’s accounting standards update for multiple-deliverable arrangements on a prospective basis. The guidance establishes a selling price hierarchy for determining the appropriate value of a deliverable. The hierarchy is based on: (a) vendor-specific objective evidence if available (“VSOE”); (b) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; or (c) estimated selling price (“ESP”) if neither VSOE nor TPE is available. The guidance also eliminates the residual method of allocation of contract consideration to elements in the arrangement and requires that arrangement consideration be allocated to all elements at the inception of the arrangement using the relative selling price method.

Based on the selling price hierarchy established by the update, if we are unable to establish selling price using VSOE or TPE, we will establish an ESP. ESP is the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We establish a best estimate of ESP considering internal factors relevant to pricing practices such as costs and margin objectives, standalone sales prices of similar services and percentage of the fee charged for a primary service relative to a related service. Additional consideration is also given to market conditions such as competitor pricing strategies and market trends. If available, we regularly review VSOE and TPE for our services in addition to ESP.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Upon adoption of the update, we did not experience a change in our units of accounting nor did we change how we allocate arrangement consideration to our various units of accounting. Historically, we have been able to obtain VSOE or TPE for our significant service deliverables. In addition, upon adoption we have had no changes in our assumptions, inputs or methodology used in determining VSOE or TPE. We continue to consider factors such as market size, the number of facilities, and the number of beds in a facility. Our pattern of revenue recognition will remain consistent with prior periods and we do not expect the update to have a material impact on our Consolidated Financial Statements.

The following incorporates the applicable changes in our revenue recognition policy for services as a result of the adoption of the accounting standards update on multiple-deliverable revenue arrangements:

We may bundle certain of our SCM service and technology offerings into a single service arrangement. We may also bundle certain of our RCM service and technology offerings into a single service arrangement. In addition, we may bundle certain of both of our SCM and RCM service and technology offerings together into a single service arrangement and market them as an enterprise arrangement.

Service arrangements generally include multiple deliverables or elements such as group purchasing services, consulting services, and SaaS-based subscription and implementation services. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to the individual elements within the arrangement based on their relative selling price using VSOE, TPE, or ESP for each element of the arrangement. We establish VSOE, TPE, or ESP for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a stand-alone arrangement. Revenue is then recognized for each element according to the following revenue recognition methodology: (i) group purchasing service revenue is recognized as administrative fees are reported to us (generally ratably over the contractual term), (ii) consulting revenue is recognized on a proportional performance method as services are performed and deliverables are provided or once performance targets are accepted by our customers; and (iii) SaaS-based subscription revenue is recognized ratably over the subscription period (upfront non-refundable fees on our SaaS-based subscription services are recognized over the longer of the subscription period or the estimated customer relationship period) beginning with the period in which the SaaS-based services are accepted by the customer.

The majority of our multi-element service arrangements that include group purchasing services are not fixed and determinable at the inception of the arrangement because the fees for such arrangements are earned as administrative fees are reported. Administrative fees are not fixed and determinable until the receipt of vendor reports (nor can they be reliably estimated prior to the receipt of the vendor reports for revenue recognition purposes). For these multi-element service arrangements, we recognize each element as such element is delivered and as administrative fees are reported to us which generally approximates ratable recognition over the contract term.

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

Performance targets generally relate to committed financial improvement to our clients from the use of our services. Revenue is only recognized if there are no refund rights and the fees earned are fixed and determinable. We have to obtain customer acceptance as performance targets are achieved. In the event the performance targets are not achieved, we may be obligated to refund or reduce a portion of our fees and as such do not consider these fees fixed and determinable until we receive client acceptance.

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

Deferred Costs

We capitalize direct costs incurred during the implementation of our SaaS-based solutions. Deferred implementation costs are amortized into cost of revenue in proportion to the revenue earned over the subscription period or client relationship period, as applicable. In addition, we defer upfront sales commissions related to subscription and implementation fees and expense these costs ratably over the contract term. The current and long term portions of deferred costs are included in “Prepaid expense and other current assets” and “Other assets,” respectively in the accompanying consolidated balance sheets.

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

We evaluate the impairment or disposal of our property and equipment in accordance with GAAP. We evaluate the recoverability of property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, or whenever management has committed to an asset disposal plan. Whenever these indicators occur, recoverability is determined by comparing the net carrying value of an asset to its total undiscounted cash flows. We recognized impairment charges to write down certain software assets in the fiscal year ended December 31, 2010. See Note 3 for further details.

Product Development Costs

Our product development costs include costs incurred: (i) prior to the application development stage; (ii) prior to technological feasibility being reached; and (iii) in the post-development or maintenance stage. The majority of our software development costs relate to internal-use software development costs which are capitalized in accordance with relevant GAAP and classified as property and equipment. We have a small amount of external-use software development costs which are capitalized when the technological feasibility of a software product has been established in accordance with GAAP relating to research and development costs of computer software and are included in “Other” within Other long term assets in the accompanying consolidated balance sheets. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the related software applications of up to five years. We periodically evaluate the useful lives of our capitalized software costs.

Goodwill and Intangible Assets — Indefinite Life

For identified intangible assets acquired in business combinations, we allocate purchase consideration based on the fair value of intangible assets acquired in accordance with GAAP relating to business combinations.

As of December 31, 2011 and 2010, intangible assets with indefinite lives consist of goodwill. See Note 3 for further details.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

We account for our intangible assets in accordance with GAAP relating to intangible assets, which states that goodwill or intangible assets with indefinite lives are not amortized. During 2011, we changed our annual impairment testing date from December 31 to October 1. We believe this new date is preferable since it provides additional time prior to the Company’s year-end to complete the goodwill impairment testing and report the results in our Annual Report on Form 10-K. We perform an impairment test of these assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. To determine the fair values, we use the income approach based on estimated discounted future cash flows and the market approach based on comparable publicly traded companies in similar lines of business, and to a lesser extent, guideline public companies. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. If the carrying value of the assets is deemed to be impaired, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

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

In connection with our 2010 annual impairment testing, we recognized an impairment charge on all of the goodwill at our DSS operating unit which was part of our Spend and Clinical Resource Management (“SCM”) reporting segment. In addition, we recognized an impairment charge on a trade name associated with a prior acquisition included in our SCM reporting segment. The trade name asset was deemed to be impaired as part of our integration associated with the Broadlane Acquisition. We did not recognize any goodwill or indefinite-lived intangible asset impairments during the fiscal years ended December 31, 2011 and 2009. See Note 3 for further details.

Intangible Assets — Definite Life

The intangible assets with definite lives are comprised of our customer base, developed technology, non-compete agreements and certain trade name assets. See Note 4 for further details.

Intangible assets with definite lives are amortized over their estimated useful lives which have been derived based on an assessment of such factors as attrition, expected volume and price changes. We evaluate the useful lives of our intangible assets with definite lives on an annual basis. Costs related to our customer base are amortized over the period and pattern of economic benefit that is expected from the customer relationship based on the expected benefit of discounted cash flows. Customer base intangibles have estimated useful lives that range from five to fourteen years. Costs related to developed technology are amortized on a straight-line basis over a useful life of three to seven years. Costs related to non-compete agreements are amortized on a straight-line basis over the life of the respective agreements. Costs associated with definite-lived trade names are amortized over the period of expected benefit of two to three years.

We evaluate indefinite-lived intangibles for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

During 2010, we deemed certain customer base intangible assets associated with a prior acquisition within our Spend and Clinical Resource Management reporting segment to be impaired as part of our integration relating to the Broadlane Acquisition. See Note 4 for a description of the impairments.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Business Combination

In the first quarter of fiscal year 2009, we adopted a new accounting standard related to business combinations, which revised the accounting guidance that we were required to apply for our acquisitions in comparison to prior fiscal years. The new standard expands the definition of a business and a business combination; requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed as of the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price measurement period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price measurement period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price measurement period in our operating results in the period in which the adjustments were determined.

Acquisition and Transaction Related Expenses

In connection with our 2010 acquisition efforts, we recorded acquisition and transaction related expenses in our consolidated statement of operations. Acquisition and transaction related expenses primarily consist of legal, banker, accounting and other advisory fees of third parties related to potential acquisitions (whether or not such an acquisition is ultimately completed, remains in-process or is not completed). Subsequent to the adoption of the new business combination accounting guidance in 2009, acquisition and transaction related expenses are expensed as incurred in our consolidated statements of operations. Amounts related to completed acquisitions were historically capitalized as part of the acquisition pursuant to previous accounting guidance.

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

Deferred Revenue

Deferred revenue consists of unrecognized revenue related to advanced client invoicing or client payments received prior to revenue being realized and earned. Substantially all deferred revenue consists of: (i) deferred administrative fees; (ii) deferred service fees; (iii) deferred software and implementation fees; and (iv) other deferred fees, including receipts for our annual meeting prior to the event.

Deferred administrative fees arise when cash is received from vendors prior to the receipt of vendor reports. Vendor reports provide details about a client’s purchases and provide evidence that delivery of product or service occurred. Administrative fees are also deferred when reported fees are contingent upon meeting a performance target that has not yet been achieved (see Revenue Recognition — Multiple-Deliverable Revenue Arrangements).

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Deferred service fees arise when cash is received from clients or upon advanced client invoicing, prior to delivery of service. When the fees are contingent upon meeting a performance target that has not yet been achieved, the service fees are either not invoiced or are deferred on our balance sheet.

Deferred software and implementation fees primarily include: (i) implementation fees that are received at the beginning of a subscription contract. These fees are deferred and amortized over the expected period of benefit, which is the greater of the contracted subscription period or the customer relationship period; and to a lesser extent, (ii) software support fees which represent client payments made in advance for annual software support contracts. Software and implementation fees are also deferred when the fees are contingent upon meeting a performance target that has not yet been achieved.

For the years ended December 31, 2011 and 2010, deferred revenues recorded that are contingent upon meeting performance targets were $4,344 and $4,841, respectively.

The following table summarizes the deferred revenue categories and balances as of:

	December 31,
	2011	2010
Software and implementation fees	$22,255	$15,290
Service fees	26,641	26,970
Administrative fees	12,201	2,573
Other fees	1,510	1,297

Deferred revenue, total	62,607	46,130
Less: Deferred revenue, current portion	(48,459)	(36,533)

Deferred revenue, non-current portion	$14,148	$9,597

Revenue Share Obligation and Rebates

We accrue revenue share obligation and rebates for certain clients according to our: (i) revenue share program and (ii) vendor rebate program.

Under our revenue share program, certain hospital and health system clients receive revenue share payments. This obligation is accrued according to contractual agreements between our GPO and the hospital and healthcare clients as the related administrative fee revenue is recognized. See description of this accounting treatment under “Administrative Fees” in the “Revenue Recognition” section.

We receive rebates pursuant to the provisions of certain vendor agreements. The rebates are earned by our hospitals and health system clients based on the volume of their purchases. We collect, process, and pay the rebates as a service to our clients. Substantially all the vendor rebates are excluded from revenue. The vendor rebates are accrued for active clients when we receive cash payments from vendors.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2011, 2010, and 2009 was $2,611, $2,053 and $2,224, respectively.

Share-Based Compensation

Share-based payment transactions (as fully discussed in Note 10) are accounted for in accordance with GAAP relating to stock compensation. The guidance requires companies to recognize the cost (expense) of all

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

share-based payment transactions in the financial statements. We expense employee share-based compensation using fair value-based measurement over an appropriate requisite service period primarily on an accelerated basis.

Derivative Financial Instruments

Derivative instruments are accounted for in accordance with GAAP relating to derivatives and hedging. The guidance requires companies to recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. See Note 14 for further discussion regarding our outstanding derivative financial instruments.

Income Taxes

In accordance with GAAP relating to income taxes, we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the tax year in which the differences are expected to be reflected in the tax return.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in applicable tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of deferred tax assets and assesses the need for any valuation allowance adjustment. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax positions changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2011, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected. See Note 11 for further information.

Sales Taxes

In accordance with GAAP relating to principal agent considerations under revenue recognition, we record any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a client on a net basis (excluded from revenues).

Basic and Diluted Net Income and Loss Per Share

Basic net income or loss per share (“EPS”) is calculated in accordance with GAAP relating to earnings per share. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would result in the reduction of a loss or the increase in income per share. For purposes of this calculation, our stock options, stock warrants, non-vested restricted stock, stock-settled stock appreciation rights and shares that were purchasable pursuant to our employee stock purchase plan are considered to be potential common shares and are only included in the calculation of diluted EPS when the effect is dilutive.

The shares used to calculate basic and diluted EPS represent the weighted-average common shares outstanding. Diluted net loss per share is the same as basic net loss per share for the fiscal years ended December 31, 2011 and 2010 since the effect of any potentially dilutive securities was excluded (as they were anti-dilutive due to our net loss).

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Recent Accounting Pronouncements

Intangibles — Goodwill and Other

In September 2011, the FASB issued an accounting standards update amending the guidance on the annual testing of goodwill for impairment. The update will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. The update is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

In December 2010, the FASB issued an accounting standards update relating to the timing of step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. The update affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The update was effective for fiscal years and interim periods within those years, beginning after December 15, 2010.

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to comprehensive income. The update would require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. The update is effective for fiscal years (and interim periods within those years), beginning after December 15, 2011.

Fair Value

In May 2011, the FASB issued an accounting standard update relating to fair value measurements and disclosures. The update provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements of GAAP and the International Financial Reporting Standards are similar. The update changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The update is effective for fiscal years and interim periods within those years, beginning after December 15, 2011.

Business Combinations

In December 2010, the FASB issued an accounting standards update relating to supplemental pro forma information for business combinations and expanding the related disclosures. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update was effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The update will only affect us if we execute future business combinations.

Revenue Recognition

In April 2010, the FASB issued new standards for vendors who apply the milestone method of revenue recognition to research and development arrangements. These new standards apply to arrangements with payments that are contingent, at inception, upon achieving substantively uncertain future events or circumstances. The guidance is applicable for milestones achieved in fiscal years, and interim periods within

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

those years, beginning on or after June 15, 2010. The adoption of this guidance impacts our arrangements with one-time or non-recurring performance fees that are contingent upon achieving certain results. Historically, we had recognized these types of performance fees in the period in which the respective performance target had been met. Effective January 1, 2011, one-time or non-recurring performance fees are recognized proportionately over the contract term. We will continue to recognize recurring performance fees in the period in which they are earned. We adopted this update on January 1, 2011 and the adoption did not have a material impact on our Consolidated Financial Statements.

In October 2009, the FASB issued an accounting standards update for multiple-deliverable revenue arrangements. The update addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update also addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The amendments in the update significantly expand the disclosures related to a vendor’s multiple-deliverable revenue arrangements with the objective of providing information about the significant judgments made and changes to those judgments and how the application of the relative selling-price method of determining stand-alone value affects the timing or amount of revenue recognition. The accounting standards update is applicable for annual periods beginning after June 15, 2010. We adopted this update on January 1, 2011 and the adoption did not have a material impact on our Consolidated Financial Statements.

2.	PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	December 31,
	2011	2010
Land (Note 7)	$1,200	$1,200
Buildings (Note 7)	8,821	8,821
Furniture and fixtures	10,502	8,811
Computers and equipment	48,018	37,963
Leasehold improvements	10,608	9,710
Purchased software	21,497	19,349
Capitalized software development costs (internal use)	77,372	49,059

	178,018	134,913
Accumulated depreciation and amortization	(76,547)	(57,176)

Property and equipment, net	$101,471	$77,737

Software — Internal Use

We classify capitalized costs of software developed for internal use in property and equipment. Costs capitalized for software to be sold, leased or otherwise marketed are classified as other assets. Software acquired in a business combination is classified as a developed technology intangible asset. Capitalized costs of software developed for internal use during the years ended December 31, 2011 and 2010 amounted to $29,578 and $16,613, respectively. Accumulated amortization related to capitalized costs of software developed for internal use was $26,624 and $20,694 at December 31, 2011 and 2010, respectively.

For the fiscal year ended December 31, 2010, we recognized impairment charges of $398, which related to both of our segments and were attributable to the write down of software tools that we were not able to utilize.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

We had no other impairment charges related to property and equipment during the years ended December 31, 2011, 2010 and 2009. These impairment charges have been recorded to the impairment line item within our consolidated statements of operations.

Software — External Use

Capitalized costs of software developed for external use are classified as other assets on our consolidated balance sheet. Capitalized costs of software developed for external use during the years ended December 31, 2011 and 2010 amounted to $2,419 and $1,355, respectively. Accumulated amortization related to capitalized costs of software developed for external use was $7,415 and $6,190 at December 31, 2011 and 2010, respectively.

During the years ended December 31, 2011, 2010 and 2009, we recognized $1,225, $2,894 and $2,426 respectively in cost of revenue related to amortization of software developed for external use.

3.	GOODWILL

Goodwill consists of the following as of:

	December 31,
	2011	2010
Goodwill, net	$1,027,847	$1,035,697

The changes in goodwill are summarized as follows, consolidated and by segment, for the years ended December 31, 2011 and 2010:

	December 31,
	Consolidated	RCM	SCM
		(recast)	(recast)
Balance, December 31, 2009	$511,861	$382,645	$129,216
DSS impairment loss	(44,495)	—	(44,495)
Broadlane acquisition (Note 5)	567,326	—	567,326
Other acquisition	1,005	—	1,005

Balance, December 31, 2010	$1,035,697	$382,645	$653,052
Broadlane acquisition (Note 5)	(7,850)	—	(7,850)

Balance, December 31, 2011	$1,027,847	$382,645	$645,202

As of December 31, 2011, the estimated fair value of each operating unit within our SCM and RCM segments exceeded its respective carrying value by more than 10%.

During 2010, we recognized a goodwill impairment charge of $44,495 relating to our decision support services operating unit within our SCM reporting segment. In addition, during 2010, we recorded an impairment charge of approximately $1,029 to write-off an indefinite-lived trade name acquired as part of a prior acquisition in connection with restructuring and rebranding of our SCM segment subsequent to the Broadlane Acquisition.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

4.	OTHER INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following:

	Weighted Average Remaining Amortization Period (Years)(1)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2011
Customer base	5 years	$516,547	$(134,696)	$381,851
Developed technology	2 years	49,177	(31,069)	18,108
Trade name	2 years	4,300	(1,613)	2,687
Non-compete agreements	1.3 years	2,900	(2,175)	725

	4 years	$572,924	$(169,553)	$403,371

(1)	- The amount represents the weighted average amortization period remaining in total and for each asset class.

	Weighted Average Remaining Amortization Period (Years)(1)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2010
Customer base	5 years	$538,667	$(88,745)	$449,922
Developed technology	3 years	49,401	(21,664)	27,737
Trade name	3 years	4,300	(179)	4,121
Non-compete agreements	2 years	2,900	(242)	2,658

	5 years	$595,268	$(110,830)	$484,438

(1)	- The amount represents the weighted average amortization period remaining in total and for each asset class.

In 2011, we reduced the gross carrying amount and the related accumulated amortization by approximately $22,120 relating to a fully amortized customer base asset within our SCM segment. In addition, we reduced the gross carrying amount and the related accumulated amortization by approximately $224 relating to a fully amortized developed technology asset within our SCM segment.

In 2010, we recorded an impairment of approximately $501 related to customer base and acquired developed technology intangible assets acquired from previous acquisitions. The impairment charge has been recorded to the impairment line item within our consolidated statements of operations.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

During the years ended December 31, 2011, 2010 and 2009, we recognized $81,067, $31,675 and $28,753, respectively in amortization expense, inclusive of ($557, $648 and $740) charged to cost of revenue for amortization of external-use acquired developed technology related to definite-lived intangible assets. Future amortization expense of definite-lived intangibles as of December 31, 2011, is as follows:

Amount
2012	$73,209
2013	62,722
2014	55,042
2015	49,205
2016	41,812
Thereafter	121,381

$403,371

5.	ACQUISITIONS

Broadlane Acquisition

On November 16, 2010, pursuant to a Stock Purchase Agreement with Broadlane Holdings, LLC, a Delaware limited liability company (“Broadlane LLC”), and Broadlane Intermediate Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of Broadlane LLC (“Broadlane”), we acquired all of the outstanding shares of capital stock of Broadlane (the “Broadlane Acquisition”) from Broadlane LLC.

At closing, we paid Broadlane LLC approximately $725,000 in cash plus $20,895 for a working capital based purchase price adjustment for an aggregate preliminary purchase price of $745,895. In addition, we will make an additional payment in cash, subject to adjustment and to certain limitations, that was originally estimated at $123,100 (the “deferred purchase consideration”).

At closing, we recorded $119,505 on our balance sheet, representing the present value of the estimated $123,100 deferred purchase consideration amount. As discussed below, during September 2011, we decreased the deferred purchase consideration by $2,811 based on an agreement with Broadlane LLC. During the fiscal years ended December 31, 2011 and 2010, we recognized approximately $3,082 and $407, respectively, in imputed interest expense due to the accretion of this liability using a discount rate of approximately 2.7%. We will record the remaining interest expense using the effective interest method to accrete the deferred purchase consideration to its face value by January 4, 2012. The balance of the deferred purchase consideration was $120,136 as of December 31, 2011 and has been recorded as a current liability in the accompanying consolidated balance sheet.

During September 2011, we reached an agreement on the purchase price with Broadlane LLC. As a result, we recorded a net decrease to the purchase price of approximately $1,712. The net adjustment includes a $2,811 reduction to our initial estimate of the deferred purchase consideration to adjust the deferred purchase consideration to $120,289. During December 2011, we made a final agreed upon adjustment to the deferred purchase consideration of $153 related to an indemnification claim. The final adjusted deferred purchase consideration amount of $120,136 was paid in January 2012. Refer to the table below for additional details.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The purchase price paid for Broadlane reflects a premium relative to the value of identified assets due to the strategic importance of the transaction to us and because Broadlane’s business model does not rely intensively on fixed assets. The goodwill arising from the acquisition primarily relates to the following factors:

•	The acquisition expands our spend management capability and general market presence and provides for industry leading pricing offered under our combined strategic sourcing contracts;

•

The acquisition of Broadlane, which was a large SCM segment competitor, allows us to compete effectively for hospital and health system clients and increases our client base which allows us to expand market share and further penetrate our client base; and

•	The acquisition offers us the opportunity to leverage cost and revenue synergies and economies of scale expected from combining our operations.

We expect that approximately $892 of the goodwill will be deductible for income tax purposes.

In connection with the acquisition, we incurred costs for the fiscal year ending December 31, 2010 amounting to approximately $10,396, primarily related to legal, financial, and accounting professional advisors. These costs were expensed as incurred and are included in the Acquisition and integration-related expenses line item on the accompanying consolidated statement of operations.

Broadlane Purchase Price Allocation

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date in addition to subsequent adjustments made in the first year after the acquisition date (i.e., measurement period adjustments). The measurement period adjustments have not had a significant impact on our earnings, balance sheets or cash flows in any period and, therefore, we have not retrospectively adjusted our financial statements.

	Preliminary Purchase Price Allocation as of December 31, 2010(1)	Measurement Period Adjustments		Final Purchase Price Allocation as of December 31, 2011
Current assets	$56,402	$453	(2)	$56,855
Property and equipment	13,941	—		13,941
Other long term assets	110	—		110
Goodwill	567,326	(7,850	)(3)	559,476
Intangible assets	419,900	—		419,900

Total assets acquired	1,057,679	(7,397)		1,050,282
Current liabilities	35,832	657	(4)	36,489
Other long term liabilities	156,447	(6,342	)(5)	150,105

Total liabilities assumed	192,279	(5,685)		186,594

Total purchase price	$865,400	$(1,712)		$863,688

(1)	As previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

(2)

Represents: (i) a $1,121 increase to accounts receivable relating to administrative fees earned associated with customer purchases that occurred prior to the acquisition date in excess of what was originally estimated;

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

(ii) a $779 reduction to accounts receivable relating to certain service fees earned as of the acquisition date adjusted based on our estimate of net realizable value; and (iii) a net $111 increase in deferred tax assets for the tax impact of the change in accounts receivable and other final adjustments.

(3)	Represents the cumulative change to goodwill for the changes in current assets, current liabilities and other long term liabilities.

(4)	Represents: (i) revenue share obligation of $424 owed to customers associated with the additional administrative fees earned as noted above; (ii) a $475 increase in the self insurance liability assumed at the acquisition date; and (iii) a $242 decrease in current liabilities primarily relating to payroll and other payroll benefits.

(5)	Represents: (i) an $841 reduction in our uncertain tax positions based on a federal audit of Broadlane completed by the Internal Revenue Service (the “IRS”) in which no tax liability had been identified; (ii) a $60 decrease in other long-term liabilities based on our latest estimate of certain obligations; and (iii) a $5,441 reduction in deferred tax liabilities.

Other Acquisition-Related Activities

During the fiscal year ended December 31, 2010, our SCM segment acquired certain assets associated with oncology pharmaceutical products for $3,160. The acquired assets consist of certain customer relationships valued at $2,155 with a ten-year weighted-average useful life and goodwill of $1,005, all of which will be deductible for income tax purposes.

Also during the fiscal year ended December 31, 2010, we incurred $2,798, respectively, related to certain due diligence and acquisition-related activities associated with an unsuccessful acquisition attempt. We expensed these costs as incurred in accordance with GAAP and they are included in the acquisition and integration-related expenses line item on our consolidated statement of operations.

Accuro Acquisition

In 2009, we finalized the acquisition purchase price and related purchase price allocation of Accuro Healthcare Solutions, Inc. (collectively with its subsidiaries, “Accuro”), which was acquired on June 2, 2008 (the “Accuro Acquisition”). During 2009, we paid $19,776 (inclusive of $1,501 of imputed interest) in cash to the former shareholders of Accuro to satisfy the deferred purchase consideration obligation.

6.	RESTRUCTURING ACTIVITIES

Broadlane Restructuring Plan

In connection with the Broadlane Acquisition, our management approved and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our SCM segment. During the fiscal years ended December 31, 2011 and 2010, we expensed exit and integration related costs of approximately $24,551 and $8,418, respectively, associated with restructuring activities of the acquired operations consisting of employee costs and other restructuring and integration costs. These costs are included within the acquisition and integration-related expenses line on the accompanying consolidated statements of operations.

As of December 31, 2011, the components of our restructuring plan are as follows:

•

Employee-related costs — we reorganized our SCM workforce and eliminated redundant or unneeded positions in connection with combining our business operations. In connection with the workforce restructuring, we expect to incur severance, benefits and other employee related costs in the range of $895 to $1,895 to be incurred over the six to twelve months following December 31, 2011. During the fiscal years ended December 31, 2011 and 2010, we expensed approximately $12,561 and $6,976, respectively,

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

primarily related to severance, redundant salaries, certain bonuses and other employee benefits in connection with our plan. As of December 31, 2011, we had approximately $2,360 included in current liabilities for these costs.

•

System migration and standardization — we are integrating and standardizing certain software platforms of the combined business operations. In connection with the system migration and standardization, we expect to incur costs of between $2,500 - $3,500 over the twelve months following December 31, 2011. During the fiscal years ended December 31, 2011 and 2010, we expensed approximately $5,551 and $1,442, respectively, primarily related to consulting and other third-party services in connection with our plan. As of December 31, 2011, we had approximately $216 included in current liabilities for these costs.

•

Facilities consolidation — we are consolidating office space in areas where we have common or redundant locations. We expect to incur costs in the range of $0 to $575 over the twelve months following December 31, 2011 relating to ceasing use of certain facilities. During the fiscal years ended December 31, 2011 and 2010, we expensed approximately $6,439 and $0, respectively, relating to exit costs associated with our office space consolidation. As of December 31, 2011, we had approximately $1,946 included in current liabilities for these costs.

The changes in the Broadlane restructuring plan during 2011 are summarized as follows:

	Accrued, December 31, 2010	Charges Incurred	Cash Payments	Accrued, December 31, 2011
Broadlane Restructuring Plan
Employee-related costs	$3,488	$12,561	$(13,689)	$2,360
System migration and integration	—	5,551	(5,335)	216
Facility consolidation	—	6,439	(4,493)	1,946

Total Broadlane Restructuring Costs	$3,488	$24,551	$(23,517)	$4,522

RCM Management Restructuring Plan

Our management approved and initiated a plan to restructure our operations resulting in certain management changes within our RCM segment. During the fiscal year ended December 31, 2011, we expensed costs of approximately $1,646 associated with these restructuring activities consisting of severance costs. These costs are included within the product development and general and administrative expense line items on the accompanying consolidated statements of operations. We expect the remaining $548 to be paid over the next twelve months.

The changes in the RCM management restructuring plan during 2011 are summarized as follows:

	Accrued, December 31, 2010	Charges Incurred	Cash Payments	Accrued, December 31, 2011
RCM Management Restructuring Plan
Employee-related costs	$—	$1,646	$(1,098)	$548

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

7.	NOTES AND BONDS PAYABLE

Our notes and bonds payable are summarized as follows as of:

	December 31,
	2011	2010
Notes payable — senior	$578,650	$635,000
Bonds payable	325,000	325,000

Total notes and bonds payable	903,650	960,000
Less: current portions	(6,350)	(6,350)

Total long-term notes and bonds payable	$897,300	$953,650

Notes Payable

The principal amount of our long term notes payable consists of our senior term loan facility which had an outstanding balance of $578,650 and $635,000 as of December 31, 2011 and 2010, respectively. We had no amounts drawn on our revolving credit facility, and no amounts drawn on our swing-line component, resulting in approximately $149,000 of availability under our credit facility inclusive of the swing-line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of December 31, 2011. During the fiscal year ended December 31, 2011, we made payments on our term loan which included two voluntary prepayments totaling $50,000 and scheduled principal payments of $6,350. The applicable weighted average interest rate (inclusive of the applicable bank margin) on our senior term loan facility at December 31, 2011 and 2010 was 5.25%.

Total interest paid during the fiscal years ended December 31, 2011, 2010 and 2009 was approximately $61,340, $11,855 and $14,722, respectively.

On November 16, 2010, we consummated the acquisition of Broadlane and as a result we terminated our credit agreement with Bank of America and entered into a new credit agreement with Barclays Bank PLC and JP Morgan Securities LLC. In addition, we closed a private placement offering of senior notes that is described below. The credit agreement consists of a six-year $635,000 senior secured term loan facility and a five-year $150,000 senior secured revolving credit facility, including a letter of credit sub-facility of $25,000 and a swing line sub-facility of $25,000. Borrowings under the revolving credit facility may be used for general corporate purposes and working capital. Both the senior secured term loan and revolving credit facility charge a variable interest rate of London Interchange Bank Offering Rate (“LIBOR”) or an alternate base rate plus and applicable margin and are secured by the assets of the Company.

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

The credit agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

the Company’s fiscal year. The credit agreement also includes certain maintenance covenants, which took effect on March 31, 2011, including but not limited to, a maximum total leverage ratio of consolidated indebtedness to consolidated EBITDA and a minimum consolidated interest coverage ratio of consolidated EBITDA to consolidated cash interest expense (as defined in the credit agreement). The Company was in compliance with these covenants as of December 31, 2011.

We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of our credit agreement. Our first excess cash flow calculation will be completed during the first quarter of 2012 for the fiscal year ended December 31, 2011. Based on the voluntary repayments made during the fiscal year ended December 31, 2011 year, we do not expect to be required to make any excess cash flow payment during the first quarter of 2012.

First Amendment to the Credit Agreement

On March 31, 2011, we entered into the first amendment to our credit agreement. The first amendment redefined the swing line lender as Bank of America, N.A. from Barclays Bank PLC. In connection with the first amendment, we executed an auto borrowing plan with Bank of America, N.A. This enabled the Company to reinstitute our cash management practice of voluntarily applying any excess cash to repay our swing line credit facility, if any, on a daily basis or against our revolving credit facility on a routine basis when our swing line credit facility is undrawn.

Bonds Payable

In connection with the financing of the Broadlane Acquisition, the Company closed the offering (the “Notes Offering”) of an aggregate principal amount of $325,000 of senior notes due 2018 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing domestic subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the credit agreement. Each of the subsidiary guarantors is 100% owned by the Company; the guarantees by the subsidiary guarantors are full and unconditional; the guarantees by the subsidiary guarantors are joint and several; the Company has no independent assets or operations; and any subsidiaries of the Company other than the subsidiary guarantors are minor. The Notes and the guarantees are senior unsecured obligations of the Company and the subsidiary guarantors, respectively.

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of December 31, 2011.

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

On July 22, 2011, the Company filed a registration statement with the SEC on Form S-4 for the purpose of registering new senior notes with the same terms and conditions as the Notes. The registration statement was declared effective on October 13, 2011, and on the same day the Company launched an exchange offer whereby the Company offered to exchange new registered 8% senior notes due 2018 (the “Exchange Notes”) for all of the outstanding unregistered Notes (the “Exchange Offer”). The terms of the Exchange Notes are substantially identical to those of the Notes, except the Exchange Notes are registered under the Securities Act of 1933, as amended. The Exchange Notes evidence the same indebtedness as the Notes and are entitled to the benefits of the Indenture governing the Notes. The Company did not and will not receive any proceeds from the Exchange Offer. The Notes and the Exchange Notes are now interchangeably referred to as the “Notes”.

As of December 31, 2011, the Company’s 8% senior notes due 2018 were trading at approximately 94.9% of par value.

As of December 31, 2011, we had approximately $38,687 of debt issuance costs related to our credit agreement and Notes which will be amortized into interest expense generally over the effective interest method until the maturity date. For the fiscal year ended December 31, 2011, we recognized approximately $7,445 in interest expense related to the amortization of debt issuance costs. For the year ended December 31, 2010, we recognized approximately $6,863, inclusive of the write-off of $4,330 of the remaining unamortized debt issuance costs from our previous credit agreement with Bank of America, in interest expense related to the amortization of debt issuance costs.

The following table summarizes our stated debt maturities and scheduled principal repayments as of December 31, 2011:

Year	Term Loan	Senior Unsecured Notes	Total
2012	$6,350	$—	$6,350
2013	6,350	—	6,350
2014	6,350	—	6,350
2015	6,350	—	6,350
2016	553,250	—	553,250
Thereafter	—	325,000	325,000

	$578,650	$325,000	$903,650

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

In August 2003, we facilitated the sale of the office building and related retail space under the Lease Agreement. We entered into a new lease with the new owner of the office building and provided a $1,000 letter of credit and eight months of prepaid rent in connection with the new lease. The lease agreement was for ten years. The letter of credit and prepaid rent constitute continuing involvement as defined in GAAP relating to leases, and as such the transaction did not qualify for sale and leaseback accounting. In accordance with the guidance, the Company recorded the transaction as a financing obligation. As such, the book value of the assets and related obligation remain on the Company’s consolidated financial statements. We recorded a $501 commission on the sale of the building as an increase to the corresponding financing obligation. In addition, we deferred $386 in financing costs that will be amortized into expense over the life of the obligation. The amount of the financial obligation decretion for the years ended December 31, 2011 and 2010 was $191 and $167, respectively.

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

The lease payments on the office building are charged to interest expense in the periods they are due. The lease payments included as interest expense in the accompanying statement of operations for the years ended December 31, 2011, 2010 and 2009 were $665, $658 and $658, respectively.

Rental income and additional interest expense is imputed on the retail space of approximately $438 annually. Both the income and the expense are included in “Other income (expense)” in the accompanying consolidated statement of operations for each of the years ended December 31, 2011, 2010 and 2009 with no effect to net income. Under the Lease Agreement, we are not entitled to actual rental income on the retail space, nor do we have legal title to the building.

When we have no further continuing involvement with the building as defined under GAAP relating to leases, we will remove the net book value of the office building, adjoining retail space, and the related finance obligation and account for the remainder of our payments under the Lease Agreement as an operating lease. Under the Lease Agreement, we will not obtain title to the office building and retail space. Our future commitment is limited to the payments required by the Lease Agreement. At December 31, 2011, the future undiscounted payments under the Lease Agreement aggregate to $3,774.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Future payments of the finance obligation as of December 31, 2011 are as follows:

Obligations Under Capital Lease
2012	$1,114
2013	1,114
2014	1,114
2015	1,114
2016	1,114
Thereafter	8,600

14,170
Less: Amounts representing interest	(4,670)

Net present value of capital lease obligation	9,500
Less: Amount representing current portion	(213)

Finance obligation, less current portion	$9,287

8.	COMMITMENTS AND CONTINGENCIES

We lease certain office space and office equipment under operating leases. Some of our operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the related minimum lease term utilizing total future minimum lease payments. Future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year as of December 31, 2011 are as follows:

Operating Lease
2012	$12,729
2013	12,567
2014	12,289
2015	10,555
2016	8,882
Thereafter	67,556

$124,578

In November 2011, we entered into a new lease agreement for approximately 225,000 square feet of office space together with certain surface parking areas in Plano, Texas. The lease term commences on or around March 1, 2013 with an initial term of fifteen years plus an option to extend the lease term for up to ten years. The total estimated rental commitment under the initial term of the lease agreement is approximately $70,000 and is included in the table above.

Rent expense for the years ended December 31, 2011, 2010 and 2009, was approximately $18,145, $8,370 and $8,102 respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Performance Targets

In the ordinary course of contracting with our clients, we may agree to make some or all of our fees contingent upon the client’s achievement of financial improvement targets from the use of our services and software. These contingent fees are not recognized as revenue until the client confirms achievement of the performance targets. We generally receive client acceptance as and when the performance targets are achieved. Prior to client confirmation that a performance target has been achieved, we record invoiced contingent fees as deferred revenue on our consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs.

Legal Proceedings

As of December 31, 2011, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

Insurance Settlement

During 2011, we received an insurance settlement of $3,340 relating to a 2006 litigation matter that was covered under an insurance policy in effect at the time. We recorded the insurance settlement in other income in the consolidated statements of operations for the fiscal year ended December 31, 2011 as certain initial costs related to this matter were expensed in other expense in our consolidated statement of operations in the applicable prior period.

9.	STOCKHOLDERS’ EQUITY

Preferred Stock

In connection with our initial public offering we amended and restated our Certificate of Incorporation authorizing us to issue 50,000,000 shares of undesignated preferred stock, par value $0.01 per share. The preferred stock may be issued from time to time in one or more series, each series of which would have distinctive designation or title and such number of shares as was fixed by the Board prior to the issuance of any shares thereof. Each such series of preferred stock would have voting powers, full or limited, or no voting powers, and such preferences and relative, participating optional or other special rights and such qualifications, limitations or restrictions thereof, as stated and expressed in the resolution or resolutions providing for the issue of such series of preferred stock. We had no preferred stock issued or outstanding as of December 31, 2011 or 2010.

Common Stock

During 2011, 2010 and 2009, we issued shares of common stock in connection with employee share-based payment arrangements. See Note 10 for further information.

Common Stock Warrants

As of December 31, 2011 and 2010, we had approximately 38,000 warrants outstanding that were exercisable into common stock at a weighted average exercise price of $2.29 with a weighted average remaining life of 1.5 and 2.5 years, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Repurchase of Common Stock

On August 23, 2011, our Board of Directors authorized a share repurchase program of up to $25,000 of our common stock. The share repurchase program expires upon the earlier of twelve months from the authorization by our Board of Directors or the repurchase of $25,000 of our common stock. The following table shows the amount and cost of shares we repurchased for the fiscal years ended December 31, 2011 and 2010 under the share repurchase program.

	December 31,
	2011	2010
Number of shares repurchased	551,526	—
Cost of shares repurchased(1)	$5,306	—

(1)	Our share repurchase program requires a three-day cash settlement period with our broker. We made purchases during the last three days of December amounting to 30,000 shares totaling $278, which were settled in January 2012. The cost of these shares is included in other accrued expenses on our Consolidated Balance Sheet.

As of December 31, 2011, $19,694 remained available for additional purchases under our share repurchase program. The repurchased shares have not been retired and constitute authorized but unissued shares.

10.	SHARE-BASED COMPENSATION

As of December 31, 2011, we had restricted common stock, stock-settled stock appreciation rights (or “SSARs”) and common stock option equity awards outstanding under three share-based compensation plans.

The share-based compensation cost related to equity awards that has been charged against income was $5,023, $11,493, and $16,652 for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. The total income tax benefit recognized in the income statement for share based compensation arrangements related to equity awards was $1,878, $4,387 and $6,302 for the fiscal years ended December 31, 2011, 2010 and 2009, respectively. There were no capitalized share-based compensation costs at December 31, 2011, 2010 or 2009.

Total share-based compensation expense (inclusive of restricted common stock, common stock options, and SSARs) for the fiscal years ended December 31, 2011, 2010 and 2009 is reflected in our consolidated statements of operations as noted below:

	December 31,
	2011	2010	2009
Cost of revenue	$1,362	$2,722	$3,063
Product development	267	461	866
Selling and marketing	559	2,476	2,920
General and administrative	2,835	5,834	9,803

Total share-based compensation expense	$5,023	$11,493	$16,652

During 2011, we reversed $6,537 of previously recorded share-based compensation expense related to certain performance-based SSARs and performance-based restricted stock that were granted under the MedAssets, Inc. Long-Term Performance Incentive Plan in 2008. The share-based compensation expense was reversed due to non-achievement of certain performance criteria.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Employee Stock Purchase Plan

In 2010, the Company established the MedAssets, Inc. Employee Stock Purchase Plan (the “ESPP Plan”). Under the ESPP Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of such share on the applicable purchase date. The ESPP Plan requires that all stock purchases be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the ESPP Plan. For the fiscal year ended December 31, 2011, we purchased approximately 45,600 shares of our common stock under the ESPP Plan which amounted to approximately $545. The ESPP Plan is non-compensatory and, as a result, no compensation expense is recorded in our consolidated statement of operations for the fiscal years ended December 31, 2011 and 2010.

Equity Incentive Plans

In 2010, the Board approved and the Company’s stockholders adopted the MedAssets, Inc. 2010 Special Stock Incentive Plan (the “Plan”). Under the Plan, the Company may award stock-based incentives to selected eligible persons. The Plan allows for the grant of stock options, which are the right to purchase shares of stock at a fixed price at some time in the future, and other stock-based awards. The Company granted 425,000 SSARs and 185,000 shares of restricted stock pursuant to the Plan. No further equity grants will be issued under the plan.

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

In 2008, the Board approved and the Company’s stockholders adopted the MedAssets Inc. Long-Term Performance Incentive Plan (the “2008 Plan”). The 2008 Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, performance awards, stock appreciation rights and other stock-based awards. An aggregate of 5,500,000 underlying shares of our common stock were reserved for issuance to the Company’s directors, employees, and others under the 2008 Plan. As of December 31, 2011, we had approximately 2,956,000 shares remaining under our 2008 Plan available for grant (inclusive of the forfeited performance-based awards discussed below). The 2008 Plan was designed to replace and succeed the MedAssets, Inc. 2004 Long-Term Incentive Plan and the 1999 Stock Incentive Plan. Equity awards issued under the 2008 Plan consist of common stock options, restricted stock (both service-based and performance-based), and SSARs (both service-based and performance-based). Terms of the awards issued under the 2008 Plan are as follows:

Option awards issued under the 2008 Plan generally vest over five years of continuous service and have seven-year contractual terms. Service-based share awards generally vest over one to four years. Service-based SSARs vest 25% annually beginning on December 31, 2009 and our service-based restricted stock vest 100% on December 31, 2012. In addition, in connection with a 2009 management incentive plan, specific vesting criteria were established for certain performance-based equity awards (restricted stock and SSARs) issued to employees based on the achievement of a 15%-25% compounded annual growth rate of diluted adjusted EPS for the three-year period ending December 31, 2011.

As of December 31, 2011, the Company achieved a 15% compounded annual growth rate of diluted adjusted EPS, which resulted in 50% of the performance-based restricted stock being eligible to vest. In addition to achieving the 15% performance target, the grantees must be employed by the Company through December 31, 2012 in order for the restricted stock awards to vest. As a result, approximately 1,411,000 performance-related

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

awards were forfeited. The underlying shares related to these forfeited awards were added back to our 2008 Plan and are available for future grant.

Option awards issued under the 2004 Long Term Equity Incentive Plan generally vest based over five years of continuous service and have ten-year contractual terms. Service-based share awards generally vest over three years. We will not issue any additional awards under this plan and all future shares initially issued under this plan that are cancelled or forfeited will be added back to our 2008 plan.

Option awards issued under the 1999 Stock Incentive Plan generally vest based over three to four years of continuous service and have ten-year contractual terms. Service-based share awards generally vest over three years. We will not issue any additional awards under this plan and all future shares initially issued under this plan that are cancelled or forfeited will be added back to our 2008 plan.

Under all plans, our policy is to grant equity awards with an exercise price (or base price in the case of SSARs) equal to the fair market price of our stock on the date of grant.

Equity Award Valuation

Under generally accepted accounting principles for stock compensation, we calculate the grant-date estimated fair value of share-based awards using a Black-Scholes valuation model. Determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the expected term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. The guidance requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is estimated based on historical and expected experience. We base fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ from those estimates.

The fair value of each equity award has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Range of calculated volatility	46.5% - 49.28%	29.6% - 44.99%	31.21% - 34.73%
Dividend yield	0%	0%	0%
Range of risk free interest rate	0.88% - 2.30%	1.37% - 2.44%	1.36% - 2.46%
Range of expected term	4.0 - 5.0 years	4.0 - 5.0 years	4.0 - 5.0 years

It is not practicable for us to estimate the expected volatility of our share price required by existing accounting requirements based solely on our own historical stock price volatility (i.e., trading history), given our limited history as a publicly traded company. Once we have sufficient history as a public company, we will estimate the expected volatility of our share price, which may impact our future share-based compensation. In accordance with generally accepted accounting principles for stock compensation, we have estimated grant-date fair value of our shares using a combination of our own trading history and a volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities using the “simplified method” as prescribed in Staff Accounting Bulletin No. 110, Share-based Payment , to calculate expected term. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the weighted average interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Equity Award Expense Attribution

For service-based equity awards with graded-vesting, compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures. For service-based equity awards with cliff-vesting, compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. For performance-based equity awards, compensation cost is recognized using a straight-line method over the vesting or performance period and is adjusted each reporting period in which a change in performance achievement is determined and is net of estimated forfeitures. We evaluate the probability of performance achievement each reporting period and, if necessary, adjust share-based compensation expense based on expected performance achievement.

Restricted Common Stock Awards

We have issued restricted common stock awards to employees, our Board and our senior advisory board. During 2011, 2010 and 2009, we issued approximately 239,000 shares, 359,000 shares (or 280,000 shares net of forfeitures) and 1,074,000 shares (or 1,049,000 shares net of forfeitures), respectively. During 2011, 2010 and 2009, the weighted-average grant date fair value of each restricted common stock share was $15.58, $19.35, and $15.02, respectively. The fair value of shares vested during the fiscal years ended December 31, 2011, 2010 and 2009 was $687, $340, and $747, respectively.

A summary of changes in restricted shares during the fiscal year ended December 31, 2011 is as follows:

	Service- based Shares(2)	Performance- based Shares	Total Shares		Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested restricted shares outstanding as of January 1, 2011	579,000	702,000	1,281,000		$15.85	2.5 years
Granted	239,000	—	239,000		15.58
Vested	(66,000)	—	(66,000)		16.12
Forfeited	(139,000)	(459,000)	(598,000	)(1)	16.19

Restricted Shares outstanding as of December 31, 2011	613,000	243,000	856,000		$15.89	2 years	$7,909

(1)	Included in the total shares forfeited were approximately 277,000 performance-based shares that were reversed during 2011 due to the non-achievement of certain performance criteria.
(2)	Service-based shares are inclusive of certain restricted stock awards issued pursuant to the MedAssets, Inc. 2010 Special Stock Incentive Plan (the “Plan”). The Plan was adopted by the Company’s Board of Directors on November 23, 2010 in connection with the Broadlane Acquisition pursuant to an exception to the requirement for stockholder approval under NASDAQ rules.

As of December 31, 2011, there was $6,017 of total unrecognized compensation cost related to unvested restricted common stock awards that will be recognized over a weighted average period of 1.5 years.

SSARs

We have issued SSARs to employees, our Board and our senior advisory board. During 2011, 2010 and 2009, we issued approximately 926,000 SSARs, 1,876,000 SSARs (or 1,689,000 SSARs net of forfeitures), and 2,765,000 SSARs (or 2,696,000 SSARs net of forfeitures), respectively. During 2011, 2010 and 2009 the

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

weighted-average grant date fair value of each SSAR was $6.02, $7.52 and $4.66, respectively. The fair value of SSARs vested during the fiscal years ended December 31, 2011, 2010 and 2009 was $4,080, $2,322 and $1,802, respectively.

A summary of changes in SSARs during the fiscal year ended December 31, 2011 is as follows:

	Service- based SSARs(2)	Performance- based SSARs	Total SSARs		Weighted Average Grant Date Fair Value	Weighted Average Base Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
SSARs outstanding as of January 1, 2011	2,785,000	1,539,000	4,324,000		$5.86	$17.13	6 years
Granted	926,000	—	926,000		6.02	14.16
Exercised	(9,000)	—	(9,000)		5.28	15.61
Forfeited	(484,000)	(1,440,000)	(1,924,000	)(1)	6.10	16.34

SSARs outstanding as of December 31, 2011	3,218,000	99,000	3,317,000		$5.89	$16.44	5 years	$—

SSARs exercisable as of December 31, 2011	1,379,000	—	1,379,000		$5.55	$16.39	5 years	$—

(1)	Included in the total SSARs forfeited were approximately 1,134,000 performance-based SSARs that were reversed during 2011 due to the non-achievement of certain performance criteria.
(2)	Service-based SSARs are inclusive of certain SSAR awards issued pursuant to the Plan. The Plan was adopted by the Company’s Board of Directors on November 23, 2010 in connection with the Broadlane Acquisition pursuant to an exception to the requirement for stockholder approval under NASDAQ rules.

During the fiscal year ended December 31, 2011, we issued approximately 1,000 shares of common stock in connection with exercises of 9,000 SSARs.

During the fiscal year ended December 31, 2010, we issued approximately 12,000 shares of common stock in connection with exercises of 61,000 SSARs.

As of December 31, 2011, there was $8,132 of total unrecognized compensation cost related to unvested SSARs that will be recognized over a weighted average period of 1.8 years.

Common Stock Option Awards

During the fiscal year ended December 31, 2011, no service-based stock options were issued. During the fiscal years ended December 31, 2010 and 2009, we granted service-based stock options for the purchase of approximately 102,000 and 543,000 shares, respectively. The stock options granted during the fiscal year ended December 31, 2010 have a weighted average exercise price of $21.50 and have a service vesting period of five years. The options granted during 2009 have a weighted average exercise price of $20.01 and have a service vesting period of five years.

The exercise price of all stock options described above was equal to the market price of our common stock on the date of grant (or “common stock grant-date fair value”), and therefore the intrinsic value of each option grant was zero. The common stock grant-date fair value of options granted during the fiscal years ended December 31, 2011 and 2010 represents the market value of our common stock as of the close of market on the

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

grant date. The common stock grant-date fair value of options granted during the fiscal year ended December 31, 2009 represents the market value of our common stock as of the close of market on the date prior to the grant date.

The weighted-average grant-date fair value of each option granted during the fiscal years ended December 31, 2010 and 2009 was $6.84 and $6.54, respectively.

A summary of changes in outstanding options during the fiscal year ended December 31, 2011 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding as of January 1, 2011	4,567,000	$10.18	6 years
Granted	—	—
Exercised	(373,000)	5.77
Forfeited	(354,000)	13.73

Options outstanding as of December 31, 2011	3,840,000	$10.28	5 years	$5,867

Options exercisable as of December 31, 2011	3,083,000	$9.61	5 years	$5,061

The total fair value of stock options vested during the fiscal years ended December 31, 2011, 2010 and 2009 was $3,543, $12,450 and $6,195, respectively.

During the fiscal years ended December 31, 2011, 2010 and 2009, we issued approximately 373,000, 1,403,000, and 1,749,000 shares of common stock, respectively, in connection with employee stock option exercises for aggregate exercise proceeds of $2,155, $10,698 and $10,407, respectively.

The total intrinsic value of stock options exercised during the fiscal years ended December 31, 2011, 2010 and 2009 was $3,655, $19,883, and $22,448, respectively. Our policy for issuing shares upon stock option exercise is to issue new shares of common stock.

As of December 31, 2011, there was $1,138 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 1.3 years.

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of stock options outstanding as of December 31, 2011, 2010 and 2009:

	December 31, 2011	December 31, 2010	December 31, 2009
Range of exercise prices	$0.63 - $23.11	$0.63 - $23.11	$0.63 - $23.60
Number of options outstanding	3,840,000	4,567,000	6,444,000
Weighted average exercise price	$10.28	$10.18	$9.93
Weighted average remaining contractual life	5.2 years	5.7 years	6.7 years

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

11.	INCOME TAXES

The provision for income tax expense is as follows for the years ended December 31:

	2011	2010	2009
Current expense
Federal	$1,793	$8,903	$6,518
Foreign	15	14	58
State	1,075	1,893	1,738

Total current expense	2,883	10,810	8,314
Deferred expense
Federal	(10,886)	(23,868)	3,950
State	(1,848)	(1,197)	562

Total deferred expense	(12,734)	(25,065)	4,512

Provision for income taxes	$(9,851)	$(14,255)	$12,826

A reconciliation between reported income tax expense and the amount computed by applying the statutory federal income tax rate of 35 percent is as follows at December 31, 2011, 2010 and 2009:

	2011	2010	2009
Computed tax expense	$(8,871)	$(16,234)	$11,471
State taxes (net of federal benefit)	(525)	630	1,679
Other permanent items	(94)	101	91
Meals & entertainment related to operations	992	795	695
Acquisition costs	(698)	2,036	—
Research & development credits	(477)	(2,156)	(882)
Uncertain tax positions	29	598	(145)
Net operating loss adjustments	—	164	(22)
Alternative minimum tax	—	108	(57)
Other	(207)	(297)	(4)

Provision for income taxes	$(9,851)	$(14,255)	$12,826

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2011	2010
Deferred tax asset, current
AMT credit	$—	$828
Accrued expenses	7,016	5,478
Accounts receivable	1,465	2,007
Deferred revenue	8,360	9,732
Net operating loss carryforwards	850	599
Returns and allowances	847	479
Research and development credit	2,487	822

Deferred tax asset, current	21,025	19,945
Valuation allowance	(877)	(291)

Total deferred tax asset, current	20,148	19,654
Deferred tax liability, current
Deferred interest expense	—	(1,041)
Prepaid expenses	(4,714)	(526)

Total deferred tax liability, current	(4,714)	(1,567)

Net deferred tax asset, current	$15,434	$18,087

Deferred tax asset, non-current
Accrued expenses	$—	$637
AMT credit	2,647	828
Capital lease	896	2,415
Capital loss limitation	1,017	1,053
Debt issuance costs	719	—
Deferred compensation	13,360	10,558
Deferred revenue	2,787	—
Financial hedges	2,506	—
Net operating loss carryforwards	2,499	1,761
Research and development credit	—	740
Other	41	172

Deferred tax asset, non-current	26,472	18,164
Valuation allowance	(1,906)	(2,094)

Total deferred tax asset, non-current	24,566	16,070
Deferred tax liability, non-current
Capitalized software costs	(23,569)	(12,267)
Fixed assets	(4,515)	(1,065)
Intangible assets	(126,117)	(153,617)
Prepaid expenses	—	(8)

Total deferred tax liability, non-current	(154,201)	(166,957)

Net deferred liability, non-current	$(129,635)	$(150,887)

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

We have historically maintained a valuation allowance on certain deferred tax assets. In assessing the ongoing need for a valuation allowance, we consider recent operating results, the scheduled reversal of deferred tax liabilities, projected future taxable benefits and tax planning strategies. As a result of this assessment, we recorded a $398 increase to our valuation allowance on certain tax assets for the year ended December 31, 2011.

As of December 31, 2011, we have federal net operating loss carryforwards of $139 (expiring in 2023-2024) and state net operating loss carryforwards of $68,293 (expiring 2012 – 2031). In addition, we have federal credits in the amount of $5,486 (expiring 2019 – 2031).

Cash (received) paid for income taxes amounted to $(2,120) and $6,577 for the years ended December 31, 2011 and 2010, respectively. Cash received for income taxes was primarily related to changes in tax accounting methods filed with the Internal Revenue Service prior to the due date our 2010 federal income tax return.

During the fiscal year ended December 31, 2011, we accrued $35 of interest and penalties. During the fiscal year ended December 31, 2010, we accrued $82 of interest and penalties, of which $67 related to acquisition of Broadlane and was reflected in the purchase price allocation. During the year ended December 31, 2009, we reversed $82, for the potential payment of interest and penalties. As of December 31, 2011, the total amount of interest and penalties included on our consolidated balance sheet was $255.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2009	$378
Additions based on tax positions related to the current year	79
Additions for tax positions of prior years	77
Reductions for tax positions of prior years	—
Settlements and lapse of statue of limitations	—

Balance at December 31, 2009	$534
Additions based on tax positions related to the current year	1,230
Additions for tax positions of prior years	164
Reductions for tax positions of prior years	—
Settlements and lapse of statue of limitations	—

Balance at December 31, 2010	$1,928
Additions based on tax positions related to the current year	121
Additions for tax positions of prior years	128
Reductions for tax positions of prior years	(37)
Settlements and lapse of statue of limitations	(841)

Balance at December 31, 2011	$1,299

Included in our unrecognized tax benefits are $1,299 of uncertain positions that would impact our effective rate if recognized. We do not anticipate any significant changes to our unrecognized tax benefits in the next 12 months.

Our consolidated U.S. federal income tax returns for tax years 1999 to 2010 remain subject to examination by the Internal Revenue Service (or “IRS”) for net operating loss carryforward and credit carryforward purposes. For years 1999 to 2007, the statute for assessments and refunds has generally expired; however, tax attributes for those years may still be examined, which would impact the tax years 2008 and forward.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

12.	INCOME (LOSS) PER SHARE

We calculate earnings per share (or “EPS”) in accordance with the GAAP relating to earnings per share. Basic EPS is calculated by dividing reported net income (loss) by the weighted-average number of common shares outstanding for the reported period following the two-class method. Diluted EPS reflects the potential dilution that could occur if our stock options, stock settled stock appreciation rights, unvested restricted stock, stock warrants and shares that were purchasable pursuant to our employee stock purchase plan were exercised and converted into our common shares during the reporting periods.

The following table is a reconciliation of the denominator for basic and diluted (loss) income per share for the years ended December 31, 2011, 2010 and 2009.

	Year Ended December 31,
	2011	2010	2009
Numerator for Basic and Diluted (Loss) Income Per Share:
Net (loss) income	(15,494)	(32,124)	19,947
Denominator for basic (loss) income per share weighted average shares	57,298,000	56,434,000	54,841,000
Effect of dilutive securities:
Stock options	—	—	2,416,000
Stock-settled stock appreciation rights	—	—	193,000
Restricted stock and stock warrants	—	—	415,000

Denominator for diluted (loss) income per share —adjusted weighted average shares and assumed conversions	57,298,000	56,434,000	57,865,000
Basic (loss) income per share:
Basic net (loss) income from continuing operations	$(0.27)	$(0.57)	$0.36

Diluted net (loss) income per share:
Diluted net (loss) income from continuing operations	$(0.27)	$(0.57)	$0.34

During the fiscal years ended December 31, 2011 and 2010, basic and diluted EPS are the same for a given year because potentially dilutive securities have been excluded from the calculation of diluted EPS given our net loss for each year. In addition, the effect of certain dilutive securities has been excluded for the fiscal year ended December 31, 2009 because the impact is anti-dilutive as a result of the strike price of certain securities being greater than the average market price (or out of the money) during the periods presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS (Also refer to Note 10):

	Year Ended December 31,
	2011	2010	2009
Stock options	1,140,000	2,023,000	110,000
Stock-settled stock appreciation rights	5,200	290,000	24,000
Restricted stock and stock warrants	490,000	222,000	1,000

Total	1,635,200	2,535,000	135,000

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

13.	SEGMENT INFORMATION

We deliver our solutions and manage our business through two reportable business segments, Revenue Cycle Management (or RCM) and Spend and Clinical Resource Management (or SCM), which we previously referred to as our Spend Management segment.

Effective January 1, 2011, we realigned our decision support services (“DSS”) under our SCM segment from our RCM segment. We believe that this realignment will help us capitalize on the integration of our products and services, and to better focus on offering data-driven tools and services to help bridge our clients clinical and financial gaps so they can produce higher quality patient outcomes at a lower cost. As a result of this move, our results of operations, management’s discussion and analysis, and other applicable sections herein have been recast to reflect this change for all periods presented and DSS will be included within our SCM performance analytics offerings in subsequent periods.

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

•

Spend and Clinical Resource Management.     Our SCM segment provides a comprehensive suite of technology-enabled services that help our clients manage their non-labor expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization portfolio of contracts, consulting services and business intelligence tools.

GAAP relating to segment reporting, defines reportable segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing financial performance. The guidance indicates that financial information about segments should be reported on the same basis as that which is used by the chief operating decision maker in the analysis of performance and allocation of resources. Management of the Company, including our chief operating decision maker, uses what we refer to as Segment Adjusted EBITDA as its primary measure of profit or loss to assess segment performance and to determine the allocation of resources. We define Segment Adjusted EBITDA as segment net income (loss) before net interest expense, income tax expense (benefit), depreciation and amortization (“EBITDA”) as adjusted for other non-recurring, non-cash or non-operating items. Our chief operating decision maker uses Segment Adjusted EBITDA to facilitate a comparison of our operating performance on a consistent basis from period to period. Segment Adjusted EBITDA includes expenses associated with sales and marketing, general and administrative and product development activities specific to the operation of the segment. General and administrative corporate expenses that are not specific to the segments are not included in the calculation of Segment Adjusted EBITDA. These expenses include the costs to manage our corporate offices, interest expense on our credit facilities and expenses related to being a publicly-held company. All reportable segment revenues are presented net of inter-segment eliminations and represent revenues from external clients.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The following tables represent our results of operations, by segment, for the fiscal years ended December 31, 2011, 2010 and 2009. The results of operations of Broadlane are included in our SCM segment from the date of acquisition, or November 16, 2010:

	Year Ended December 31, 2011
	RCM	SCM	Corporate	Total
Results of Operations:
Revenue:
Administrative fees	$—	$384,560	$—	$384,560
Revenue share obligation	—	(134,961)	—	(134,961)
Other service fees	214,275	114,398	—	328,673

Total net revenue	214,275	363,997	—	578,272
Total operating expenses	193,718	304,142	38,295	536,155

Operating income (loss)	20,557	59,855	(38,295)	42,117
Interest expense	—	—	(71,083)	(71,083)
Other (expense) income	(148)	73	3,696	3,621

Income (loss) before income taxes	$20,409	$59,928	$(105,682)	$(25,345)
Income tax expense (benefit)	7,940	23,313	(41,104)	(9,851)

Net income (loss)	12,469	36,615	(64,578)	(15,494)

Segment Adjusted EBITDA	$49,635	$165,672	$(31,202)	$184,105

	As of December 31, 2011
	RCM	SCM	Corporate	Total
Financial Position:
Accounts receivable, net	$46,272	$57,539	$228	$104,039
Other assets	480,789	1,052,741	157,409	1,690,939

Total assets	527,061	1,110,280	157,637	1,794,978
Accrued revenue share obligation	—	70,906	—	70,906
Deferred revenue	35,123	27,484	—	62,607
Other liabilities	16,472	27,107	1,199,273	1,242,852

Total liabilities	$51,595	$125,497	$1,199,273	$1,376,365

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

	Year Ended December 31, 2010
	RCM	SCM	Corporate	Total
Results of Operations:
Revenue:
Administrative fees	$—	$182,024	$—	$182,024
Revenue share obligation	—	(62,954)	—	(62,954)
Other service fees	213,728	58,533	—	272,261

Total net revenue	213,728	177,603	—	391,331
Total operating expenses	182,868	180,460	47,524	410,852

Operating income (loss)	30,860	(2,857)	(47,524)	(19,521)
Interest expense	—	(20)	(27,488)	(27,508)
Other income	144	26	480	650

Income (loss) before income taxes	$31,004	$(2,851)	$(74,532)	$(46,379)
Income tax (benefit) expense	(5,031)	17,581	(26,805)	(14,255)

Net income (loss)	36,035	(20,432)	(47,727)	(32,124)

Segment Adjusted EBITDA	$65,891	$87,696	$(25,547)	$128,040

	As of December 31, 2010
	RCM	SCM	Corporate	Total
Financial Position:
Accounts receivable, net	$50,327	$49,546	$147	$100,020
Other assets	487,515	1,135,836	121,982	1,745,333

Total assets	537,842	1,185,382	122,129	1,845,353
Accrued revenue share obligation	—	57,744	—	57,744
Deferred revenue	29,206	16,924	—	46,130
Other liabilities	8,772	29,643	1,267,481	1,305,896

Total liabilities	$37,978	$104,311	$1,267,481	$1,409,770

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

	Year Ended December 31, 2009
	RCM	SCM	Corporate	Total
Results of Operations:
Revenue:
Administrative fees	$—	$163,454	$—	$163,454
Revenue share obligation	—	(55,231)	—	(55,231)
Other service fees	178,721	54,337	—	233,058

Total net revenue	178,721	162,560	—	341,281
Total operating expenses	158,411	102,507	29,893	290,811

Operating income (loss)	20,310	60,053	(29,893)	50,470
Interest expense	(1)	(1)	(18,112)	(18,114)
Other income (expense)	48	(118)	487	417

Income (loss) before income taxes	$20,357	$59,934	$(47,518)	$32,773
Income tax expense (benefit)	7,967	23,455	(18,596)	12,826

Net income (loss)	12,390	36,479	(28,922)	19,947

Segment Adjusted EBITDA	$56,053	$76,469	$(21,084)	$111,438

GAAP relating to segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net (loss) income for each of the fiscal years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
RCM Adjusted EBITDA	$49,635	$65,891	$56,053
SCM Adjusted EBITDA	165,672	87,696	76,469

Total reportable Segment Adjusted EBITDA	215,307	153,587	132,522
Depreciation	(16,861)	(16,164)	(10,982)
Depreciation (included in cost of revenue)	(1,225)	(2,894)	(2,426)
Amortization of intangibles	(80,510)	(31,027)	(28,012)
Amortization of intangibles (included in cost of revenue)	(557)	(649)	(740)
Interest expense, net of interest income(1)	14	59	17
Income tax expense	(31,253)	(12,549)	(31,422)
Impairment of intangibles(2)	—	(46,026)	—
Share-based compensation expense(3)	(3,193)	(6,491)	(10,113)
Purchase accounting adjustments(4)	(6,245)	(13,406)	25
RCM management restructuring expenses(5)	(1,646)	—	—
Acquisition and integration-related expenses(6)	(24,747)	(8,837)	—

Total reportable segment net income	49,084	15,603	48,869
Corporate net loss	(64,578)	(47,727)	(28,922)

Consolidated net (loss) income	$(15,494)	$(32,124)	$19,947

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our consolidated statements of operations.

(2)	The impairment during the fiscal year ended December 31, 2010 primarily consisted of: (i) a $44,495 write-off of goodwill relating to our decision support services operating unit; and (ii) $1,281 relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition.

(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(4)	Upon acquiring Broadlane, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to client purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that date. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and recording any corresponding revenue share obligation as a liability.

For the fiscal year ended December 31, 2011, the $6,245 represents the net amount of: (i) $9,451 in gross administrative fees and $1,582 in other service fees based on vendor reporting received from January 1, 2011 through November 15, 2011 related to purchases made prior to the acquisition date; and (ii) a corresponding revenue share obligation of $4,788.

For the fiscal year ended December 31, 2010, the $13,406 represents the net amount of: (i) $26,791 in gross administrative fees based on vendor reporting received from the acquisition date up through December 31, 2010; and (ii) a corresponding revenue share obligation of $13,385.

In 2009, these adjustments include the effect on revenue of adjusting acquired deferred revenue balances, net of any reduction in associated deferred costs, to fair value as of the respective acquisition dates for Accuro and XactiMed. The reduction of the deferred revenue balances materially affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations. The acquired deferred revenue balances were fully amortized in 2009. We may have this adjustment in future periods if we have any new acquisitions.

(5)	Amount represents restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.

(6)	For the fiscal year ended December 31, 2011, the amount was attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs. For the fiscal year ended December 31, 2010, the amount was attributable to $10,396 in transaction costs incurred (not related to the financing) to complete the Broadlane Acquisition such as due diligence, consulting and other related fees; $8,418 for integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; and $2,798 was attributable to acquisition-related fees associated with an unsuccessful acquisition attempt. We expect to continue to incur costs in future periods to fully integrate the Broadlane Acquisition, including but not limited to the alignment of service offerings and the standardization of the legacy Broadlane accounting policies to our existing accounting policies and procedures.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

14.	DERIVATIVE FINANCIAL INSTRUMENTS

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

On May 5, 2011, we entered into three separate derivative financial instruments to convert 50% of our variable rate debt to a fixed or maximum rate debt, as required by our credit agreement. The derivative instruments consisted of: (i) a 3% LIBOR interest rate cap (exclusive of the applicable bank margin charged by our lenders) on a $317,500 notional amount beginning May 13, 2011 and ending on February 16, 2013; (ii) a forward starting interest rate swap which fixes three-month LIBOR at 2.80% (exclusive of the applicable bank margin charged by our lenders) on a $158,750 notional amount beginning February 19, 2013 and ending February 16, 2015; and (iii) a forward starting interest rate swap which fixes three-month LIBOR at 2.78% (exclusive of the applicable bank margin charged by our lenders) on a $158,750 notional amount beginning February 19, 2013 and ending February 16, 2015. Our interest rate swaps are designated as a cash flow hedging relationship and considered highly effective. The effective portion of the change in fair value of the derivatives are reported as a component of accumulated other comprehensive (loss) income (“AOCI”). If we assess any portion to be ineffective, we will reclassify the ineffective portion to current period earnings or loss accordingly.

We have not treated the interest rate cap as a hedging instrument as defined by GAAP for derivatives and hedging. As a result, we will record the fair value adjustment on the interest rate cap through earnings each reporting period. For the fiscal year ended December 31, 2011, we recorded a charge to interest expense of approximately $189, relating to the drop in fair value of the interest rate cap.

We have treated our interest rate swaps as hedging instruments in accordance with GAAP for derivatives and hedging. As of December 31, 2011, we recorded the fair value of the interest rate swaps on our balance sheet as a liability of approximately $6,522 in other long-term liabilities, and the offsetting loss ($4,061 net of tax) was recorded in AOCI in our stockholders’ equity.

We determined the fair values of the swaps using Level 2 inputs as defined under GAAP for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed each swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market three-month floating LIBOR rate as of December 31, 2011. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value of each swap represents a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.

We considered the creditworthiness of each counterparty of the swaps and believe the performance of the counterparties of the swaps is probable given the size, international presence and past performance of the counterparties under the obligations of the contracts and that the counterparties are not at risk of default (which would change the highly effective status of the hedged instruments). We also assessed the Company’s creditworthiness and ability to deliver under the terms of the contracts. Given the availability under our revolving credit facility, our historical ability to generate positive cash flow and our expectation for the continuing ability to generate positive cash from operations, we expect to be able to perform all of our obligations under the interest rate swap arrangements.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

As of December 31, 2011, our forward starting interest rate swaps were highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our consolidated statements of operations for the fiscal year ended December 31, 2011.

The following table presents the fair value of our outstanding derivative instruments as of December 31, 2011 and December 31, 2010:

	Balance Sheet Location	Fair Value of Financial Instruments
		As of December 31, 2011	As of December 31, 2010
Derivative Liabilities
Derivatives designated as hedging instruments—interest rate contracts	Other long term liabilities	$6,522	$—

The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)
	Fiscal Year Ended December 31,
Derivatives designated as cash flow hedges	2011	2010
Total loss recognized in other comprehensive income—interest rate contracts	$(4,061)	$—

We do not expect to reclassify the existing losses that are reported in accumulated other comprehensive income into earnings within the next twelve months.

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

•

Notes payable:     The carrying value of our long-term notes payable reported in the consolidated balance sheets approximates fair value since they bear interest at variable rates. Refer to Note 7 for further information; and

•	Bonds payable: The carrying value of our long-term bonds payable reported in the consolidated balance sheets approximates fair value. Refer to Note 7 for further information.

16.	VALUATION AND QUALIFYING ACCOUNTS

We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance; a sales return reserve and client allowance that is recorded as a contra revenue account; and, a self insurance accrual related to the medical and dental insurance provided to our employees. The following table sets forth the change in each of those reserves for the years ended December 31, 2011, 2010, and 2009.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Bad Debt(1)	Writeoffs Net of Recoveries(2)	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2011	$5,256	$181	$(1,546)	$3,891
Year ended December 31, 2010	4,189	1,686	(619)	5,256
Year ended December 31, 2009	2,247	5,753	(3,811)	4,189

(1)	Additions to the allowance account through the normal course of business are charged to expense.

(2)	Write-offs reduce the balance of accounts receivable and the related allowance for doubtful accounts indicating management’s belief that specific balances are not recoverable.

	Balance at Beginning of Year	Charged to Net Revenue(1)	Writeoffs(2)	Balance at End of Year
Client Allowance and Return Reserve
Year ended December 31, 2011	$1,243	$4,573	$(3,687)	$2,129
Year ended December 31, 2010	462	847	(66)	1,243
Year ended December 31, 2009	352	110	—	462

(1)	Includes client service allowance and sales returns. Additions to the allowance through the normal course of business reduce net revenue.

(2)	Write-offs reduce the balance of the client allowance and return reserve.

	Balance at Beginning of Year	Charged to expense(2)	Claims Payments(3)	Balance at End of Year
Self Insurance Accrual (1)
Year ended December 31, 2011	$2,066	$22,347	$(21,447)	$2,966
Year ended December 31, 2010	1,538	13,317	(12,789)	2,066
Year ended December 31, 2009	993	10,756	(10,211)	1,538

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

(1)	We have a self insurance policy to cover our employees’ medical and dental insurance.

(2)	Estimates of insurance claims expected to be incurred through the normal course of business are charged to expense.

(3)	Actual insurance claims payments reduce the self insurance accrual.

17.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited summarized financial data by quarter for the years ended December 31, 2011 and 2010 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2011
Net revenue	$130,559	$147,374	$143,558	$156,781
Gross profit	100,004	116,886	114,030	125,581
Net (loss) income	(16,170)	(2,488)	(983)	4,147
Net (loss) income per basic share	$(0.28)	$(0.04)	$(0.02)	$0.07

Net (loss) income per diluted share	$(0.28)	$(0.04)	$(0.02)	$0.07

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010
Net revenue	$93,406	$95,127	$95,852	$106,946
Gross profit	71,684	72,370	73,155	73,385
Net income (loss)	5,520	3,294	8,461	(49,399)
Net income (loss) per basic share	$0.10	$0.06	$0.15	$(0.87)

Net income (loss) per diluted share	$0.09	$0.06	$0.14	$(0.87)

18.	RELATED PARTY TRANSACTION

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the fiscal years ended December 31, 2011, 2010 and 2009, we incurred charges of $2,191, $1,913 and $1,813, respectively, related to transactions with Mr. Bardis.

19.	SUBSEQUENT EVENTS

On January 4, 2012, we paid the $120,136 deferred purchase consideration due to the former owners of the Broadlane Group as part of the acquisition completed in November 2010. We funded the deferred payment with cash, which included a $55,000 draw on our $150,000 revolving credit facility, which we intend to pay in the next twelve months.

Other than the item noted above, we have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-K with the SEC and no events have occurred that require disclosure.