Form 10-Q
period 2012-03-31
MEDASSETS INC
filed 2012-05-07
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes    ☐  No    ☑

As of May 1, 2012, the registrant had 58,320,767 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MedAssets, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$1,490	$62,947
Accounts receivable, net of allowances of $3,738 and $3,891 as of March 31, 2012 and December 31, 2011, respectively	101,252	104,039
Deferred tax asset, current portion	15,406	15,434
Prepaid expenses and other current assets	20,824	18,488

Total current assets	138,972	200,908
Property and equipment, net	109,392	101,471
Other long term assets
Goodwill	1,027,847	1,027,847
Intangible assets, net	384,302	403,371
Other	57,772	61,381

Other long term assets	1,469,921	1,492,599

Total assets	$1,718,285	$1,794,978

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,113	$21,185
Accrued revenue share obligation and rebates	63,416	70,906
Accrued payroll and benefits	14,656	33,265
Other accrued expenses	25,456	17,811
Deferred revenue, current portion	60,263	48,459
Deferred purchase consideration (Note 3)	-	120,136
Current portion of notes payable	6,350	6,350
Current portion of finance obligation	217	213

Total current liabilities	185,471	318,325
Notes payable, less current portion	625,713	572,300
Bonds payable	325,000	325,000
Finance obligation, less current portion	9,229	9,287
Deferred revenue, less current portion	13,564	14,148
Deferred tax liability	129,948	129,635
Other long term liabilities	8,339	7,670

Total liabilities	1,297,264	1,376,365
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 58,319,000 and 57,857,000 shares issued and outstanding as of March 31, 2012 and December 31, 2011,respectively	583	579
Additional paid-in capital	673,571	670,618
Accumulated other comprehensive loss (Note 12)	(4,371)	(4,061)
Accumulated deficit	(248,762)	(248,523)

Total stockholders’ equity	421,021	418,613

Total liabilities and stockholders’equity	$1,718,285	$1,794,978

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	xxxxxx.xx	xxxxxx.xx
	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$65,416	$56,582
Other service fees	84,474	73,977

Total net revenue	149,890	130,559

Operating expenses:

Cost of revenue (inclusive of certain amortization expense)	31,283	30,555
Product development expenses	6,922	6,673
Selling and marketing expenses	14,548	12,601
General and administrative expenses	53,836	49,141
Acquisition and integration-related expenses	1,249	12,143
Depreciation	6,414	5,679
Amortization of intangibles	18,930	20,240

Total operating expenses	133,182	137,032

Operating income (loss)	16,708	(6,473)
Other income (expense):
Interest (expense)	(17,179)	(18,049)
Other income	107	171

Loss before income taxes	(364)	(24,351)
Income tax benefit	(125)	(8,181)

Net loss	$(239)	$(16,170)

Basic and diluted loss per share:
Basic net loss per share	$(0.00)	$(0.28)

Diluted net loss per share	$(0.00)	$(0.28)

Weighted average shares—basic	57,029	57,233
Weighted average shares—diluted	57,029	57,233
Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2012 and 2011
Net loss	$(239)	$(16,170)
Unrealized loss from hedging activities for the period	(497)	-
Income tax expense related to hedging activities for the period	187	-

Comprehensive loss	$(549)	$(16,170)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2012

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value		Loss	Deficit	Equity
	(In thousands)
Balances at December 31, 2011	57,857	$579	$670,618	$(4,061)	$ (248,523)	$418,613

Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	524	5	1,278	-	-	1,283
Stock compensation expense	-	-	2,559	-	-	2,559
Excess tax benefit from equity award exercises, net	-	-	(285)	-	-	(285)
Repurchase of common stock	(62)	(1)	(599)	-	-	(600)
Unrealized loss from hedging activities	-	-	-	(310)	-	(310)

Net loss					(239)	(239)

Balances at March 31, 2012	58,319	$583	$673,571	$(4,371)	$(248,762)	$421,021

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating activities
Net loss	$(239)	$(16,170)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Bad debt expense	150	204
Depreciation	6,824	5,934
Amortization of intangibles	19,069	20,379
Noncash stock compensation expense	2,559	3,343
Excess tax benefit from exercise of equity awards	(269)	(655)
Amortization of debt issuance costs	1,905	1,865
Noncash interest expense, net	145	948
Deferred income tax expense (benefit)	36	(24,396)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2,637	8,239
Prepaid expenses and other assets	(2,336)	1,153
Other long-term assets	1,248	(2,062)
Accounts payable	(5,864)	7,894
Accrued revenue share obligations and rebates	(7,490)	(3,033)
Accrued payroll and benefits	(18,610)	(1,440)
Other accrued expenses	7,832	4,111
Deferred revenue	11,221	11,695

Cash provided by operating activities	18,818	18,009

Investing activities
Purchases of property, equipment and software	(5,295)	(2,402)
Capitalized software development costs	(9,040)	(5,311)

Cash used in investing activities	(14,335)	(7,713)

Financing activities
Borrowings from revolving credit facility	55,000	-
Repayment of notes payable	(1,587)	(1,587)
Repayment of finance obligations	(169)	(164)
Payment of deferred purchase consideration	(120,136)	-
Excess tax benefit from exercise of equity awards	269	655
Issuance of common stock, net of offering costs	1,283	1,360
Purchase of treasury shares	(600)	-

Cash (used in) provided by financing activities	(65,940)	264

Net (decrease) increase in cash and cash equivalents	(61,457)	10,560
Cash and cash equivalents, beginning of period	62,947	46,836

Cash and cash equivalents, end of period	$1,490	$57,396

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

The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2011, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012.

The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2011 included in our Form 10-K as filed with the SEC on February 28, 2012. These financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts and returns, product development costs, share-based payments, business combinations, impairment of goodwill, intangible assets and long-lived assets, and accounting for income taxes have the greatest potential impact on our condensed consolidated financial statements.

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. Refer to Note 6 for additional information. In addition, we may periodically make voluntary repayments on our term loan. Cash and cash equivalents were $1,490 and $62,947 as of March 31, 2012 and December 31, 2011, respectively, and our revolver and swing-line balances were $55,000 and zero, respectively, as of such dates. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 6 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $990 as of March 31, 2012.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Intangibles — Goodwill and Other

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update amending the guidance on the annual testing of goodwill for impairment. The update will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. We adopted this update on January 1, 2012.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Comprehensive Income

In June 2011, the FASB issued an accounting standard update relating to comprehensive income. The update would require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted this update on January 1, 2012.

Fair Value

In May 2011, the FASB issued an accounting standard update relating to fair value measurements and disclosures. The update provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The update changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. We adopted this update on January 1, 2012.

3.	ACQUISITION

Broadlane Acquisition

In 2011, we finalized the acquisition purchase price and related purchase price allocation of Broadlane Intermediate Holdings, Inc. (“Broadlane”), formerly a wholly-owned subsidiary of Broadlane Holdings, LLC, which was acquired on November 16, 2010. In January 2012, the final adjusted deferred purchase consideration amount of $120,136 was paid to Broadlane Holdings, LLC.

4.	RESTRUCTURING ACTIVITIES

Broadlane Restructuring Plan

In connection with the Broadlane Acquisition, our management approved and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our SCM segment. During the three months ended March 31, 2012 and 2011, we expensed exit and integration related costs of approximately $1,249 and $12,143, respectively, associated with restructuring activities of the acquired operations consisting of employee costs and other restructuring and integration costs. These costs are included within the acquisition and integration-related expenses line on the accompanying condensed consolidated statements of operations.

As of March 31, 2012, the components of our restructuring plan are as follows:

—

Employee-related costs — we reorganized our SCM workforce and eliminated redundant or unneeded positions in connection with combining our business operations. In connection with the workforce restructuring, we expect to incur severance, benefits and other employee related costs in the range of $500 to $1,000 over the nine months following March 31, 2012. During the three months ended March 31, 2012 and 2011, we expensed approximately $690 and $5,435, respectively, primarily related to severance, redundant salaries, certain bonuses and other employee benefits in connection with our plan. As of March 31, 2012, we had approximately $1,708 included in current liabilities for these costs.

—

System migration and standardization — we are integrating and standardizing certain software platforms of the combined business operations. In connection with the system migration and standardization, we expect to incur costs in the range of $2,000 to $3,000 over the nine months following March 31, 2012. During the three months ended March 31, 2012 and 2011, we expensed approximately $532 and $1,052, respectively, primarily related to consulting and other third-party services in connection with our plan. As of March 31, 2012, we had approximately $125 included in current liabilities for these costs.

—

Facilities consolidation — we are consolidating office space in areas where we have common or redundant locations. We expect to incur costs in the range of $0 to $548 over the nine months following March 31, 2012 relating to ceasing use of certain facilities. During the three months ended March 31, 2012 and 2011, we expensed approximately $27 and $5,656, respectively, relating to exit costs associated with our office space consolidation. As of March 31, 2012, we had approximately $721 included in current liabilities for these costs.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The changes in the plan during the three months ended March 31, 2012 are summarized as follows:

	Accrued, December 31, 2011	Charges Incurred	Cash Payments	Accrued, March 31, 2012
Broadlane Restructuring Plan
Employee-related costs	$2,360	$690	$(1,342)	$1,708
System migration and integration	216	532	(623)	125
Facility consolidation	1,946	27	(1,252)	721

Total Broadlane Restructuring Costs	$4,522	$1,249	$(3,217)	$2,554

RCM Management Restructuring Plan

Our management approved and initiated a plan to restructure our operations resulting in certain management changes within our RCM segment. During the three months ended March 31, 2012, we did not expense any costs associated with these restructuring activities, however, cash payments were made as summarized in the table below. We expect the remaining $375 to be paid over the next twelve months.

The changes in the RCM management restructuring plan during the three months ended March 31, 2012 are summarized as follows:

	Accrued, December 31, 2011	Charges Incurred	Cash Payments	Accrued, March 31, 2012
RCM Management Restructuring Plan
Employee-related costs	$548	$-	$(173)	$375

5.	DEFERRED REVENUE

Deferred revenue consists of unrecognized revenue related to advanced client billing or client payments received prior to revenue being realized and earned. Substantially all of our deferred revenue consists of: (i) deferred administrative fees, net; (ii) deferred service fees; (iii) deferred software and implementation fees; and (iv) other deferred fees, including receipts for our annual customer and vendor meeting prior to the event.

The following table summarizes the deferred revenue categories and balances as of:

	March 31, 2012	December 31, 2011
Software and implementation fees	$22,731	$22,255
Service fees	29,908	26,641
Administrative fees	14,423	12,201
Other fees	6,765	1,510

Deferred revenue, total	73,827	62,607
Less: Deferred revenue, current portion	(60,263)	(48,459)

Deferred revenue, non-current portion	$13,564	$14,148

As of March 31, 2012 and December 31, 2011, deferred revenue included in our condensed consolidated balance sheets that was contingent upon meeting performance targets was $6,331 and $4,344, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

6.	NOTES AND BONDS PAYABLE

The balances of our notes and bonds payable are summarized as follows as of:

	March 31, 2012	December 31, 2011
Notes payable—senior	$577,063	$578,650
Revolving credit facility	55,000	-
Bonds payable	325,000	325,000
Total notes and bonds payable	957,063	903,650
Less: current portions	(6,350)	(6,350)

Total long-term notes and bonds payable	$950,713	$897,300

Notes Payable

As of March 31, 2012, our long-term notes payable consists of a senior term loan facility with an outstanding balance of $577,063 and a revolving credit facility with an outstanding balance of $55,000. We have classified the $55,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of November 15, 2015. No amounts were drawn on our swing line component, which resulted in approximately $94,000 of availability under our revolving credit facility inclusive of the swing line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of March 31, 2012. During the three months ended March 31, 2012, we made a scheduled principal payment on our term loan of $1,587. The interest rate on our senior term loan facility is subject to a minimum 1.50% LIBOR floor. The applicable weighted average interest rates (inclusive of the applicable bank margin) on our senior term loan facility and revolving credit facility at March 31, 2012 were 5.25% and 4.33%, respectively.

We are a party to a credit agreement dated November 16, 2010, with Barclays Bank PLC and JP Morgan Securities LLC. The credit agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The credit agreement also includes certain maintenance covenants, including but not limited to, a maximum total leverage ratio of consolidated indebtedness to consolidated EBITDA and a minimum consolidated interest coverage ratio of consolidated EBITDA to consolidated cash interest expense (as defined in the credit agreement). The Company was in compliance with these covenants as of March 31, 2012.

We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of our credit agreement. Based on the voluntary repayments made during the fiscal year ended December 31, 2011, we were not required to make any excess cash flow payment during the first three months ended March 31, 2012. In addition, our current portion of notes payable does not include an amount with respect to any 2013 excess cash flow payment. We will reclassify a portion of our long-term notes payable to a current classification at such time that any 2013 excess cash flow payment becomes estimable.

First Amendment to the Credit Agreement

On March 31, 2011, we entered into the first amendment to the credit agreement (the “First Amendment”). The First Amendment redefined the swing line lender as Bank of America, N.A. from Barclays Bank. In connection with the First Amendment, we executed an auto borrowing plan with Bank of America, N.A. This enabled the Company to reinstitute our cash management practice of voluntarily applying any excess cash to repay our swing line credit facility, if any, on a daily basis or against our revolving credit facility on a routine basis when our swing line credit facility is undrawn.

Bonds Payable

In November 2010, the Company closed the offering of an aggregate principal amount of $325,000 of senior notes due 2018 (the “Notes”) in a private placement (the “Notes Offering”). The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing domestic subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the credit agreement. Each of the subsidiary guarantors is 100% owned by the Company; the guarantees by the subsidiary guarantors are full and unconditional; the guarantees by the subsidiary guarantors are joint and several; the Company has no independent assets or operations; and any subsidiaries of the Company other than the subsidiary guarantors are minor. The Notes and the guarantees are senior unsecured obligations of the Company and the subsidiary guarantors, respectively.

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of March 31, 2012.

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

As of March 31, 2012, the Company’s 8% senior notes due 2018 were trading at approximately 104.6% of par value.

As of March 31, 2012, we had approximately $36,767 of debt issuance costs related to our credit agreement and Notes which will be amortized into interest expense generally using the effective interest method until the maturity date. For the three months ended March 31, 2012 and 2011, we recognized approximately $1,905 and $1,865, respectively, in interest expense related to the amortization of debt issuance costs.

The following table summarizes our stated debt maturities and scheduled principal repayments as of March 31, 2012:

Year	Term Loan	Revolving Credit Facility	Senior Unsecured Notes	Total
2012	$4,763	$-	$-	$4,763	(1)
2013	6,350	-	-	6,350
2014	6,350	-	-	6,350
2015	6,350	55,000	-	61,350
2016	553,250	-	-	553,250
Thereafter	-	-	325,000	325,000

	$577,063	$55,000	$325,000	$957,063

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2012.

Total interest paid on our notes and bonds payable during the three months ended March 31, 2012 and 2011 was approximately $7,918 and $11,506, respectively.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

7.	COMMITMENTS AND CONTINGENCIES

Performance Targets

In the ordinary course of contracting with our clients, we may agree to make some or all of our fees contingent upon the client’s achievement of financial improvement targets from the use of our services and software. These contingent fees are not recognized as revenue until the client confirms achievement of the performance targets. We generally receive client acceptance as and when the performance targets are achieved. If we invoice contingent fees prior to client confirmation that a performance target has been achieved, we record invoiced contingent fees as deferred revenue on our condensed consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs.

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of March 31, 2012, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

8.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

During the three months ended March 31, 2012, we issued approximately 178,000 shares of common stock in connection with employee stock option and stock-settled stock appreciation right (or “SSAR”) exercises for aggregate exercise proceeds of $1,283.

Repurchase of Common Stock

On August 23, 2011, our Board of Directors authorized a share repurchase program of up to $25,000 of our common stock. The share repurchase program expires the earlier of twelve months from the authorization by our Board of Directors or the repurchase of $25,000 of our common stock. The following table shows the amount and cost of shares we repurchased for the three months ended March 31, 2012 under the share repurchase program.

	Three months ended March 31,
	2012	2011
Number of shares repurchased	62,334	-
Cost of shares repurchased	$600	-

As of March 31, 2012, $19,094 remained available for additional purchases under our share repurchase program. The repurchased shares have not been retired and constitute authorized but unissued shares.

Share-Based Compensation

As of March 31, 2012, we had restricted common stock, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of March 31, 2012, we had approximately 2,436,000 shares reserved (inclusive of equity award forfeitures) and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan.

The total share-based compensation expense related to equity awards was $2,559 and $3,343 for the three months ended March 31, 2012 and 2011, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $966 and $1,276 for the three months ended March 31, 2012 and 2011, respectively. There were no capitalized share-based compensation expenses during the three months ended March 31, 2012.

Total share-based compensation expense (inclusive of restricted common stock, SSARs and common stock options) for the three months ended March 31, 2012 and 2011 as reflected in our condensed consolidated statements of operations is as follows:

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$501	$1,019
Product development	93	55
Selling and marketing	458	290
General and administrative	1,507	1,979

Total share-based compensation expense	$2,559	$3,343

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

Employee Stock Purchase Plan

In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. For the three months ended March 31, 2012 and 2011, we purchased approximately 15,000 shares and 19,100 shares of our common stock under the Plan which amounted to approximately $204 and $257, respectively.

Equity Award Grants

Information regarding equity awards for the three months ended March 31, 2012 is as follows:

Common Stock Option Awards

During the three months ended March 31, 2012, we did not grant any stock option awards.

During the three months ended March 31, 2012, approximately 37,000 stock option awards were forfeited.

As of March 31, 2012, there was approximately $843 of total unrecognized compensation expense related to all outstanding stock option awards that will be recognized over a weighted-average period of 1.2 years.

Restricted Common Stock Awards

During the three months ended March 31, 2012, we granted approximately 381,000 shares of restricted common stock. Approximately 48,000 shares vest over five years; 20,000 shares vest over four years; 240,000 shares (inclusive of 120,000 shares that include certain performance vesting criteria) vest over three years; and 73,000 vest ratably each month through December 31, 2012. The weighted-average grant date fair value of each restricted common stock share was $13.80.

During the three months ended March 31, 2012, approximately 35,000 shares of restricted common stock were forfeited.

As of March 31, 2012, there was approximately $9,193 of total unrecognized compensation expense related to all unvested restricted common stock awards that will be recognized over a weighted-average period of 1.5 years.

SSARs Awards

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

During the three months ended March 31, 2012, we granted approximately 446,000 SSARs. Approximately 207,000 have a service vesting period of five years; 190,000 (inclusive of 80,000 SSARs that include certain performance vesting criteria) have a service vesting period of four years; and approximately 49,000 vest ratably each month through December 31, 2012. The weighted-average grant date base price of each SSAR was $13.93 and the weighted-average grant date fair value of each SSAR granted during the three months ended March 31, 2012 was $5.97.

During the three months ended March 31, 2012, approximately 193,000 SSARs were forfeited.

As of March 31, 2012, there was approximately $8,699 of total unrecognized compensation expense related to all unvested SSARs that will be recognized over a weighted-average period of 1.8 years.

9.	INCOME TAXES

Income tax benefit recorded during the three months ended March 31, 2012 and 2011 reflected an effective income tax rate of 34.3% and 33.6%, respectively.

10.	LOSS PER SHARE

We calculate earnings per share (or “EPS”) in accordance with GAAP relating to earnings per share. Basic EPS is calculated by dividing reported net loss by the weighted-average number of common shares outstanding for the reported period following the two-class method. Diluted EPS reflects the potential dilution that could occur if our stock options, stock settled stock appreciation rights, unvested restricted stock and stock warrants were exercised and converted into our common shares during the reporting periods.

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three months ended March 31, 2012 and 2011 is as follows:

	xxxxxxxxxxxxx.xx	xxxxxxxxxxxxx.xx	xxxxxxxxxxxxx.xx
	Three Months Ended March 31,
	2012	2011
Numerator for Basic and Diluted Loss Per Share:
Net loss	(239)	(16,170)
Denominator for basic loss per share weighted average shares	57,029,000	57,233,000
Effect of dilutive securities:
Stock options	-	-
Stock-settled stock appreciation rights	-	-
Restricted stock and stock warrants	-	-

Denominator for diluted loss per share—adjusted weighted average shares and assumed conversions	57,029,000	57,233,000
Basic loss per share:
Basic net loss from continuing operations	$(0.00)	$(0.28)

Diluted net loss per share:
Diluted net loss from continuing operations	$(0.00)	$(0.28)

During the three months ended March 31, 2012 and 2011, basic and diluted EPS are the same as all potentially dilutive securities have been excluded from the calculation of diluted EPS given our net loss for the periods. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	xxxxxxxxxxxxxxx.xx	xxxxxxxxxxxxxxx.xx	xxxxxxxxxxxxxxx.xx
	Three Months Ended March 31,
	2012	2011
Stock options	911,000	1,459,000
Stock-settled stock appreciation rights	-	219,000
Restricted stock and stock warrants	567,000	226,000

Total	1,478,000	1,904,000

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

11.	SEGMENT INFORMATION

We deliver our solutions and manage our business through two reportable business segments, Spend and Clinical Resource Management (or “SCM”) and Revenue Cycle Management (or “RCM”).

—

Spend and Clinical Resource Management. Our SCM segment provides a comprehensive suite of technology-enabled services that help our clients manage their expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization (“GPO”) portfolio of contracts, consulting services and business intelligence tools.

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

The following tables present Segment Adjusted EBITDA and financial position information as utilized by our chief operating decision maker. A reconciliation of Segment Adjusted EBITDA to consolidated net income is included. General corporate expenses are included in the “Corporate” column. “SCM” represents the Spend and Clinical Resource Management segment and “RCM” represents the Revenue Cycle Management segment. Other assets and liabilities are included to provide a reconciliation to total assets and total liabilities.

The following tables represent our results of operations, by segment, for the three months ended March 31, 2012 and 2011:

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2012
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$104,504	$-	$-	$104,504
Revenue share obligation(1)	(39,088)	-	-	(39,088)
Other service fees	27,849	56,625	-	84,474

Total net revenue	93,265	56,625	-	149,890
Total operating expenses	71,050	52,179	9,953	133,182

Operating income (loss)	22,215	4,446	(9,953)	16,708
Interest expense	-	-	(17,179)	(17,179)
Other (expense) income	(24)	2	129	107

Income (loss) before income taxes	$22,191	$4,448	$(27,003)	$(364)
Income tax expense (benefit)	9,189	1,897	(11,211)	(125)

Net income (loss)	13,002	2,551	(15,792)	(239)

Segment Adjusted EBITDA	$41,948	$11,618	$(7,160)	$46,406

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	As of March 31, 2012
	SCM	RCM	Corporate	Total
Financial Position:
Accounts receivable, net	$51,669	$49,560	$23	$101,252
Other assets	1,043,984	480,991	92,058	1,617,033

Total assets	1,095,653	530,551	92,081	1,718,285
Accrued revenue share obligation	63,416	-	-	63,416
Deferred revenue	34,525	39,302	-	73,827
Other liabilities	14,768	16,774	1,128,479	1,160,021

Total liabilities	$112,709	$56,076	$1,128,479	$1,297,264

	Three Months Ended March 31, 2011
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$90,325	$-	$-	$90,325
Revenue share obligation(1)	(33,743)	-	-	(33,743)
Other service fees	22,752	51,225	-	73,977

Total net revenue	79,334	51,225	-	130,559
Total operating expenses	80,810	47,183	9,039	137,032

Operating (loss) income	(1,476)	4,042	(9,039)	(6,473)
Interest expense	-	-	(18,049)	(18,049)
Other income	52	7	112	171

(Loss) income before income taxes	$(1,424)	$4,049	$(26,976)	$(24,351)
Income tax (benefit) expense	(476)	1,352	(9,057)	(8,181)

Net (loss) income	(948)	2,697	(17,919)	(16,170)

Segment Adjusted EBITDA	$36,150	$11,470	$(6,675)	$40,945

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net (loss) income for the three months ended March 31, 2012 and 2011:

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011

SCM Adjusted EBITDA	$41,948	$36,150
RCM Adjusted EBITDA	11,618	11,470

Total reportable Segment Adjusted EBITDA	53,566	47,620
Depreciation	(4,359)	(4,614)
Depreciation (included in cost of revenue)	(410)	(255)
Amortization of intangibles	(18,930)	(20,240)
Amortization of intangibles (included in cost of revenue)	(139)	(139)
Interest expense, net of interest income(1)	-	7
Income tax expense	(11,086)	(876)
Share-based compensation expense(2)	(1,840)	(2,167)
Purchase accounting revenue adjustments(3)	-	(5,564)
Acquisition and integration-related expenses(4)	(1,249)	(12,023)

Total reportable segment net income	15,553	1,749
Corporate net loss	(15,792)	(17,919)

Consolidated net loss	$(239)	$(16,170)

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statement of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(3)	Upon acquiring Broadlane, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to client purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that date. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability.

For the three months ended March 31, 2011, the $5,564 represents the net amount of: (i) $8,613 in gross administrative fees and $1,394 in other service fees based on vendor reporting received from January 1, 2011 through March 31, 2011 related to purchases made prior to the acquisition date; and (ii) a corresponding revenue share obligation of $4,443.

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

We have not treated the interest rate cap as a hedging instrument as defined by GAAP for derivatives and hedging. As a result, we will record the fair value adjustment on the interest rate cap through earnings each reporting period. For the three months ended March 31, 2012, we recorded a charge to interest expense of approximately $20, relating to the decrease in fair value of the interest rate cap.

We have treated our interest rate swaps as hedging instruments in accordance with GAAP for derivatives and hedging. As of March 31, 2012, we recorded the fair value of the interest rate swaps on our balance sheet as a liability of approximately $7,020 in other long-term liabilities, and the offsetting loss ($4,371 net of tax) was recorded in AOCI in our stockholders’ equity.

We determined the fair values of the swaps using Level 2 inputs as defined under GAAP for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed each swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market three-month floating LIBOR rate as of March 31, 2012. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value of each swap represents a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.

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

As of March 31, 2012, our forward starting interest rate swaps were highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our condensed consolidated statements of operations for the three months ended March 31, 2012.

The following table presents the fair value of our outstanding derivative instruments as of March 31, 2012 and December 31, 2011:

	Balance Sheet Location	Fair Value of Financial Instruments
		As of March 31, 2012	As of December 31, 2011
Derivative Liabilities
Derivatives designated as hedging instruments - interest rate contracts	Other long term liabilities	$7,020	$6,522

The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below:

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Amount of Loss Recognized in OC Ion Derivative (Effective Portion)
	Three Months Ended March 31,
Derivatives designated as cash flow hedges	2012	2011
Total loss recognized in other comprehensive loss -interest rate contracts	$(310)	$-

We do not expect to reclassify the existing losses that are reported in accumulated other comprehensive income as earnings within the next twelve months.

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

—

Notes payable: The carrying value of our long-term notes payable reported in the condensed consolidated balance sheets approximates fair value since they bear interest at variable rates. Refer to Note 6 for further information; and

—	Bonds payable: The carrying value of our long-term bonds payable reported in the consolidated balance sheets approximates fair value. Refer to Note 6 for further information.

14.	RELATED PARTY TRANSACTION

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the three months ended March 31, 2012 and 2011, we incurred charges of $475 and $382, respectively, related to transactions with Mr. Bardis.

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

A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 as filed with the SEC on February 28, 2012.

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

Management’s primary metrics to measure the consolidated financial performance of the business are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted adjusted EPS.

The table below highlights our primary results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)
Gross fees(1)	$189.0	$164.3	$24.7	15.0%
Revenue share obligation(1)	(39.1)	(33.7)	(5.4)	16.0

Total net revenue	149.9	130.6	19.3	14.8
Operating income (loss)	16.7	(6.5)	23.2	(356.9)
Net loss	$(0.2)	$(16.2)	$16.0	-98.8%
Adjusted EBITDA(1)	$46.4	$40.9	$5.5	13.4%
Adjusted EBITDA margin(1)	31.0%	31.3%
Diluted Adjusted EPS(1)	$0.24	$0.17	$0.07	41.2%

(1)	These are non-GAAP measures. See "Use of Non-GAAP Financial Measures" section for additional information.

The increases in non-GAAP gross fees and total net revenue during the three months ended March 31, 2012 compared to the three months ended March 31, 2011 were primarily attributable to:

—

growth in our Spend and Clinical Resource Management segment from our medical device consulting and strategic sourcing services, and vendor administrative fees as well as revenue related to achievement of certain client financial performance targets earned during the quarter; and

—

growth in our Revenue Cycle Management segment from our revenue cycle technology tools and revenue cycle services as well as revenue related to achievement of certain financial performance targets earned during the quarter.

The increase in operating income during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, was primarily attributable to the growth in net revenue discussed above in addition to a $10.9 million decrease in acquisition and integration-related expenses partially offset by the following operating expenses:

—	increased cost of revenue within our Revenue Cycle Management segment attributable to a higher percentage of net revenue being derived from service-based engagements;

—	higher operating expenses primarily related to increased compensation expense for new and existing personnel and higher professional fees; and

—	an increase in depreciation expense from additions to property and equipment including purchased software.

For the three months ended March 31, 2012, increases in consolidated non-GAAP adjusted EBITDA compared to the three months ended March 31, 2011 were primarily attributable to the net revenue increase discussed above, as well as lower expense growth. Non-GAAP adjusted EBITDA margin for the three months ended March 31, 2012 was consistent with the prior period.

Segment Structure and Revenue Streams

We deliver our solutions through two business segments, Spend and Clinical Resource Management (“SCM”) and Revenue Cycle Management (“RCM”). Management’s primary metrics to measure consolidated and segment financial performance are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin, non-GAAP diluted adjusted EPS and Segment Adjusted EBITDA. All of our revenues are from external clients and inter-segment revenues have been eliminated. See Note 11 of the Notes to Condensed Consolidated Financial Statements herein for discussion on Segment Adjusted EBITDA and certain items of our segment results of operations and financial position.

Spend and Clinical Resource Management

SCM segment provides a comprehensive suite of cost management services and supply chain analytics and data capabilities that help our clients manage many of their high and low expense categories. Our solutions lower supply and medical device costs and help to improve clinical resource utilization by managing the procurement process through our strategic sourcing of supplies and purchased services, discounted pricing through our group purchasing organization’s portfolio of contracts, consulting services and business analytics and intelligence tools. Our SCM segment revenue consists of the following components:

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

Some client contracts require that a portion of our administrative fees be contingent upon achieving certain financial improvements, such as lower supply costs, which we refer to as performance targets. Contingent administrative fees are not recognized as revenue until we receive customer acceptance on the achievement of those contractual performance targets. Prior to receiving client acceptance of performance targets, we record contingent administrative fees as deferred revenue on our condensed consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we may be contractually obligated to refund some or all of the contingent fees.

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

—

Consulting fees. We consult with our clients regarding the costs and utilization of medical devices and physician preference items (“PPI”) and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with an average duration of six to nine months, and the related revenues are earned as services are rendered. We generate revenue from consulting contracts that also include performance targets. The performance targets generally relate to committed financial improvement to our clients from the use and implementation of initiatives that result from our consulting services. Performance targets are measured as our strategic initiatives are identified and implemented, and the financial improvement can be quantified by the client. Prior to receiving client acceptance of performance targets, we record contingent consulting fees as deferred revenue on our condensed consolidated balance sheet. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we may be contractually obligated to refund some or all of the contingent fees.

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

Operating Expenses

We classify our operating expenses as follows:

—

Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, incentive compensation and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our clients (indirect labor costs for these personnel are included in general and administrative expenses). As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue consists of costs of third-party products and services and client reimbursed out-of-pocket costs. Cost of revenue does not include certain expenses relating to hosting our services and providing support and related data center capacity (which is included in general and administrative expenses), and allocated amounts for rent, depreciation, amortization or other indirect operating costs because we do not consider the inclusion of these items in cost of revenue relevant to our business. However, cost of revenue does include the amortization for the cost of software to be sold, leased, or otherwise marketed. As a result of the Broadlane Acquisition and related integration, there may be some re-allocation of expenses primarily between cost of revenue and general and administrative expense resulting from the implementation of our accounting expense allocation policies that could affect period over period comparability. In addition, any changes in revenue mix between our SCM and RCM segments, including changes in revenue mix towards SaaS-based revenue and consulting services, may cause significant fluctuations in our cost of revenue and have a favorable or unfavorable impact on operating income.

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

Results of Operations

Consolidated Tables

The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended March 31,
	2012	2011
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$104,504	$90,325
Revenue share obligation(1)	(39,088)	(33,743)
Other service fees	27,849	22,752

Total Spend and Clinical Resource Management	93,265	79,334
Revenue Cycle Management	56,625	51,225

Total net revenue	149,890	130,559
Operating expenses:
Spend and Clinical Resource Management	71,050	80,810
Revenue Cycle Management	52,179	47,183

Total segment operating expenses	123,229	127,993
Operating income (loss)
Spend and Clinical Resource Management	22,215	(1,476)
Revenue Cycle Management	4,446	4,042

Total segment operating income	26,661	2,566
Corporate expenses(2)	9,953	9,039

Operating income (loss)	16,708	(6,473)
Other income (expense):
Interest expense	(17,179)	(18,049)
Other income	107	171

Loss before income taxes	(364)	(24,351)
Income tax benefit	(125)	(8,181)

Net loss	(239)	(16,170)
Reportable segment adjusted EBITDA(3):
Spend and Clinical Resource Management	41,948	36,150
Revenue Cycle Management	$11,618	$11,470
Reportable segment adjusted EBITDA margin(4):
Spend and Clinical Resource Management	45.0%	45.6%
Revenue Cycle Management	20.5%	22.4%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$104,504	69.7%	$90,325	69.2%	$14,179	15.7%
Revenue share obligation(1)	(39,088)	(26.1)	(33,743)	(25.8)	(5,345)	15.8
Other service fees	27,849	18.6	22,752	17.4	5,097	22.4

Total Spend and Clinical Resource Management	93,265	62.2	79,334	60.8	13,931	17.6
Revenue Cycle Management	56,625	37.8	51,225	39.2	5,400	10.5

Total net revenue	$149,890	100.0%	$130,559	100.0%	$19,331	14.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the three months ended March 31, 2012 was $149.9 million, an increase of approximately $19.3 million, or 14.8%, from total net revenue of $130.6 million for the three months ended March 31, 2011. Total net revenue for the three months ended March 31, 2011 excludes $5.6 million of revenue due to purchase accounting revenue adjustments required under GAAP (refer to footnote 4 of the Adjusted EBITDA Reconciliation table included in the “Use of Non-GAAP Financial Measures” section for additional information). Had this amount been included in total net revenue for the three months ended March 31, 2011, our total net revenue for the three months ended March 31, 2012 would have represented an increase of 10.1% as compared to the prior period. The increase in total net revenue was comprised of a $13.9 million increase in SCM revenue and a $5.4 million increase in RCM revenue. For the three months ended March 31, 2012 and 2011, performance-related revenue as a percentage of consolidated net revenue amounted to approximately 3.5% and 1.0%, respectively.

Spend and Clinical Resource Management net revenue. SCM net revenue for the three months ended March 31, 2012 was $93.3 million, an increase of $13.9 million, or 17.6%, from net revenue of $79.3 million for the three months ended March 31, 2011. SCM net revenue for the three months ended March 31, 2011 excludes $5.6 million of revenue due to purchase accounting revenue adjustments required under GAAP. Had this amount been included in total SCM net revenue for the three months ended March 31, 2011, our SCM net revenue for the three months ended March 31, 2012 would have represented an increase of 9.9% as compared to the prior period. The increase was the result of an increase in gross administrative fees of $14.2 million, or 15.7%, partially offset by an approximate $5.4 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $5.1 million.

—

Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $14.2 million, or 15.7%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized from our manufacturer and distributor contracts. Non-GAAP gross administrative revenue for the three months ended March 31, 2011 excludes $8.6 million of revenue due to purchase accounting revenue adjustments required under GAAP. Had this amount been included in non-GAAP gross administrative fee revenue for the three months ended March 31, 2011, our non-GAAP gross administrative fee revenue for the three months ended March 31, 2012 would have represented an increase of 5.6% as compared to the prior period. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—

Revenue share obligation. Non-GAAP revenue share obligation increased $5.4 million, or 15.8%, as compared to the prior period. Non-GAAP revenue share obligation for the three months ended March 31, 2011 excludes $4.4 million of purchase accounting revenue adjustments required under GAAP. Had this amount been included in non-GAAP revenue share obligation for the three months ended March 31, 2011, our non-GAAP revenue share obligation for the three months ended March 31, 2012 would have represented an increase of 2.4% as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 37.4% for the three months ended March 31, 2012 and 2011. We may experience fluctuations in our revenue share ratio based on the mix of clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements. We did not have any significant change in our client revenue mix during the year that resulted in a material impact on our revenue share ratio.

—

Other service fees. The $5.1 million, or 22.4%, increase in other service fees primarily related to $5.5 million in higher revenues from medical device consulting and strategic sourcing services. Other service fees for the three months ended March 31, 2011 excludes $1.4 million of revenue due to purchase accounting revenue adjustments required under GAAP. Had this amount been included in other service fees for the three months ended March 31, 2011, our other service fee revenue for the three months ended March 31, 2012 would have represented an increase of 15.3% as compared to the prior period. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing clients. The increase was partially offset by a $0.5 million decrease in revenue relating to our decision support services business.

Revenue Cycle Management net revenue. RCM net revenue for the three months ended March 31, 2012 was $56.6 million, an increase of $5.4 million, or 10.5%, from net revenue of $51.2 million for the three months ended March 31, 2011. The increase was attributable to a $3.6 million increase in revenue from our revenue cycle technology tools and a $1.8 million increase in revenue from our comprehensive revenue cycle service engagements. As we engage new clients, renew with existing clients and complete existing contracts, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by fewer agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Three Months Ended March 31,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$ 31,283	20.9%	$ 30,555	23.4%	$ 728	2.4%
Product development expenses	6,922	4.6	6,673	5.1	249	3.7
Selling and marketing expenses	14,548	9.7	12,601	9.7	1,947	15.5
General and administrative expenses	53,836	35.9	49,141	37.6	4,695	9.6
Acquisition and integration-related expenses	1,249	0.8	12,143	9.3	(10,894)	(89.7)
Depreciation	6,414	4.3	5,679	4.3	735	12.9
Amortization of intangibles	18,930	12.6	20,240	15.5	(1,310)	(6.5)

Total operating expenses	133,182	88.9	137,032	105.0	(3,850)	(2.8)
Operating expenses by segment:
Spend and Clinical Resource Management	71,050	47.4	80,810	61.9	(9,760)	(12.1)
Revenue Cycle Management	52,179	34.8	47,183	36.1	4,996	10.6

Total segment operating expenses	123,229	82.2	127,993	98.0	(4,764)	(3.7)
Corporate expenses	9,953	6.6	9,039	6.9	914	10.1

Total operating expenses	$ 133,182	88.9%	$ 137,032	105.0%	$ (3,850)	-2.8%

Cost of revenue. Cost of revenue for the three months ended March 31, 2012 was $31.3 million, or 20.9% of total net revenue, an increase of $0.7 million, or 2.4%, from cost of revenue of $30.6 million, or 23.4% of total net revenue, for the three months ended March 31, 2011. The increase was attributable to more service-related engagements which are more labor intensive.

Product development expenses. Product development expenses for the three months ended March 31, 2012 were $6.9 million, or 4.6% of total net revenue, an increase of $0.2 million, or 3.7%, from product development expenses of $6.7 million, or 5.1% of total net revenue, for the three months ended March 31, 2011.

The increase was primarily attributable to a $0.6 million increase in professional fees partially offset by a $0.3 million decrease in compensation expense to new and existing employees. Our product development capitalization rate for the three months ended March 31, 2012 and 2011, was 56.6% and 44.3%, respectively. The higher capitalization rate for the three months ended March 31, 2012 was primarily due to: (i) an increase in product development within our SCM reporting unit attributable to investments in integration-related activities in connection with combining the operations of Broadlane with our existing operations; and (ii) an increase in RCM investments in product development primarily due to new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 2012 were $14.5 million, or 9.7% of total net revenue, an increase of $1.9 million, or 15.5%, from selling and marketing expenses of $12.6 million, or 9.7% of total net revenue, for the three months ended March 31, 2011. The increase was attributable to a $1.3 million increase in compensation expense relating to new and existing employees; a $0.3 million increase in advertising expense; and a $0.3 million increase in share-based compensation expense.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2012 were approximately $53.8 million, or 35.9% of total net revenue, an increase of $4.7 million, or 9.6%, from general and administrative expenses of $49.1 million, or 37.6% of total net revenue, for the three months ended March 31, 2011.

The increase was attributable to a $2.8 million increase in compensation expense to new and existing employees, primarily operational service-based employees; a $1.1 million increase in professional fees; a $0.8 million increase in telecommunications expense; and a $0.3 million increase in transportation expense. The increase was partially offset by a $0.3 million increase in other operating infrastructure expense.

Acquisition-related expenses. Acquisition and integration-related expenses for the three months ended March 31, 2012 were $1.2 million, or 0.8% of total net revenue, a decrease of $10.9 million, from acquisition-related expenses of $12.1 million, or 9.3% of total net revenue, for the three months ended March 31, 2011. The decrease was attributable to the decrease in costs relating to our integration and restructuring associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs.

We expect to continue to incur costs in future periods to fully integrate Broadlane, which will include aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems. However, we expect these additional costs will be substantially less than those incurred in 2011.

Depreciation. Depreciation expense for the three months ended March 31, 2012 was $6.4 million, or 4.3% of total net revenue, an increase of $0.7 million, or 12.9%, from depreciation of $5.7 million, or 4.3% of total net revenue, for the three months ended March 31, 2011. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development subsequent to December 31, 2011.

Amortization of intangibles. Amortization of intangibles for the three months ended March 31, 2012 was $18.9 million, or 12.6% of total net revenue, a decrease of $1.3 million, or 6.5%, from amortization of intangibles of $20.2 million, or 15.5% of total net revenue, for the three months ended March 31, 2011. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the three months ended March 31, 2012 were $71.1 million, or 47.4% of total net revenue, a decrease of $9.7 million, or 12.1%, from $80.8 million, or 61.9% of total net revenue for the three months ended March 31, 2011. As a percentage of SCM segment net revenue, segment expenses were 76.2% and 101.9% for the three months ended March 31, 2012 and 2011, respectively.

The decrease was primarily attributable to a $10.8 million decrease in integration and restructuring costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $2.0 million decrease in cost of revenue in connection with lower direct labor costs; a $0.9 million decrease in the amortization of intangibles as certain of these intangible assets reached the end of their useful life; a $0.4 million decrease in rent expense; and a $0.4 million decrease in depreciation expense. The decrease was partially offset by a $4.5 million increase in compensation expense to new and existing employees, primarily operational service-based employees; and a $0.3 million increase in professional fees.

Revenue Cycle Management expenses. RCM operating expenses for the three months ended March 31, 2012 were $52.2 million, or 34.8% of total net revenue, an increase of $5.0 million, or 10.6%, from $47.2 million, or 36.1% of total net revenue, for the three months ended March 31, 2011. As a percentage of RCM segment net revenue, segment expenses were 92.1% for the three months ended March 31, 2012 and 2011.

RCM operating expenses increased as a result of a $3.2 million increase in cost of revenue in connection with higher direct labor costs related to more service-based engagements; a $1.3 million increase in professional fees; a $0.7 million increase in telecommunications expense; and a $0.2 million increase in our operating infrastructure expense. The increase was partially offset by a $0.4 million decrease in amortization of intangibles.

Corporate expenses. Corporate expenses for the three months ended March 31, 2012 were $9.9 million, an increase of $0.9 million, or 10.1%, from $9.0 million for the three months ended March 31, 2011, or 6.6% and 6.9% of total net revenue, respectively. The increase in corporate expenses was attributable to a $1.0 million increase in depreciation expense and a $0.4 million increase in other operating infrastructure expense. The increase was partially offset by a $0.5 million decrease in share-based compensation expense.

Non-operating Expenses

Interest expense. Interest expense for the three months ended March 31, 2012 was $17.2 million, a decrease of $0.8 million from interest expense of $18.0 million for the three months ended March 31, 2011. The decrease in interest expense was primarily due to a lower level of indebtedness compared to the prior period. As of March 31, 2012, we had total indebtedness of $957.1 million compared to $958.4 million as of March 31, 2011.

Other income. Other income for the three months ended March 31, 2012 was $0.1 million, comprised principally of rental income. Other income for the three months ended March 31, 2011 was $0.2 million, comprised principally of $0.1 million in rental income and $0.1 million in foreign exchange transaction gains.

Income tax benefit. Income tax benefit for the three months ended March 31, 2012 was $0.1 million, an increase of $8.1 million from an income tax benefit of $8.2 million for the three months ended March 31, 2011, which was primarily attributable to increased income before taxes.

In August 2011, we were notified by the Internal Revenue Service that the 2009 federal income tax returns for both MedAssets, Inc. and its subsidiaries and Broadlane and its subsidiaries had been selected for examination. Fieldwork commenced in September 2011. No conclusion or preliminary results have been communicated to us. We do not expect any material assessment to be realized from these examinations. We anticipate the examinations will be completed in the fourth quarter of 2012.

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

Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We believe we currently have adequate cash flow from operations, capital resources, available credit facilities and liquidity to meet our cash flow requirements including the following near term obligations (next 12 months): (i) our working capital needs; (ii) our debt service obligations; (iii) planned capital expenditures; (iv) our revenue share obligation and rebate payments; and (v) estimated federal and state income tax payments.

On November 16, 2010, we entered into a credit agreement with Barclays Bank PLC and JP Morgan Securities LLC. The credit agreement consists of a six-year $635.0 million senior secured term loan facility and a five-year $150.0 million senior secured revolving credit facility that contains a letter of credit sub-facility of $25.0 million and a swing line sub-facility of $25.0 million. On March 31, 2011, we entered into the first amendment to the credit agreement to redefine the swing line lender as Bank of America, N.A. from Barclays Bank.

In November 2010, we closed the offering of an aggregate principal amount of $325.0 million of senior notes due 2018 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing domestic subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the credit agreement. Each of the subsidiary guarantors is 100% owned by the Company; the guarantees by the subsidiary guarantors are full and unconditional; the guarantees by the subsidiary guarantors are joint and several; the Company has no independent assets or operations; and any subsidiaries of the Company other than the subsidiary guarantors are minor. The Notes and the guarantees are senior unsecured obligations of the Company and the subsidiary guarantors, respectively. The Notes were issued pursuant to an indenture dated as of November 16, 2010 (the “Indenture”) among the Company, its subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. Pursuant to the Indenture, the Notes will mature on November 15, 2018 and bear 8% annual interest. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011.

Historically, we have utilized federal net operating loss carryforwards to reduce both regular and Alternative Minimum Tax (“AMT”) cash payments. Consequently, our federal cash tax payments in past reporting periods have been minimal. In 2011, we exhausted our federal net operating loss carryforwards for both regular and AMT payments purposes and expect to exhaust our remaining federal credits for regular tax purposes. As a result, for tax years 2012 and later, we expect our federal cash tax payments to increase significantly.

We have not historically utilized borrowings available under our existing credit agreement to fund operations. We have an auto-borrowing plan which causes all excess cash on hand to be used to repay our swing-line credit facility on a daily basis. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further details.

As of March 31, 2012, we had $55.0 million drawn on our revolving credit facility resulting in $94.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of March 31, 2012 and December 31, 2011, we had cash and cash equivalents totaling $1.5 million and $62.9 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)

Net loss	$ (0.2)	$ (16.2)	$ 16.0	-98.8%
Non-cash items	30.4	7.6	22.8	300.0
Net changes in working capital	(11.4)	26.6	(38.0)	142.9

Net cash provided by operations	$ 18.8	$ 18.0	$ 0.8	4.4%

Net loss represents the loss attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, amortization of debt issuance costs and non-cash interest expense. Refer to our Condensed Consolidated Statement of Cash Flows for details regarding these non-cash items. The total for these non-cash expenses was $30.4 million and $7.6 million for the three months ended March 31, 2012 and 2011, respectively. The increase in non-cash expenses for the three months ended March 31, 2012 compared to March 31, 2011 was primarily attributable to: (i) an increase in deferred income taxes primarily associated with the Broadlane Acquisition; and (ii) an increase in the depreciation of property and equipment. The increase was partially offset by: (i) a decrease in non-cash interest expense primarily associated with the deferred payment that was made in January 2012; and (ii) a decrease in share-based compensation. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the three months ended March 31, 2012, the working capital changes resulting in a decrease to cash flow from operations of $11.4 million primarily consisted of the following:

Decrease to cash flow

—

an increase in prepaid expenses and other assets of $2.3 million primarily related to prepaid expenses associated with our annual client and vendor meeting to be held in April 2012 and software maintenance costs partially offset by lower prepaid taxes;

—	a $5.9 million working capital increase in trade accounts payable due to the timing of various payment obligations;

—	a $7.5 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO; and

—	a $18.6 million increase in accrued payroll and benefits due to payroll cycle timing and the payment of our 2011 performance-based compensation expense.

The working capital changes resulting in decreases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in increases to cash flow:

Increase to cash flow

—	a decrease in accounts receivable of $2.6 million primarily related to the timing of invoicing and cash collections;

—	a decrease in other long-term assets of $1.2 million related to the timing of cash payments for our deferred sales expenses partially offset by an increase in deferred implementation costs;

—

a $7.8 million increase in other accrued expenses primarily related to an increase in our accrued interest associated with our credit facilities and bonds payable in addition to the timing of various payment obligations; and

—	an increase in deferred revenue of $11.2 million for cash receipts not yet recognized as revenue.

For the three months ended March 31, 2011, the working capital changes resulting in an increase to cash flow from operations of $26.6 million primarily consisted of the following:

Increase to cash flow

—	a decrease in accounts receivable of $8.2 million primarily related to the timing of invoicing and cash collections;

—	a decrease in prepaid expenses and other assets of $1.2 million primarily related to sales incentive compensation payments;

—	a $7.9 million working capital increase in trade accounts payable due to the timing of various payment obligations;

—	a $4.1 million increase in other accrued expenses due to the timing of various payment obligations; and

—	a $11.7 million increase in deferred revenue for cash receipts not yet recognized as revenue.

The working capital changes resulting in increases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in a reduction to cash flow:

Decrease of cash flow

—	an increase in other long-term assets of $2.1 million related to the timing of cash payments for our deferred sales expenses;

—	a decrease in accrued revenue share obligation and rebates of $3.0 million due to the timing of cash payments and customer purchasing volume at our GPO; and

—	a $1.4 million decrease in accrued payroll and benefits due to payroll cycle timing and lower performance-cash based compensation than the prior period.

Investing Activities.

Investing activities used $14.3 million of cash for the three months ended March 31, 2012 which included: $9.0 million for investment in software development; and $5.3 million of capital expenditures. The increase in cash used for investing activities compared to the prior period was primarily due to: (i) investments in software development in connection with combining the operations of Broadlane with our existing operations; and (ii) RCM software development primarily due to new product features and functionality, new technologies, and upgrades to our service offerings.

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

Financing Activities.

Financing activities used $65.9 million of cash for the three months ended March 31, 2012. We borrowed $55.0 million from our revolving credit facility to partially fund the deferred payment obligation made in January 2012. We also received $1.3 million from the issuance of common stock; and $0.3 million from the excess tax benefit from the exercise of stock options. This was offset by $120.1 million for the payment of the deferred purchase consideration made in connection with the Broadlane Acquisition; payments made on our credit facility of $1.6 million in addition to payments of $0.2 million that were made on our finance obligation (as discussed below). In addition, we repurchased approximately 62,000 shares of our common stock under our share repurchase program totaling $0.6 million. We are required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of our credit agreement. Based on the voluntary repayments made during the fiscal year ended December 31, 2011 year, we were not required to make any excess cash flow payment during the first three months ended March 31, 2012.

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

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of March 31, 2012 for each respective year (Unaudited, in thousands):

Amount
2012	$9,765(1)
2013	13,255
2014	13,356
2015	11,673
2016	9,129
Thereafter	67,750

Total future minimum rental payments	$124,928

  (1) Represents the remaining rental payments due during the fiscal year ending December 31, 2012.

As of March 31, 2012, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management and the Board in its financial and operational decision-making, we supplement our Condensed Consolidated Financial Statements presented on a GAAP basis herein with the following non-GAAP financial measures: gross fees, gross administrative fees, revenue share obligation, EBITDA, adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted diluted earnings per share.

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

Gross Fees, Gross Administrative Fees and Revenue Share Obligation. Gross fees include all gross administrative fees we receive pursuant to our vendor contracts and all other fees we receive from clients. Our revenue share obligation represents the portion of the gross administrative fees we are contractually obligated to share with certain of our GPO clients. Total net revenue (a GAAP measure) reflects our gross fees net of our revenue share obligation. These non-GAAP measures assist management and the Board and may be helpful to investors in analyzing our growth in the Spend and Clinical Resource Management segment given that administrative fees constitute a material portion of our revenue and are paid to us by over 1,150 vendors contracted by our GPO, and that our revenue share obligation constitutes a significant outlay to certain of our GPO clients. A reconciliation of these non-GAAP measures to their most directly comparable GAAP measure can be found in the “Overview” and “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

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

Our Board and management also use these measures as i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees generally.

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

The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
Adjusted EBITDA Reconciliation	2012	2011
	(Unaudited, in thousands)
Net loss	$ (239)	$ (16,170)
Depreciation	6,414	5,679
Depreciation (included in cost of revenue)	410	255
Amortization of intangibles	18,930	20,240
Amortization of intangibles (included in cost of revenue)	139	139
Interest expense, net of interest income(1)	17,179	18,042
Income tax benefit	(125)	(8,181)

EBITDA	42,708	20,004
Share-based compensation expense(2)	2,559	3,343
Rental income from capitalizing building lease(3)	(110)	(109)
Purchase accounting adjustments(4)	—	5,564
Acquisition and integration-related expenses(5)	1,249	12,143

Adjusted EBITDA	$ 46,406	$ 40,945

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net loss due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements filed in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of this rental income.

(4)	Upon acquiring Broadlane on November 16, 2010, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to client purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us and recording any corresponding revenue share obligation as a liability).

For the three months ended March 31, 2011, the $5.6 million represents the net amount of: (i) approximately $8.6 million in gross administrative fees and $1.4 million in other service fees primarily based on vendor reporting received from January 1, 2011 through March 31, 2011 relating to purchases made prior to the acquisition date, and (ii) a corresponding revenue share obligation of $4.4 million relating to the same period.

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

Adjusted Net Income and Diluted Adjusted Earnings Per Share. The Company defines: i) adjusted net income as net income excluding non-cash acquisition related intangible amortization, nonrecurring expense items on a tax-adjusted basis and non-cash tax-adjusted shared-based compensation expense; and ii) diluted adjusted EPS as diluted earnings per share excluding non-cash acquisition-related intangible amortization, nonrecurring expense items on a tax-adjusted basis and non-cash tax-adjusted shared-based compensation expense. Adjusted net income and diluted adjusted EPS are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Diluted adjusted EPS growth is used by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s Long-Term Performance Incentive Plan will vest. Use of these measures allows management and the Board to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and reward organic growth and accretive business transactions. As a significant portion of senior management’s incentive based compensation has been based on the achievement of certain diluted adjusted EPS growth over time, investors may find such information useful; however, as non-GAAP financial measures, adjusted net income and diluted adjusted EPS are not the sole measures of the Company’s financial performance and may not be the best measures for investors to gauge such performance.

	Three Months Ended March 31,
Per share data	2012	2011
	(Unaudited)
EPS - diluted	$ (0.00)	$ (0.28)

Pre-tax non-cash, acquisition-related intangible amortization and depreciation	0.34	0.37

Pre-tax non-cash, share-based compensation(1)	0.04	0.06

Pre-tax acquisition and integration related expenses(2)	0.02	0.21

Pre-tax purchase accounting adjustment(3)	—	0.10

Pre-tax deferred payment interest expense accretion(4)	—	0.01

Tax effect on pre-tax adjustments(5)	(0.16)	(0.30)

Non-GAAP adjusted EPS - diluted	$ 0.24	$ 0.17

Weighted average shares - diluted (in 000s)(6)	57,029	57,233

	Three Months Ended March 31,
	2012	2011
	(Unaudited, in thousands)

Net loss	$ (239)	$ (16,170)

Pre-tax non-cash, acquisition-related intangible amortization and depreciation	19,542	20,924

Pre-tax non-cash, share-based compensation(1)	2,559	3,343

Pre-tax acquisition and integration related expenses(2)	1,249	12,143

Pre-tax purchase accounting adjustment(3)	—	5,564

Pre-tax deferred payment interest expense accretion(4)	—	817

Tax effect on pre-tax adjustments(5)	(9,340)	(17,116)

Non-GAAP adjusted net income	$ 13,771	$ 9,505

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact, on a pre-tax basis, of certain costs incurred specific to the integration of Broadlane, inclusive of personnel and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	The amount represents the per share impact, on a pre-tax basis, of certain purchase accounting adjustments associated with the Broadlane Acquisition that reflect the fair value of gross administrative fee receivables and other service fees less revenue share obligation primarily related to client purchases that were reported to us subsequent to the consummation of the Broadlane Acquisition.

(4)	The amount represents the per share impact, on a pre-tax basis, of interest expense on the accretion of the $120.1 million deferred payment associated with the Broadlane Acquisition, which was made in January 2012. We believe such expenses are infrequent in nature and are not indicative of continuing operating performance.

(5)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. The Company generally utilizes its effective tax rate for each respective period to calculate the tax effect of each adjustment. Given the impact of the Broadlane Acquisition on the Company’s 2011 actual effective tax rate, the Company used a tax rate of 40.0% for the three months ended March 31, 2012 and 2011. The effective tax rate for the three months ended March 31, 2012 and 2011 was 34.3% and 33.6%, respectively.

(6)	Given the Company’s net loss for the three months ended March 31, 2012 and 2011, basic and diluted weighted average shares are the same for EPS and Non-GAAP diluted adjusted EPS.

New Pronouncements

Intangibles — Goodwill and Other

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update amending the guidance on the annual testing of goodwill for impairment. The update will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. We adopted this update on January 1, 2012.

Comprehensive Income

In June 2011, the FASB issued an accounting standard update relating to comprehensive income. The update would require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The update eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted this update on January 1, 2012.

Fair Value

In May 2011, the FASB issued an accounting standard update relating to fair value measurements and disclosures. The update provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. The update changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. We adopted this update on January  1, 2012.

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

Interest rate risk. We had outstanding borrowings on our term loan of $577.1 million and on our revolving credit facility of $55.0 million as of March 31, 2012. The term loan bears interest at LIBOR, subject to a floor of 1.5% plus an applicable margin. The revolving credit facility bears interest at LIBOR plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of March 31, 2012, which bears interest at 8% per annum.

Due to the additional indebtedness we incurred under the credit agreement and in connection with the issuance of the Notes, we expect to incur a significant increase in our interest expense in future periods. To the extent we do not hedge it, we expect our interest rate risk to rise accordingly. As required by our credit agreement, we entered into certain derivative instruments during May 2011 to convert a portion of our variable rate term loan facility to a fixed rate debt. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loan and revolving credit facility, would have resulted in a $1.6 million increase to our interest expense for the three months ended March 31, 2012.

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

Changes in Internal Control over Financial Reporting

Effective January 1, 2012, we performed a significant upgrade to our financial accounting systems. Accordingly, this upgrade requires that we evaluate our associated processes and internal controls over financial reporting. With the exception of this change, there have been no changes in our internal control over financial reporting for the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended March 31, 2012 were as follows (Unaudited):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
January 1-31, 2012	62	$9.76	62	19,095
February 1-29, 2012	-	-	-	19,095
March 1-31, 2012	-	-	-	19,095

Total	62	$9.76	62

For additional information regarding our stock repurchase program, see Note 8 of Notes to Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Employment Agreement, dated as of January 19, 2012, between MedAssets Services, LLC and
Allen W. Hobbs (Incorporated by reference to Exhibit 10.1 to the Company’s current report on
Form 8-K filed on January 23, 2012)
10.2*	Employment Agreement, dated as of March 5, 2012, between MedAssets, Inc. and Mike Nolte
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer
and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ JOHN A. BARDIS	Chairman of the Board of Directors and Chief Executive Officer	May 4, 2012
Name: John A. Bardis	(Principal Executive Officer)
/s/ CHARLES O. GARNER	Chief Financial Officer	May 4, 2012
Name: Charles O. Garner	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Employment Agreement, dated as of January 19, 2012, between MedAssets Services, LLC and Allen W. Hobbs (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 23, 2012)
10.2*	Employment Agreement, dated as of March 5, 2012, between MedAssets, Inc. and Mike Nolte
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith