Form 10-Q
period 2012-06-30
MEDASSETS INC
filed 2012-08-06
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 26, 2012, the registrant had 58,488,255 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MedAssets, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$5,382	$62,947
Accounts receivable, net of allowances of $3,475 and $3,891 as of June 30, 2012 and December 31, 2011, respectively	93,779	104,039
Deferred tax asset, current portion	15,462	15,434
Prepaid expenses and other current assets	21,624	18,488

Total current assets	136,247	200,908
Property and equipment, net	113,504	101,471
Other long term assets
Goodwill	1,027,847	1,027,847
Intangible assets, net	365,682	403,371
Other	57,112	61,381

Other long term assets	1,450,641	1,492,599

Total assets	$1,700,392	$1,794,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,099	$21,185
Accrued revenue share obligation and rebates	71,434	70,906
Accrued payroll and benefits	26,772	33,265
Other accrued expenses	17,913	17,811
Current portion of deferred revenue	51,160	48,459
Deferred purchase consideration (Note 3)	-	120,136
Current portion of notes payable	6,350	6,350
Current portion of finance obligation	223	213

Total current liabilities	189,951	318,325
Notes payable, less current portion	599,125	572,300
Bonds payable	325,000	325,000
Finance obligation, less current portion	9,169	9,287
Deferred revenue, less current portion	14,057	14,148
Deferred tax liability	128,357	129,635
Other long term liabilities	8,955	7,670

Total liabilities	1,274,614	1,376,365
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 58,366,000 and 57,857,000 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	584	579
Additional paid-in capital	676,509	670,618
Accumulated other comprehensive loss (Note 12)	(4,804)	(4,061)
Accumulated deficit	(246,511)	(248,523)

Total stockholders’ equity	425,778	418,613

Total liabilities and stockholders’ equity	$1,700,392	$1,794,978

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$66,695	$59,815	$132,111	$116,397
Other service fees	96,315	87,559	180,789	161,536

Total net revenue	163,010	147,374	312,900	277,933

Operating expenses:

Cost of revenue (inclusive of certain amortization expense)	34,730	30,488	66,013	61,043
Product development expenses	6,638	6,202	13,560	12,875
Selling and marketing expenses	19,178	18,000	33,726	30,601
General and administrative expenses	56,574	46,770	110,410	95,911
Acquisition and integration-related expenses	2,028	6,828	3,277	18,971
Depreciation	7,281	5,228	13,695	10,907
Amortization of intangibles	18,481	20,232	37,411	40,472

Total operating expenses	144,910	133,748	278,092	270,780

Operating income	18,100	13,626	34,808	7,153
Other (expense) income:
Interest (expense)	(16,871)	(18,075)	(34,050)	(36,124)
Other income	228	109	335	280

Income (loss) before income taxes	1,457	(4,340)	1,093	(28,691)
Income tax benefit	(794)	(1,852)	(919)	(10,033)

Net income (loss)	$2,251	$(2,488)	$2,012	$(18,658)

Basic and diluted income (loss) per share:
Basic net income (loss) per share	$0.04	$(0.04)	$0.04	$(0.33)

Diluted net income (loss) per share	$0.04	$(0.04)	$0.03	$(0.33)

Weighted average shares—basic	57,174	57,357	57,102	57,295
Weighted average shares—diluted	58,678	57,357	58,637	57,295
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2012 and 2011
Net income (loss)	$2,251	$(2,488)	$2,012	$(18,658)
Unrealized loss from hedging activities for the period	(661)	(1,753)	(1,158)	(1,753)
Income tax expense related to hedging activities for the period	228	671	415	671

Comprehensive income (loss)	$1,818	$(3,570)	$1,269	$(19,740)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2012

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
	(In thousands)
Balances at December 31, 2011	57,857	$579	$670,618	$(4,061)	$(248,523)	$418,613

Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	571	6	1,790	-	-	1,796
Stock compensation expense	-	-	5,015	-	-	5,015
Excess tax benefit from equity award exercises, net	-	-	(315)	-	-	(315)
Repurchase of common stock	(62)	(1)	(599)	-	-	(600)
Unrealized loss from hedging activities	-	-	-	(743)	-	(743)
Net income					2,012	2,012

Balances at June 30, 2012	58,366	$584	$676,509	$(4,804)	$(246,511)	$425,778

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
Operating activities
Net income (loss)	$2,012	$(18,658)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Bad debt expense	275	240
Depreciation	14,512	11,417
Amortization of intangibles	37,689	40,751
Loss on sale of assets	338	-
Noncash stock compensation expense	5,015	822
Excess tax benefit from exercise of equity awards	(295)	(943)
Amortization of debt issuance costs	3,791	3,724
Noncash interest expense, net	270	2,034
Deferred income tax benefit	(1,384)	(17,987)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	9,984	2,096
Prepaid expenses and other assets	(3,136)	2,946
Other long-term assets	1,625	(2,750)
Accounts payable	(4,906)	67
Accrued revenue share obligation and rebates	528	4,055
Accrued payroll and benefits	(6,493)	1,759
Other accrued expenses	258	(3,757)
Deferred revenue	2,610	11,491

Cash provided by operating activities	62,693	37,307

Investing activities
Purchases of property, equipment and software	(7,892)	(5,361)
Capitalized software development costs	(20,208)	(10,677)

Cash used in investing activities	(28,100)	(16,038)

Financing activities
Borrowings from revolving credit facility	55,000	-
Repayment of notes payable	(28,175)	(28,175)
Repayment of finance obligations	(338)	(329)
Payment of deferred purchase consideration	(120,136)	-
Excess tax benefit from exercise of equity awards	295	943
Issuance of common stock, net of offering costs	1,796	1,615
Purchase of treasury shares	(600)	-

Cash used in financing activities	(92,158)	(25,946)

Net decrease in cash and cash equivalents	(57,565)	(4,677)
Cash and cash equivalents, beginning of period	62,947	46,836

Cash and cash equivalents, end of period	$5,382	$42,159

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

The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2011, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012.

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

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. Refer to Note 6 for additional information. In addition, we may periodically make voluntary repayments on our term loan. Cash and cash equivalents were $5,382 and $62,947 as of June 30, 2012 and December 31, 2011, respectively, and our revolver and swing-line balances were $55,000 and zero, respectively, as of such dates. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 6 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $4,882 as of June 30, 2012.

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

During 2010, in connection with the Broadlane Acquisition, our management approved and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our SCM segment. During 2011, our management approved and initiated a plan to restructure our operations resulting in certain management changes within our RCM segment. During 2012, our management approved and initiated a plan to restructure our operations resulting in certain additional management changes within our RCM segment and our corporate segment. During the three months ended June 30, 2012 and 2011, we expensed restructuring and exit and integration related costs of approximately $2,028 and $6,828, respectively. During the six months ended June 30, 2012 and 2011, we expensed restructuring and exit and integration related costs of approximately $3,277 and $18,971, respectively. These costs were attributable to management changes, restructuring activities of the acquired operations consisting of employee costs, system migration and standardization, facilities consolidation and other restructuring and integration costs. These costs are included within the acquisition and integration-related expenses line on the accompanying condensed consolidated statements of operations.

As of June 30, 2012, the components of our restructuring plans are as follows:

—

Employee-related costs — we reorganized our workforce and eliminated redundant or unneeded positions in connection with our SCM, RCM and corporate business operations. In connection with the workforce restructuring, we expect to incur severance, benefits and other employee related costs in the range of $500 to $1,000 over the nine months following June 30, 2012. During the three and six months ended June 30, 2012, we expensed approximately $1,151 and $1,841, respectively, primarily related to severance, salaries relating to redundant positions, certain bonuses and other employee benefits in connection with these activities. As of June 30, 2012, we had approximately $2,180 included in current liabilities for these costs.

—

System migration and standardization — we are integrating and standardizing certain software platforms of the combined SCM business operations. In connection with the system migration and standardization, we expect to incur costs in the range of $2,000 to $3,000 over the nine months following June 30, 2012. During the three and six months ended June 30, 2012, we expensed approximately $864 and $1,396, respectively, primarily related to consulting and other third-party services in connection with these activities. As of June 30, 2012, we had approximately $122 included in current liabilities for these costs.

—

Facilities consolidation — we are consolidating our SCM office space in areas where we have common or redundant locations. We expect to incur costs in the range of $0 to $535 over the nine months following June 30, 2012 relating to ceasing to use certain facilities. During the three and six months ended June 30, 2012, we expensed approximately $13 and $40, respectively, relating to exit costs associated with our office space consolidation. As of June 30, 2012, we had approximately $260 included in current liabilities for these costs.

—

In addition, in November 2011, we entered into a new lease agreement for approximately 225,000 square feet of office space together with certain surface parking areas in Plano, Texas. The lease term commences on or around March 1, 2013 with an initial term of fifteen years plus an option to extend the lease term for up to ten years. In connection with this new lease agreement, we expect to incur estimated exit costs (inclusive of estimated sub-lease income) in the range of $3,000 and $4,000 to exit from our existing SCM and RCM leased facilities in Plano, Texas.

The following table summarizes the details of the Company’s restructuring activities during the six months ended June 30, 2012:

	Employee-related costs	System migration and integration	Facility consolidation	Total
Restructuring Reserve
Accrued, December 31, 2011	$2,908	$216	$1,946	$5,070
Charges incurred	1,841	1,396	40	3,277
Cash payments	(2,569)	(1,490)	(1,726)	(5,785)

Accrued, June 30, 2012	$2,180	$122	$260	$2,562

5.	DEFERRED REVENUE

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following table summarizes the deferred revenue categories and balances as of:

	June 30, 2012	December 31, 2011
Software and implementation fees	$24,108	$22,255
Service fees	26,974	26,641
Administrative fees	11,869	12,201
Other fees	2,266	1,510

Deferred revenue, total	65,217	62,607
Less: Deferred revenue, current portion	(51,160)	(48,459)

Deferred revenue, non-current portion	$14,057	$14,148

As of June 30, 2012 and December 31, 2011, deferred revenue included in our condensed consolidated balance sheets that was contingent upon meeting performance targets was $5,848 and $4,344, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target.

6.	NOTES AND BONDS PAYABLE

The balances of our notes and bonds payable are summarized as follows as of:

	June 30, 2012	December 31, 2011
Notes payable—senior	$550,475	$578,650
Revolving credit facility	55,000	-
Bonds payable	325,000	325,000

Total notes and bonds payable	930,475	903,650
Less: current portions	(6,350)	(6,350)

Total long-term notes and bonds payable	$924,125	$897,300

Notes Payable

As of June 30, 2012, our long-term notes payable consists of a senior term loan facility with an outstanding balance of $550,475 and a revolving credit facility with an outstanding balance of $55,000. We have classified the $55,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of November 15, 2015. No amounts were drawn on our swing line component, which resulted in approximately $94,000 of availability under our revolving credit facility inclusive of the swing line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of June 30, 2012. During the six months ended June 30, 2012, we made payments on our term loan which included a voluntary prepayment of $25,000 and scheduled principal payments of $3,175. The applicable weighted average interest rates (inclusive of the applicable bank margin) on our senior term loan facility and revolving credit facility at June 30, 2012 were 5.25% and 4.22%, respectively.

We are a party to a credit agreement dated November 16, 2010, with Barclays Bank PLC and JP Morgan Securities LLC. The credit agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The credit agreement also includes certain maintenance covenants, including but not limited to, a maximum total leverage ratio of consolidated indebtedness to consolidated EBITDA and a minimum consolidated interest coverage ratio of consolidated EBITDA to consolidated cash interest expense (as defined in the credit agreement). The Company was in compliance with these covenants as of June 30, 2012.

We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of our credit agreement. Our current portion of notes payable does not include an amount with respect to any 2013 excess cash flow payment. We will reclassify a portion of our long-term notes payable to a current classification at such time that any 2013 excess cash flow payment becomes estimable. We will be required to make any necessary cash flow payment within the first quarter of 2013.

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

Bonds Payable

In November 2010, we closed the offering of an aggregate principal amount of $325,000 of senior notes due 2018 (the “Notes”) in a private placement (the “Notes Offering”). In October 2011, our Notes were registered under the Securities Act of 1933, as amended. The Notes are guaranteed on a senior unsecured basis by each of our existing domestic subsidiaries and each of our future domestic restricted subsidiaries in each case that guarantees our obligations under the credit agreement. Each of the subsidiary guarantors is 100% owned by us; the guarantees by the subsidiary guarantors are full and unconditional; the guarantees by the subsidiary guarantors are joint and several; we have no independent assets or operations; and any subsidiaries of ours other than the subsidiary guarantors are minor. The Notes and the guarantees are senior unsecured obligations of the Company and the subsidiary guarantors, respectively.

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of June 30, 2012.

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

As of June 30, 2012, the Company’s 8% senior notes due 2018 were trading at approximately 105.1% of par value (Level 1).

As of June 30, 2012, we had approximately $34,882 of debt issuance costs related to our credit agreement and Notes which will be amortized into interest expense generally using the effective interest method until the maturity date. For the three months ended June 30, 2012 and 2011, we recognized approximately $1,886 and $1,859, respectively, in interest expense related to the amortization of debt issuance costs. For the six months ended June 30, 2012 and 2011, we recognized approximately $3,791 and $3,724, respectively, in interest expense related to the amortization of debt issuance costs.

The following table summarizes our stated debt maturities and scheduled principal repayments as of June 30, 2012:

Year	Term Loan	Revolving Credit Facility	Senior Unsecured Notes	Total
2012	$3,175	$-	$-	$3,175	(1)
2013	6,350	-	-	6,350
2014	6,350	-	-	6,350
2015	6,350	55,000	-	61,350
2016	528,250	-	-	528,250
Thereafter	-	-	325,000	325,000

	$550,475	$55,000	$325,000	$930,475

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2012.

Total interest paid on our notes and bonds payable during the six months ended June 30, 2012 and 2011 was approximately $29,287 and $31,523, respectively.

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

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of June 30, 2012, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

8.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

During the six months ended June 30, 2012, we issued approximately 238,000 shares of common stock in connection with employee stock option exercises for aggregate exercise proceeds of $1,796.

Repurchase of Common Stock

On August 23, 2011, our Board of Directors authorized a share repurchase program of up to $25,000 of our common stock. The share repurchase program expires the earlier of twelve months from the authorization by our Board of Directors or the repurchase of $25,000 of our common stock. The following table shows the amount and cost of shares of common stock we repurchased for the six months ended June 30, 2012 under the share repurchase program. We did not repurchase any shares of common stock during the three months ended June 30, 2012.

	Six months ended June 30,
	2012	2011
Number of shares repurchased	62,334	-
Cost of shares repurchased	$600	-

As of June 30, 2012, $19,094 remained available for additional purchases under our share repurchase program. The repurchased shares have not been retired and constitute authorized but unissued shares.

Share-Based Compensation

As of June 30, 2012, we had restricted common stock, stock-settled stock appreciation rights (“SSARs”) and common stock option equity awards outstanding under three share-based compensation plans. As of June 30, 2012, we had approximately 2,529,000 shares reserved (inclusive of equity award forfeitures) and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan.

The total share-based compensation expense (benefit) related to equity awards was $2,456 and ($2,521) for the three months ended June 30, 2012 and 2011, respectively. The total income tax benefit (expense) recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $923 and ($965) for the three months ended June 30, 2012 and 2011, respectively.

The total share-based compensation expense related to equity awards was $5,015 and $822 for the six months ended June 30, 2012 and 2011, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $1,884 and $315 for the six months ended June 30, 2012 and 2011, respectively. There were no capitalized share-based compensation expenses during the three and six months ended June 30, 2012.

Total share-based compensation expense (inclusive of restricted common stock, SSARs and common stock options) for the three and six months ended June 30, 2012 and 2011 as reflected in our condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012	2011		2012	2011
Cost of revenue	$362	$(425)		$863	$594
Product development	(4)	25		89	80
Selling and marketing	329	(540)		787	(250)
General and administrative	1,769	(1,581)		3,276	398

Total share-based compensation expense	$2,456	$(2,521)	(1)	$5,015	$822

(1)	During the three months ended June 30, 2011, we reversed approximately $6,537 of share-based compensation expense because we did not achieve specific performance criteria relating to certain performance-based restricted stock grants and SSAR grants.

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

Employee Stock Purchase Plan

In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. For the six months ended June 30, 2012 and 2011, we purchased approximately 15,000 shares and 19,100 shares of our common stock under the Plan which amounted to approximately $204 and $257, respectively.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Equity Award Grants

Information regarding equity awards for the six months ended June 30, 2012 is as follows:

Common Stock Option Awards

During the six months ended June 30, 2012, we did not grant any stock option awards.

During the six months ended June 30, 2012, approximately 119,000 stock option awards were forfeited.

As of June 30, 2012, there was approximately $584 of total unrecognized compensation expense related to all outstanding stock option awards that will be recognized over a weighted-average period of 1.1 years.

Restricted Common Stock Awards

During the six months ended June 30, 2012, we granted approximately 392,000 shares of restricted common stock. Approximately 59,000 shares vest over five years; 20,000 shares vest over four years; 240,000 shares (inclusive of 120,000 shares that include certain additional performance vesting criteria) vest over three years; and 73,000 vest ratably each month through December 31, 2012. The weighted-average grant date fair value of each restricted common stock share was $13.75.

During the six months ended June 30, 2012, approximately 59,000 shares of restricted common stock were forfeited.

As of June 30, 2012, there was approximately $7,503 of total unrecognized compensation expense related to all unvested restricted common stock awards that will be recognized over a weighted-average period of 1.4 years.

SSARs Awards

During the six months ended June 30, 2012, we granted approximately 515,000 SSARs. Approximately 276,000 have a service vesting period of five years; 190,000 (inclusive of 80,000 SSARs that include certain additional performance vesting criteria) have a service vesting period of four years; and approximately 49,000 vest ratably each month through December 31, 2012. The weighted-average grant date base price of each SSAR was $13.64 and the weighted-average grant date fair value of each SSAR granted during the six months ended June 30, 2012 was $5.85.

During the six months ended June 30, 2012, approximately 310,000 SSARs were forfeited.

As of June 30, 2012, there was approximately $7,574 of total unrecognized compensation expense related to all unvested SSARs that will be recognized over a weighted-average period of 1.7 years.

9.	INCOME TAXES

During the three months ended June 30, 2012, we realigned our legal entities for tax reporting purposes to fully reflect the integration of the Broadlane acquisition into our operations. The realignment required us to recognize a reduction in our state income tax rate and as a result, we recognized a $1,400 discrete tax benefit during the three months ended June 30, 2012. As a result, income tax benefit recorded during the three and six months ended June 30, 2012 reflected an effective income tax rate of (54.5%) and (84.1%), respectively. Income tax benefit recorded during the three and six months ended June 30, 2011 reflected an effective income tax rate of 42.7% and 35.0%, respectively.

10.	INCOME (LOSS) PER SHARE

We calculate earnings per share (or “EPS”) in accordance with GAAP relating to earnings per share. Basic EPS is calculated by dividing reported net income (loss) by the weighted-average number of common shares outstanding for the reported period following the two-class method. Diluted EPS reflects the potential dilution that could occur if our stock options, stock-settled stock appreciation rights, unvested restricted stock and stock warrants were exercised and converted into our common shares during the reporting periods.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three and six months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended June 30,
	2012	2011
Numerator for Basic and Diluted Income (Loss) Per Share:
Net income (loss)	2,251	(2,488)
Denominator for basic income (loss) per share weighted average shares	57,174,000	57,357,000
Effect of dilutive securities:
Stock options	869,000	-
Stock-settled stock appreciation rights	3,000	-
Restricted stock and stock warrants	632,000	-

Denominator for diluted income (loss) per share—adjusted weighted average shares and assumed conversions	58,678,000	57,357,000
Basic income (loss) per share:
Basic net income (loss) from continuing operations	$0.04	$(0.04)

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.04	$(0.04)

	Six Months Ended June 30,
	2012	2011
Numerator for Basic and Diluted Income (Loss) Per Share:
Net income (loss)	2,012	(18,658)
Denominator for basic income (loss) per share weighted average shares	57,102,000	57,295,000
Effect of dilutive securities:
Stock options	900,000	-
Stock-settled stock appreciation rights	3,000	-
Restricted stock and stock warrants	632,000	-

Denominator for diluted income (loss) per share—adjusted weighted average shares and assumed conversions	58,637,000	57,295,000
Basic income (loss) per share:
Basic net income (loss) from continuing operations	$0.04	$(0.33)

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.03	$(0.33)

During the three and six months ended June 30, 2012, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the periods presented. During the three and six months ended June 30, 2011, basic and diluted EPS are the same as all potentially dilutive securities have been excluded from the calculation of diluted EPS given our net loss for the periods. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options	100,000	1,185,000	100,000	1,359,000
Stock-settled stock appreciation rights	1,194,000	110,000	1,198,000	168,000
Restricted stock and stock warrants	-	440,000	-	464,000

Total	1,294,000	1,735,000	1,298,000	1,991,000

11.	SEGMENT INFORMATION

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

The following tables represent our results of operations, by segment, for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30, 2012
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$107,512	$-	$-	$107,512
Revenue share obligation(1)	(40,817)	-	-	(40,817)
Other service fees	35,420	60,895	-	96,315

Total net revenue	102,115	60,895	-	163,010
Total operating expenses	77,173	56,011	11,726	144,910

Operating income (loss)	24,942	4,884	(11,726)	18,100
Interest expense	-	-	(16,871)	(16,871)
Other income	1	1	226	228

Income (loss) before income taxes	$24,943	$4,885	$(28,371)	$1,457
Income tax expense (benefit)	8,385	1,851	(11,030)	(794)

Net income (loss)	16,558	3,034	(17,341)	2,251

Segment Adjusted EBITDA	$44,558	$12,079	$(7,631)	$49,006

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	As of June 30, 2012
	SCM	RCM	Corporate	Total
Financial Position:
Accounts receivable, net	$42,879	$50,900	$-	$93,779
Other assets	1,028,289	481,281	97,043	1,606,613

Total assets	1,071,168	532,181	97,043	1,700,392
Accrued revenue share obligation	71,434	-	-	71,434
Deferred revenue	26,274	38,943	-	65,217
Notes payable	-	-	605,475	605,475
Bonds payable	-	-	325,000	325,000
Other liabilities	19,929	19,791	167,768	207,488

Total liabilities	$117,637	$58,734	$1,098,243	$1,274,614

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2011
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$93,799	$-	$-	$93,799
Revenue share obligation(1)	(33,984)	-	-	(33,984)
Other service fees	31,297	56,262	-	87,559

Total net revenue	91,112	56,262	-	147,374
Total operating expenses	78,672	48,208	6,868	133,748

Operating income (loss)	12,440	8,054	(6,868)	13,626
Interest (expense)	(14)	-	(18,061)	(18,075)
Other (expense) income	(11)	7	113	109

Income (loss) before income taxes	$12,415	$8,061	$(24,816)	$(4,340)
Income tax expense (benefit)	4,318	2,883	(9,053)	(1,852)

Net income (loss)	8,097	5,178	(15,763)	(2,488)

Segment Adjusted EBITDA	$37,355	$14,251	$(7,328)	$44,278

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	Six Months Ended June 30, 2012
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$212,016	$-	$-	$212,016
Revenue share obligation(1)	(79,905)	-	-	(79,905)
Other service fees	63,269	117,520	-	180,789

Total net revenue	195,380	117,520	-	312,900
Total operating expenses	148,223	108,191	21,678	278,092

Operating income (loss)	47,157	9,329	(21,678)	34,808
Interest expense	-	-	(34,050)	(34,050)
Other (expense) income	(21)	3	353	335

Income (loss) before income taxes	$47,136	$9,332	$(55,375)	$1,093
Income tax expense (benefit)	17,575	3,748	(22,242)	(919)

Net income (loss)	29,561	5,584	(33,133)	2,012

Segment Adjusted EBITDA	$86,506	$23,697	$(14,791)	$95,412

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2011
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$184,124	$-	$-	$184,124
Revenue share obligation(1)	(67,727)	-	-	(67,727)
Other service fees	54,049	107,487	-	161,536

Total net revenue	170,446	107,487	-	277,933
Total operating expenses	159,482	95,391	15,907	270,780

Operating income (loss)	10,964	12,096	(15,907)	7,153
Interest expense	(14)	-	(36,110)	(36,124)
Other income	40	13	227	280

Income (loss) before income taxes	$10,990	$12,109	$(51,790)	$(28,691)
Income tax expense (benefit)	3,843	4,235	(18,111)	(10,033)

Net income (loss)	7,147	7,874	(33,679)	(18,658)

Segment Adjusted EBITDA	$73,505	$25,721	$(14,003)	$85,223

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income (loss) for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
SCM Adjusted EBITDA	$44,558	$37,355	$86,506	$73,505
RCM Adjusted EBITDA	12,079	14,251	23,697	25,721

Total reportable Segment Adjusted EBITDA	56,637	51,606	110,203	99,226
Depreciation	(4,876)	(3,959)	(9,235)	(8,573)
Depreciation (included in cost of revenue)	(407)	(254)	(817)	(509)
Amortization of intangibles	(18,481)	(20,232)	(37,411)	(40,472)
Amortization of intangibles (included in cost of revenue)	(139)	(139)	(278)	(278)
Interest expense, net of interest income(1)	5	(7)	5	-
Income tax expense	(10,237)	(7,201)	(21,323)	(8,077)
Share-based compensation expense(2)	(882)	788	(2,722)	(1,379)
Purchase accounting adjustments(3)	-	(499)	-	(6,063)
Acquisition and integration-related expenses(4)	(2,028)	(6,828)	(3,277)	(18,851)

Total reportable segment net income	19,592	13,275	35,145	15,024
Corporate net loss	(17,341)	(15,763)	(33,133)	(33,682)

Consolidated net income (loss)	$2,251	$(2,488)	$2,012	$(18,658)

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statement of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(3)	Upon acquiring Broadlane, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to client purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that date. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability.

For the three months ended June 30, 2011, the $499 represents the net amount of: (i) $544 in gross administrative fees and $178 in other service fees based on vendor reporting received from April 1, 2011 through June 30, 2011 related to purchases made prior to the acquisition date; and (ii) a corresponding revenue share obligation of $223.

For the six months ended June 30, 2011, the $6,063 represents the net amount of: (i) $9,157 in gross administrative fees and $1,572 in other service fees based on vendor reporting received from January 1, 2011 through June 30, 2011 related to purchases made prior to the acquisition date; and (ii) a corresponding revenue share obligation of $4,666.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

(4)	Represents the amount attributable to acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs. We expect to incur costs in future periods related to our plans including but not limited to aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems.

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

We have not treated the interest rate cap as a hedging instrument as defined by GAAP for derivatives and hedging. As a result, we will record the fair value adjustment on the interest rate cap through earnings each reporting period. For the three and six months ended June 30, 2012, we recorded a charge to interest expense of zero and approximately $20, respectively, relating to the decrease in fair value of the interest rate cap.

We have treated our interest rate swaps as hedging instruments in accordance with GAAP for derivatives and hedging. As of June 30, 2012, we recorded the fair value of the interest rate swaps on our balance sheet as a liability of approximately $7,680 in other long-term liabilities, and the offsetting loss ($4,804 net of tax) was recorded in AOCI in our stockholders’ equity.

We determined the fair values of the swaps using Level 2 inputs as defined under GAAP for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed each swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market three-month floating LIBOR rate as of June 30, 2012. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value of each swap represents a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.

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

As of June 30, 2012, our forward starting interest rate swaps were highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our condensed consolidated statements of operations for the three and six months ended June 30, 2012.

The following table presents the fair value of our outstanding derivative instruments as of June 30, 2012 and December 31, 2011:

	Balance Sheet Location	Fair Value of Financial Instruments
		As of June 30, 2012	As of December 31, 2011
Derivative Liabilities
Derivatives designated as hedging instruments - interest rate contracts	Other long term liabilities	$7,680	$6,522

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below:

	Amount of Loss Recognized in OCI		Amount of Loss Recognized in OCI
	on Derivative (Effective Portion)		on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedges	2012	2011	2012	2011
Total loss recognized in other comprehensive loss - interest rate contracts	$(433)	$(1,082)	$(743)	$(1,082)

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

—	Bonds payable: The carrying value of our long-term bonds payable reported in the condensed consolidated balance sheets approximates fair value. Refer to Note 6 for further information.

14.	RELATED PARTY TRANSACTION

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the six months ended June 30, 2012 and 2011, we incurred charges of $1,117 and $905, respectively, related to transactions with Mr. Bardis.

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

The table below highlights our primary results of operations for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	2011	Change		2012	2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(Unaudited, in millions)				(Unaudited, in millions)
Gross fees(1)	$203.8	$181.4	$22.4	12.3%	$392.8	$345.7	$47.1	13.6%
Revenue share obligation(1)	(40.8)	(34.0)	(6.8)	20.0	(79.9)	(67.7)	(12.2)	18.0

Total net revenue	163.0	147.4	15.6	10.6	312.9	278.0	34.9	12.6
Operating income	18.1	13.6	4.5	33.1	34.8	7.2	27.6	383.3
Net income (loss)	$2.2	$(2.5)	$4.7	188.0%	$2.0	$(18.7)	$20.7	110.7%
Adjusted EBITDA(1)	$49.0	$44.3	$4.7	10.6%	$95.4	$85.2	$10.2	12.0%
Adjusted EBITDA margin(1)	30.1%	30.1%			30.5%	30.6%
Diluted Adjusted EPS(1)	$0.28	$0.23	$0.05	21.7%	$0.51	$0.40	$0.11	27.5%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

The increases in non-GAAP gross fees and total net revenue during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 were primarily attributable to:

—

growth in our Spend and Clinical Resource Management segment from our medical device consulting and strategic sourcing services, and vendor administrative fees as well as revenue related to achievement of certain client financial performance targets earned during the quarter; and

—

growth in our Revenue Cycle Management segment from our revenue cycle technology tools partially offset by a decrease in our comprehensive revenue cycle services due to a performance fee received during 2011 that did not recur in 2012.

The increases in non-GAAP gross fees and total net revenue during the six months ended June 30, 2012 compared to the six months ended June 30, 2011 were primarily attributable to:

—

growth in our Spend and Clinical Resource Management segment from our medical device consulting and strategic sourcing services, and vendor administrative fees as well as revenue related to achievement of certain client financial performance targets earned during the quarter; and

—	growth in our Revenue Cycle Management segment from our revenue cycle technology tools and revenue cycle services.

The increase in operating income during the three months ended June 30, 2012 compared to the three months ended June 30, 2011, was primarily attributable to the growth in net revenue discussed above in addition to a $4.8 million decrease in acquisition and integration-related expenses partially offset by the following operating expenses:

—	increased cost of revenue within our Revenue Cycle Management segment attributable to a higher percentage of net revenue being derived from service-based engagements;

—	higher operating expenses primarily related to increased compensation expense for new and existing personnel and higher professional fees;

—

higher share-based compensation expense primarily due to the reversal of $6.5 million of share-based compensation during the three months ended June 30, 2011 as the specific performance criteria for certain restricted stock grants and SSAR grants were not met; and

—	an increase in depreciation expense from additions to property and equipment including purchased software.

The increase in operating income during the six months ended June 30, 2012 compared to the six months ended June 30, 2011, was primarily attributable to the growth in net revenue discussed above in addition to a $15.7 million decrease in acquisition and integration-related expenses partially offset by the following operating expenses:

—	increased cost of revenue within our Revenue Cycle Management segment attributable to a higher percentage of net revenue being derived from service-based engagements;

—	higher operating expenses primarily related to increased compensation expense for new and existing personnel and higher professional fees;

—

higher share-based compensation expense primarily due to the reversal of $6.5 million of share-based compensation during the three months ended June 30, 2011 as the specific performance criteria for certain restricted stock grants and SSAR grants were not met; and

—	an increase in depreciation expense from additions to property and equipment including purchased software.

For the three and six months ended June 30, 2012, increases in consolidated non-GAAP adjusted EBITDA compared to the three and six months ended June 30, 2011 were primarily attributable to the net revenue increase discussed above, as well as lower overall expense growth.

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

—	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

—	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Results of Operations

Consolidated Tables

The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited, in thousands)		(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$107,512	$93,799	$212,016	$184,124
Revenue share obligation(1)	(40,817)	(33,984)	(79,905)	(67,727)
Other service fees	35,420	31,297	63,269	54,049

Total Spend and Clinical Resource Management	102,115	91,112	195,380	170,446
Revenue Cycle Management	60,895	56,262	117,520	107,487

Total net revenue	163,010	147,374	312,900	277,933
Operating expenses:
Spend and Clinical Resource Management	77,173	78,672	148,223	159,482
Revenue Cycle Management	56,011	48,208	108,191	95,391

Total segment operating expenses	133,184	126,880	256,414	254,873
Operating income
Spend and Clinical Resource Management	24,942	12,440	47,157	10,964
Revenue Cycle Management	4,884	8,054	9,329	12,096

Total segment operating income	29,826	20,494	56,486	23,060
Corporate expenses(2)	11,726	6,868	21,678	15,907

Operating income	18,100	13,626	34,808	7,153
Other income (expense):
Interest expense	(16,871)	(18,075)	(34,050)	(36,124)
Other income	228	109	335	280

Income (loss) before income taxes	1,457	(4,340)	1,093	(28,691)
Income tax benefit	(794)	(1,852)	(919)	(10,033)

Net income (loss)	2,251	(2,488)	2,012	(18,658)
Reportable segment adjusted EBITDA(3):
Spend and Clinical Resource Management	44,558	37,355	86,506	73,505
Revenue Cycle Management	$12,079	$14,251	$23,697	$25,721
Reportable segment adjusted EBITDA margin(4):
Spend and Clinical Resource Management	43.6%	41.0%	44.3%	43.1%
Revenue Cycle Management	19.8%	25.3%	20.2%	23.9%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended June 30, 2012 and June 30, 2011

	Three Months Ended June 30,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$107,512	66.0%	$93,799	63.6%	$13,713	14.6%
Revenue share obligation(1)	(40,817)	(25.0)	(33,984)	(23.1)	(6,833)	20.1
Other service fees	35,420	21.7	31,297	21.2	4,123	13.2

Total Spend and Clinical Resource Management	102,115	62.6	91,112	61.8	11,003	12.1
Revenue Cycle Management	60,895	37.4	56,262	38.2	4,633	8.2

Total net revenue	$163,010	100.0%	$147,374	100.0%	$15,636	10.6%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the three months ended June 30, 2012 was $163.0 million, an increase of approximately $15.6 million, or 10.6%, from total net revenue of $147.4 million for the three months ended June 30, 2011. The increase in total net revenue was comprised of an $11.0 million increase in SCM revenue and a $4.6 million increase in RCM revenue. For the three months ended June 30, 2012 and 2011, performance-related revenue as a percentage of consolidated net revenue amounted to approximately 3.1% and 3.7%, respectively. Revenue may fluctuate significantly from period to period based upon achieving and receiving customer acknowledgement of our achievement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the three months ended June 30, 2012 was $102.1 million, an increase of $11.0 million, or 12.1%, from net revenue of $91.1 million for the three months ended June 30, 2011. The increase was the result of an increase in gross administrative fees of $13.7 million, or 14.6%, partially offset by an approximate $6.8 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $4.1 million.

—

Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $13.7 million, or 14.6%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—

Revenue share obligation. Non-GAAP revenue share obligation increased $6.8 million, or 20.1%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 38.0% and 36.2% for the three months ended June 30, 2012 and 2011, respectively. Our revenue share ratio increased during the three months ended June 30, 2012 as a result of gross administrative fee growth driven by clients that are entitled to a higher revenue share percentage. We may continue to experience fluctuations in our revenue share ratio based on the mix of clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements.

—

Other service fees. The $4.1 million, or 13.2%, increase in other service fees primarily related to $4.3 million in higher revenues from medical device consulting and strategic sourcing services. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing clients. The increase was partially offset by a $0.2 million decrease in revenue relating to our decision support services business. In addition, we recorded $5.1 million in revenue associated with our annual client and vendor meeting for the three months ended June 30, 2012 compared to $5.0 million for the three months ended June 30, 2011.

Revenue Cycle Management net revenue. RCM net revenue for the three months ended June 30, 2012 was $60.9 million, an increase of $4.6 million, or 8.2%, from net revenue of $56.3 million for the three months ended June 30, 2011. The increase was attributable to a $5.3 million increase in revenue from our revenue cycle technology tools partially offset by a $0.7 million decrease in revenue from our comprehensive revenue cycle service engagements. As we engage new clients, renew with existing clients and complete existing contracts, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by fewer agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Three Months Ended June 30,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$ 34,730	21.3%	$ 30,488	20.7%	$ 4,242	13.9%
Product development expenses	6,638	4.1	6,202	4.2	436	7.0
Selling and marketing expenses	19,178	11.8	18,000	12.2	1,178	6.5
General and administrative expenses	56,574	34.7	46,770	31.7	9,804	21.0
Acquisition and integration-related expenses	2,028	1.2	6,828	4.6	(4,800)	(70.3)
Depreciation	7,281	4.5	5,228	3.5	2,053	39.3
Amortization of intangibles	18,481	11.3	20,232	13.7	(1,751)	(8.7)

Total operating expenses	144,910	88.9	133,748	90.8	11,162	8.3
Operating expenses by segment:
Spend and Clinical Resource Management	77,173	47.3	78,672	53.4	(1,499)	(1.9)
Revenue Cycle Management	56,011	34.4	48,208	32.7	7,803	16.2

Total segment operating expenses	133,184	81.7	126,880	86.1	6,304	5.0
Corporate expenses	11,726	7.2	6,868	4.7	4,858	70.7

Total operating expenses	$ 144,910	88.9%	$ 133,748	90.8%	$ 11,162	8.3%

Cost of revenue. Cost of revenue for the three months ended June 30, 2012 was $34.7 million, or 21.3% of total net revenue, an increase of $4.2 million, or 13.9%, from cost of revenue of $30.5 million, or 20.7% of total net revenue, for the three months ended June 30, 2011. The increase was primarily attributable to an increase in service-related engagements in our RCM segment, which resulted in a higher cost of revenue given these activities are more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our customers. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements, which affects period over period comparability and profitability.

Product development expenses. Product development expenses for the three months ended June 30, 2012 were $6.6 million, or 4.1% of total net revenue, an increase of $0.4 million, or 7.0%, from product development expenses of $6.2 million, or 4.2% of total net revenue, for the three months ended June 30, 2011.

The increase was primarily attributable to a $0.6 million increase in professional fees partially offset by a $0.2 million decrease in compensation expense to new and existing employees. Our product development capitalization rate for the three months ended June 30, 2012 and 2011, was 62.7% and 46.4%, respectively. The higher capitalization rate for the three months ended June 30, 2012 was primarily due to: (i) an increase in product development within our SCM segment attributable to investments in integration-related activities in connection with combining the operations of Broadlane with our existing operations; and (ii) an increase in RCM investments in product development primarily due to new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2012 were $19.2 million, or 11.8% of total net revenue, an increase of $1.2 million, or 6.5%, from selling and marketing expenses of $18.0 million, or 12.2% of total net revenue, for the three months ended June 30, 2011. The increase was attributable to a $0.9 million increase in share-based compensation expense primarily due to the reversal of share-based compensation during the three months ended June 30, 2011 relating to certain performance-based restricted stock grants and SSAR grants (as discussed in the “Overview”); a $0.8 million increase in compensation expense relating to new and existing employees; and a $0.3 million increase in other operating infrastructure expense. The increase was partially offset by a $0.8 million decrease in expenses associated with our client and vendor meeting. Total expenses related to our client and vendor meeting amounted to $6.2 million and $7.0 million for the three months ended June 30, 2012 and 2011, respectively.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2012 were approximately $56.6 million, or 34.7% of total net revenue, an increase of $9.8 million, or 21.0%, from general and administrative expenses of $46.8 million, or 31.7% of total net revenue, for the three months ended June 30, 2011. The increase was attributable to a $4.5 million increase in compensation expense to new and existing employees, primarily operations-based employees; a $3.3 million increase in share-based compensation expense (for the reason described under “Selling and marketing expenses”); a $1.0 million increase in professional fees; a $0.5 million increase in telecommunications expense; and a $0.5 million increase in other operating infrastructure expense.

Acquisition-related expenses. Acquisition and integration-related expenses for the three months ended June 30, 2012 were $2.0 million, or 1.2% of total net revenue, a decrease of $4.8 million, from acquisition-related expenses of $6.8 million, or 4.6% of total net revenue, for the three months ended June 30, 2011. The decrease was attributable to the decrease in costs relating to our integration and restructuring associated with our restructuring plans which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs.

We expect to continue to incur costs in future periods related to our plans including aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems. However, we expect these additional costs will be substantially less than those incurred in 2011.

Depreciation. Depreciation expense for the three months ended June 30, 2012 was $7.3 million, or 4.5% of total net revenue, an increase of $2.1 million, or 39.3%, from depreciation of $5.2 million, or 3.5% of total net revenue, for the three months ended June 30, 2011. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development.

Amortization of intangibles. Amortization of intangibles for the three months ended June 30, 2012 was $18.5 million, or 11.3% of total net revenue, a decrease of $1.7 million, or 8.7%, from amortization of intangibles of $20.2 million, or 13.7% of total net revenue, for the three months ended June 30, 2011. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the three months ended June 30, 2012 were $77.2 million, or 47.3% of total net revenue, a decrease of $1.5 million, or 1.9%, from $78.7 million, or 53.4% of total net revenue for the three months ended June 30, 2011. As a percentage of SCM segment net revenue, segment expenses were 75.6% and 86.3% for the three months ended June 30, 2012 and 2011, respectively.

The decrease was primarily attributable to a $4.8 million decrease in integration and restructuring costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $1.6 million decrease in cost of revenue in connection with lower direct labor costs; a $1.2 million decrease in the amortization of intangibles as certain of these intangible assets reached the end of their useful life; and a $0.7 million decrease in expenses associated with our client and vendor meeting. The decrease was partially offset by a $5.2 million increase in compensation expense to new and existing employees, primarily operations-based employees; a $0.8 million increase in share-based compensation expense (for the reason described under “Selling and marketing expenses”); a $0.4 million increase in depreciation expense; and a $0.4 million increase in other operating infrastructure expense.

Revenue Cycle Management expenses. RCM operating expenses for the three months ended June 30, 2012 were $56.0 million, or 34.4% of total net revenue, an increase of $7.8 million, or 16.2%, from $48.2 million, or 32.7% of total net revenue, for the three months ended June 30, 2011. As a percentage of RCM segment net revenue, segment expenses were 92.0% and 85.7% for the three months ended June 30, 2012 and 2011, respectively.

RCM operating expenses increased as a result of a $5.0 million increase in cost of revenue in connection with higher direct labor costs related to more service-based engagements; a $1.3 million increase in professional fees; a $1.0 million increase in telecommunications expense; a $0.9 million increase in share-based compensation expense (for the reason described under “Selling and marketing expenses”); and a $0.7 million increase in depreciation expense. The increase was partially offset by a $0.6 million decrease in amortization of intangibles as certain of these intangible assets reached the end of their useful life; and a $0.5 million decrease in other operating infrastructure expense.

Corporate expenses. Corporate expenses for the three months ended June 30, 2012 were $11.7 million, an increase of $4.8 million, or 70.7%, from $6.9 million for the three months ended June 30, 2011, or 7.2% and 4.7% of total net revenue, respectively. The increase in corporate expenses was primarily attributable to a $3.3 million increase in share-based compensation expense (for the reason described under “Selling and marketing expenses”); a $1.1 million increase in depreciation expense and a $0.4 million increase in professional fees.

Non-operating Expenses

Interest expense. Interest expense for the three months ended June 30, 2012 was $16.9 million, a decrease of $1.2 million from interest expense of $18.1 million for the three months ended June 30, 2011. The decrease in interest expense was primarily due to: (i) a lower level of indebtedness compared to the prior period and (ii) our revolving credit facility having a lower interest rate as it is not subject to the minimum 1.50% LIBOR floor. As of June 30, 2012, we had total indebtedness of $930.5 million compared to $931.8 million as of June 30, 2011. See Note 6 of the Notes to our Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the three months ended June 30, 2012 was $0.2 million, comprised of $0.1 million in rental income and $0.1 million from a gain on the sale of certain assets. Other income for the three months ended June 30, 2011 was $0.1 million, primarily comprised of rental income.

Income tax benefit. Income tax benefit for the three months ended June 30, 2012 was $0.8 million, a decrease of $1.0 million from an income tax benefit of $1.8 million for the three months ended June 30, 2011, which was primarily attributable to increased income before taxes. During the three months ended June 30, 2012, we realigned our legal entities for tax reporting purposes to fully reflect the integration of the Broadlane acquisition into our operations. The realignment required us to recognize a reduction in our state income tax rate and as a result, we recognized a $1.4 million discrete tax benefit during the three months ended June 30, 2012. As a result, income tax benefit recorded during the three months ended June 30, 2012 and 2011 reflected an effective income tax rate of (54.5%) and 42.7%, respectively.

In August 2011, we were notified by the Internal Revenue Service that the 2009 federal income tax returns for both MedAssets, Inc. and its subsidiaries and Broadlane and its subsidiaries had been selected for examination. Fieldwork commenced in September 2011. No conclusion or preliminary results have been communicated to us. We do not expect any material assessment to be realized from these examinations. We anticipate that the examinations will be completed in the fourth quarter of 2012.

Comparison of the Six Months Ended June 30, 2012 and June 30, 2011

	Six Months Ended June 30,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$212,016	67.8%	$184,124	66.2%	$27,892	15.1%
Revenue share obligation(1)	(79,905)	(25.5)	(67,727)	(24.4)	(12,178)	18.0
Other service fees	63,269	20.2	54,049	19.4	9,220	17.1

Total Spend and Clinical Resource Management	195,380	62.4	170,446	61.3	24,934	14.6
Revenue Cycle Management	117,520	37.6	107,487	38.7	10,033	9.3

Total net revenue	$312,900	100.0%	$277,933	100.0%	$34,967	12.6%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the six months ended June 30, 2012 was $312.9 million, an increase of approximately $35.0 million, or 12.6%, from total net revenue of $277.9 million for the six months ended June 30, 2011. Total net revenue for the six months ended June 30, 2011 excludes $6.1 million of revenue due to purchase accounting revenue adjustments required under GAAP (refer to footnote 4 of the Adjusted EBITDA Reconciliation table included in the “Use of Non-GAAP Financial Measures” section for additional information). Had this amount been included in total net revenue for the six months ended June 30, 2011, our total net revenue for the six months ended June 30, 2012 would have reflected an increase of 10.2% as compared to the prior period. The increase in total net revenue was comprised of a $25.0 million increase in SCM revenue and a $10.0 million increase in RCM revenue. For the six months ended June 30, 2012 and 2011, performance-related revenue as a percentage of consolidated net revenue amounted to approximately 3.2% and 2.4%, respectively. Revenue may fluctuate significantly from period to period based upon achieving and receiving customer acknowledgement of our achievement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the six months ended June 30, 2012 was $195.4 million, an increase of $25.0 million, or 14.6%, from net revenue of $170.4 million for the six months ended June 30, 2011. SCM net revenue for the six months ended June 30, 2011 excludes $6.1 million of revenue due to purchase accounting revenue adjustments required under GAAP. Had this amount been included in total SCM net revenue for the six months ended June 30, 2011, our SCM net revenue for the six months ended June 30, 2012 would have reflected an increase of 10.7% as compared to the prior period. The increase was the result of an increase in gross administrative fees of $27.9 million, or 15.1%, partially offset by an approximate $12.1 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $9.2 million.

—

Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $27.9 million, or 15.1%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors. Non-GAAP gross administrative revenue for the six months ended June 30, 2011 excludes $9.2 million of revenue due to purchase accounting revenue adjustments required under GAAP. Had this amount been included in non-GAAP gross administrative fee revenue for the six months ended June 30, 2011, our non-GAAP gross administrative fee revenue for the six months ended June 30, 2012 would have reflected an increase of 9.7% as compared to the prior period. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—

Revenue share obligation. Non-GAAP revenue share obligation increased $12.1 million, or 18.0%, as compared to the prior period. Non-GAAP revenue share obligation for the six months ended June 30, 2011 excludes $4.7 million of purchase accounting revenue adjustments required under GAAP. Had this amount been included in non-GAAP revenue share obligation for the six months ended June 30, 2011, our non-GAAP revenue share obligation for the six months ended June 30, 2012 would have reflected an increase of 10.4% as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 37.7% and 36.8% for the six months ended June 30, 2012 and 2011, respectively. Our revenue share ratio increased during the six months ended June 30, 2012 as a result of gross administrative fee growth driven by clients that are entitled to a higher revenue share percentage. We may continue to experience fluctuations in our revenue share ratio based on the mix of clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements.

—

Other service fees. The $9.2 million, or 17.1%, increase in other service fees primarily related to $9.9 million in higher revenues from medical device consulting and strategic sourcing services. Other service fees for the six months ended June 30, 2011 excludes $1.6 million of revenue due to purchase accounting revenue adjustments required under GAAP. Had this amount been included in other service fees for the six months ended June 30, 2011, our other service fee revenue for the six months ended June 30, 2012 would have reflected an increase of 13.8% as compared to the prior period. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing clients. The increase was partially offset by a $0.7 million decrease in revenue relating to our decision support services business. In addition, we recorded $5.1 million in revenue associated with our annual client and vendor meeting for the six months ended June 30, 2012 compared to $5.0 million for the six months ended June 30, 2011.

Revenue Cycle Management net revenue. RCM net revenue for the six months ended June 30, 2012 was $117.5 million, an increase of $10.0 million, or 9.3%, from net revenue of $107.5 million for the six months ended June 30, 2011. The increase was attributable to a $9.0 million increase in revenue from our revenue cycle technology tools and a $1.0 million increase in revenue from our comprehensive revenue cycle service engagements. As we engage new clients, renew with existing clients and complete existing contracts, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by fewer agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Six Months Ended June 30,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$ 66,013	21.1%	$ 61,043	22.0%	$ 4,970	8.1%
Product development expenses	13,560	4.3	12,875	4.6	685	5.3
Selling and marketing expenses	33,726	10.8	30,601	11.0	3,125	10.2
General and administrative expenses	110,410	35.3	95,911	34.5	14,499	15.1
Acquisition and integration-related expenses	3,277	1.0	18,971	6.8	(15,694)	(82.7)
Depreciation	13,695	4.4	10,907	3.9	2,788	25.6
Amortization of intangibles	37,411	12.0	40,472	14.6	(3,061)	(7.6)

Total operating expenses	278,092	88.9	270,780	97.4	7,312	2.7
Operating expenses by segment:
Spend and Clinical Resource Management	148,223	47.4	159,482	57.4	(11,259)	(7.1)
Revenue Cycle Management	108,191	34.6	95,391	34.3	12,800	13.4

Total segment operating expenses	256,414	81.9	254,873	91.7	1,541	0.6
Corporate expenses	21,678	6.9	15,907	5.7	5,771	36.3

Total operating expenses	$ 278,092	88.9%	$ 270,780	97.4%	$ 7,312	2.7%

Cost of revenue. Cost of revenue for the six months ended June 30, 2012 was $66.0 million, or 21.1% of total net revenue, an increase of $5.0 million, or 8.1%, from cost of revenue of $61.0 million, or 22.0% of total net revenue, for the six months ended June 30, 2011. The increase was primarily attributable to an increase in service-related engagements in our RCM segment, which resulted in a higher cost of revenue given these activities are more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our customers. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements, which affects period over period comparability and profitability.

Product development expenses. Product development expenses for the six months ended June 30, 2012 were $13.6 million, or 4.3% of total net revenue, an increase of $0.7 million, or 5.3%, from product development expenses of $12.9 million, or 4.6% of total net revenue, for the six months ended June 30, 2011.

The increase was primarily attributable to a $1.2 million increase in professional fees partially offset by a $0.5 million decrease in compensation expense to new and existing employees. Our product development capitalization rate for the six months ended June 30, 2012 and 2011, was 59.8% and 45.3%, respectively. The higher capitalization rate for the six months ended June 30, 2012 was primarily due to: (i) an increase in product development within our SCM reporting unit attributable to investments in integration-related activities in connection with combining the operations of Broadlane with our existing operations; and (ii) an increase in RCM investments in product development primarily due to new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2012 were $33.7 million, or 10.8% of total net revenue, an increase of $3.1 million, or 10.2%, from selling and marketing expenses of $30.6 million, or 11.0% of total net revenue, for the six months ended June 30, 2011. The increase was attributable to a $2.1 million increase in compensation expense relating to new and existing employees; a $1.0 million increase in share-based compensation expense primarily due to the reversal of share-based compensation during the three months ended June 30, 2011 relating to certain performance-based restricted stock grants and SSAR grants (as discussed in the “Overview”); and a $0.8 million increase in other operating infrastructure expense. The increase was partially offset by a $0.8 million decrease in expenses associated with our client and vendor meeting. Total expenses related to our client and vendor meeting amounted to $6.2 million and $7.0 million for the six months ended June 30, 2012 and 2011, respectively.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2012 were approximately $110.4 million, or 35.3% of total net revenue, an increase of $14.5 million, or 15.1%, from general and administrative expenses of $95.9 million, or 34.5% of total net revenue, for the six months ended June 30, 2011. The increase was attributable to a $7.3 million increase in compensation expense to new and existing employees, primarily operations-based employees; a $2.8 million increase in share-based compensation expense (for the reason described under “Selling and marketing expenses”); a $2.0 million increase in professional fees; a $1.2 million increase in telecommunications expense; and a $1.2 million increase in other operating infrastructure expense.

Acquisition-related expenses. Acquisition and integration-related expenses for the six months ended June 30, 2012 were $3.3 million, or 1.0% of total net revenue, a decrease of $15.7 million, from acquisition-related expenses of $19.0 million, or 6.8% of total net revenue, for the six months ended June 30, 2011. The decrease was attributable to the decrease in costs relating to our integration and restructuring associated with our restructuring plans which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs.

We expect to continue to incur costs in future periods related to our plans including aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems. However, we expect these additional costs will be substantially less than those incurred in 2011.

Depreciation. Depreciation expense for the six months ended June 30, 2012 was $13.7 million, or 4.4% of total net revenue, an increase of $2.8 million, or 25.6%, from depreciation of $10.9 million, or 3.9% of total net revenue, for the six months ended June 30, 2011. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development.

Amortization of intangibles. Amortization of intangibles for the six months ended June 30, 2012 was $37.4 million, or 12.0% of total net revenue, a decrease of $3.1 million, or 7.6%, from amortization of intangibles of $40.5 million, or 14.6% of total net revenue, for the six months ended June 30, 2011. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the six months ended June 30, 2012 were $148.2 million, or 47.4% of total net revenue, a decrease of $11.3 million, or 7.1%, from $159.5 million, or 57.4% of total net revenue for the six months ended June 30, 2011. As a percentage of SCM segment net revenue, segment expenses were 75.9% and 93.6% for the six months ended June 30, 2012 and 2011, respectively.

The decrease was primarily attributable to a $15.6 million decrease in integration and restructuring costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $3.7 million decrease in cost of revenue in connection with lower direct labor costs; a $2.1 million decrease in the amortization of intangibles as certain of these intangible assets reached the end of their useful life; a $0.7 million decrease in expenses associated with our client and vendor meeting; and a $0.4 million decrease in rent expense. The decrease was partially offset by an $9.8 million increase in compensation expense to new and existing employees, primarily operations-based employees; a $0.5 million increase in share-based compensation expense (for the reason described under “Selling and marketing expenses”); a $0.5 million increase in other operating infrastructure expense; and a $0.4 million increase in professional fees.

Revenue Cycle Management expenses. RCM operating expenses for the six months ended June 30, 2012 were $108.2 million, or 34.6% of total net revenue, an increase of $12.8 million, or 13.4%, from $95.4 million, or 34.3% of total net revenue, for the six months ended June 30, 2011. As a percentage of RCM segment net revenue, segment expenses were 92.1% and 88.7% for the six months ended June 30, 2012 and 2011, respectively.

RCM operating expenses increased as a result of a $8.3 million increase in cost of revenue in connection with higher direct labor costs related to more service-based engagements; a $2.5 million increase in professional fees; a $2.1 million increase in telecommunications expense; a $0.9 million increase in depreciation expense; and a $0.8 million increase in share-based compensation expense (for the reason described under “Selling and marketing expenses”). The increase was partially offset by a $1.0 million decrease in amortization of intangibles as certain of these intangible assets reached the end of their useful life; a $0.6 million decrease in compensation expense to new and existing employees; and a $0.2 million decrease in other operating infrastructure expense.

Corporate expenses. Corporate expenses for the six months ended June 30, 2012 were $21.7 million, an increase of $5.8 million, or 36.3%, from $15.9 million for the six months ended June 30, 2011, or 6.9% and 5.7% of total net revenue, respectively. The increase in corporate expenses was attributable to a $2.9 million increase in share-based compensation expense (for the reason described within “Selling and marketing expenses”); a $2.1 million increase in depreciation expense; and a $0.8 million increase in other operating infrastructure expense.

Non-operating Expenses

Interest expense. Interest expense for the six months ended June 30, 2012 was $34.0 million, a decrease of $2.1 million from interest expense of $36.1 million for the six months ended June 30, 2011. The decrease in interest expense was primarily due to: (i) a lower level of indebtedness compared to the prior period and (ii) our revolving credit facility having a lower interest rate as it is not subject to the minimum 1.50% LIBOR floor. As of June 30, 2012, we had total indebtedness of $930.5 million compared to $931.8 million as of June 30, 2011. See Note 6 of the Notes to our Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the six months ended June 30, 2012 was $0.3 million, primarily comprised of $0.2 million in rental income and $0.1 million from a gain on the sale of certain assets. Other income for the six months ended June 30, 2011 was $0.3 million, comprised of rental income.

Income tax benefit. Income tax benefit for the six months ended June 30, 2012 was $0.9 million, a decrease of $9.1 million from an income tax benefit of $10.0 million for the six months ended June 30, 2011, which was primarily attributable to increased income before taxes. During the three months ended June 30, 2012, we realigned our legal entities for tax reporting purposes to fully reflect the integration of the Broadlane acquisition into our operations. The realignment required us to recognize a reduction in our state income tax rate and as a result, we recognized a $1.4 million discrete tax benefit during the three months ended June 30, 2012. As a result, income tax benefit recorded during the six months ended June 30, 2012 and 2011 reflected an effective income tax rate of (84.1%) and 35.0%, respectively.

In August 2011, we were notified by the Internal Revenue Service that the 2009 federal income tax returns for both MedAssets, Inc. and its subsidiaries and Broadlane and its subsidiaries had been selected for examination. Fieldwork commenced in September 2011. No conclusion or preliminary results have been communicated to us. We do not expect any material assessment to be realized from these examinations. We anticipate that the examinations will be completed in the fourth quarter of 2012.

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

We have not historically utilized borrowings available under our existing credit agreement to fund operations. We have an auto-borrowing plan which causes excess cash on hand to be used to repay our swing-line credit facility on a daily basis. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further details.

As of June 30, 2012, we had $55.0 million drawn on our revolving credit facility resulting in $94.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of June 30, 2012 and December 31, 2011, we had cash and cash equivalents totaling $5.4 million and $62.9 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)

Net income (loss)	$ 2.0	$ (18.7)	$ 20.7	110.7%
Non-cash items	60.2	40.1	20.1	50.1
Net changes in working capital	0.5	15.9	(15.4)	-96.9

Net cash provided by operations	$ 62.7	$ 37.3	$ 25.4	68.1%

Net loss represents the loss attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, amortization of debt issuance costs and non-cash interest expense. Refer to our Condensed Consolidated Statement of Cash Flows for details regarding these non-cash items. The total for these non-cash expenses was $60.2 million and $40.1 million for the six months ended June 30, 2012 and 2011, respectively. The increase in non-cash expenses for the six months ended June 30, 2012 compared to June 30, 2011 was primarily attributable to: (i) an increase in deferred income taxes primarily associated with the Broadlane acquisition; (ii) an increase in share-based compensation; and (iii) an increase in the depreciation of property and equipment. The increase was partially offset by: (i) a decrease in amortization of intangibles; and (ii) a decrease in non-cash interest expense primarily associated with the deferred payment that was made in January 2012. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the six months ended June 30, 2012, the working capital changes resulting in an increase to cash flow from operations of $0.5 million primarily consisted of the following:

Increase to cash flow

—	a decrease in accounts receivable of $10.0 million primarily related to the timing of invoicing and cash collections;

—	a decrease in other long-term assets of $1.6 million related to the timing of cash payments for our deferred sales expenses partially offset by an increase in deferred implementation costs;

—	an increase in deferred revenue of $2.6 million for cash receipts not yet recognized as revenue; and

—	a $0.5 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO.

The working capital changes resulting in increases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in decreases to cash flow:

Decrease to cash flow

—	an increase in prepaid expenses and other assets of $3.1 million primarily related to an increase in software maintenance costs and higher prepaid taxes partially offset by lower prepaid insurance;

—	a $4.9 million working capital decrease in trade accounts payable due to the timing of various payment obligations; and

—	a $6.5 million decrease in accrued payroll and benefits due to payroll cycle timing and the payment of our 2011 performance-based compensation expense.

For the six months ended June 30, 2011, the working capital changes resulting in an increase to cash flow from operations of $15.9 million primarily consisted of the following:

Increase to cash flow

—	a decrease in prepaid expenses and other assets of $2.9 million primarily related to an income tax refund received during the year;

—	a decrease in accounts receivable of $2.1 million primarily related to the timing of invoicing and cash collections;

—	a $11.5 million increase in deferred revenue for cash receipts not yet recognized as revenue;

—	an increase in accrued revenue share obligation and rebates of $4.1 million due to the timing of cash payments and customer purchasing volume at our GPO; and

—	a $1.8 million increase in accrued payroll and benefits due to payroll cycle timing.

The working capital changes resulting in increases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in a reduction to cash flow:

Decrease of cash flow

—	an increase in other long-term assets of $2.8 million related to the timing of cash payments for our deferred sales expenses and an increase in our deferred implementation costs; and

—	a $3.8 million decrease in other accrued expenses due to the timing of various payment obligations.

Investing Activities.

Investing activities used $28.1 million of cash for the six months ended June 30, 2012 which included: $20.2 million for investment in software development; and $7.9 million of capital expenditures. The increase in cash used for investing activities compared to the prior period was primarily due to: (i) investments in software development in connection with combining the operations of Broadlane with our existing operations; and (ii) RCM software development primarily due to new product features and functionality, new technologies, and upgrades to our service offerings.

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

Financing Activities.

Financing activities used $92.1 million of cash for the six months ended June 30, 2012. We borrowed $55.0 million from our revolving credit facility to partially fund the deferred payment obligation made in January 2012. We also received $1.8 million from the issuance of common stock; and $0.3 million from the excess tax benefit from the exercise of stock options. This was offset by $120.1 million for the payment of the deferred purchase consideration made in connection with the Broadlane Acquisition; payments made on our credit facility of $28.2 million in addition to payments of $0.3 million that were made on our finance obligation (as discussed below). In addition, we repurchased approximately 62,000 shares of our common stock under our share repurchase program totaling $0.6 million. We are required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of our credit agreement. We will be required to make any necessary cash flow payment within the first quarter of 2013.

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

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of June 30, 2012 for each respective year (Unaudited, in thousands):

Amount
2012	$6,243(1)
2013	13,259
2014	13,356
2015	11,673
2016	9,129
Thereafter	67,750

Total future minimum rental payments	$121,410

  (1) Represents the remaining rental payments due during the fiscal year ending December 31, 2012.

As of June 30, 2012, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Our Board and management also use these measures as; i) one of the primary methods for planning and forecasting overall expectations and for evaluating, on at least a quarterly and annual basis, actual results against such expectations; and ii) as a performance evaluation metric in determining achievement of certain executive incentive compensation programs, as well as for incentive compensation plans for employees generally.

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

The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation	2012	2011	2012	2011
	(Unaudited, in thousands)		(Unaudited, in thousands)
Net income (loss)	$2,251	$(2,488)	$2,012	$(18,658)
Depreciation	7,281	5,228	13,695	10,907
Depreciation (included in cost of revenue)	407	254	817	509
Amortization of intangibles	18,481	20,232	37,411	40,472
Amortization of intangibles (included in cost of revenue)	139	139	278	278
Interest expense, net of interest income(1)	16,866	18,068	34,045	36,110
Income tax benefit	(794)	(1,852)	(919)	(10,033)

EBITDA	44,631	39,581	87,339	59,585
Share-based compensation expense(2)	2,456	(2,521)	5,015	822
Rental income from capitalizing building lease(3)	(109)	(109)	(219)	(218)
Purchase accounting adjustments(4)	—	499	—	6,063
Acquisition and integration-related expenses(5)	2,028	6,828	3,277	18,971

Adjusted EBITDA	$49,006	$44,278	$95,412	$85,223

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net loss due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements filed in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of this rental income.

(4)	Upon acquiring Broadlane on November 16, 2010, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to client purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us and recording any corresponding revenue share obligation as a liability).

For the three months ended June 30, 2011, the $0.5 million represents the net amount of: (i) approximately $0.7 million in gross administrative fees and $1.4 million in other service fees primarily based on vendor reporting received from April 1, 2011 through June 30, 2011 relating to purchases made prior to the acquisition date, and (ii) a corresponding revenue share obligation of $0.2 million relating to the same period.

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

(5)	Represents the amount attributable to acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs. We expect to incur costs in future periods related to our plans including but not limited to aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems.

Adjusted Net Income and Diluted Adjusted Earnings Per Share. The Company defines: i) adjusted net income as net income excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items on a tax-adjusted basis, non-cash share-based compensation and certain acquisition and integration-related expenses on a tax adjusted basis; and ii) diluted adjusted EPS as earnings per share excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items, non-cash share-based compensation and certain acquisition and integration-related expenses on a tax-adjusted basis. Adjusted net income and diluted adjusted EPS are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Diluted adjusted EPS growth has been used historically by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s Long-Term Performance Incentive Plan will vest. Use of these measures allows management and the Board to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and assess organic growth and accretive business transactions. As a significant portion of senior management’s incentive based compensation has been based on the achievement of certain diluted adjusted EPS growth over time, which is intended to reward them for organic growth and accretive business transactions, investors may find such information useful; however, as non-GAAP financial measures, adjusted net income and diluted adjusted EPS are not the sole measures of the Company’s financial performance and may not be the best measures for investors to gauge such performance.

	Three Months Ended June 30,		Six Months Ended June 30,
Per share data	2012	2011	2012	2011
		(Unaudited)
EPS - diluted	$0.04	$(0.04)	$0.03	$(0.33)

Pre-tax non-cash, acquisition-related intangible amortization and depreciation	0.33	0.36	0.66	0.73

Pre-tax non-cash, share-based compensation(1)	0.04	(0.04)	0.09	0.02

Pre-tax acquisition and integration-related expenses(2)	0.03	0.12	0.06	0.33

Pre-tax purchase accounting adjustment(3)	—	0.01	—	0.11

Pre-tax deferred payment interest expense accretion(4)	—	0.01	—	0.02

Tax effect on pre-tax adjustments(5)	(0.16)	(0.19)	(0.33)	(0.48)

Non-GAAP adjusted EPS - diluted	$0.28	$0.23	$0.51	$0.40

Weighted average shares - diluted (in 000s)(6)	58,678	57,357	58,637	57,295

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited, in thousands)		(Unaudited, in thousands)

Net income (loss)	$2,251	$(2,488)	$2,012	$(18,658)

Pre-tax non-cash, acquisition-related intangible amortization and depreciation	19,093	20,917	38,635	41,841

Pre-tax non-cash, share-based compensation(1)	2,456	(2,521)	5,015	822

Pre-tax acquisition and integration-related expenses(2)	2,028	6,828	3,277	18,971

Pre-tax purchase accounting adjustment(3)	—	499	—	6,063

Pre-tax deferred payment interest expense accretion(4)	—	837	—	1,654

Tax effect on pre-tax adjustments(5)	(9,430)	$(10,624)	(18,770)	$(27,740)

Non-GAAP adjusted net income	$16,398	$13,448	$30,169	$22,953

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact, on a pre-tax basis, of acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	The amount represents the per share impact, on a pre-tax basis, of certain purchase accounting adjustments associated with the Broadlane Acquisition that reflect the fair value of gross administrative fee receivables and other service fees less revenue share obligation primarily related to client purchases that were reported to us subsequent to the consummation of the Broadlane Acquisition.

(4)	The amount represents the per share impact, on a pre-tax basis, of interest expense on the accretion of the $120.1 million deferred payment associated with the Broadlane Acquisition, which was made in January 2012. We believe such expenses are infrequent in nature and are not indicative of continuing operating performance.

(5)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. The Company generally utilizes its effective tax rate for each respective period to calculate the tax effect of each adjustment. Given the impact of the Broadlane Acquisition on the Company’s 2011 actual effective tax rate, the Company used a tax rate of 40.0% for the three and six months ended June 30, 2012 and 2011. The effective tax rate for the three months ended June 30, 2012 and 2011 was (54.5%) and 42.7%, respectively. The effective tax rate for the six months ended June 30, 2012 and 2011 was (84.1%) and 35.0%, respectively.

(6)	Given the Company’s net loss for the three and six months ended June 30, 2011, basic and diluted weighted average shares are the same for EPS and Non-GAAP diluted adjusted EPS.

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

Interest rate risk. We had outstanding borrowings on our term loan of $550.5 million and on our revolving credit facility of $55.0 million as of June 30, 2012. The term loan bears interest at LIBOR, subject to a floor of 1.5% plus an applicable margin. The revolving credit facility bears interest at LIBOR plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of June 30, 2012, which bears interest at 8% per annum.

Due to the additional indebtedness we incurred under the credit agreement and in connection with the issuance of the Notes, we expect to incur a significant increase in our interest expense in future periods. To the extent we do not hedge it, we expect our interest rate risk to rise accordingly. As required by our credit agreement, we entered into certain derivative instruments in 2011 to convert a portion of our variable rate term loan facility to a fixed rate debt. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loan and revolving credit facility, would have resulted in a $3.0 million increase to our interest expense for the six months ended June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three and six months ended June 30, 2012 were as follows (unaudited):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
January 1-31, 2012	62	$9.76	62	19,094
February 1-29, 2012	-	-	-	19,094
March 1-31, 2012	-	-	-	19,094
April 1-30, 2012	-	-	-	19,094
May 1-31, 2012	-	-	-	19,094
June 1-30, 2012	-	-	-	19,094

Total	62	$9.76	62

For additional information regarding our stock repurchase program, see Note 8 of Notes to Condensed Consolidated Financial Statements.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*	Employment Agreement, dated as of June 17, 2011, between MedAssets Services, LLC and
Gregory A. Stobel
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer
and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ JOHN A. BARDIS	Chairman of the Board of Directors and Chief Executive Officer	August 3, 2012
Name: John A. Bardis	(Principal Executive Officer)
/s/ CHARLES O. GARNER	Chief Financial Officer	August 3, 2012
Name: Charles O. Garner	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Employment Agreement, dated as of June 17, 2011, between MedAssets Services, LLC and
Gregory A. Stobel
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer
and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith