Form 10-Q
period 2012-09-30
MEDASSETS INC
filed 2012-11-05
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 24, 2012, the registrant had 59,056,342 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MedAssets, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$8,234	$62,947
Accounts receivable, net of allowances of $3,258 and $3,891 as of September 30, 2012 and December 31, 2011, respectively	94,884	104,039
Deferred tax asset, current portion	16,291	15,434
Prepaid expenses and other current assets	21,088	18,488

Total current assets	140,497	200,908
Property and equipment, net	119,909	101,471
Other long term assets
Goodwill	1,027,847	1,027,847
Intangible assets, net	347,703	403,371
Other	55,027	61,381

Other long term assets	1,430,577	1,492,599

Total assets	$1,690,983	$1,794,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,779	$21,185
Accrued revenue share obligation and rebates	71,477	70,906
Accrued payroll and benefits	28,971	33,265
Other accrued expenses	22,870	17,811
Current portion of deferred revenue	51,179	48,459
Deferred purchase consideration (Note 3)	-	120,136
Current portion of notes payable	6,350	6,350
Current portion of finance obligation	228	213

Total current liabilities	196,854	318,325
Notes payable, less current portion	567,538	572,300
Bonds payable	325,000	325,000
Finance obligation, less current portion	9,108	9,287
Deferred revenue, less current portion	14,038	14,148
Deferred tax liability	130,263	129,635
Other long term liabilities	10,378	7,670

Total liabilities	1,253,179	1,376,365
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 58,841,000 and 57,857,000 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	588	579
Additional paid-in capital	683,245	670,618
Accumulated other comprehensive loss (Note 12)	(4,982)	(4,061)
Accumulated deficit	(241,047)	(248,523)

Total stockholders’ equity	437,804	418,613

Total liabilities and stockholders’ equity	$1,690,983	$1,794,978

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$68,641	$62,635	$200,752	$179,032
Other service fees	94,800	80,923	275,589	242,459

Total net revenue	163,441	143,558	476,341	421,491

Operating expenses:

Cost of revenue (inclusive of certain amortization expense)	34,570	29,528	100,583	90,571
Product development expenses	7,217	6,771	20,777	19,646
Selling and marketing expenses	12,983	12,853	46,709	43,454
General and administrative expenses	55,167	53,196	165,577	149,107
Acquisition and integration-related expenses	1,535	3,742	4,812	22,713
Depreciation	7,721	5,507	21,416	16,414
Amortization of intangibles	17,840	20,228	55,251	60,700

Total operating expenses	137,033	131,825	415,125	402,605

Operating income	26,408	11,733	61,216	18,886
Other (expense) income:
Interest (expense)	(16,672)	(17,818)	(50,722)	(53,942)
Other income	114	2,490	449	2,770

Income (loss) before income taxes	9,850	(3,595)	10,943	(32,286)
Income tax expense (benefit)	4,386	(2,612)	3,467	(12,645)

Net income (loss)	$5,464	$(983)	$7,476	$(19,641)

Basic and diluted income (loss) per share:
Basic net income (loss) per share	$0.09	$(0.02)	$0.13	$(0.34)

Diluted net income (loss) per share	$0.09	$(0.02)	$0.13	$(0.34)

Weighted average shares—basic	57,693	57,410	57,239	57,334
Weighted average shares—diluted	59,513	57,410	58,896	57,334
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2012 and 2011
Net income (loss)	$5,464	$(983)	$7,476	$(19,641)
Unrealized loss from hedging activities for the period	(284)	(4,407)	(1,442)	(6,160)
Income tax benefit related to hedging activities for the period	106	992	521	1,663

Comprehensive income (loss )	$5,286	$(4,398)	$6,555	$(24,138)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2012

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Loss	Deficit	Equity
	(In thousands)
Balances at December 31, 2011	57,857	$579	$670,618	$(4,061)	$(248,523)	$418,613

Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	1,046	10	5,235	-	-	5,245
Stock compensation expense	-	-	7,796	-	-	7,796
Excess tax benefit from equity award exercises, net	-	-	195	-	-	195
Repurchase of common stock	(62)	(1)	(599)	-	-	(600)
Unrealized loss from hedging activities	-	-	-	(921)	-	(921)
Net income				-	7,476	7,476

Balances at September 30, 2012	58,841	$588	$683,245	$(4,982)	$(241,047)	$437,804

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Operating activities
Net income (loss)	$7,476	$(19,641)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Bad debt expense	485	781
Depreciation	22,769	17,231
Amortization of intangibles	55,668	61,117
Loss on sale of assets	370	116
Noncash stock compensation expense	7,796	2,945
Excess tax benefit from exercise of equity awards	(1,191)	(1,814)
Amortization of debt issuance costs	5,705	5,583
Noncash interest expense, net	392	2,974
Deferred income tax benefit	(441)	(17,203)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	8,670	4,191
Prepaid expenses and other assets	(2,600)	2,654
Other long-term assets	1,846	(4,215)
Accounts payable	(4,477)	(148)
Accrued revenue share obligation and rebates	572	8,832
Accrued payroll and benefits	(4,294)	1,518
Other accrued expenses	6,325	398
Deferred revenue	2,610	10,368

Cash provided by operating activities	107,681	75,687

Investing activities
Purchases of property, equipment and software	(11,779)	(7,592)
Capitalized software development costs	(31,045)	(18,847)

Cash used in investing activities	(42,824)	(26,439)

Financing activities
Borrowings from revolving credit facility	90,000	-
Repayment of notes payable	(94,763)	(54,763)
Repayment of finance obligations	(507)	(496)
Payment of deferred purchase consideration	(120,136)	-
Excess tax benefit from exercise of equity awards	1,191	1,814
Issuance of common stock, net of offering costs	5,245	1,796
Purchase of treasury shares	(600)	(781)

Cash used in financing activities	(119,570)	(52,430)

Net decrease in cash and cash equivalents	(54,713)	(3,182)
Cash and cash equivalents, beginning of period	62,947	46,836

Cash and cash equivalents, end of period	$8,234	$43,654

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

The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2011, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2012.

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

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. Refer to Note 6 for additional information. In addition, we may periodically make voluntary repayments on our senior term loan facility. Cash and cash equivalents were $8,234 and $62,947 as of September 30, 2012 and December 31, 2011, respectively, and our revolver and swing-line balances were $90,000 and zero, respectively, as of such dates. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 6 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $7,734 as of September 30, 2012.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Intangibles — Goodwill and Other

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on testing indefinite-lived intangible assets for impairment. The update provides the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a second, quantitative impairment test. If, based on the qualitative assessment of events or circumstances, an entity determines it is not more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount, then it would not be necessary to perform the quantitative impairment test. However, if an entity concludes otherwise, then the quantitative impairment test must also be performed to identify and measure any potential impairment amount. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

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

During 2010, in connection with the Broadlane Acquisition, our management approved and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our SCM segment. During 2011, our management approved and initiated a plan to restructure our operations resulting in certain management changes within our RCM segment. During 2012, our management approved and initiated a plan to restructure our operations resulting in certain additional management changes within our RCM segment and our corporate segment. During the three months ended September 30, 2012 and 2011, we expensed restructuring and exit and integration related costs of approximately $1,535 and $3,742, respectively. During the nine months ended September 30, 2012 and 2011, we expensed restructuring and exit and integration related costs of approximately $4,812 and $22,713, respectively. These costs were attributable to management changes, restructuring activities of the acquired operations consisting of employee costs, system migration and standardization, facilities consolidation and other restructuring and integration costs. These costs are included within the acquisition and integration-related expenses line on the accompanying condensed consolidated statements of operations.

As of September 30, 2012, the components of our restructuring plans are as follows:

—

Employee-related costs — we reorganized our workforce and eliminated redundant or unneeded positions in connection with our SCM, RCM and corporate business operations. In connection with the workforce restructuring, we expect to incur severance, benefits and other employee-related costs in the range of $0 to $500 over the six months following September 30, 2012. During the three and nine months ended September 30, 2012, we expensed approximately $738 and $2,587, respectively, primarily related to severance, salaries relating to redundant positions, certain bonuses and other employee benefits in connection with these activities. As of September 30, 2012, we had approximately $1,762 included in current liabilities for these costs.

—

System migration and standardization — we are integrating and standardizing certain software platforms of the combined SCM business operations. In connection with the system migration and standardization, we expect to incur costs in the range of approximately $2,100 to $3,100 over the six months following September 30, 2012. During the three and nine months ended September 30, 2012, we expensed approximately $787 and $2,175, respectively, primarily related to consulting and other third-party services in connection with these activities. As of September 30, 2012, we had approximately $196 included in current liabilities for these costs.

—

Facilities consolidation — we are consolidating our SCM office space in areas where we have common or redundant locations. We expect to incur costs in the range of $0 to $525 over the six months following September 30, 2012 relating to ceasing to use certain facilities. During the three and nine months ended September 30, 2012, we expensed approximately $10 and $50, respectively, relating to exit costs associated with our office space consolidation. As of September 30, 2012, we had approximately $196 included in current liabilities for these costs.

—

In addition, in November 2011, we entered into a new lease agreement for approximately 225,000 square feet of office space together with certain surface parking areas in Plano, Texas. The lease term commences on or around March 1, 2013 with an initial term of fifteen years plus an option to extend the lease term for up to ten years. In connection with this new lease agreement, we expect to incur estimated exit costs (inclusive of estimated sub-lease income) in the range of $4,500 and $5,500 to exit from our existing SCM and RCM leased facilities in Plano, Texas.

The following table summarizes the details of the Company’s restructuring activities during the nine months ended September 30, 2012:

	Employee-related costs	System migration and integration	Facility consolidation	Total
Restructuring Reserve
Accrued, December 31, 2011	$2,908	$216	$1,946	$5,070
Charges incurred	2,587	2,175	50	4,812
Cash payments	(3,733)	(2,195)	(1,800)	(7,728)

Accrued, September 30, 2012	$1,762	$196	$196	$2,154

5.	DEFERRED REVENUE

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following table summarizes the deferred revenue categories and balances as of:

	September 30, 2012	December 31, 2011
Software and implementation fees	$24,043	$22,255
Service fees	27,635	26,641
Administrative fees	11,707	12,201
Other fees	1,832	1,510

Deferred revenue, total	65,217	62,607
Less: Deferred revenue, current portion	(51,179)	(48,459)

Deferred revenue, non-current portion	$14,038	$14,148

As of September 30, 2012 and December 31, 2011, deferred revenue included in our condensed consolidated balance sheets that was contingent upon meeting performance targets was $7,072 and $4,344, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target.

6.	NOTES AND BONDS PAYABLE

The balances of our notes and bonds payable are summarized as follows as of:

	September 30, 2012	December 31, 2011
Notes payable—senior	$483,888	$578,650
Revolving credit facility	90,000	-
Bonds payable	325,000	325,000

Total notes and bonds payable	898,888	903,650
Less: current portions	(6,350)	(6,350)

Total long-term notes and bonds payable	$892,538	$897,300

Notes Payable

As of September 30, 2012, our long-term notes payable consists of a senior term loan facility with an outstanding balance of $483,888 and a revolving credit facility with an outstanding balance of $90,000. We have classified the $90,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of November 15, 2015. No amounts were drawn on our swing line component, which resulted in approximately $59,000 of availability under our revolving credit facility inclusive of the swing line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of September 30, 2012.

During the three and nine months ended September 30, 2012, we made scheduled principal payments of $1,587 and $4,763, respectively. In addition, during the three and nine months ended September 30, 2012, we made voluntary prepayments on our senior term loan facility from available free cash flow of $30,000 and $55,000, respectively.

We are charged a lower interest rate on any outstanding amount under our revolving credit facility as compared to our senior term loan facility and, therefore, during the three months ended September 30, 2012, we drew $35,000 on our revolving credit facility and made a voluntary prepayment our senior term loan facility. The applicable weighted average interest rates (inclusive of the applicable bank margin) on our senior term loan facility and revolving credit facility at September 30, 2012 were 5.25% and 3.98%, respectively.

We are a party to a credit agreement dated November 16, 2010, with Barclays Bank PLC and JP Morgan Securities LLC. The credit agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The credit agreement also includes certain maintenance covenants, including but not limited to, a maximum total leverage ratio of consolidated indebtedness to consolidated EBITDA and a minimum consolidated interest coverage ratio of consolidated EBITDA to consolidated cash interest expense (as defined in the credit agreement). The Company was in compliance with these covenants as of September 30, 2012.

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of September 30, 2012.

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

As of September 30, 2012, the Company’s 8% senior notes due 2018 were trading at approximately 108.4% of par value (Level 1).

As of September 30, 2012, we had approximately $32,968 of debt issuance costs related to our credit agreement and Notes which will be amortized into interest expense generally using the effective interest method until the maturity date. For the three months ended September 30, 2012 and 2011, we recognized approximately $1,914 and $1,859, respectively, in interest expense related to the amortization of debt issuance costs. For the nine months ended September 30, 2012 and 2011, we recognized approximately $5,705 and $5,583, respectively, in interest expense related to the amortization of debt issuance costs.

The following table summarizes our stated debt maturities and scheduled principal repayments as of September 30, 2012:

Year	Term Loan	Revolving Credit Facility	Senior Unsecured Notes	Total
2012	$1,588	$-	$-	$1,588	(1)
2013	6,350	-	-	6,350
2014	6,350	-	-	6,350
2015	6,350	90,000	-	96,350
2016	463,250	-	-	463,250
Thereafter	-	-	325,000	325,000

	$483,888	$90,000	$325,000	$898,888

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2012.

Total interest paid on our notes and bonds payable during the nine months ended September 30, 2012 and 2011 was approximately $37,563 and $40,305, respectively.

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

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of September 30, 2012, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

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

Common Stock

During the nine months ended September 30, 2012, we issued approximately 703,000 shares of common stock in connection with employee stock option and stock-settled stock appreciation right (or “SSAR”) exercises for aggregate exercise proceeds of $5,245.

Repurchase of Common Stock

On August 23, 2011, our Board of Directors authorized a share repurchase program of up to $25,000 of our common stock. The following table shows the amount and cost of shares of common stock we repurchased for the nine months ended September 30, 2012 under the share repurchase program. The repurchased shares have not been retired and constitute authorized but unissued shares. During the three months ended September 30, 2012, we did not repurchase any shares of common stock and our share repurchase program expired.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of shares repurchased	-	94,747	62,334	94,747
Cost of shares repurchased(1)	$-	$979	$600	$979

(1)	Our share repurchase program requires a three-day cash settlement period with our broker. We made purchases during the last two days of September 2011 amounting to 20,000 shares totaling $198, which were settled in October 2011.

Share-Based Compensation

As of September 30, 2012, we had restricted common stock, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of September 30, 2012, we had approximately 2,545,000 shares reserved (inclusive of equity award forfeitures) and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan.

The total share-based compensation expense related to equity awards was $2,781 and $2,123 for the three months ended September 30, 2012 and 2011, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $1,033 and $801 for the three months ended September 30, 2012 and 2011, respectively.

The total share-based compensation expense related to equity awards was $7,796 and $2,945 for the nine months ended September 30, 2012 and 2011, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $2,895 and $1,116 for the nine months ended September 30, 2012 and 2011, respectively. There were no capitalized share-based compensation expenses during the three and nine months ended September 30, 2012.

Total share-based compensation expense (inclusive of restricted common stock, SSARs and common stock options) for the three and nine months ended September 30, 2012 and 2011 as reflected in our condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of revenue	$672	$459	$1,535	$1,053
Product development	34	97	123	177
Selling and marketing	282	492	1,069	242
General and administrative	1,793	1,075	5,069	1,473

Total share-based compensation expense	$2,781	$2,123	$7,796	$2,945	(1)

(1)	During the three months ended June 30, 2011, we reversed approximately $6,537 of share-based compensation expense because we did not achieve specific performance criteria relating to certain performance-based restricted stock grants and SSAR grants.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Employee Stock Purchase Plan

In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. For the nine months ended September 30, 2012 and 2011, we purchased approximately 25,400 shares and 45,600 shares of our common stock under the Plan which amounted to approximately $372 and $545, respectively.

Equity Award Grants

Information regarding equity awards for the nine months ended September 30, 2012 is as follows:

Common Stock Option Awards

During the nine months ended September 30, 2012, we did not grant any stock option awards.

During the nine months ended September 30, 2012, approximately 152,000 stock option awards were forfeited.

As of September 30, 2012, there was approximately $408 of total unrecognized compensation expense related to all outstanding stock option awards that will be recognized over a weighted-average period of 1.1 years.

Restricted Common Stock Awards

During the nine months ended September 30, 2012, we granted approximately 417,000 shares of restricted common stock. Approximately 84,000 shares vest over five years; 20,000 shares vest over four years; 240,000 shares (inclusive of 120,000 shares that include certain additional performance vesting criteria) vest over three years; and 73,000 vest ratably each month through December 31, 2012. The weighted-average grant date fair value of each restricted common stock share was $13.91.

During the nine months ended September 30, 2012, approximately 74,000 shares of restricted common stock were forfeited.

As of September 30, 2012, there was approximately $6,287 of total unrecognized compensation expense related to all unvested restricted common stock awards that will be recognized over a weighted-average period of 1.5 years.

SSARs Awards

During the nine months ended September 30, 2012, we granted approximately 565,000 SSARs. Approximately 326,000 have a service vesting period of five years; 190,000 (inclusive of 80,000 SSARs that include certain additional performance vesting criteria) have a service vesting period of four years; and approximately 49,000 vest ratably each month through December 31, 2012. The weighted-average grant date base price of each SSAR was $13.88 and the weighted-average grant date fair value of each SSAR granted during the nine months ended September 30, 2012 was $5.96.

During the nine months ended September 30, 2012, approximately 353,000 SSARs were forfeited.

As of September 30, 2012, there was approximately $6,582 of total unrecognized compensation expense related to all unvested SSARs that will be recognized over a weighted-average period of 1.7 years.

9.	INCOME TAXES

Income tax expense recorded during the three and nine months ended September 30, 2012 reflected an effective income tax rate of 44.5% and 31.7%, respectively. Income tax benefit recorded during the three and nine months ended September 30, 2011 reflected an effective income tax rate of 72.7% and 39.2%, respectively. During 2012, we realigned our legal entities for tax reporting purposes to fully reflect the integration of the Broadlane acquisition into our operations. The realignment required us to recognize a reduction in our state income tax rate and as a result, we recognized a $1,400 tax benefit during the nine months ended September 30, 2012.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three and nine months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,
	2012	2011
Numerator for Basic and Diluted Income (Loss) Per Share:
Net income (loss)	5,464	(983)
Denominator for basic income (loss) per share weighted average shares	57,693,000	57,410,000
Effect of dilutive securities:
Stock options	999,000	-
Stock-settled stock appreciation rights	96,000	-
Restricted stock and stock warrants	725,000	-

Denominator for diluted income (loss) per share—adjusted weighted average shares and assumed conversions	59,513,000	57,410,000
Basic income (loss) per share:
Basic net income (loss) from continuing operations	$0.09	$(0.02)

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.09	$(0.02)

	Nine Months Ended September 30,
	2012	2011
Numerator for Basic and Diluted Income (Loss) Per Share:
Net income (loss)	7,476	(19,641)
Denominator for basic income (loss) per share weighted average shares	57,239,000	57,334,000
Effect of dilutive securities:
Stock options	916,000	-
Stock-settled stock appreciation rights	15,000	-
Restricted stock and stock warrants	726,000	-

Denominator for diluted income (loss) per share—adjusted weighted average shares and assumed conversions	58,896,000	57,334,000
Basic income (loss) per share:
Basic net income (loss) from continuing operations	$0.13	$(0.34)

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.13	$(0.34)

During the three and nine months ended September 30, 2012, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the periods presented. During the three and nine months ended September 30, 2011, basic and diluted EPS are the same as all potentially dilutive securities have been excluded from the calculation of diluted EPS given our net loss for the periods. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options	40,000	888,000	70,000	1,234,000
Stock-settled stock appreciation rights	386,000	-	830,000	16,000
Restricted stock and stock warrants	-	446,000	3,000	459,000

Total	426,000	1,334,000	903,000	1,709,000

11.	SEGMENT INFORMATION

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

The following tables represent our results of operations, by segment, for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30, 2012
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$109,335	$-	$-	$109,335
Revenue share obligation(1)	(40,694)	-	-	(40,694)
Other service fees	30,471	64,329	-	94,800

Total net revenue	99,112	64,329	-	163,441
Total operating expenses	72,715	53,082	11,236	137,033

Operating income (loss)	26,397	11,247	(11,236)	26,408
Interest expense	-	-	(16,672)	(16,672)
Other income	9	27	78	114

Income (loss) before income taxes	$26,406	$11,274	$(27,830)	$9,850
Income tax expense (benefit)	14,255	5,171	(15,040)	4,386

Net income (loss)	12,151	6,103	(12,790)	5,464

Segment Adjusted EBITDA	$46,340	$17,835	$(7,210)	$56,965

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	As of September 30, 2012
	SCM	RCM	Corporate	Total
Financial Position:
Accounts receivable, net	$41,828	$52,938	$118	$94,884
Other assets	1,013,777	480,679	101,643	1,596,099

Total assets	1,055,605	533,617	101,761	1,690,983
Accrued revenue share obligation	71,477	-	-	71,477
Deferred revenue	26,024	39,193	-	65,217
Notes payable	-	-	573,888	573,888
Bonds payable	-	-	325,000	325,000
Other liabilities	21,839	20,084	175,674	217,597

Total liabilities	$119,340	$59,277	$1,074,562	$1,253,179

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2011
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$96,354	$-	$-	$96,354
Revenue share obligation(1)	(33,719)	-	-	(33,719)
Other service fees	27,803	53,120	-	80,923

Total net revenue	90,438	53,120	-	143,558
Total operating expenses	71,089	51,395	9,341	131,825

Operating income (loss)	19,349	1,725	(9,341)	11,733
Interest (expense)	14	-	(17,832)	(17,818)
Other (expense) income	130	(90)	2,450	2,490

Income (loss) before income taxes	$19,493	$1,635	$(24,723)	$(3,595)
Income tax expense (benefit)	8,847	1,488	(12,947)	(2,612)

Net income (loss)	10,646	147	(11,776)	(983)

Segment Adjusted EBITDA	$42,543	$9,928	$(7,266)	$45,205

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	Nine Months Ended September 30, 2012
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$321,351	$-	$-	$321,351
Revenue share obligation(1)	(120,599)	-	-	(120,599)
Other service fees	93,740	181,849	-	275,589

Total net revenue	294,492	181,849	-	476,341
Total operating expenses	220,938	161,273	32,914	415,125

Operating income (loss)	73,554	20,576	(32,914)	61,216
Interest expense	-	-	(50,722)	(50,722)
Other (expense) income	(12)	30	431	449

Income (loss) before income taxes	$73,542	$20,606	$(83,205)	$10,943
Income tax expense (benefit)	31,830	8,919	(37,282)	3,467

Net income (loss)	41,712	11,687	(45,923)	7,476

Segment Adjusted EBITDA	$132,846	$41,532	$(22,001)	$152,377

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	Nine Months Ended September 30, 2011
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$280,478	$-	$-	$280,478
Revenue share obligation(1)	(101,446)	-	-	(101,446)
Other service fees	81,852	160,607	-	242,459

Total net revenue	260,884	160,607	-	421,491
Total operating expenses	230,573	146,786	25,246	402,605

Operating income (loss)	30,311	13,821	(25,246)	18,886
Interest expense	-	-	(53,942)	(53,942)
Other income	170	(76)	2,676	2,770

Income (loss) before income taxes	$30,481	$13,745	$(76,512)	$(32,286)
Income tax expense (benefit)	12,690	5,723	(31,058)	(12,645)

Net income (loss)	17,791	8,022	(45,454)	(19,641)

Segment Adjusted EBITDA	$116,048	$35,649	$(21,269)	$130,428

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income (loss) for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
SCM Adjusted EBITDA	$46,340	$42,543	$132,846	$116,048
RCM Adjusted EBITDA	17,835	9,928	41,532	35,649

Total reportable Segment Adjusted EBITDA	64,175	52,471	174,378	151,697
Depreciation	(5,224)	(4,077)	(14,459)	(12,650)
Depreciation (included in cost of revenue)	(536)	(306)	(1,353)	(815)
Amortization of intangibles	(17,840)	(20,228)	(55,251)	(60,700)
Amortization of intangibles (included in cost of revenue)	(139)	(139)	(417)	(417)
Interest expense, net of interest income(1)	-	15	5	15
Income tax expense	(19,426)	(10,336)	(40,749)	(18,413)
Share-based compensation expense(2)	(1,221)	(1,479)	(3,943)	(2,858)
Purchase accounting adjustments(3)	-	(182)	-	(6,245)
RCM management restructuring(4)	-	(1,204)	-	(1,204)
Acquisition and integration-related expenses(5)	(1,535)	(3,742)	(4,812)	(22,593)

Total reportable segment net income	18,254	10,793	53,399	25,817
Corporate net loss	(12,790)	(11,776)	(45,923)	(45,458)

Consolidated net income (loss)	$5,464	$(983)	$7,476	$(19,641)

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statement of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(3)	Upon acquiring Broadlane, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to client purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that date. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and record any corresponding revenue share obligation as a liability.

For the three months ended September 30, 2011, the $182 represents the net amount of: (i) $295 in gross administrative fees and $10 in other service fees based on vendor reporting received from July 1, 2011 through September 30, 2011 related to purchases made prior to the acquisition date; and (ii) a corresponding revenue share obligation of $123.

For the nine months ended September 30, 2011, the $6,245 represents the net amount of: (i) $9,451 in gross administrative fees and $1,582 in other service fees based on vendor reporting received from January 1, 2011 through September 30, 2011 related to purchases made prior to the acquisition date; and (ii) a corresponding revenue share obligation of $4,788.

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

We have not treated the interest rate cap as a hedging instrument as defined by GAAP for derivatives and hedging. As a result, we will record the fair value adjustment on the interest rate cap through earnings each reporting period. For the three and nine months ended September 30, 2012, we recorded a charge to interest expense of zero and approximately $20, respectively, relating to the decrease in fair value of the interest rate cap.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

We have treated our interest rate swaps as hedging instruments in accordance with GAAP for derivatives and hedging. As of September 30, 2012, we recorded the fair value of the interest rate swaps on our balance sheet as a liability of approximately $7,964 in other long-term liabilities, and the offsetting loss ($4,982 net of tax) was recorded in AOCI in our stockholders’ equity.

We determined the fair values of the swaps using Level 2 inputs as defined under GAAP for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed each swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market three-month floating LIBOR rate as of September 30, 2012. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value of each swap represents a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.

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

As of September 30, 2012, our forward starting interest rate swaps were highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our condensed consolidated statements of operations for the three and nine months ended September 30, 2012.

The following table presents the fair value of our outstanding derivative instruments as of September 30, 2012 and December 31, 2011:

	Balance Sheet Location	Fair Value of Financial Instruments
		As of September 30, 2012	As of December 31, 2011
Derivative Liabilities
Derivatives designated as hedging instruments - interest rate contracts	Other long term liabilities	$7,964	$6,522

The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below:

	Amount of Loss Recognized in OCI		Amount of Loss Recognized in OCI
	on Derivative (Effective Portion)		on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedges	2012	2011	2012	2011
Total loss recognized in other comprehensive loss - interest rate contracts	$(178)	$(3,415)	$(921)	$(4,497)

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

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the nine months ended September 30, 2012 and 2011, we incurred charges of $1,221 and $1,560, respectively, related to transactions with Mr. Bardis.

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

The table below highlights our primary results of operations for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	2011	Change		2012	2011	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(Unaudited, in millions)				(Unaudited, in millions)
Gross fees(1)	$204.1	$177.3	$26.8	15.1%	$596.9	$522.9	$74.0	14.2%
Revenue share obligation(1)	(40.7)	(33.7)	(7.0)	20.8	(120.6)	(101.4)	(19.2)	18.9

Total net revenue	163.4	143.6	19.8	13.8	476.3	421.5	54.8	13.0
Operating income	26.4	11.7	14.7	125.6	61.2	18.9	42.3	223.8
Net income (loss)	$5.5	$(1.0)	$6.5	650.0%	$7.5	$(19.6)	$27.1	138.3%
Adjusted EBITDA(1)	$57.0	$45.2	$11.8	26.1%	$152.4	$130.4	$22.0	16.9%
Adjusted EBITDA margin(1)	34.9%	31.5%			32.0%	30.9%
Diluted Adjusted EPS(1)	$0.32	$0.26	$0.06	23.1%	$0.84	$0.66	$0.18	27.3%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

The increases in non-GAAP gross fees and total net revenue during the three months ended September 30, 2012 compared to the three months ended September 30, 2011 were primarily attributable to:

—

growth in our Spend and Clinical Resource Management segment from our vendor administrative fees and medical device consulting and strategic sourcing services as well as revenue related to achievement of certain client financial performance targets earned during the quarter; and

—

growth in our Revenue Cycle Management segment from an increase in our revenue cycle services inclusive of certain performance fees received during the quarter in addition to an increase in our revenue cycle technology tools.

The increases in non-GAAP gross fees and total net revenue during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 were primarily attributable to:

—	growth in our Spend and Clinical Resource Management segment from our vendor administrative fees and medical device consulting and strategic sourcing services; and

—	growth in our Revenue Cycle Management segment from an increase in our revenue cycle services and revenue cycle technology tools.

The increase in operating income during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, was primarily attributable to the growth in net revenue discussed above in addition to a $2.2 million decrease in acquisition and integration-related expenses partially offset by the following operating expenses:

—

increased cost of revenue within both our Spend and Clinical Resource Management and Revenue Cycle Management segments attributable to a higher percentage of net revenue being derived from service-based engagements;

—	higher operating expenses primarily related to increased compensation expense for new and existing personnel; and

—	an increase in depreciation expense from additions to property and equipment including purchased software.

The increase in operating income during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, was primarily attributable to the growth in net revenue discussed above in addition to a $17.9 million decrease in acquisition and integration-related expenses partially offset by the following operating expenses:

—	increased cost of revenue within our Revenue Cycle Management segment attributable to a higher percentage of net revenue being derived from service-based engagements;

—	higher operating expenses primarily related to increased compensation expense for new and existing personnel and higher professional fees;

—

higher share-based compensation expense primarily due to the reversal of $6.5 million of share-based compensation in June 2011 as the specific performance criteria for certain restricted stock grants and SSAR grants were not met; and

—	an increase in depreciation expense from additions to property and equipment including purchased software.

For the three and nine months ended September 30, 2012, increases in consolidated non-GAAP adjusted EBITDA compared to the three and nine months ended September 30, 2011 were primarily attributable to the net revenue increase discussed above, as well as lower overall expense growth.

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

—	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

—	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Results of Operations

Consolidated Tables

The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited, in thousands)		(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$109,335	$96,354	$321,351	$280,478
Revenue share obligation(1)	(40,694)	(33,719)	(120,599)	(101,446)
Other service fees	30,471	27,803	93,740	81,852

Total Spend and Clinical Resource Management	99,112	90,438	294,492	260,884
Revenue Cycle Management	64,329	53,120	181,849	160,607

Total net revenue	163,441	143,558	476,341	421,491
Operating expenses:
Spend and Clinical Resource Management	72,715	71,089	220,938	230,573
Revenue Cycle Management	53,082	51,395	161,273	146,786

Total segment operating expenses	125,797	122,484	382,211	377,359
Operating income
Spend and Clinical Resource Management	26,397	19,349	73,554	30,311
Revenue Cycle Management	11,247	1,725	20,576	13,821

Total segment operating income	37,644	21,074	94,130	44,132
Corporate expenses(2)	11,236	9,341	32,914	25,246

Operating income	26,408	11,733	61,216	18,886
Other income (expense):
Interest expense	(16,672)	(17,818)	(50,722)	(53,942)
Other income	114	2,490	449	2,770

Income (loss) before income taxes	9,850	(3,595)	10,943	(32,286)
Income tax expense (benefit)	4,386	(2,612)	3,467	(12,645)

Net income (loss)	5,464	(983)	7,476	(19,641)
Reportable segment adjusted EBITDA(3):
Spend and Clinical Resource Management	46,340	42,543	132,846	116,048
Revenue Cycle Management	$17,835	$9,928	$41,532	$35,649
Reportable segment adjusted EBITDA margin(4):
Spend and Clinical Resource Management	46.8%	47.0%	45.1%	44.5%
Revenue Cycle Management	27.7%	18.7%	22.8%	22.2%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of the corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 11 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended September 30, 2012 and September 30, 2011

	Three Months Ended September 30,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$109,335	66.9%	$96,354	67.1%	$12,981	13.5%
Revenue share obligation(1)	(40,694)	(24.9)	(33,719)	(23.5)	(6,975)	20.7
Other service fees	30,471	18.6	27,803	19.4	2,668	9.6

Total Spend and Clinical Resource Management	99,112	60.6	90,438	63.0	8,674	9.6
Revenue Cycle Management	64,329	39.4	53,120	37.0	11,209	21.1

Total net revenue	$163,441	100.0%	$143,558	100.0%	$19,883	13.9%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the three months ended September 30, 2012 was $163.4 million, an increase of approximately $19.9 million, or 13.9%, from total net revenue of $143.5 million for the three months ended September 30, 2011. The increase in total net revenue was comprised of an $8.7 million increase in SCM revenue and an $11.2 million increase in RCM revenue. For the three months ended September 30, 2012 and 2011, performance-related revenue as a percentage of consolidated net revenue amounted to approximately 5.0% and 6.0%, respectively. Revenue may fluctuate significantly from period to period based upon achieving and receiving customer acknowledgement of our achievement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the three months ended September 30, 2012 was $99.1 million, an increase of $8.7 million, or 9.6%, from net revenue of $90.4 million for the three months ended September 30, 2011. The increase was the result of an increase in gross administrative fees of $13.0 million, or 13.5%, partially offset by an approximate $7.0 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $2.7 million.

—

Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $13.0 million, or 13.5%, as compared to the prior period, primarily due to an increase in the average administrative fee percentage realized under our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—

Revenue share obligation. Non-GAAP revenue share obligation increased $7.0 million, or 20.7%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 37.2% and 35.0% for the three months ended September 30, 2012 and 2011, respectively. Our revenue share ratio increased during the three months ended September 30, 2012 as a result of gross administrative fee growth driven by clients that are entitled to a higher revenue share percentage. We may continue to experience fluctuations in our revenue share ratio based on the mix of clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements.

—

Other service fees. The $2.7 million, or 9.6%, increase in other service fees primarily related to higher revenues from medical device consulting and strategic sourcing services due to an increased number of engagements from new and existing clients.

Revenue Cycle Management net revenue. RCM net revenue for the three months ended September 30, 2012 was $64.3 million, an increase of $11.2 million, or 21.1%, from net revenue of $53.1 million for the three months ended September 30, 2011. The increase was attributable to a $5.8 million increase in revenue from our comprehensive revenue cycle service engagements; and a $5.4 million increase in revenue from our revenue cycle technology tools. As we engage new clients, renew with existing clients and complete existing contracts, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by fewer agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Three Months Ended September 30,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$ 34,570	21.2%	$ 29,528	20.6%	$ 5,042	17.1%
Product development expenses	7,217	4.4	6,771	4.7	446	6.6
Selling and marketing expenses	12,983	7.9	12,853	9.0	130	1.0
General and administrative expenses	55,167	33.8	53,196	37.1	1,971	3.7
Acquisition and integration-related expenses	1,535	0.9	3,742	2.6	(2,207)	(59.0)
Depreciation	7,721	4.7	5,507	3.8	2,214	40.2
Amortization of intangibles	17,840	10.9	20,228	14.1	(2,388)	(11.8)

Total operating expenses	137,033	83.8	131,825	91.8	5,208	4.0
Operating expenses by segment:
Spend and Clinical Resource Management	72,715	44.5	71,089	49.5	1,626	2.3
Revenue Cycle Management	53,082	32.5	51,395	35.8	1,687	3.3

Total segment operating expenses	125,797	77.0	122,484	85.3	3,313	2.7
Corporate expenses	11,236	6.9	9,341	6.5	1,895	20.3

Total operating expenses	$ 137,033	83.8%	$ 131,825	91.8%	$ 5,208	4.0%

Cost of revenue. Cost of revenue for the three months ended September 30, 2012 was $34.5 million, or 21.2% of total net revenue, an increase of $5.0 million, or 17.1%, from cost of revenue of $29.5 million, or 20.6% of total net revenue, for the three months ended September 30, 2011. The increase was primarily attributable to an increase in service-related engagements in our RCM segment, which resulted in a higher cost of revenue given these activities are more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our customers. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the three months ended September 30, 2012 were $7.2 million, or 4.4% of total net revenue, an increase of $0.4 million, or 6.6%, from product development expenses of $6.8 million, or 4.7% of total net revenue, for the three months ended September 30, 2011.

The increase was primarily attributable to an increase in compensation expense to new and existing employees. Our product development capitalization rate for the three months ended September 30, 2012 and 2011, was 60.0% and 54.7%, respectively. The higher capitalization rate for the three months ended September 30, 2012 was primarily due to: (i) an increase in product development within our SCM segment attributable to investments in integration-related activities in connection with combining the operations of Broadlane with our existing operations; and (ii) an increase in RCM investments in product development primarily due to new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the three months ended September 30, 2012 were $13.0 million, or 7.9% of total net revenue, an increase of $0.1 million, or 1.0%, from selling and marketing expenses of $12.9 million, or 9.0% of total net revenue, for the three months ended September 30, 2011. The increase was primarily attributable to a $0.4 million increase in compensation expense relating to new and existing employees; and a $0.2 million increase in professional fees. The increase was partially offset by a $0.5 million decrease in other operating infrastructure expense.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2012 were approximately $55.2 million, or 33.8% of total net revenue, an increase of $2.0 million, or 3.7%, from general and administrative expenses of $53.2 million, or 37.1% of total net revenue, for the three months ended September 30, 2011. The increase was attributable to a $3.9 million increase in compensation expense to new and existing employees, primarily operations-based employees; and a $0.7 million increase in share-based compensation expense. The increase was partially offset by a $1.2 million decrease in restructuring charges that were associated with certain management changes within our RCM segment that occurred in the prior period; a $1.1 million decrease in professional fees; and a $0.3 million decrease in other operating infrastructure expense.

Acquisition-related expenses. Acquisition and integration-related expenses for the three months ended September 30, 2012 were $1.5 million, or 0.9% of total net revenue, a decrease of $2.2 million, from acquisition-related expenses of $3.7 million, or 2.6% of total net revenue, for the three months ended September 30, 2011. The decrease was attributable to the decrease in costs relating to our integration and restructuring associated with our restructuring plans which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs.

We expect to continue to incur costs in future periods related to our plans including aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems. However, we expect these additional costs will be substantially less than those incurred in 2011.

Depreciation. Depreciation expense for the three months ended September 30, 2012 was $7.7 million, or 4.7% of total net revenue, an increase of $2.2 million, or 40.2%, from depreciation of $5.5 million, or 3.8% of total net revenue, for the three months ended September 30, 2011. The increase was attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development.

Amortization of intangibles. Amortization of intangibles for the three months ended September 30, 2012 was $17.8 million, or 10.9% of total net revenue, a decrease of $2.4 million, or 11.8%, from amortization of intangibles of $20.2 million, or 14.1% of total net revenue, for the three months ended September 30, 2011. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the three months ended September 30, 2012 were $72.7 million, or 44.5% of total net revenue, an increase of $1.6 million, or 2.3%, from $71.1 million, or 49.5% of total net revenue for the three months ended September 30, 2011. As a percentage of SCM segment net revenue, segment expenses were 73.4% and 78.6% for the three months ended September 30, 2012 and 2011, respectively.

The increase was primarily attributable to a $4.2 million increase in compensation expense to new and existing employees, primarily operations-based employees; a $1.1 million increase in cost of revenue in connection with higher direct labor costs; a $0.6 million increase in depreciation expense; and a $0.4 million increase in other operating infrastructure expense. The increase was partially offset by a $2.2 million decrease in integration and restructuring costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $1.4 million decrease in the amortization of intangibles as certain of these intangible assets reached the end of their useful life; and a $1.1 million decrease in professional fees.

Revenue Cycle Management expenses. RCM operating expenses for the three months ended September 30, 2012 were $53.1 million, or 32.5% of total net revenue, an increase of $1.7 million, or 3.3%, from $51.4 million, or 35.8% of total net revenue, for the three months ended September 30, 2011. As a percentage of RCM segment net revenue, segment expenses were 82.5% and 96.8% for the three months ended September 30, 2012 and 2011, respectively.

RCM operating expenses increased as a result of a $3.7 million increase in cost of revenue in connection with higher direct labor costs related to more service-based engagements; a $0.6 million increase in depreciation expense; and a $0.5 million increase in professional fees. The increase was partially offset by a $1.2 million decrease in restructuring charges that were associated with certain management changes within our RCM segment that occurred in the prior period; a $1.0 million decrease in amortization of intangibles as certain of these intangible assets reached the end of their useful life; and a $0.9 million decrease in other operating infrastructure expense.

Corporate expenses. Corporate expenses for the three months ended September 30, 2012 were $11.2 million, an increase of $1.9 million, or 20.3%, from $9.3 million for the three months ended September 30, 2011, or 6.9% and 6.5% of total net revenue, respectively. The increase in corporate expenses was attributable to a $1.0 million increase in depreciation expense; and a $0.9 million increase in share-based compensation expense.

Non-operating Expenses

Interest expense. Interest expense for the three months ended September 30, 2012 was $16.7 million, a decrease of $1.1 million from interest expense of $17.8 million for the three months ended September 30, 2011. The decrease in interest expense was primarily due to: (i) a lower level of indebtedness compared to the prior period and (ii) our revolving credit facility having a lower interest rate as it is not subject to the minimum 1.50% LIBOR floor. As of September 30, 2012, we had total indebtedness of $898.9 million compared to $905.2 million as of September 30, 2011. See Note 6 of the Notes to our Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the three months ended September 30, 2012 was $0.1 million, comprised mainly of rental income. Other income for the three months ended September 30, 2011 was $2.5 million. The decrease in other income was primarily attributable to a $2.3 million insurance settlement received during the three months ended September 30, 2011. Refer to Note 7 in the Notes to Condensed Consolidated Financial Statements for additional details.

Income tax expense (benefit). Income tax expense for the three months ended September 30, 2012 was $4.4 million, an increase of $7.0 million from an income tax benefit of $2.6 million for the three months ended September 30, 2011, which was primarily attributable to increased income before taxes. Income tax expense recorded during the three months ended September 30, 2012 reflected an effective income tax rate of 44.5%. Income tax benefit recorded during the three months ended September 30, 2011 reflected an effective income tax rate of 72.7%.

In August 2011, we were notified by the Internal Revenue Service that the 2009 federal income tax returns for both MedAssets, Inc. and its subsidiaries and Broadlane and its subsidiaries had been selected for examination. Fieldwork commenced in September 2011. Based upon preliminary results communicated to us, we not expect any material assessment to be realized from these examinations. We anticipate that the examinations will be completed in the fourth quarter of 2012.

Comparison of the Nine Months Ended September 30, 2012 and September 30, 2011

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$321,351	67.5%	$280,478	66.5%	$40,873	14.6%
Revenue share obligation(1)	(120,599)	(25.3)	(101,446)	(24.1)	(19,153)	18.9
Other service fees	93,740	19.7	81,852	19.4	11,888	14.5

Total Spend and Clinical Resource Management	294,492	61.8	260,884	61.9	33,608	12.9
Revenue Cycle Management	181,849	38.2	160,607	38.1	21,242	13.2

Total net revenue	$476,341	100.0%	$421,491	100.0%	$54,850	13.0%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the nine months ended September 30, 2012 was $476.3 million, an increase of approximately $54.8 million, or 13.0%, from total net revenue of $421.5 million for the nine months ended September 30, 2011. Total net revenue for the nine months ended September 30, 2011 excludes $6.2 million of revenue due to purchase accounting revenue adjustments required under GAAP (refer to footnote 5 of the Adjusted EBITDA Reconciliation table included in the “Use of Non-GAAP Financial Measures” section for additional information). Had this amount been included in total net revenue for the nine months ended September 30, 2011, our total net revenue for the nine months ended September 30, 2012 would have reflected an increase of 11.4% as compared to the prior period. The increase in total net revenue was comprised of a $33.6 million increase in SCM revenue and a $21.2 million increase in RCM revenue. For the nine months ended September 30, 2012 and 2011, performance-related revenue as a percentage of consolidated net revenue amounted to approximately 3.9% and 3.6%, respectively. Revenue may fluctuate significantly from period to period based upon achieving and receiving customer acknowledgement of our achievement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the nine months ended September 30, 2012 was $294.5 million, an increase of $33.6 million, or 12.9%, from net revenue of $260.9 million for the nine months ended September 30, 2011. SCM net revenue for the nine months ended September 30, 2011 excludes $6.2 million of revenue due to purchase accounting revenue adjustments required under GAAP. Had this amount been included in total SCM net revenue for the nine months ended September 30, 2011, our SCM net revenue for the nine months ended September 30, 2012 would have reflected an increase of 10.2% as compared to the prior period. The increase was the result of an increase in gross administrative fees of $40.9 million, or 14.6%, partially offset by an approximate $19.2 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $11.9 million.

—

Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $40.9 million, or 14.6%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized under our manufacturer and distributor contracts. Non-GAAP gross administrative revenue for the nine months ended September 30, 2011 excludes $9.4 million of revenue due to purchase accounting revenue adjustments required under GAAP. Had this amount been included in non-GAAP gross administrative fee revenue for the nine months ended September 30, 2011, our non-GAAP gross administrative fee revenue for the nine months ended September 30, 2012 would have reflected an increase of 10.8% as compared to the prior period. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—

Revenue share obligation. Non-GAAP revenue share obligation increased $19.2 million, or 18.9%, as compared to the prior period. Non-GAAP revenue share obligation for the nine months ended September 30, 2011 excludes $4.8 million of purchase accounting revenue adjustments required under GAAP. Had this amount been included in non-GAAP revenue share obligation for the nine months ended September 30, 2011, our non-GAAP revenue share obligation for the nine months ended September 30, 2012 would have reflected an increase of 13.5% as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 37.5% and 36.2% for the nine months ended September 30, 2012 and 2011, respectively. Our revenue share ratio increased during the nine months ended September 30, 2012 as a result of gross administrative fee growth driven by clients that are entitled to a higher revenue share percentage. We may continue to experience fluctuations in our revenue share ratio based on the mix of clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements.

—

Other service fees. The $11.9 million, or 14.5%, increase in other service fees primarily related to $12.7 million in higher revenues from medical device consulting and strategic sourcing services. Other service fees for the nine months ended September 30, 2011 excludes $1.6 million of revenue due to purchase accounting revenue adjustments required under GAAP. Had this amount been included in other service fees for the nine months ended September 30, 2011, our other service fee revenue for the nine months ended September 30, 2012 would have reflected an increase of 12.4% as compared to the prior period. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing clients. The increase was partially offset by a $0.8 million decrease in revenue relating to our decision support services business. In addition, we recorded $5.1 million in revenue associated with our annual client and vendor meeting for the nine months ended September 30, 2012 compared to $5.0 million for the nine months ended September 30, 2011.

Revenue Cycle Management net revenue. RCM net revenue for the nine months ended September 30, 2012 was $181.8 million, an increase of $21.2 million, or 13.2%, from net revenue of $160.6 million for the nine months ended September 30, 2011. The increase was attributable to a $14.4 million increase in revenue from our revenue cycle technology tools and a $6.8 million increase in revenue from our comprehensive revenue cycle service engagements. As we engage new clients, renew with existing clients and complete existing contracts, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by fewer agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Nine Months Ended September 30,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$ 100,583	21.1%	$ 90,571	21.5%	$ 10,012	11.1%
Product development expenses	20,777	4.4	19,646	4.7	1,131	5.8
Selling and marketing expenses	46,709	9.8	43,454	10.3	3,255	7.5
General and administrative expenses	165,577	34.8	149,107	35.4	16,470	11.0
Acquisition and integration-related expenses	4,812	1.0	22,713	5.4	(17,901)	(78.8)
Depreciation	21,416	4.5	16,414	3.9	5,002	30.5
Amortization of intangibles	55,251	11.6	60,700	14.4	(5,449)	(9.0)

Total operating expenses	415,125	87.1	402,605	95.5	12,520	3.1
Operating expenses by segment:
Spend and Clinical Resource Management	220,938	46.4	230,573	54.7	(9,635)	(4.2)
Revenue Cycle Management	161,273	33.9	146,786	34.8	14,487	9.9

Total segment operating expenses	382,211	80.2	377,359	89.5	4,852	1.3
Corporate expenses	32,914	6.9	25,246	6.0	7,668	30.4

Total operating expenses	$ 415,125	87.1%	$ 402,605	95.5%	$ 12,520	3.1%

Cost of revenue. Cost of revenue for the nine months ended September 30, 2012 was $100.6 million, or 21.1% of total net revenue, an increase of $10.0 million, or 11.1%, from cost of revenue of $90.6 million, or 21.5% of total net revenue, for the nine months ended September 30, 2011. The increase was primarily attributable to an increase in service-related engagements in our RCM segment, which resulted in a higher cost of revenue given these activities are more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our customers. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the nine months ended September 30, 2012 were approximately $20.7 million, or 4.4% of total net revenue, an increase of $1.1 million, or 5.8%, from product development expenses of $19.6 million, or 4.7% of total net revenue, for the nine months ended September 30, 2011.

The increase was primarily attributable to a $1.3 million increase in professional fees partially offset by a $0.2 million decrease in other operating infrastructure expense. Our product development capitalization rate for the nine months ended September 30, 2012 and 2011, was 59.9% and 49.0%, respectively. The higher capitalization rate for the nine months ended September 30, 2012 was primarily due to: (i) an increase in product development within our SCM reporting unit attributable to investments in integration-related activities in connection with combining the operations of Broadlane with our existing operations; and (ii) an increase in RCM investments in product development primarily due to new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2012 were $46.7 million, or 9.8% of total net revenue, an increase of $3.2 million, or 7.5%, from selling and marketing expenses of $43.5 million, or 10.3% of total net revenue, for the nine months ended September 30, 2011. The increase was attributable to a $2.5 million increase in compensation expense relating to new and existing employees; a $0.8 million increase in share-based compensation expense; and a $0.4 million increase in other operating infrastructure expense. The increase was partially offset by a $0.5 million decrease in expenses associated with our client and vendor meeting. Total expenses related to our client and vendor meeting amounted to $6.5 million and $7.0 million for the nine months ended September 30, 2012 and 2011, respectively.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2012 were approximately $165.6 million, or 34.8% of total net revenue, an increase of $16.5 million, or 11.0%, from general and administrative expenses of $149.1 million, or 35.4% of total net revenue, for the nine months ended September 30, 2011. The increase was attributable to an $11.3 million increase in compensation expense to new and existing employees, primarily operations-based employees; a $3.6 million increase in share-based compensation expense; a $1.8 million increase in telecommunications expense; and a $1.0 million increase in professional fees. The increase was partially offset by a $1.2 million decrease in restructuring charges that were associated with certain management changes within our RCM segment that occurred in the prior period.

Acquisition-related expenses. Acquisition and integration-related expenses for the nine months ended September 30, 2012 were $4.8 million, or 1.0% of total net revenue, a decrease of $17.9 million, from acquisition-related expenses of $22.7 million, or 5.4% of total net revenue, for the nine months ended September 30, 2011. The decrease was attributable to the decrease in costs relating to our integration and restructuring associated with our restructuring plans which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs.

We expect to continue to incur costs in future periods related to our plans including aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems. However, we expect these additional costs will be substantially less than those incurred in 2011.

Depreciation. Depreciation expense for the nine months ended September 30, 2012 was $21.4 million, or 4.5% of total net revenue, an increase of $5.0 million, or 30.5%, from depreciation of $16.4 million, or 3.9% of total net revenue, for the nine months ended September 30, 2011. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development.

Amortization of intangibles. Amortization of intangibles for the nine months ended September 30, 2012 was $55.3 million, or 11.6% of total net revenue, a decrease of $5.4 million, or 9.0%, from amortization of intangibles of $60.7 million, or 14.4% of total net revenue, for the nine months ended September 30, 2011. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the nine months ended September 30, 2012 were $220.9 million, or 46.4% of total net revenue, a decrease of $9.6 million, or 4.2%, from approximately $230.5 million, or 54.7% of total net revenue for the nine months ended September 30, 2011. As a percentage of SCM segment net revenue, segment expenses were 75.0% and 88.4% for the nine months ended September 30, 2012 and 2011, respectively.

The decrease was primarily attributable to a $17.8 million decrease in integration and restructuring costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $3.5 million decrease in the amortization of intangibles as certain of these intangible assets reached the end of their useful life; a $2.6 million decrease in cost of revenue in connection with lower direct labor costs; a $0.5 million decrease in expenses associated with our client and vendor meeting; a $0.5 million decrease in professional fees; and a $0.5 million decrease in rent expense. The decrease was partially offset by a $14.0 million increase in compensation expense to new and existing employees, primarily operations-based employees; a $0.8 million increase in other operating infrastructure expense; a $0.5 million increase in share-based compensation expense; and a $0.5 million increase in depreciation expense.

Revenue Cycle Management expenses. RCM operating expenses for the nine months ended September 30, 2012 were $161.3 million, or 33.9% of total net revenue, an increase of $14.5 million, or 9.9%, from $146.8 million, or 34.8% of total net revenue, for the nine months ended September 30, 2011. As a percentage of RCM segment net revenue, segment expenses were 88.7% and 91.4% for the nine months ended September 30, 2012 and 2011, respectively.

RCM operating expenses increased as a result of a $12.0 million increase in cost of revenue in connection with higher direct labor costs related to more service-based engagements; a $3.1 million increase in professional fees; a $2.3 million increase in telecommunications expense; a $1.5 million increase in depreciation expense; and a $0.6 million increase in share-based compensation expense. The increase was partially offset by a $2.0 million decrease in amortization of intangibles as certain of these intangible assets reached the end of their useful life; a $1.2 million decrease in restructuring charges that were associated with certain management changes within our RCM segment that occurred in the prior period; a $1.2 million decrease in other operating infrastructure expense; and a $0.6 million decrease in transportation expense.

Corporate expenses. Corporate expenses for the nine months ended September 30, 2012 were $32.9 million, an increase of $7.7 million, or 30.4%, from $25.2 million for the nine months ended September 30, 2011, or 6.9% and 6.0% of total net revenue, respectively. The increase in corporate expenses was attributable to a $3.8 million increase in share-based compensation expense; a $3.2 million increase in depreciation expense; a $0.5 million increase in transportation expense; and a $0.2 million increase in other operating infrastructure expense.

Non-operating Expenses

Interest expense. Interest expense for the nine months ended September 30, 2012 was $50.7 million, a decrease of $3.2 million from interest expense of $53.9 million for the nine months ended September 30, 2011. The decrease in interest expense was primarily due to: (i) a lower level of indebtedness compared to the prior period and (ii) our revolving credit facility having a lower interest rate as it is not subject to the minimum 1.50% LIBOR floor. As of September 30, 2012, we had total indebtedness of $898.9 million compared to $905.2 as of September 30, 2011. See Note 6 of the Notes to our Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the nine months ended September 30, 2012 was $0.4 million, primarily comprised of $0.3 million in rental income and $0.1 million from a gain on the sale of certain assets. Other income for the nine months ended September 30, 2011 was $2.8 million. The decrease in other income was primarily attributable to a $2.3 million insurance settlement received in 2011. Refer to Note 7 in the Notes to Condensed Consolidated Financial Statements for additional details.

Income tax expense (benefit). Income tax expense for the nine months ended September 30, 2012 was $3.5 million, an increase of $16.1 million from an income tax benefit of $12.6 million for the nine months ended September 30, 2011, which was primarily attributable to increased income before taxes. During 2012, we realigned our legal entities for tax reporting purposes to fully reflect the integration of the Broadlane acquisition into our operations. The realignment required us to recognize a reduction in our state income tax rate and as a result, we recognized a $1.4 million tax benefit during the nine months ended September 30, 2012. Income tax expense recorded during the nine months ended September 30, 2012 reflected an effective income tax rate of 31.7%. Income tax benefit recorded during the nine months ended September 30, 2011 reflected an effective income tax rate of 39.2%.

In August 2011, we were notified by the Internal Revenue Service that the 2009 federal income tax returns for both MedAssets, Inc. and its subsidiaries and Broadlane and its subsidiaries had been selected for examination. Fieldwork commenced in September 2011. Based upon preliminary results communicated to us, we do not expect any material assessment to be realized from these examinations. We anticipate that the examinations will be completed in the fourth quarter of 2012.

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

As of September 30, 2012, we had $90.0 million drawn on our revolving credit facility resulting in $59.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of September 30, 2012 and December 31, 2011, we had cash and cash equivalents totaling $8.2 million and $62.9 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)

Net income (loss)	$ 7.5	$ (19.6)	$ 27.1	138.3%
Non-cash items	91.6	71.7	19.9	27.8
Net changes in working capital	8.6	23.6	(15.0)	-63.6

Net cash provided by operations	$ 107.7	$ 75.7	$ 32.0	42.3%

Net income (loss) represents the income (loss) attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, amortization of debt issuance costs and non-cash interest expense. Refer to our Condensed Consolidated Statement of Cash Flows for details regarding these non-cash items. The total for these non-cash expenses was $91.6 million and $71.7 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in non-cash expenses for the nine months ended September 30, 2012 compared to September 30, 2011 was primarily attributable to: (i) an increase in deferred income taxes; (ii) an increase in share-based compensation; and (iii) an increase in the depreciation of property and equipment. The increase was partially offset by: (i) a decrease in amortization of intangibles; and (ii) a decrease in non-cash interest expense primarily associated with the deferred payment that was made in January 2012. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the nine months ended September 30, 2012, the working capital changes resulting in an increase to cash flow from operations of $8.6 million primarily consisted of the following:

Increase to cash flow

—	a decrease in accounts receivable of $8.7 million primarily related to the timing of invoicing and cash collections;

—	a decrease in other long-term assets of $1.8 million related to the timing of cash payments for our deferred sales expenses partially offset by an increase in deferred implementation costs;

—	a $6.3 million increase in other accrued expenses due to the timing of various payment obligations; and

—	an increase in deferred revenue of $2.6 million for cash receipts not yet recognized as revenue.

The working capital changes resulting in increases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in decreases to cash flow:

Decrease to cash flow

—	an increase in prepaid expenses and other assets of $2.6 million primarily related to an increase in software maintenance costs and higher prepaid taxes partially offset by lower prepaid insurance;

—	a $4.5 million working capital decrease in trade accounts payable due to the timing of various payment obligations; and

—	a $4.3 million decrease in accrued payroll and benefits due to payroll cycle timing and the payment of our 2011 performance-based compensation expense.

For the nine months ended September 30, 2011, the working capital changes resulting in an increase to cash flow from operations of $23.6 million primarily consisted of the following:

Increase to cash flow

—	a decrease in accounts receivable of $4.2 million primarily related to the timing of invoicing and cash collections;

—	a decrease in prepaid expenses and other assets of $2.7 million primarily related to an income tax refund received during the year;

—	a $10.4 million increase in deferred revenue for cash receipts not yet recognized as revenue;

—	an increase in accrued revenue share obligation and rebates of $8.8 million due to the timing of cash payments and customer purchasing volume at our GPO; and

—	a $1.5 million increase in accrued payroll and benefits due to payroll cycle timing.

The working capital changes resulting in increases to cash flow from operations discussed above were partially offset by an increase in other long-term assets of $4.2 million related to the timing of cash payments for our deferred sales expenses and in increase in our deferred implementation costs resulting in a reduction to cash flow.

Investing Activities.

Investing activities used $42.8 million of cash for the nine months ended September 30, 2012 which included: $31.0 million for investment in software development; and $11.8 million of capital expenditures. The increase in cash used for investing activities compared to the prior period was primarily due to: (i) investments in software development in connection with combining the operations of Broadlane with our existing operations; and (ii) RCM software development primarily due to new product features and functionality, new technologies, and upgrades to our service offerings.

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

Financing Activities.

Financing activities used $119.6 million of cash for the nine months ended September 30, 2012. We borrowed $90.0 million from our revolving credit facility consisting of: (i) a $55.0 million draw used to partially fund the deferred payment obligation made in January 2012; and (ii) a $35.0 million draw used to make a voluntary prepayment on our senior term loan facility. Refer to Note 6 in the Notes to Condensed Consolidated Financial Statements for additional details. We also received $5.2 million from the issuance of common stock; and $1.2 million from the excess tax benefit from the exercise of stock options. This was offset by $120.1 million for the payment of the deferred purchase consideration made in connection with the Broadlane Acquisition. We made payments on our senior term loan facility of $94.8 million consisting of: (i) $4.8 million in scheduled principal payments; (ii) $55.0 million in voluntary prepayments from free cash flow; and (iii) a $35.0 million voluntary prepayment from our revolver draw discussed above. In addition, we made payments of $0.5 million that were made on our finance obligation (as discussed below) as well as repurchased approximately 62,000 shares of our common stock under our share repurchase program (now expired) totaling $0.6 million. We are required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of our credit agreement. We will be required to make any necessary cash flow payment within the first quarter of 2013.

Financing activities used $52.4 million of cash for the nine months ended September 30, 2011. We made payments on our senior term loan facility of $54.7 million in addition to payments of $0.5 million that were made on our finance obligation. This was offset by $1.8 million we received from the issuance of common stock and $1.8 million from the excess tax benefit for the exercise of stock options. In addition, we repurchased approximately 75,000 shares of our common stock under our share repurchase program (now expired) totaling $0.8 million.

Off-Balance Sheet Arrangements and Commitments

We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building located in Cape Girardeau, Missouri under a finance obligation. We do not believe that this letter of credit will be drawn.

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of September 30, 2012 for each respective year (Unaudited, in thousands):

Amount
2012	$3,148(1)
2013	13,297
2014	13,356
2015	11,673
2016	9,129
Thereafter	67,750

Total future minimum rental payments	$118,353

  (1) Represents the remaining rental payments due during the fiscal year ending December 31, 2012.

As of September 30, 2012, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Gross Fees, Gross Administrative Fees and Revenue Share Obligation. Gross fees include all gross administrative fees we receive pursuant to our vendor contracts and all other fees we receive from clients. Our revenue share obligation represents the portion of the gross administrative fees we are contractually obligated to share with certain of our GPO clients. Total net revenue (a GAAP measure) reflects our gross fees net of our revenue share obligation. These non-GAAP measures assist management and the Board and may be helpful to investors in analyzing our growth in the Spend and Clinical Resource Management segment given that administrative fees constitute a material portion of our revenue and are paid to us by over 1,150 vendors contracted by our GPO, and that our revenue share obligation constitutes a significant outlay to certain of our GPO clients. A reconciliation of these non-GAAP measures to their most directly comparable GAAP measure can be found in the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

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

The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation	2012	2011	2012	2011
	(Unaudited, in thousands)		(Unaudited, in thousands)
Net income (loss)	$5,464	$(983)	$7,476	$(19,641)
Depreciation	7,721	5,507	21,416	16,414
Depreciation (included in cost of revenue)	536	306	1,353	815
Amortization of intangibles	17,840	20,228	55,251	60,700
Amortization of intangibles (included in cost of revenue)	139	139	417	417
Interest expense, net of interest income(1)	16,672	17,818	50,717	53,928
Income tax expense (benefit)	4,386	(2,612)	3,467	(12,645)

EBITDA	52,758	40,403	140,097	99,988
Share-based compensation expense(2)	2,781	2,123	7,796	2,945
RCM management restructuring expense(3)	—	1,204	—	1,204
Rental income from capitalizing building lease(4)	(109)	(109)	(328)	(327)
Purchase accounting adjustments(5)	—	182	—	6,245
Acquisition and integration-related expenses(6)	1,535	3,742	4,812	22,713
Insurance settlement(7)	—	(2,340)	—	(2,340)

Adjusted EBITDA	$56,965	$45,205	$152,377	$130,428

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Condensed Consolidated Statement of Operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	Amount represents restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.

(4)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our Consolidated Financial Statements filed in our Annual Report on Form 10-K for the year ended December 31, 2011 for further discussion of this rental income.

(5)	Upon acquiring Broadlane on November 16, 2010, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to client purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us and recording any corresponding revenue share obligation as a liability).

For the three months ended September 30, 2011, the $0.2 million represents the net amount of: (i) approximately $0.3 million in gross administrative fees and other service fees primarily based on vendor reporting received from July 1, 2011 through September 30, 2011 relating to purchases made prior to the acquisition date, and (ii) a corresponding revenue share obligation of $0.1 million relating to the same period.

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

(6)	Represents the amount attributable to acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs. We expect to incur costs in future periods related to our plans including but not limited to aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems.

(7)	Amount was attributable to a $2.3 million insurance settlement received during the period. Refer to Note 7 in the Notes to Condensed Consolidated Financial Statements for additional details.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Per share data	2012	2011	2012	2011
		(Unaudited)
EPS - diluted	$0.09	$(0.02)	$0.13	$(0.34)

Pre-tax non-cash, acquisition-related intangible amortization and depreciation	0.30	0.36	0.97	1.09

Pre-tax non-cash, share-based compensation(1)	0.05	0.04	0.13	0.06

Pre-tax acquisition and integration-related expenses(2)	0.03	0.07	0.08	0.40

Pre-tax RCM management restructuring expenses(3)	—	0.02	—	0.02

Pre-tax purchase accounting adjustment(4)	—	—	—	0.11

Pre-tax deferred payment interest expense accretion(5)	—	0.01	—	0.03

Pre-tax insurance settlement(6)	—	(0.04)	—	(0.04)

Tax effect on pre-tax adjustments(7)	(0.15)	(0.18)	(0.47)	(0.67)

Non-GAAP adjusted EPS - diluted	$0.32	$0.26	$0.84	$0.66

Weighted average shares - diluted (in 000s)(8)	59,513	57,410	58,896	57,334

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited, in thousands)		(Unaudited, in thousands)

Net income (loss)	$5,464	$(983)	$7,476	$(19,641)

Pre-tax non-cash, acquisition-related intangible amortization and depreciation	18,453	20,912	57,088	62,753

Pre-tax non-cash, share-based compensation(1)	2,781	2,123	7,796	2,945

Pre-tax acquisition and integration-related expenses(2)	1,535	3,742	4,812	22,713

Pre-tax RCM management restructuring expenses(3)	—	1,204	—	1,204

Pre-tax purchase accounting adjustment(4)	—	182	—	6,245

Pre-tax deferred payment interest expense accretion(5)	—	749	—	2,403

Pre-tax insurance settlement(6)	—	(2,340)	—	(2,340)

Tax effect on pre-tax adjustments(7)	(9,108)	(10,629)	(27,878)	(38,369)

Non-GAAP adjusted net income	$19,125	$14,960	$49,294	$37,913

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact, on a pre-tax basis, of acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Represents the amount and the per share impact, on a pre-tax basis, of restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.

(4)	Represents the amount and the per share impact, on a pre-tax basis, of certain purchase accounting adjustments associated with the Broadlane Acquisition that reflect the fair value of gross administrative fee receivables and other service fees less revenue share obligation primarily related to client purchases that were reported to us subsequent to the consummation of the Broadlane Acquisition.

(5)	Represents the amount and the per share impact, on a pre-tax basis, of interest expense on the accretion of the $120.1 million deferred payment associated with the Broadlane Acquisition, which was made in January 2012. We believe such expenses are infrequent in nature and are not indicative of continuing operating performance.

(6)	Represents the amount and the per share impact, on a pre-tax basis, attributable to a $2.3 million insurance settlement received during the period. Refer to Note 7 in the Notes to Condensed Consolidated Financial Statements for additional details.

(7)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. The Company generally utilizes its effective tax rate for each respective period to calculate the tax effect of each adjustment. Given the impact of the Broadlane Acquisition on the Company’s 2011 actual effective tax rate, the Company used a tax rate of 40.0% for the three and nine months ended September 30, 2012 and 2011. The effective tax rate for the three months ended September 30, 2012 and 2011 was 44.5% and 72.7%, respectively. The effective tax rate for the nine months ended September 30, 2012 and 2011 was 31.7% and 39.2%, respectively.

(8)	Given the Company’s net loss for the three and nine months ended September 30, 2011, basic and diluted weighted average shares are the same for EPS and Non-GAAP diluted adjusted EPS.

New Pronouncements

Intangibles — Goodwill and Other

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update on testing indefinite-lived intangible assets for impairment. The update provides the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a second, quantitative impairment test. If, based on the qualitative assessment of events or circumstances, an entity determines it is not more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount, then it would not be necessary to perform the quantitative impairment test. However, if an entity concludes otherwise, then the quantitative impairment test must also be performed to identify and measure any potential impairment amount. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

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

Interest rate risk. We had outstanding borrowings on our senior term loan facility of $483.9 million and on our revolving credit facility of $90.0 million as of September 30, 2012. The senior term loan facility bears interest at LIBOR, subject to a floor of 1.5% plus an applicable margin. The revolving credit facility bears interest at LIBOR plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of September 30, 2012, which bears interest at 8% per annum.

Due to the additional indebtedness we incurred under the credit agreement and in connection with the issuance of the Notes, we expect to incur a significant increase in our interest expense in future periods. To the extent we do not hedge it, we expect our interest rate risk to rise accordingly. As required by our credit agreement, we entered into certain derivative instruments in 2011 to convert a portion of our variable rate senior term loan facility to a fixed rate debt. Refer to Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding senior term loan facility and revolving credit facility, would have resulted in approximately $4.3 million of additional interest expense for the nine months ended September 30, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We had no stock repurchases during the three months ended September 30, 2012.

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

Signature	Title	Date
/s/ JOHN A. BARDIS	Chairman of the Board of Directors and Chief Executive Officer	November 2, 2012
Name: John A. Bardis	(Principal Executive Officer)
/s/ CHARLES O. GARNER	Chief Financial Officer	November 2, 2012
Name: Charles O. Garner	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer
and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith