Form 10-K
period 2012-12-31
MEDASSETS INC
filed 2013-02-27
CIK 1254419

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, was $737,206,510 based on the closing sale price of the Common Shares on the Nasdaq Global Select Market on that date. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

The number of shares of Common Stock outstanding at February 08, 2013 was 59,460,863.

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

Overview

MedAssets is headquartered in Alpharetta, Georgia, and was incorporated in 1999. We are a financial and performance improvement company providing technology-enabled products and services (“solutions”) that, together, help mitigate the increasing financial pressures faced by hospitals, health systems, and other non-acute healthcare providers. These pressures include lower revenues due to shortfalls in, and the increasing complexity of, healthcare reimbursement, reductions in elective procedures, high levels of uncompensated care, and higher costs resulting from increasing operational complexity and clinical acuity. According to quarterly financial disclosure reports, the median hospital operating margin was 3.1% in 2011, and more than 25% of the hospitals reported a negative total profit margin for the year. We believe that hospital and health system operating margins will remain under long-term and continual financial pressure due to shortfalls or reductions in government reimbursement, commercial insurance pricing leverage, continued escalation of operating and supply costs, and increased demand for services at lower reimbursement rates with the implementation of healthcare reform initiatives.

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

Our technology-enabled solutions are delivered primarily through company-hosted software, sometimes referred to as software as a service (“SaaS”) or Web-based applications, supported by implementation, process improvement consulting and outsourced services, as well as enterprise-wide sales and client management support. Our Web-based applications employ the concept of cloud computing by using the Internet to virtually deploy our solutions across decentralized health care organizations, providing standardization and compliance to improve operating efficiency and performance. We employ an integrated, client-centric approach to delivering our solutions which, when combined with the ability to deliver measurable financial improvement, has resulted in high retention of our large health system clients, and, in turn, a predictable base of stable, recurring revenue. Our ability to expand the breadth and value of our solutions over time has allowed us to develop strong relationships with our clients’ senior management teams.

Our success in improving our clients’ ability to increase revenue and manage supply expense has driven substantial growth in our client base and has allowed us to expand sales of our products and services to existing clients. These factors have contributed to our compounded annual net revenue growth rate of approximately 18.0% over our last five fiscal years. Our client base currently includes over 4,200 acute care hospitals and more than 122,000 ancillary or non-acute provider locations.

We deliver our solutions through our two business segments, Spend and Clinical Resource Management (“SCM”) and Revenue Cycle Management (“RCM”). Our SCM segment manages more than $50 billion of annual supply spend by healthcare providers, including over $28 billion of annual spend through our group purchasing organization (“GPO”), on behalf of more than 3,000 hospital clients. Our RCM segment currently has more than 2,600 hospital clients and touches over $365 billion in gross patient revenue annually.

•

Spend and Clinical Resource Management.    Our SCM segment is an industry leader in cost management capabilities for healthcare providers. We provide a comprehensive suite of cost management services, supply chain analytics and data capabilities that help our clients manage many of their high expense categories. Our solutions lower operating costs through compliance to our strategic sourcing of supplies and purchased services at discounted prices, supply chain outsourcing and procurement services capabilities, and improvement in care processes, reduction in care variations, through the use of our clinical and process improvement consulting services, workforce optimization solutions and business analytics and intelligence tools. Based on our analysis of certain clients that have implemented a portion of our products and services, we estimate that implementation of our full suite of SCM solutions has the potential to decrease a typical health system’s supply expenses by 3% to 10%, which equates to an increase in operating margin of 0.5% to 2.0% of revenue.

•

Revenue Cycle Management.    Our RCM segment is one of the largest providers of revenue cycle management solutions to healthcare providers, primarily hospitals and health systems. We provide a comprehensive suite of SaaS or Web-based software and technology-enabled services addressing the revenue cycle processes — from patient access and financial responsibility, clinical documentation, charge capture and revenue integrity, pricing analysis, claims processing and denials management, payor contract management, extended business office revenue recovery, accounts receivable services and outsourcing. Our workflow solutions leverage proprietary data, reimbursement and payor rules in combination with our data management, compliance and audit tools to increase net revenue collections, reduce accounts receivable balances and increase regulatory compliance. Based on our analysis of certain clients that have implemented a portion of our products and services, we estimate that implementation of our full suite of revenue cycle management solutions has the potential to increase a typical health system’s net patient revenue by 1.0% to 3.0%.

We believe that we are well positioned to deliver client-specific solutions to the market as hospitals, health systems and non-acute providers continue to face the financial pressures that are endemic and long-term to the healthcare industry and particularly acute in today’s economic climate. We have leveraged the scale and scope of our overall business to develop a strong understanding and unique base of content regarding the environment in which hospitals and health systems operate. With the benefit of this insight, we develop solutions that are designed to strengthen the discrete financial and operational inefficiencies across our clients’ operations, helping them reduce the total cost of care, enhance operational efficiency, improve delivery of care, and capture greater revenue.

Industry

According to the U.S. Centers for Medicare & Medicaid Services (“CMS”), spending on healthcare in the United States was estimated to be $2.7 trillion in 2011, or 17.9% of United States Gross Domestic Product, or GDP. Healthcare spending is projected to reach almost $4.8 trillion by 2021, or 19.6% of GDP. In 2011, spending on hospital care was estimated to be $850.6 billion, representing the single largest component of healthcare spending. According to the American Hospital Association, the U.S. healthcare market has approximately 5,700 acute care hospitals, of which nearly 3,000 are part of health systems. A health system is a healthcare provider with a range of facilities and services designed to deliver care more efficiently and to compete more effectively to increase market share. The Bureau of Labor Statistics estimates that the non-acute care market consists of nearly 545,000 healthcare facilities and providers, including outpatient medical centers and surgery centers, medical and diagnostic laboratories, imaging and diagnostic centers, home healthcare service providers, long term care providers, and physician practices.

We believe that ongoing strains on government agencies’ ability to pay for healthcare will have the effect of limiting available reimbursement for healthcare providers. Reimbursement by federal programs often does not cover a hospital’s cost of providing care. In 2011, community hospitals had a shortfall of more than $41.1 billion relative to the cost of providing care to Medicare and Medicaid beneficiaries, up 90.3% from $21.6 billion in 2000, according to the American Hospital Association. The growing Medicare-eligible population, combined with a declining number of workers per Medicare beneficiary, is expected to result in significant Medicare budgetary pressures leading to increasing reimbursement shortfalls for hospitals relative to the cost of providing care.

In order to address rising healthcare costs, employers are pressuring managed care companies to contain healthcare insurance premium increases and reduce the healthcare benefits offered to employees. These ongoing efforts by employers to manage healthcare costs could have the effect of limiting reimbursement for hospitals. The expected launch of government-sponsored health insurance exchanges may negatively impact broader reimbursement trends for healthcare providers.

The introduction of consumer-directed or high-deductible health plans by managed care companies, as well as the overall decline in healthcare coverage by employers, has forced private individuals to assume greater financial responsibility for their healthcare expenditures. Consumer-directed health plans, and their associated high deductibles, increase the complexity and change the nature of billing procedures for hospitals and health systems. As more and more payment responsibility shifts to the consumer, , hospitals forego reimbursement and classify the associated care expenses as bad debt as individuals are unable to pay for services rendered.

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

As reimbursement models move from fee-for-service to fee-for-value, healthcare providers will need to manage the complexities of both reimbursement structures, as well as understand profitability and utilization under both models. Payor contract modeling and adjudication capabilities must address these complexities.

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

Market Opportunity

We believe that the endemic, persistent and growing healthcare industry pressures provide us substantial opportunities to assist hospitals and health systems to increase net revenue and reduce supply expense. We estimate the total addressable market for our enterprise-wide solutions in the United States to be more than $13 billion, including outsourced or embedded management services.

Reimbursement Complexities and Pressures

Hospitals and health systems are faced with complex and changing reimbursement rules across the government agency and managed care payor categories, as well as the challenge of collecting an increasing percentage of revenue directly from individual patients. Key reimbursement complexities and pressures include:

•

Patient Protection and Affordable Care Act.    In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. The law focuses, among other things, on reform of the private health insurance market to provide coverage for uninsured individuals and better coverage for those with pre-existing conditions. It is estimated that as many as 32 million uninsured individuals will have access to affordable coverage beginning in 2014. The law also provides for the commencement of health insurance exchanges as a new market place where individuals and small businesses can compare policies and premiums, and buy insurance with a government subsidy, if eligible. In addition, the PPACA is creating the advent of accountable care organizations (ACOs) to promote accountability by healthcare providers and payors for a patient population, and has established various pilot projects to understand the impact and benefits of various bundled reimbursement methodologies. These new reimbursement methodologies will significantly affect providers that are involved in patient care delivery. Instead of each provider being paid separately for the services performed, one bundled payment will cover the total care provided. New competencies will be needed to coordinate care, manage costs and allocate reimbursement.

While coverage of uninsured individuals may mean fewer unpaid hospital bills, much of the care provided to the newly insured is expected to be covered by state or federally-sponsored health insurance exchanges that may provide reimbursement at or near current Medicare/Medicaid rates, which are already below the cost of care delivery. Any short-term benefit for healthcare providers may also be offset by a decrease in funding for uncompensated care, reductions in Medicare and Medicaid payments, penalties for adverse outcomes, and the challenges of supporting increased utilization of healthcare services.

•

Government agency reimbursement.    Government-mandated billable coding changes continue to present ever greater complexity in the reimbursement process by requiring hospitals to change their systems and processes in order to submit compliant Medicare invoices required for payment, thereby straining existing information technology. For example, U.S. healthcare providers are required to transition from the ICD-9 (International Statistical Classification of Diseases and Related Health Problems) system to ICD-10, a much more complex coding scheme for documenting diagnoses and procedures in order to comply with World Health Organization standards as required by the U.S. Department of Health and Human Services (“HHS”) by October 1, 2014. The ICD-10 coding system totals approximately 155,000 different codes, ten times more than the 14,400 codes found in ICD-9. Healthcare providers, payors and clearinghouses were also required to be compliant with version 5010 of the Health Insurance Portability and Accountability Act (“HIPAA”) transaction and code set standards for eligibility, claims status, referrals, claims and remittances by June 30, 2012. Providers are forced to make investments in technology upgrades, process change and staff training with each of these major regulatory changes.

CMS has multiple initiatives to prevent improper payments before a claim is paid, and to identify and recover improper payments after a claim has been paid. The Medicare Recovery Audit Contractors (RAC) program identified and corrected $797 million in Medicare overpayments in 2011. This program, which began nationwide in January 2010, requires providers to comply with the audit requests, thereby requiring addition resources and processes for providers. Using the appeals process, healthcare providers were successful in overturning 44% of the appeals in 2011.

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

•

Consumer-directed health plans.    According to CMS, consumer out-of-pocket payments for health expenditures increased to $308 billion in 2011 from $209 billion in 2001. Furthermore, many employer-sponsored plans have benefit designs that require large out-of-pocket expenses for individual employees. Traditionally, hospitals and health systems have developed billing and collection processes to interact with government agency and managed care payors on a high-volume, scheduled basis. The advent of consumer-directed healthcare, or high-deductible health insurance plans, requires hospitals and health systems to invoice patients on an individual basis. Many hospitals and health systems do not have the operational or technological infrastructure required to successfully manage a high volume of invoices to individuals.

Provider Complexities and Pressures

Hospitals and health systems face increasing cost pressures caused by declining reimbursement, overutilization of services, continued increase of supply prices, technological innovation and complexities inherent in procuring the vast number and quantity of supplies and medical devices required for the delivery of care, as well as the anticipated impact of health insurance reform initiatives. Key complexities and pressures include:

•

Increased patient volumes and lower reimbursement from health insurance coverage.    While coverage for an estimated 32 million uninsured individuals beginning in 2014 may mean fewer overall unpaid hospital bills as part of PPACA, the care provided to the newly insured is expected to be reimbursed at or near current Medicare/Medicaid rates, which are already below the cost of care delivery. Any short-term benefit for healthcare providers may also be offset by a decrease in funding for uncompensated care, reductions in Medicare and Medicaid payments, penalties for adverse outcomes, and the challenges of supporting increased utilization of healthcare services.

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

•

Hospitals focus on quality clinical care.    Healthcare organizations have historically devoted the majority of their financial and operational resources to investing in people, technologies and infrastructure that improve the level and quantities of clinical care that they can provide. In part, this focus has been driven by healthcare providers’ historical ability to capture higher reimbursement for innovative, more sophisticated medical procedures and therapeutic specialties. In addition, healthcare executives are worried about reducing waste and unwarranted utilization, and managing horizontally across their organizations. Since these organizations’ overall financial and operational resources are limited, investments in higher quality clinical care have often come at the expense of investment in other infrastructure systems, including revenue capture, billing, and materials management. As a result, existing hospital operations and financial and information systems are often ill-suited to manage the increasing complexity and ongoing changes that are inherent in the current and future reimbursement, supply procurement, clinical care and cost management environment.

MedAssets Solutions

Our technology-enabled solutions enable healthcare providers, primarily hospitals and health systems, to reverse the trend of expenses increasing at a greater rate than revenue. Our SCM solutions reduce expenses through focused or comprehensive supply chain and clinical resource utilization services that use data and analytics, such as master item files and hospital purchasing data, to identify opportunities for savings and process improvement. This enables us to assist our clients in negotiating discounts on specific high-cost physician preference items and pharmaceuticals, and allows our clients to optimize purchasing of supplies and services as well as to engage physicians in the process to reduce the total cost of care. Our RCM solutions increase net revenue collection rates for healthcare providers by analyzing complex information sets, such as chargemasters and payor rules, to facilitate regulatory compliance and payor requirements, to realize accurate and timely submission and tracking of invoices or claims.

Our Competitive Strengths

Key elements of our competitive strengths include:

•

Comprehensive and flexible suite of solutions.    Our proprietary applications are primarily delivered through SaaS-based software and are designed to integrate with our clients’ existing systems and work processes, rather than replacing enterprise software systems. As a result, our solutions are scalable and generally require minimal or no upfront investment by our clients. In addition, our products have been recognized as industry leaders, with our payor contract management software tool maintaining its #1 ranking for the last seven years, and our claims management software tool ranking #1 for five out of the last seven years according to KLAS Enterprises LLC, a research firm specializing in monitoring and reporting the performance of healthcare vendors. Moreover, we can offer our clients an opportunity to leverage our comprehensive and flexible set of product and service capabilities in order to help transform their operations through fundamental and sustainable process change and to increase cost savings, revenue capture and/or cash flows.

•

Leading market position.    We believe we are a market leader in each of the two segments in which we operate. This relative market share advantage enables us to invest, at a greater level, in areas of our business to enhance our competitiveness through product innovation and development, sales and client support, as well as employee training and development.

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

•

Superior proprietary data.    Our solutions are supported by proprietary databases compiled by leveraging the breadth of our client base and product and service offerings over a period of years. We believe our databases are the industry’s most comprehensive, including our clinical analytic database of inpatient, outpatient, ambulatory surgery and physician encounters of over two billion charge detail records for over 550 clinical programs. MedAssets is able to provide a detail service line analysis that includes benchmarks, pricing targets, and utilization targets. Our proprietary master item file contains approximately two million different product types and models, our chargemaster contains over 230,000 distinct charges, and our claims management, contract management and KnowledgeSource databases contain governmental and other third-party payor rules and comprehensive pricing data. In addition, we integrate a hospital’s revenue cycle and spend management data sets to help ensure that all chargeable supplies are accurately represented in the hospital’s chargemaster, resulting in increased revenue capture and enhanced regulatory compliance. This content also enables us to provide our clients with spend management decision support and analytical services, including the ability to effectively manage and control their contract portfolios and monitor pricing, tiers and market share. The breadth and scale of our client base and product and service offerings enhances our ability to continually update our proprietary databases, ensuring that our data remains current and comprehensive.

•

Experienced and driven sales force & client management team.    We employ highly-trained and focused sales and client service teams of approximately 325 people. Our sales and client service teams provide national coverage for establishing and managing client relationships and maintain close relationships with senior management of hospitals and health systems, as well as other operationally-focused executives involved in areas of revenue cycle management and spend and clinical resource management. Our large sales and client service teams allow us to have personnel that focus on enterprise sales, which we define as selling a comprehensive solution to healthcare providers, and on technical sales, which we define as sales of individual products and services. We utilize a highly consultative sales process during which we gather extensive client financial and operating data that we use to demonstrate that our solutions can yield significant near-term financial improvement. Our sales and client service teams’ compensation is designed to drive profitable growth in sales to both current clients and new prospects, and to support client satisfaction and retention efforts. We expect to use our existing highly consultative sales and client service teams and increased scale to drive additional growth across the combined company’s suite of products and solutions to both new and existing clients.

•

Proven management team and dynamic culture.    Our senior management team has many years of business and healthcare industry experience, and our company has a proven track record of delivering measurable financial improvement for healthcare providers. We believe that our current management team has the expertise and experience to continue to grow our business by executing our strategy without significant additional headcount in senior management positions. Our management team has established a client-driven culture that encourages employees at all levels to focus on identifying and addressing the evolving needs of healthcare providers and has facilitated the integration of acquired companies.

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

•

Continually improving and expanding our suite of solutions.    We intend to continue to deploy our research and development team, proprietary databases and industry knowledge to further integrate our products and services and develop new financial and operational improvement solutions for hospitals and healthcare providers. In addition to our internal research and development, we also will continue to look to expand our portfolio of solutions through strategic partnerships and select acquisitions, if appropriate, that will allow us to offer incremental financial improvement to healthcare providers. Research and development of new products and the successful execution and integration of future acquisitions are integral to our overall strategy as we continue to expand our portfolio of solutions.

•

Further penetrating our existing client base.    We intend to use our long-standing client relationships, large and experienced sales and client service teams, and expanded breadth of SCM and RCM capabilities to increase the penetration rate for our comprehensive suite of solutions with our existing clients. We estimate the addressable market for existing clients to be a $4.4 billion revenue opportunity for our existing products and services. Within our large and diverse client base, many of our clients utilize solutions from only one of our segments, and the vast majority of our clients use less than the full suite of our solutions.

•

Attracting new clients.    We intend to utilize our large and experienced sales team to aggressively seek new clients. We estimate that the addressable market for new clients for our SCM and RCM solutions represents a $4.2 billion revenue opportunity for our existing products and services. We believe that our comprehensive and tailored suite of solutions and ability to demonstrate financial improvement opportunities through our highly-consultative sales process will continue to allow us to successfully differentiate our solutions from those of our competitors. The implementation of comprehensive or outsourced SCM and RCM services represents an additional revenue opportunity of more than $5 billion.

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

Business Segments

We deliver our solutions through two business segments, Spend and Clinical Resource Management (“SCM”) and Revenue Cycle Management (“RCM”), which we previously referred to as our Spend Management Segment. Information about our business segments should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Spend and Clinical Resource Management Segment

Our SCM segment helps our clients manage a substantial portion of their high expense categories through a combination of strategic sourcing and group purchasing services, services that include medical device and clinical resource consulting as well as supply chain outsourcing and procurement services among other capabilities. In addition, we offer sophisticated business intelligence and decision support tools.

Strategic Sourcing

Our SCM segment is the industry leader in cost management capabilities for healthcare providers, managing more than $50 billion of annual supply spend by healthcare providers. We focus on optimizing supply chain performance by identifying and delivering cost savings opportunities through a combination of technology and strategic contracting services to help build customized solutions encompassing the procurement of medical supplies, pharmaceuticals, food and nutrition items and capital equipment. Our strategic sourcing services help clients reduce total supply expense in their major spend areas as well as perform more efficiently and effectively.

•

Group purchasing.    We are one of the largest healthcare GPO in the United States. Our national portfolio of over 1,800 contracts with more than 1,150 manufacturers, distributors and other vendors provides our clients with access to a wide range of products and services, including: medical/surgical supplies; pharmaceuticals; laboratory supplies; capital equipment; information technology; food and nutritional products; and purchased services. We use our aggregate purchasing power to negotiate pricing discounts and improved contract terms with vendors. Contracted vendors pay us administrative fees based on the purchase price of goods and services sold to our healthcare provider clients purchasing under the contracts we have negotiated.

Our contract portfolio is designed to offer our healthcare provider clients with both a flexible solution comprised of multi-sourced supplier contracts, as well as a core group of pre-commitment and/or sole-sourced contracts that offer the significant discounts. Our multi-sourced contracts include pricing tiers based on purchase volume and multiple sources for many products and services. Our pre-commitment or sole-source supplier contracts require that our clients commit to a high percentage of purchase volume from the specified supplier contracts to access greater savings. We constantly evaluate the depth, breadth and competitiveness of our contract portfolio, and we adopted this evolving, driven strategy because of the varying needs of our clients and the significant number of factors, including overall size, service mix, for-profit versus not-for-profit status, and the degree of integration between hospitals in a health system, that influence and dictate their needs.

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

Spend and Clinical Resource Management Services

Our SCM services use a combination of demonstrated best practices, leading-edge technology and experienced consultants to reduce clinical and operational costs and increase operational efficiency. Our focus is on delivering significant and sustainable financial and operational improvement in the following areas:

•

PPI cost and utilization management.    Implantable physician preference item, or PPI, costs may represent approximately 40% of the total supply expense of an average hospital. PPI includes expensive medical products and implantable devices (e.g., stents, catheters, heart valves, pacemakers, leads, total joint implants, spine implants and bone products) in the areas of cardiology, orthopedics, neurology, and other highly advanced and innovative service lines, as well as branded pharmaceuticals. We assist healthcare providers with PPI cost reduction by providing data and utilization analyses and pricing targets, and by facilitating the implementation and request for proposal processes for PPI in the following areas: cardiac rhythm management; cardiovascular surgery; orthopedic surgery; spine surgery; interventional procedures; and clinical pharmacy management.

•

Outsourced services.    We have over 450 professionals who oversee the supply chain operations for more than 175 hospitals through the direct management of the sourcing and contracting, purchasing, materials management and inventory management activities. Our teams of embedded employees work with hospital executives to set defined and measurable cost-reduction goals, leverage the most competitive supply contracts, use automation to streamline supply purchases, create new practices to accelerate distribution, and track performance to enable continuous improvement.

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

•

Process improvement consulting.    Our teams of lean and process improvement experts assess areas for improvement across all major departments and services in a healthcare organization, including the operating room, emergency department, pharmacy department, and nursing floors for example, and implement operational efficiency processes to increase throughput turnaround time, patient satisfaction, and consistency in care delivery.

•

Comprehensive service line improvement.    We assist providers in evaluating their service lines and identifying areas for clinical resource improvement through a rigorous process that includes advanced data analysis of utilization, profitability and other operational metrics. Specific areas of our service line expertise include cardiac and vascular surgery, invasive cardiology and rhythm management, medical cardiology, orthopedic surgery, spine and neurology, and general medicine. We assist organizations in reducing the variation in care delivery across locations and physicians within the health system.

•

Operational performance improvement and advisory solutions.    We provide a comprehensive portfolio of evidence-based cost management, clinical utilization and revenue cycle consulting services to help clients improve financial and operational performance across their enterprise. We engage health system leaders and physicians in a data-driven approach to reduce clinical resource consumption, increase service line profitability and improve organizational quality and efficiency. We also offer specialized clinical consulting expertise, shared procurement services, e-commerce, advanced spend analytics, outsourced supply chain services and overall process improvement. In addition, we integrate the delivery of these capabilities with our revenue cycle consulting services to support redesigned workflow and processes, optimized staffing and enhanced utilization of technology to achieve and sustain best practice revenue cycle performance.

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

•	E-Procurement. We offer connectivity to supplier content network, which helps to automate and expedite the supply requisition processes

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

Revenue Cycle Technology and Services

Healthcare providers face unique content, data management, business process and claims processing challenges and can utilize our solutions to address these issues in the following stages of the revenue cycle workflow:

•

Patient access and financial responsibility.    The initial point of patient contact and data collection during the scheduling and admissions process is critical for efficient and effective claim adjudication. Our patient bill estimation, patient access workflow manager and process improvement tools and services promote accurate information and data capture, facilitate communication across revenue cycle operations and assist clients in identifying a patient’s ability to pay and the subsequent collection of payment.

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

•

Strategic pricing.    We maintain a proprietary charge benchmark database that we estimate covers services resulting in over 95% of a hospital’s departmental gross revenues. Through our tools, hospitals are able to establish defensible pricing based on comparative charging benchmarks as well as hospital-specific costs and payor contracts to increase revenue while providing transparency to pricing strategies.

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

•

Bundled payments.    Value-based reimbursement is a key initiative of healthcare reform, and our bundled payment solution helps healthcare payors and providers prepare for the significant changes to come in payment structure. Using our proprietary software and consultative knowledge, healthcare organizations are able to create new definitions for new patient episodes of care, implement and monitor fee-for-service claims within episode budgets, report on financial and quality metrics, administer payment reconciliation to each provider involved in the patient case, and monitor and track patients care pathway through the episode of care.

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

We employ our services and consulting expertise to help clients pinpoint the greatest areas to achieve operational improvements, and implement capabilities to deliver measurable and sustainable financial improvements in the following areas:

•

Revenue recovery and accounts receivable management.    Our solutions help to ensure appropriate payment is received for the services provided. We help manage clients’ accounts receivable balance to accelerate payments and to increase net revenues. Our revenue recovery services collect additional cash by detecting inappropriate discounting and inaccurate payments by payors, including silent PPOs, recovering revenue from denied claims and providing Medicare RAC audit review and appeal services. Our extended business office services focus on appeal and recovery of clinical denials, underpayments and breach of contract.

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

Other Information About the Business

Clients

As of December 31, 2012, our client base included more than 4,200 acute care hospitals and approximately 122,000 ancillary or non-acute provider locations. Our group purchasing organization has contracts with more than 1,150 manufacturers, distributors and other vendors that pay us administrative fees based on purchase volume by our healthcare provider clients. The diversity of our large client base ensures that our success is not tied to a single healthcare provider or GPO vendor. Our clients are located primarily throughout the United States and, to a lesser extent, Canada.

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

Our revenue cycle management solutions compete with products and services provided by large, well-financed and technologically sophisticated entities, including healthcare information technology providers such as Allscripts Corporation, Epic Systems Corporation, McKesson Corporation and Siemens AG; consulting and outsourcing firms such as Accenture Ltd., Accretive Health, Inc., Deloitte & Touche LLP, Ernst & Young LLP, Huron Consulting, Inc., Navigant Consulting, Inc., PricewaterhouseCoopers LLP and The Advisory Board Company; and providers of competitive products and services such as Conifer (a subsidiary of Tenet Healthcare), Craneware Inc., Emdeon Inc., Optum (a subsidiary of UnitedHealth Group, Inc.), Parallon (a subsidiary of HCA, Inc.), Passport Health Communications, Inc., RelayHealth (a subsidiary of McKesson Corporation) and The SSI Group, Inc. We also compete with hundreds of smaller niche companies.

Within our SCM segment, in addition to a number of the consulting firms listed above, our primary competitors are GPOs. There are more than 600 GPOs in the United States, the vast majority of which negotiate minor agreements with regional vendors for services. Five GPOs, including us, account for approximately 85 percent of the market. We primarily compete with Amerinet Inc., HealthTrust LLC, Novation LLC and Premier, Inc.

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

Employees

As of December 31, 2012, we had approximately 3,100 full time employees.

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

We generally control access to, and the use of, our proprietary software and other confidential information. This protection is accomplished through a combination of internal and external controls, including protective provisions in contracts with employees, contractors, clients, and partners, and through a combination of U.S. and international copyright laws. We license some of our software pursuant to agreements that impose restrictions on our clients’ ability to use such software, such as prohibiting reverse engineering and limiting the use of copies. We also seek to avoid disclosure of our intellectual property by relying on non-disclosure and assignment of intellectual property agreements with our employees and consultants that acknowledge our exclusive ownership of all intellectual property developed by the individual during the course of his or her work with us. The agreements also require that each person maintain the confidentiality of all proprietary information disclosed to them.

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

Research and Development

Our research and development expenditures primarily consist of our investment in internally developed software. We incurred $68.7 million, $58.8 million and $38.0 million for R&D activities in 2012, 2011 and 2010, respectively, and we capitalized 58.5%, 54.4% and 47.3% of these expenses, respectively. As of December 31, 2012, our software development, product management and quality assurance activities involved approximately 400 employees. We expect to incur significant R&D costs in the future due to our continuing investment in internally developed software as we intend to release new features and functionality, expand our content offerings, upgrade and extend our service offerings, and develop new technologies.

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

The market for our products and services is fragmented, intensely competitive and characterized by the frequent introduction of new products and services and by rapidly evolving industry standards, technology and client needs. Our revenue cycle management products and services compete with products and services provided by large, well-financed and technologically-sophisticated entities, including: information technology providers such as Allscripts Corporation, Epic Systems Corporation, McKesson Corporation and Siemens AG; consulting and outsourcing firms such as Accenture Ltd., Accretive Health, Inc., Deloitte & Touche LLP, Ernst & Young LLP, Huron Consulting, Inc., Navigant Consulting, Inc., PricewaterhouseCoopers LLP and The Advisory Board Company; and providers of competitive products and services such as Conifer (a subsidiary of Tenet Healthcare), Craneware Inc., Emdeon Inc., Optum (a subsidiary of UnitedHealth Group, Inc.), Parallon (a subsidiary of HCA, Inc.), Passport Health Communications, Inc., RelayHealth (a subisidiary of McKesson Corporation) and The SSI Group, Inc. We also compete with hundreds of smaller niche companies. The primary competitors to our SCM products and services are other large GPOs, such as Amerinet Inc., HealthTrust LLC, Novation LLC and Premier, Inc., as well as a number of the consulting firms named above.

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

We cannot be certain that we will be able to retain our current clients or expand our client base in this competitive environment. If we do not retain current clients or expand our client base, our business and results of operations will be harmed. Additionally, as a result of larger agreements that we have entered into in the recent past with certain of our clients, a larger portion of our revenue is now attributable to a smaller group of clients. Although no single client accounted for more than ten percent of our total net revenue as of December 31, 2012, any significant loss of business from these large clients could have a material adverse effect on our business, results of operations and financial condition. Moreover, we expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business. Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power and regulatory and economic conditions may encourage additional consolidation. Some of these large systems may choose to contract directly with vendors for some supply categories; just as some vendors may seek to contract directly with providers rather than with GPOs. Additionally, providers could choose to create their own GPOs. As the healthcare industry consolidates, competition to provide services to industry participants will become more intense and the importance of existing relationships with industry participants will become greater.

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

Our success depends on providing products and services that healthcare providers use to improve financial performance. Our competitors are constantly developing products and services that may become more efficient or appealing to our clients. Our products may become obsolete in light of rapidly evolving industry standards, technology and client needs, including changing regulations and provider reimbursement policies, such as the transition from fee-for-service reimbursement models to value-based payment, bundled payment and episodic care models. Additionally, some healthcare information technology providers have begun to incorporate enhanced revenue cycle management analytical tools and functionality into their core product and service offerings used by healthcare providers. These developments may adversely impact the demand for our products and services. We must continue to invest significant resources in research and development in order to enhance our existing products and services, maintain or improve our product category rankings and introduce new high-quality products and services that clients and potential clients will want. Many of our client relationships are nonexclusive or terminable on short notice, or otherwise terminable after a specified term. If our new or modified product and service innovations are not responsive to client preferences or industry or regulatory changes, are not appropriately timed with market opportunity, or are not effectively brought to market, we may lose existing clients and be unable to obtain new clients and our results of operations may suffer.

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

Our business strategy includes entering into strategic alliances and affiliations with leading healthcare service and information technology providers. We work closely with our strategic partners to either expand our penetration in certain areas or classes of trade, or expand our market capabilities. We may not achieve our objectives through these alliances. Many of these companies have multiple relationships and they may not regard us as significant to their business. These companies may pursue relationships with our competitors or develop or acquire products and services that compete with our products and services. In addition, in many cases, these companies may terminate their relationships with us with little or no notice. If existing alliances are terminated or we are unable to enter into alliances with leading healthcare service and information technology providers, we may be unable to maintain or increase our market presence.

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

We have grown through, and anticipate that we will continue to grow through, acquisitions of competitive and complementary businesses. We evaluate potential acquisitions on an ongoing basis and regularly pursue acquisition opportunities. We may not be successful in identifying acquisition opportunities, assessing the value, strengths and weaknesses of these opportunities and consummating acquisitions on acceptable terms. Furthermore, suitable acquisition opportunities may not be made available or known to us. In addition, we may compete for certain acquisition targets with companies having greater financial resources than we do and may expend significant resources in acquisition attempts that prove unsuccessful. We anticipate that we may finance acquisitions through cash provided by operating activities, borrowings under our credit facility, other indebtedness and issuances of equity. Borrowings necessary to finance acquisitions may not be available on terms acceptable to us, or at all. Future acquisitions may also result in potentially dilutive issuances of equity securities. Acquisitions may expose us to particular business and financial risks that include, but are not limited to:

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

We have and may continue to have a significant amount of indebtedness. On December 13, 2012, we entered into a new credit agreement consisting of a five-year $250 million senior secured term A loan facility (“Term A Facility”), a seven-year $300 million senior secured term B loan facility (“Term B Facility”) and a five-year $200 million senior secured revolving credit facility, including a letter of credit sub-facility of $25 million and a swing line sub-facility of $25 million. In addition, on November 16, 2010, we issued an aggregate principal amount of $325 million of senior notes due 2018. At December 31, 2012, we had total indebtedness of approximately $885 million.

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

•

our substantial degree of leverage could impair our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes limiting our ability to maintain the value of our assets and operations; and

•

our revolving credit facility matures in December 2017, our Term A Facility matures in December 2017 and our Term B Facility matures in December 2019 (although our Term B Facility will mature on May 15, 2018 if our senior notes have not been repaid or refinanced in full by such date) . If cash flow from operations is less than our debt service responsibilities, we may face financial risk that could increase interest expense and hinder our ability to refinance our debt obligations.

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

Our ability to comply with the covenants and ratios contained in our credit facilities and indenture or in the agreements governing our future indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our credit facilities and indenture prohibit us from making dividend payments on our common stock if we are not in compliance with our restricted payment covenants. If we were to experience any future event of default, if not waived or cured, it could result in the acceleration of the maturity of our indebtedness under our credit facilities and indenture. If we were unable to repay those amounts, the lenders under our credit facilities could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness, our assets may not be sufficient to repay in full such indebtedness.

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

Certain of our client contracts contain terms that result in revenue that is deferred and cannot be recognized until the occurrence of certain events. For example, accounting principles do not allow us to recognize revenue associated with the implementation of products and services until the implementation has been completed, at which time we begin to recognize revenue over the life of the contract or the estimated client relationship period, whichever is longer. In addition, subscription-based fees generally commence only upon completion of implementation. As a result, the period of time between contract signing and recognition of associated revenue may be lengthy, and we are not able to predict with certainty the period in which implementation will be completed.

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

Our future success depends in part on our ability to attract, hire, integrate and retain key personnel. Our future success also depends on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. The loss of services of any of our executive officers or key personnel could have a material adverse effect on our business. The replacement of any of these key individuals would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

Our information technology operations could be interrupted, which may adversely affect our reputation in the marketplace and our business, financial condition and results of operations.

The timely development, implementation and continuous and uninterrupted performance of our hardware, network, applications, the Internet and other systems, including those which may be provided by third parties, are important facets in our delivery of products and services to our clients. Our ability to properly manage and protect these processes and systems is a key factor in continuing to offer our clients our full complement of products and services on time in an uninterrupted manner.

Our operations are vulnerable to interruption or damage from a variety of sources, some of which are not within our control, including without limitation: (1) power loss and telecommunications failures; (2) software and hardware errors, failures or crashes; (3) computer viruses and similar disruptive problems; (4) fire, flood and other natural disasters; and (5) attacks on our network or damage to our software and systems carried out by hackers or Internet criminals.

System failures that interrupt our ability to develop applications or provide our products and services could affect our clients’ perception of the value and security of our products and services. Delays or interruptions in the delivery of our products and services could result from many causes including hardware and software defects, insufficient capacity or the failure of our website hosting and telecommunications providers to provide continuous and uninterrupted service. Additionally, we host some of our services and serve our clients through third-party data center hosting facilities. We do not control the operation of these facilities. From time to time, we may need to relocate our data or our clients’ data to alternative locations. Despite precautions taken during such moves, any difficulties experienced may impair the delivery of our services. We also depend on service providers that provide clients with access to our products and services. In addition, computer viruses or other attacks on our network and software may harm our systems causing us to lose data, and the transmission of computer viruses could expose us to litigation. In addition to potential liability, if we supply inaccurate information or experience interruptions in our ability to capture, store and supply information, our reputation could be harmed and we could lose clients. Any significant interruptions in our products and services could damage our reputation in the marketplace and have a negative impact on our business, financial condition and results of operations.

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

Our services present the potential for embezzlement, identity theft, or other similar illegal behavior by our employees, subcontractors or third parties. If there were a disclosure of confidential information, or if a third party were to gain unauthorized access to the confidential information we possess, our operations could be seriously disrupted, our reputation could be harmed and we could be subject to claims pursuant to our agreements with our clients or other liabilities. In addition, if this were to occur, we could be perceived to have facilitated or participated in illegal misappropriation of funds, documents or data and therefore be subject to civil or criminal liability or regulatory action. While we maintain professional liability insurance coverage in an amount that we believe is sufficient for our business, we cannot assure you that this coverage will prove to be adequate or will continue to be available on acceptable terms, if at all. A claim against us that is uninsured or under-insured could harm our business, financial conditions and results of operations. Even unsuccessful claims could result in substantial costs and diversion of management resources.

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

Our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. Our ability to grow will depend upon the economic environment of the healthcare industry generally as well as our ability to increase the number of programs and services that we sell to our clients. The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses; consolidation in the healthcare industry; regulation; litigation; and general economic conditions affect the purchasing practices, operations and the financial health of healthcare organizations. In particular, changes in regulations affecting the healthcare industry, such as increased regulation of the purchase and sale of medical products, or restrictions on permissible discounts and other financial arrangements, could require us to make unplanned modifications to our products and services, result in delays or cancellations of orders, or reduce funds and demand for our products and services.

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

In February 2009 the United States Congress enacted the Heath Information Technology for Clinical Health Act (“HITECH”) as part of the American Recovery and Reinvestment Act of 2009. Among other things, the HITECH Act provides for incentives for certain hospitals and health systems related to the adoption of electronic health records (“EHRs”). Meeting the requirements for such incentives may require additional investment in clinical information systems. While we believe that increased emphasis on EHRs by hospitals and health systems will also drive demand for SaaS-based tools, such as ours, to help rationalize and standardize patient and clinical data for efficient and accurate use, we cannot be certain of the extent or financial impact from such demand.

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

The group purchasing industry and some of its largest purchasing clients have been reviewed by the Senate Judiciary Subcommittee on Antitrust, Competition Policy and Consumer Rights for possible conflict of interest and restraint of trade violations. As a response to the Senate Subcommittee inquiry, our company joined other GPOs to develop a set of voluntary principles of ethics and business conduct designed to address concerns regarding anti-competitive practices. The voluntary code was presented to the Senate Subcommittee in March 2006. In addition, we maintain our own Standards of Business Conduct that provide guidelines for conducting our business practices in a manner that is consistent with antitrust and restraint of trade laws and regulations. There has not been any further inquiry by the Senate Subcommittee since March 2006. On August 11, 2009, we, and several other GPOs, received a letter from Senators Charles Grassley, Herb Kohl and Bill Nelson requesting information concerning the different relationships between and among our GPO and its clients, distributors, manufacturers and other vendors and suppliers, and requesting certain information about the services the GPO performs and the payments it receives. On September 25, 2009, we and several other GPOs received a request for information from the Government Accountability Office (GAO), also concerning our GPO’s services and relationships with our clients. Subsequently, we, and other GPOs, received follow-up requests for additional information. We fully complied with all of these requests. On September 27, 2010, the GAO released a report titled “Group Purchasing Organizations — Services Provided to Customers and Initiatives Regarding Their Business Practices”. On that same day, the Minority Staff of the Senate Finance Committee released a report titled “Empirical Data Lacking to Support Claims of Savings with Group Purchasing Organizations”. On April 30, 2012, the GAO released another report, titled “Group Purchasing Organizations — Federal Oversight and Self-Regulation”, addressing federal oversight practices with respect to GPOs.

Congress, the Department of Health & Human Services (“HHS”), the Department of Justice, the Federal Trade Commission or another state or federal entity could at any time open a new investigation of the group purchasing industry, or develop new rules, regulations or laws governing the industry, that could adversely impact our ability to negotiate pricing arrangements with vendors, increase reporting and documentation requirements, or otherwise require us to modify our arrangements in a manner that adversely impacts our business and financial results. We may also face private or government lawsuits alleging violations arising from the concerns articulated by these governmental actors. We are involved on an ongoing basis in litigation, arising in the ordinary course of business or otherwise, which from time to time may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. The outcome of litigation cannot be predicted with certainty and adverse litigation outcomes could adversely affect our financial results.

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

If third-party payors do not approve products for reimbursement or fail to reimburse for them adequately, our clients may suffer adverse financial consequences which, in turn, may reduce the demand for and ability to purchase our products or services. In addition, pursuant to the Medicare and Medicaid statutes, pharmaceutical manufacturers are required to report certain pricing data to the Centers for Medicare & Medicaid Services (“CMS”), which is the federal agency responsible for administering the Medicare and Medicaid programs. CMS uses this data to determine manufacturer rebate liabilities and to establish reimbursement limits for certain drugs under Medicare and Medicaid. CMS has issued final rules governing Medicare “average sales price” calculations and has published proposed rules governing Medicaid pricing calculations. Both the final and proposed rules include provisions that allow manufacturers to exclude “bona fide service fees” meeting certain standards from their pricing calculations, and CMS guidance has indicated that administrative fees paid by drug manufacturers to GPOs may qualify as bona fide service fees. There can be no assurance (i) that any pharmaceutical manufacturer will treat GPO fees paid to the Company as bona fide service fees or that CMS or other government agencies will agree with the manufacturer’s treatment of such fees, (ii) that CMS will continue to allow exclusion of GPO administrative fees meeting the bona fide service fee standards from Medicare pricing calculations or will adopt such an exclusion in a Medicaid final rule, or (iii) that, in the absence of any other basis for excluding such fees from government pricing calculations, any reimbursement limitations resulting from manufacturers’ reported pricing data, or other efforts by payors to limit reimbursement, will not have an adverse impact on our business.

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

We must comply with extensive federal and state requirements regarding the use, retention and security of patient healthcare information. The Health Insurance Portability and Accountability Act of 1996, as amended, and the regulations that have been issued under it, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These restrictions and requirements are set forth in the HIPAA Privacy, Security and Breach Notification Rules. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex set of requirements on covered entities for complying with this basic standard. Under the HIPAA Security Rule, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. The Breach Notification Rule requires covered entities to report breaches of unsecured protected health information to affected individuals, the Secretary of HHS, and, in some circumstances, the media.

Our healthcare provider clients that engage in HIPAA-defined standard electronic transactions, and our own business operations as a healthcare clearinghouse, are directly subject to the HIPAA Privacy, Security and Breach Notification Rules governing “covered entities”. Additionally, because some of our clients disclose protected health information to us so that we may use that information to provide certain consulting or other services to those clients, we are a “business associate” of those clients. In these cases, in order to provide clients with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our clients. Such agreements must, among other things, provide adequate written assurances:

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

With the enactment of the HITECH Act, the privacy and security requirements of HIPAA were modified and expanded. The HITECH Act applies certain of the HIPAA privacy and security requirements directly to business associates of covered entities. The HITECH Act also establishes new mandatory federal requirements for both covered entities and business associates regarding notification of breaches of unsecured protected health information. These breach notification requirements are currently effective and being enforced. On January 17, 2013, the Office for Civil Rights of HHS released a major final rule modifying HIPAA, including revisions made by the HITECH Act. The rule is effective March 23, 2013 and as a covered entity and business associate we must comply with the applicable requirements of this final rule by September 23, 2013, including those provisions that expand certain privacy and security requirements for business associates, increase penalties for noncompliance, and strengthen requirements for reporting of breaches. We cannot determine at this time the cost of compliance with the new requirements.

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

We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the associated costs of compliance. For example, the federal Office of the National Coordinator for Health Information Technology, (“ONCHIT”), is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of EHRs in the healthcare sector. The Certification Commission for Health Information Technology (“CCHIT”) has tested and certified 90 EHR products under the Commission’s ONC-ATCB program, which certifies that the EHRs are capable of meeting the 2011/2012 criteria supporting Stage 1 meaningful use as approved by the Secretary of Health and Human Services. The certifications include 70 Complete non-behavioral health EHRs, which meet all of the 2011/2012 criteria for either eligible provider or hospital technology, and 7 non-behavioral health EHR Modules, which meet one or more — but not all — of the criteria. We are yet unable to predict what, if any, impact the creation of such standards and the further developments at ONCHIT and CCHIT will have on our products, services or compliance costs.

Failure by us to comply with any of the federal and state standards regarding patient privacy, identity theft prevention and detection, and data security may subject us to penalties, including civil monetary penalties and in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain clients and attract new clients.

HIPAA and its implementing regulations also mandate format, data content and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. Although our systems are fully capable of transmitting transactions that comply with these requirements, some payers and healthcare clearinghouses with which we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where payers or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we attempt to comply with their requirements, but may be subject to enforcement actions as a result. In January 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as ICD-10 code sets. A separate final rule also published by CMS in January 2009 resulted in changes to the formats to be used for electronic transactions subject to the ICD-10 code sets, known as Version 5010. Healthcare providers were required to comply with Version 5010 by January 1, 2012 (although CMS provided a temporary enforcement discretion period ending March 31, 2012). Use of the ICD-10 code sets is not mandated until October 1, 2014. We are actively working to make the proper modifications in preparation for the implementation of ICD-10. We may not be successful in responding to these changes and any changes in response that we make to our transactions and software may result in errors or otherwise negatively impact our service levels. We may also experience complications in supporting clients that are not fully compliant with the revised requirements as of the applicable compliance date.

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

In addition, Section 203 of the Delaware General Corporation Law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years from the time such person became an interested stockholder, unless the business combination is approved in a prescribed manner or an exception to such restriction applies.

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

Not Applicable

ITEM 2. PROPERTIES.

Facilities and Property

We do not own any real property and lease our existing facilities. Our principal executive offices are located in leased office space in Alpharetta, Georgia. Our facilities accommodate product development, marketing and sales, information technology, administration, training, graphic services and operations personnel. As of December 31, 2012, we leased office space to support our operations in the following locations:

Location	Floor Area (Sq. Feet)	Principal Business Function or Segment	End of Term	Renewal Option
Alpharetta, Georgia	31,236	Corporate	March 31, 2015	Period of five additional years
Alpharetta, Georgia	89,424	RCM	March 31, 2015	Period of five additional years
Bedford, Massachusetts	7,756	RCM	December 31, 2015	Two periods of five additional years
Bellevue, Washington	5,535	RCM	June 30, 2016	Period of five additional years
Bridgeton, Missouri	26,341	SCM	June 30, 2013	Two periods of five additional years
Cape Girardeau, Missouri(1)	58,456	SCM	July 31, 2017	None
Centennial, Colorado	23,202	SCM	February 28, 2016	Two periods of three additional years
Clearwater, Florida	3,179	SCM	May 31, 2018	None
El Segundo, California	31,536	RCM/SCM	January 17, 2018	Period of five additional years
Franklin, Tennessee	7,081	SCM	December 31, 2015	None
Gallatin, Tennessee	4,250	SCM	December 31, 2016	Period of three additional years
Mahwah, New Jersey	26,000	RCM	September 30, 2013	Period of five additional years
Nashville, Tennessee	22,500	RCM	July 31, 2019	None
Oakland, California	6,849	SCM	October 31, 2018	None
Plano, Texas	100,528	RCM	January 14, 2022	Two periods of five additional years
Plano, Texas	100,000	SCM	February 28, 2013	Period of three additional months
Plano, Texas	4,226	SCM	June 20, 2013	None
Plano, Texas	6,086	SCM	November 30, 2016	Period of five additional years
Plano, Texas	225,000	SCM/RCM	February 29, 2028	Two periods of five additional years
Richardson, Texas	3,588	RCM	May 31, 2013	Period of three additional years
Saddle River, New Jersey	68,102	RCM	January 31, 2016	None
Southborough, Massachusetts	4,342	RCM	March 31, 2014	Period of five additional years
Yakima, Washington	5,298	RCM	June 30, 2015	Period of two additional years

(1)	See “Finance Obligation” in Note 7 to our Consolidated Financial Statements for a discussion of the capital lease treatment of our Cape Girardeau facility, lease term ending July 31, 2017.

As of December 31, 2012, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.	LEGAL PROCEEDINGS.

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHODLER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is publicly traded on the Nasdaq Global Select Market under the ticker symbol “MDAS.” The following chart sets forth, for the periods indicated, the high and low sales prices of our common stock on the Nasdaq Global Select Market.

Price Range of Common Stock

	Price Range of Common Stock
Period	High	Low
Fourth Quarter 2012	$18.59	$15.71
Third Quarter 2012	$17.80	$12.80
Second Quarter 2012	$13.45	$10.92
First Quarter 2012	$14.43	$9.37
Fourth Quarter 2011	$13.08	$8.52
Third Quarter 2011	$14.12	$9.09
Second Quarter 2011	$16.28	$12.68
First Quarter 2011	$21.44	$13.88

On February 8, 2013, the last reported sale price for our common stock was $19.47 per share. As of February 8, 2013, there were 110 holders of record of our common stock and approximately 9,970 beneficial holders.

Dividend Policy

We did not pay any dividends during the fiscal years ended December 31, 2012 and 2011. We currently anticipate that we will retain all of our future earnings, if any, for use in the expansion and operation of our business and do not anticipate paying any cash dividends for the foreseeable future. The payment of dividends, if any, is subject to the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current and any future financing arrangements, legal restrictions on the payment of dividends and other factors our board of directors deems relevant. Our current credit facilities and the indenture governing our senior notes include restrictions on our ability to pay dividends.

Equity Compensation Plan Information

The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth below, as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,591,694	(1)	$13.86	2,746,247	(2)
Equity compensation plans not approved by security holders	187,500	(3)	18.14	—

Total(4)	5,779,194		$14.00	2,746,247

(1)	This amount includes 2,348,287 common stock options, 3,205,904 stock-settled stock appreciation rights (“SSARs”) and 37,503 common stock warrants issued under our Long Term Performance Incentive Plan (effected in 2008), 2004 Long Term Equity Incentive Plan, and 1999 Stock Incentive Plan.

(2)	All securities remaining available for future issuance are issuable under our Long Term Performance Incentive Plan. See Note 10 of the Notes to Consolidated Financial Statements for discussion of the equity plans.

(3)	Amount represents SSARs, net of forfeitures, issued pursuant to the MedAssets, Inc. 2010 Special Stock Incentive Plan (the “Plan”). The Plan was adopted by the Company’s Board of Directors on November 23, 2010 in connection with the Broadlane Acquisition pursuant to an exception to the requirement for stockholder approval under NASDAQ rules. No further equity grants will be issued under the Plan.

(4)	The above number of securities to be issued upon exercise of outstanding options, warrants and rights does not include 70,933 options issued in connection with our acquisition of OSI Systems, Inc. in June 2003 that remain outstanding. These options have a weighted average exercise price of $0.96.

Repurchase of Common Stock

Stock repurchases during the fiscal years ended December 31, 2012 and 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
August 23-31, 2011	54	$10.69	54	24,423	(1)
September 1-30, 2011	41	$9.85	41	24,022
October 1-31, 2011	167	$9.51	167	22,435
November 1-30, 2011	80	$9.44	80	21,680
December 1-31, 2011	210	$9.46	210	19,695
January 1-31, 2012	62	$9.76	62	19,095

Total	614	$9.64	614

(1)	On August 23, 2011, we announced that our Board of Directors had authorized the repurchase of up to $25,000 of our common stock. The table above shows our repurchase activity during the share repurchase program, which expired in August 2012.

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

For the fiscal years ended December 31, 2012, 2011 and 2010, we issued approximately 63,000, zero and 67,000 unregistered shares of our common stock in connection with stock option exercises with respect to options issued relating to our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.1 million in consideration in connection with these stock option exercises for both fiscal years ended December 31, 2012 and 2010.

The sales of the above shares were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering or as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2007 to December 31, 2012 with the cumulative total return of (i) the companies traded on the NASDAQ Global Select Market (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer & Data Processing Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among MedAssets Inc., the NASDAQ Composite Index,

and the NASDAQ Computer & Data Processing Index

*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal	year ending December 31.

Fiscal year ending:

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
MedAssets Inc.	116.78	71.22	103.46	98.49	45.12	70.05
NASDAQ Composite	99.71	58.93	85.12	100.89	100.09	110.78
NASDAQ Computer & Data Processing	103.08	58.90	94.11	103.98	101.36	106.83

ITEM 6.	SELECTED FINANCIAL DATA.

Our historical financial data as of and for the fiscal years ended December 31, 2012, 2011 and 2010 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and such data as of and for the fiscal years ended December 31, 2009 and 2008 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Fiscal Year Ended December 31,
	2012	2011	2010(2)	2009	2008(3)
	(In thousands, except per share data)
			(recast)	(recast)	(recast)
Statement of Operations Data:(1)
Net revenue:
Spend and Clinical Resource Management	$393,571	$363,997	$177,603	$162,560	$151,620
Revenue Cycle Management	246,550	214,275	213,728	178,721	128,036

Total net revenue	640,121	578,272	391,331	341,281	279,656
Operating expenses:(4)
Cost of revenue	138,618	121,771	100,737	74,651	51,548
Product development expenses	28,483	26,823	20,011	18,994	16,393
Selling and marketing expenses	60,438	56,997	46,736	45,282	43,205
General and administrative expenses	218,194	203,101	124,379	110,661	91,481
Acquisition and integration-related expenses(5)	6,348	24,551	21,591	—	—
Depreciation	30,190	22,402	19,948	13,211	9,793
Amortization of intangibles	72,652	80,510	31,027	28,012	23,442
Impairment of property and equipment, goodwill and intangibles(6)	—	—	46,423	—	2,272

Total operating expenses	554,923	536,155	410,852	290,811	238,134

Operating income (loss)	85,198	42,117	(19,521)	50,470	41,522
Other income (expense)
Interest expense	(66,045)	(71,083)	(27,508)	(18,114)	(21,271)
Loss on debt extinguishment(7)	(28,196)	—	—	—	—
Other income (expense)	685	3,621	650	417	(1,921)

(Loss) income before income taxes	(8,358)	(25,345)	(46,379)	32,773	18,330
Income tax (benefit) expense	(1,480)	(9,851)	(14,255)	12,826	7,489

Net (loss) income	$(6,878)	$(15,494)	$(32,124)	$19,947	$10,841
(Loss) income per share basic	$(0.12)	$(0.27)	$(0.57)	$0.36	$0.22
(Loss) income per share diluted	$(0.12)	$(0.27)	$(0.57)	$0.34	$0.21
Shares used in per share calculation basic	57,452	57,298	56,434	54,841	49,843
Shares used in per share calculation diluted(8)	57,452	57,298	56,434	57,865	52,314

(1)	Amounts have been recast to reflect our DSS operating unit within our SCM segment.

(2)	Amounts include the results of operations of Broadlane (as part of the SCM segment) from November 16, 2010, the date of acquisition.

(3)	Amounts include the results of operations of Accuro Healthcare Solutions, Inc. (as part of the RCM segment) from June 2, 2008, the date of acquisition.

(4)	Total share-based compensation expense included in the operating expense captions above for each period presented is as follows:

	Fiscal Year Ended December 31,
	2012	2011		2010	2009	2008
	(In thousands)
Cost of revenue	$2,165	$1,362		$2,722	$3,063	$1,983
Product development	181	267		461	866	721
Selling and marketing	1,489	559		2,476	2,920	1,894
General and administrative	6,456	2,835		5,834	9,803	3,952

Total share-based compensation expense	$10,291	$5,023	(1)	$11,493	$16,652	$8,550

(1)	During 2011, we reversed $6.5 million of previously recorded share-based compensation expense related to certain performance-based SSARs and performance-based restricted stock that were granted under the MedAssets, Inc. Long-Term Performance Incentive Plan in 2008. The share-based compensation expense was reversed due to non-achievement of certain performance criteria. Refer to Note 10 of the Notes to Consolidated Financial Statements for further details.

(5)	For the fiscal years ended December 31, 2012 and 2011, the amounts were attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs. For the fiscal year ended December 31, 2010, the amount was attributable to $10.4 million in transaction costs incurred (not related to the financing) to complete the Broadlane Acquisition such as due diligence, consulting and other relates fees; $8.4 million for integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; and $2.8 million was attributable to acquisition-related fees associated with an unsuccessful acquisition attempt.

(6)	The impairment during the fiscal year ended December 31, 2010 primarily consisted of: (i) a $44.5 million write-off of goodwill relating to our DSS operating unit; and (ii) $1.3 million relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition. The impairment of intangibles during 2008 primarily relates to acquired developed technology from prior acquisitions, revenue cycle management trade names and internally developed software products deemed impaired due to the integration of Accuro’s operations and products.

(7)	The amount reflects the loss on debt extinguishment and is comprised of: (i) a $20.0 million write-off of debt issuance costs relating to our previous credit facility; and (ii) an $8.2 million swap termination fee for two forward starting interest rate swaps also relating to our previous credit facility. Refer to Note 7 and Note 14 of the Notes to Consolidated Financial Statements for additional details.

(8)	For the years ended December 31, 2012, 2011 and 2010, the effect of dilutive securities has been excluded because the effect is antidilutive as a result of the net loss attributable to common stockholders.

Consolidated Balance Sheet Data:

	Fiscal Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Cash and cash equivalents(1)	$13,734	$62,947	$46,836	$5,498	$5,429
Current assets	142,997	200,908	184,754	95,980	80,254
Total assets	1,678,237	1,794,978	1,845,353	778,544	773,860
Current liabilities	225,480	318,325	283,249	99,344	139,308
Total non-current liabilities(2)	1,019,134	1,058,040	1,126,521	241,828	251,613
Total liabilities	1,244,614	1,376,365	1,409,770	341,172	390,921
Total stockholder’s equity(1)	$433,623	$418,613	$435,583	$437,372	$382,939

(1)	Our cash management practice is to reduce interest expense. We have an auto-borrowing plan which causes excess cash on hand to be used to repay any balance on our swing-line credit facility on a daily basis. We may also repay our revolving credit facility on a routine basis when our swing line credit facility is undrawn. As of December 31, 2012, we had a cash and cash equivalents balance as a result of the refinancing on December 13, 2012. As of December 31, 2011, we had a cash and cash equivalents balance in anticipation of the $120.1 million deferred payment associated with the Broadlane Acquisition that was paid in January 2012. As of December 31, 2010, we had a cash and cash equivalents balance due to the cash flows associated with the Broadlane Acquisition and a temporary suspension of our previous cash management practice. At December 31, 2009 and 2008, we had a cash and cash equivalents balance because we had a zero balance on our revolving credit facility.

(2)	Inclusive of capital lease obligations and long-term notes payable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our full-year results included total consolidated net revenue of $640.1 million, a 10.7% increase over 2011. These results were primarily driven by growth in net administrative fees from our GPO services, continued demand for medical device, clinical and performance improvement consulting services, as well as growth in revenue cycle technology tools and an increase in revenue cycle services and consulting fees. We reported a net loss of $6.9 million, or a loss of $0.12 per diluted share, due primarily to $28.2 million in one-time expenses related to the debt extinguishment we completed in December 2012. Our non-GAAP adjusted EBITDA was $207.3 million, a 12.6% increase over last year.

We believe the breadth of our comprehensive solution set, combined with our superior cost and revenue management value proposition, offers our company substantial opportunities to cross-sell additional products and services to current and prospective clients. Overall, we believe that our business model and best-practice, technology-enabled service solutions can provide our client base with the direction and support to manage total costs, optimize revenue, secure reimbursement, reduce waste, and increase cash flow for healthcare providers as the slow economic recovery and impact of health insurance reform continue to impact their financial stability and provision of care.

Management’s primary metrics to measure the consolidated financial performance of the business are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted adjusted EPS.

For the fiscal years ended December 31, 2012, 2011 and 2010, our primary results of operations included the following:

	Fiscal Year Ended December 31,				Fiscal Year Ended December 31,
	2012	2011	Change		2011	2010	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(In millions)				(In millions)
Gross fees(1)	$800.9	$713.2	$87.7	12.3%	$713.2	$454.3	$258.9	57.0%
Revenue share obligation(1)	(160.8)	(134.9)	(25.9)	19.2	(134.9)	(63.0)	(71.9)	114.1

Total net revenue	640.1	578.3	61.8	10.7	578.3	391.3	187.0	47.8
Operating income (loss)	85.2	42.1	43.1	102.4	42.1	(19.5)	61.6	(315.9)
Net loss	$(6.9)	$(15.5)	$8.6	(55.5%)	$(15.5)	$(32.1)	$16.6	(51.7%)
Adjusted EBITDA(1)	$207.3	$184.1	$23.2	12.6%	$184.1	$128.0	$56.1	43.8%
Adjusted EBITDA margin(1)	32.4%	31.8%			31.8%	32.7%
Adjusted EPS(1)	$1.13	$0.99	$0.14	14.1%	$0.99	$0.82	$0.17	20.7%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

For the fiscal years ended December 31, 2012 and 2011, we generated non-GAAP gross fees of $800.9 million and $713.2 million, respectively, and total net revenue of $640.1 million and $578.3 million, respectively. The increases in non-GAAP gross fees and total net revenue in the fiscal year ended December 31, 2012 compared to the fiscal year ended December 31, 2011 were primarily attributable to:

•	growth in our SCM segment from our medical device consulting and strategic sourcing services, and vendor administrative fees; and

•	growth in our RCM segment from an increase in our revenue cycle technology tools in addition to an increase in our revenue cycle services.

For the fiscal year ended December 31, 2012, we generated operating income of $85.2 million compared to $42.1 million for the fiscal year ended December 31, 2011. The increase in operating income compared to the prior year was primarily attributable to the net revenue increase discussed above offset by the following:

•	increased cost of revenue within both our RCM and SCM segments attributable to a higher percentage of net revenue being derived from service-based engagements;

•	higher operating expenses related to increased compensation expense for new and existing personnel, inclusive of performance-based incentive compensation expense;

•	an increase in depreciation expense from additions of property and equipment including purchased software and internally developed software; and

•

an increase in share-based compensation expense which was primarily attributable to the reversal of $6.5 million of previously recorded share-based compensation expense in 2011 related to certain performance-based SSARs and performance-based restricted stock.

For the fiscal year ending December 31, 2012, the increase in non-GAAP adjusted EBITDA and non-GAAP adjusted EBITDA margin compared to the fiscal year ended December 31, 2011 was primarily attributable to the net revenue increase discussed above in addition to lower overall expense growth.

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

Segment Structure and Revenue Streams

Effective January 1, 2011, we realigned our decision support services (or “DSS”) under our Spend and Clinical Resource Management (“SCM”) segment from our Revenue Cycle Management (“RCM”) segment. We believe that this realignment helps us capitalize on the integration of our products and services, and to better focus on offering data-driven tools and services to help bridge our clients’ clinical and financial gaps so they can produce higher quality patient outcomes at a lower cost. As a result of this move, our results of operations, management’s discussion and analysis, and other applicable sections herein for periods prior to January 1, 2011 have been recast to reflect this change and DSS is included within our SCM performance analytics offerings in subsequent periods.

We deliver our solutions through two business segments, SCM and RCM. Management’s primary metrics to measure consolidated and segment financial performance are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin, non-GAAP diluted adjusted EPS and Segment Adjusted EBITDA. All of our revenues are from external clients and inter-segment revenues have been eliminated. See Note 13 of the Notes to Consolidated Financial Statements herein for discussion on Segment Adjusted EBITDA and certain items of our segment results of operations and financial position.

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

Some client contracts require that a portion of our administrative fees be contingent upon achieving certain financial improvements, such as lower supply costs, which we refer to as performance targets. Contingent administrative fees are not recognized as revenue until we receive client acceptance on the achievement of those contractual performance targets. Prior to receiving client acceptance of performance targets, we record contingent administrative fees as deferred revenue on our consolidated balance sheets. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we may be contractually obligated to refund some or all of the contingent fees. Additionally, in many cases, we are contractually obligated to pay a portion of the administrative fees to our hospital and health system clients. Typically this amount, which we refer to as our revenue share obligation, is calculated as a percentage of administrative fees earned on a particular client’s purchases from our vendors. Our total net revenue on our consolidated statements of operations is shown net of the revenue share obligation.

•	Other service fees. The following items are included as “Other service fees” in our consolidated statement of operations:

•

Consulting fees.    We consult with our clients regarding the costs and utilization of medical devices and physician preference items (“PPI”) and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with an average duration of six to nine months, and the related revenues are earned as services are rendered. We generate revenue from consulting contracts that also include performance targets. The performance targets generally relate to committed financial improvement to our clients from the use and implementation of initiatives that result from our consulting services. Performance targets are measured as our strategic initiatives are identified and implemented, and the financial improvement can be quantified by the client. Prior to receiving client acceptance of performance targets, we record contingent consulting fees as deferred revenue on our consolidated balance sheets. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we may be contractually obligated to refund some or all of the contingent fees.

•

Subscription fees.    We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these Company-hosted SaaS-based solutions.

Revenue Cycle Management

Our RCM segment provides a comprehensive suite of products and services spanning the hospital revenue cycle workflow — from patient access and financial responsibility, charge capture and integrity, pricing analysis, claims processing and denials management, payor contract management, revenue recovery and accounts receivable services. Our workflow solutions, together with our data management, compliance and audit tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance. Our RCM segment revenue is listed under the caption “Other service fees” on our consolidated statements of operations and consists of the following components:

•

Subscription and implementation fees.    We earn fixed subscription fees on a monthly or annual basis on multi-year contracts for client access to our SaaS-based solutions. We may also charge our clients non-refundable upfront fees for implementation of our SaaS-based services. These non-refundable upfront fees are earned over the subscription period or estimated client relationship period, whichever is longer.

We defer costs related to implementation services and expense these costs in proportion to the revenue earned over the subscription period or client relationship period, as applicable.

In addition, we defer upfront sales commissions related to subscription and implementation fees and expense these costs ratably over the related contract term.

•	Transaction fees. For certain of our revenue cycle management solutions, we earn fees that vary based on the volume of client transactions or enrolled members.

•

Service fees.    For certain of our RCM solutions, we earn fees based on a percentage of cash remittances collected and fixed-fee consulting arrangements. The related revenues are earned as services are rendered.

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

Debt Extinguishment

On December 13, 2012, we entered into a Credit Agreement with the banks and other financial institutions (the “Lenders”), JPMorgan Chase Bank, N.A., acting as administrative agent and collateral agent for the Lenders and letter of credit issuer, and Bank of America, N.A., acting as swing line lender (the “Credit Agreement”). The Credit Agreement consists of a: (i) five-year $250.0 million senior secured term A loan facility, (ii) a seven-year $300.0 million senior secured term B loan facility; and (iii) a five-year $200.0 million senior secured revolving credit facility, including a letter of credit sub-facility of $25.0 million and a swing line sub-facility of $25.0 million. Proceeds of borrowing under the Credit Agreement were used to repay all outstanding amounts under our prior credit facility.

The Credit Agreement permits us, subject to the satisfaction of certain conditions and obtaining commitments, to add one or more incremental term loan facilities, increase the aggregate commitments under the revolving credit facility or add one or more incremental revolving credit facility tranches in an aggregate amount of up to $200.0 million, which may have the same guarantees, and be secured on a pari passu basis by the same collateral, as the senior secured term loans and the senior secured revolving credit loans.

The Credit Agreement contains certain customary negative covenants, including, but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to our fiscal year. The Credit Agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the Credit Agreement to be in full force and effect and changes of control. As of December 31, 2012, we were not in default of any covenants under our Credit Agreement.

In connection with the Credit Agreement, we capitalized approximately $9.8 million in debt issuance costs. In addition, as a result of the debt extinguishment associated with our prior credit facility, we expensed approximately $20.0 million in debt issuance costs associated with the previous credit facility and terminated our forward starting interest rate swap agreements, as discussed further below.

Refer to Note 7 of the Notes to Consolidated Financial Statements for additional information.

Termination of Interest Rate Swaps

In December 2012, we terminated two floating-to-fixed rate LIBOR-based interest rate swaps as part of our debt refinancing that were originally scheduled to terminate in February 2015. In consideration of the early terminations, we paid the swap counterparties and incurred an expense of approximately $8.2 million for the fiscal year ended December 31, 2012. Accordingly, the swaps are no longer recorded on our Consolidated Balance Sheet as of December 31, 2012.

In November 2010, we terminated an interest rate swap as part of the Broadlane Acquisition that was originally scheduled to terminate in March 2012. In consideration of the early termination, we paid the swap counterparty, and incurred an expense of $1.6 million for the fiscal year ended December 31, 2010. Accordingly, the swap is no longer recorded on our Consolidated Balance Sheet as of December 31, 2010.

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

Results of Operations

Consolidated Tables

The following tables set forth our consolidated results of operations grouped by segment for the periods shown:

	Fiscal Year Ended December 31,
	2012	2011	2010
	(In thousands)
			(recast)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$427,698	$384,560	$182,024
Revenue share obligation(1)	(160,783)	(134,961)	(62,954)
Other service fees	126,656	114,398	58,533

Total Spend and Clinical Resource Management	393,571	363,997	177,603
Revenue Cycle Management	246,550	214,275	213,728

Total net revenue	640,121	578,272	391,331
Operating expenses:
Spend and Clinical Resource Management	295,486	304,142	180,460
Revenue Cycle Management	214,935	193,718	182,868

Total segment operating expenses	510,421	497,860	363,328
Operating income (loss)
Spend and Clinical Resource Management	98,085	59,855	(2,857)
Revenue Cycle Management	31,615	20,557	30,860

Total segment operating income	129,700	80,412	28,003
Corporate expenses(2)	44,502	38,295	47,524

Operating income (loss)	85,198	42,117	(19,521)
Other income (expense):
Interest expense	(66,045)	(71,083)	(27,508)
Loss on debt extinguishment	(28,196)	—	—
Other income	685	3,621	650

Loss before income taxes	(8,358)	(25,345)	(46,379)
Income tax benefit	(1,480)	(9,851)	(14,255)

Net loss	(6,878)	(15,494)	(32,124)
Reportable segment adjusted EBITDA(3):
Spend and Clinical Resource Management	176,893	165,672	87,696
Revenue Cycle Management	$59,451	$49,635	$65,891
Reportable segment adjusted EBITDA margin(4):
Spend and Clinical Resource Management	44.9%	45.5%	49.4%
Revenue Cycle Management	24.1%	23.2%	30.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 13 of the Notes to Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

The following table sets forth our consolidated results of operations as a percentage of total net revenue for the periods shown:

	Fiscal Year Ended December 31,
	2012	2011	2010
			(recast)
Net revenue:
Spend and Clinical Management
Gross administrative fees(1)	66.8%	66.5%	46.5%
Revenue share obligation(1)	(25.1)	(23.3)	(16.1)
Other service fees	19.8	19.8	15.0

Total Spend and Clinical Management	61.5	62.9	45.4
Revenue Cycle Management	38.5	37.1	54.6

Total net revenue	100.0	100.0	100.0
Operating expenses:
Spend and Clinical Management	46.2	52.6	46.1
Revenue Cycle Management	33.6	33.5	46.7

Total segment operating expenses	79.7	86.1	92.8
Operating income (loss)
Spend and Clinical Management	15.3	10.4	(0.7)
Revenue Cycle Management	4.9	3.6	7.9

Total segment operating income	20.2	13.9	7.1
Corporate expenses(2)	7.0	6.6	12.1

Operating income (loss)	13.3	7.3	-5.0
Other income (expense):
Interest expense	(10.3)	(12.3)	(7.0)
Loss on debt extinguishment	(4.4)	0.0	0.0
Other income	0.1	0.6	0.2

Loss before income taxes	(1.3)	(4.4)	(11.9)
Income tax benefit	(0.2)	(1.7)	(3.6)

Net loss	-1.1%	-2.7%	-8.2%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of corporate office operations.

Comparison of the Fiscal Years Ended December 31, 2012 and 2011

	Fiscal Year Ended December 31,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$427,698	66.8%	$384,560	66.5%	$43,138	11.2%
Revenue share obligation(1)	(160,783)	(25.1)	(134,961)	(23.3)	(25,822)	19.1
Other service fees	126,656	19.8	114,398	19.8	12,258	10.7

Total Spend and Clinical Resource Management	393,571	61.5	363,997	62.9	29,574	8.1
Revenue Cycle Management	246,550	38.5	214,275	37.1	32,275	15.1

Total net revenue	$640,121	100.0%	$578,272	100.0%	$61,849	10.7%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue.    Total net revenue for the fiscal year ended December 31, 2012 was $640.1 million, an increase of approximately $61.8 million, or 10.7%, from total net revenue of $578.3 million for the fiscal year ended December 31, 2011. Total net revenue for the fiscal year ended December 31, 2011 excludes $6.2 million of revenue due to purchase accounting revenue adjustments required under GAAP (refer to footnote 6 of the Adjusted EBITDA Reconciliation table included in the “Use of Non-GAAP Financial Measures” section for additional information). Had this amount been included in total net revenue for the fiscal year ended December 31, 2011, our total net revenue for the fiscal year ended December 31, 2012 would have reflected an increase of 9.5% as compared to the prior period. The increase in total net revenue was comprised of a $29.6 million increase in SCM revenue and a $32.2 million increase in RCM revenue. For the fiscal years ended December 31, 2012 and 2011, performance-related revenue as a percentage of consolidated net revenue amounted to approximately 3.6% and 5.3%, respectively. Revenue may fluctuate significantly from period to period based upon achieving and thereof receiving client acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue.    SCM net revenue for the fiscal year ended December 31, 2012 was $393.6 million, an increase of $29.6 million, or 8.1%, from net revenue of $364.0 million for the fiscal year ended December 31, 2011. SCM net revenue for the fiscal year ended December 31, 2011 excludes $6.2 million of revenue due to purchase accounting revenue adjustments required under GAAP. Had this amount been included in total SCM net revenue for the fiscal year ended December 31, 2011, our SCM net revenue for the fiscal year ended December 31, 2012 would have reflected an increase of 6.3% as compared to the prior period. The increase was the result of an increase in gross administrative fees of $43.1 million, or 11.2%, partially offset by an approximate $25.8 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $12.3 million.

•

Gross administrative fees.    Non-GAAP gross administrative fee revenue increased by $43.1 million, or 11.2%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized under our manufacturer and distributor contracts. Non-GAAP gross administrative revenue for the fiscal year ended December 31, 2011 excludes $9.4 million of revenue due to purchase accounting revenue adjustments required under GAAP. Had this amount been included in non-GAAP gross administrative fee revenue for the fiscal year ended December 31, 2011, our non-GAAP gross administrative fee revenue for the fiscal year ended December 31, 2012 would have reflected an increase of 8.5% as compared to the prior period. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

•

Revenue share obligation.    Non-GAAP revenue share obligation increased $25.8 million, or 19.1%, as compared to the prior period. Non-GAAP revenue share obligation for the fiscal year ended December 31, 2011 excludes $4.8 million of purchase accounting revenue adjustments required under GAAP. Had this amount been included in non-GAAP revenue share obligation for the fiscal year ended December 31, 2011, our non-GAAP revenue share obligation for the fiscal year ended December 31, 2012 would have reflected an increase of 15.1% as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 37.6% and 35.1% for the fiscal years ended December 31, 2012 and 2011, respectively. Our revenue share ratio increased during the fiscal year ended December 31, 2012 as a result of gross administrative fee growth driven by clients that are entitled to a higher revenue share percentage. We may continue to experience fluctuations in our revenue share ratio based on the mix of clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements.

•

Other service fees.    The $12.3 million, or 10.7%, increase in other service fees primarily related to $12.1 million in higher revenues from medical device consulting and strategic sourcing services. Other service fees for the fiscal year ended December 31, 2011 excludes $1.6 million of revenue due to purchase accounting revenue adjustments required under GAAP. Had this amount been included in other service fees for the fiscal year ended December 31, 2011, our other service fee revenue for the fiscal year ended December 31, 2012 would have reflected an increase of 9.2% as compared to the prior period. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing clients. The increase was partially offset by a $0.7 million decrease in revenue relating to our decision support services business. In addition, we recorded $5.7 million in revenue associated with our annual client and vendor meeting for the fiscal year ended December 31, 2012 compared to $5.5 million for the fiscal year ended December 31, 2011.

Revenue Cycle Management net revenue.    RCM net revenue for the fiscal year ended December 31, 2012 was $246.5 million, an increase of $32.2 million, or 15.1%, from net revenue of $214.3 million for the fiscal year ended December 31, 2011. The increase was attributable to a $18.6 million increase in revenue from our revenue cycle technology tools and a $13.6 million increase in revenue from our comprehensive revenue cycle service engagements. As we engage new clients, renew with existing clients and complete existing contracts, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Fiscal Year Ended December 31,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Operating expenses:
Cost of revenue	$138,618	21.7%	$121,771	21.1%	$16,847	13.8%
Product development expenses	28,483	4.4	26,823	4.6	1,660	6.2
Selling and marketing expenses	60,438	9.4	56,997	9.9	3,441	6.0
General and administrative expenses	218,194	34.1	203,101	35.1	15,093	7.4
Acquisition and integration-related expenses	6,348	1.0	24,551	4.2	(18,203)	(74.1)
Depreciation	30,190	4.7	22,402	3.9	7,788	34.8
Amortization of intangibles	72,652	11.3	80,510	13.9	(7,858)	(9.8)

Total operating expenses	554,923	86.7	536,155	92.7	18,768	3.5
Operating expenses by segment:
Spend and Clinical Resource Management	295,486	46.2	304,142	52.6	(8,656)	(2.8)
Revenue Cycle Management	214,935	33.6	193,718	33.5	21,217	11.0

Total segment operating expenses	510,421	79.7	497,860	86.1	12,561	2.5
Corporate expenses	44,502	7.0	38,295	6.6	6,207	16.2

Total operating expenses	$554,923	86.7%	$536,155	92.7%	$18,768	3.5%

Cost of revenue.    Cost of revenue for the fiscal year ended December 31, 2012 was $138.6 million, or 21.7% of total net revenue, an increase of $16.8 million, or 13.8%, from cost of revenue of $121.8 million, or 21.1% of total net revenue, for the fiscal year ended December 31, 2011. The increase was primarily attributable to an increase in service-related engagements in our RCM segment, which resulted in a higher cost of revenue given these activities are more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our clients. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses.    Product development expenses for the fiscal year ended December 31, 2012 were approximately $28.5 million, or 4.4% of total net revenue, an increase of $1.7 million, or 6.2%, from product development expenses of $26.8 million, or 4.6% of total net revenue, for the fiscal year ended December 31, 2011.

The increase was primarily attributable to a $1.0 million increase in compensation expense relating to new and existing employees; and a $0.7 million increase in professional fees. Our product development capitalization rate for the fiscal years ended December 31, 2012 and 2011, was 58.5% and 54.4%, respectively. The higher capitalization rate for the fiscal year ended December 31, 2012 was primarily due to: (i) an increase in product development within our SCM reporting unit attributable to investments in integration-related activities in connection with integrating the operations of Broadlane with our existing operations; and (ii) an increase in RCM investments in product development primarily due to new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses.    Selling and marketing expenses for the fiscal year ended December 31, 2012 were $60.4 million, or 9.4% of total net revenue, an increase of $3.4 million, or 6.0%, from selling and marketing expenses of $57.0 million, or 9.9% of total net revenue, for the fiscal year ended December 31, 2011.

The increase was attributable to a $3.3 million increase in compensation expense relating to new and existing employees; a $0.9 million increase in share-based compensation expense; and a $0.2 million increase in other operating infrastructure expense. The increase was partially offset by a $0.5 million decrease in expenses associated with our client and vendor meeting; and a $0.5 million decrease in transportation expense. Total expenses related to our client and vendor meeting amounted to $6.4 million and $7.0 million for the fiscal year ended December 31, 2012 and 2011, respectively.

General and administrative expenses.    General and administrative expenses for the fiscal year ended December 31, 2012 were approximately $218.2 million, or 34.1% of total net revenue, an increase of $15.1 million, or 7.4%, from general and administrative expenses of $203.1 million, or 35.1% of total net revenue, for the fiscal year ended December 31, 2011. The increase was attributable to an $11.5 million increase in compensation expense to new and existing employees, primarily operations-based employees; a $3.6 million increase in share-based compensation expense; a $2.1 million increase in telecommunications expense; and a $0.4 million increase in professional fees. The increase was partially offset by a $1.6 million decrease in restructuring charges that were associated with certain management changes within our RCM segment that occurred in the prior period; a $0.6 million decrease in rent expense; and a $0.3 million decrease in other operating infrastructure expense.

Acquisition-related expenses.    Acquisition and integration-related expenses for the fiscal year ended December 31, 2012 were $6.3 million, or 1.0% of total net revenue, a decrease of $18.2 million, from acquisition-related expenses of $24.5 million, or 4.2% of total net revenue, for the fiscal year ended December 31, 2011. The decrease was attributable to the decrease in costs relating to our integration and restructuring associated with our restructuring plans which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs.

We expect to continue to incur costs during the first six months of 2013 related to our integration plans including aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems.

Depreciation.    Depreciation expense for the fiscal year ended December 31, 2012 was $30.2 million, or 4.7% of total net revenue, an increase of $7.8 million, or 34.8%, from depreciation of $22.4 million, or 3.9% of total net revenue, for the fiscal year ended December 31, 2011. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles.    Amortization of intangibles for the fiscal year ended December 31, 2012 was $72.6 million, or 11.3% of total net revenue, a decrease of $7.9 million, or 9.8%, from amortization of intangibles of $80.5 million, or 13.9% of total net revenue, for the fiscal year ended December 31, 2011. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses.    SCM operating expenses for the fiscal year ended December 31, 2012 were $295.5 million, or 46.2% of total net revenue, a decrease of $8.6 million, or 2.8%, from approximately $304.1 million, or 52.6% of total net revenue for the fiscal year ended December 31, 2011. As a percentage of SCM segment net revenue, segment expenses were 75.1% and 83.6% for the fiscal years ended December 31, 2012 and 2011, respectively.

The decrease was primarily attributable to a $18.4 million decrease in integration and restructuring costs associated with the Broadlane Acquisition, including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $4.9 million decrease in the amortization of intangibles as certain intangible assets reached the end of their useful life; a $1.6 million decrease in other operating infrastructure expense; a $0.8 million decrease in rent expense; a $0.6 million decrease in expenses associated with our client and vendor meeting; and a $0.3 million decrease in professional fees. The decrease was partially offset by a $14.0 million increase in compensation expense with respect to new and existing employees, primarily operations-based employees; a $1.2 million increase in depreciation expense; a $1.1 million increase in cost of revenue in connection with higher direct labor costs; a $1.0 million increase in share-based compensation expense; and a $0.7 million increase in telecommunications expense.

Revenue Cycle Management expenses.    RCM operating expenses for the fiscal year ended December 31, 2012 were $214.9 million, or 33.6% of total net revenue, an increase of $21.2 million, or 11.0%, from $193.7 million, or 33.5% of total net revenue, for the fiscal year ended December 31, 2011. As a percentage of RCM segment net revenue, segment expenses were 87.2% and 90.4% for the fiscal year ended December 31, 2012 and 2011, respectively.

RCM operating expenses increased as a result of a $14.9 million increase in cost of revenue in connection with higher direct labor costs related to more service-based engagements; a $4.0 million increase in professional fees; a $3.1 million increase in telecommunications expense; a $2.7 million increase in compensation expense with respect to new and existing employees; a $2.1 million increase in depreciation expense; and a $0.9 million increase in share-based compensation expense. The increase was partially offset by a $2.9 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life; a $1.6 million decrease in restructuring charges that were associated with certain management changes within our RCM segment that occurred in the prior period; a $1.4 million decrease in other operating infrastructure expense; and a $0.6 million decrease in transportation expense.

Corporate expenses.    Corporate expenses for the fiscal year ended December 31, 2012 were $44.5 million, an increase of $6.2 million, or 16.2%, from $38.3 million for the fiscal year ended December 31, 2011, or 7.0% and 6.6% of total net revenue, respectively. The increase in corporate expenses was attributable to a $5.3 million increase in share-based compensation expense; a $4.7 million increase in depreciation expense; and a $1.5 million increase in other operating infrastructure expense. The increase was partially offset by a $1.7 million decrease in telecommunications expense; a $1.5 million decrease in professional fees; a $1.3 million decrease in compensation expense; and a $0.8 million decrease in legal expense.

Non-operating Expenses

Interest expense.    Interest expense for the fiscal year ended December 31, 2012 was $66.0 million, a decrease of $5.1 million from interest expense of $71.1 million for the fiscal year ended December 31, 2011. The decrease in interest expense was primarily due to: (i) a lower level of indebtedness compared to the prior period and (ii) our prior revolving credit facility having a lower interest rate as it is not subject to the minimum 1.50% LIBOR floor (prior to our refinancing discussed herein). As of December 31, 2012, we had total indebtedness of $885.0 million compared to $903.7 million as of December 31, 2011 (excluding the deferred purchase consideration of $120.1 million as of December 31, 2011). See Note 7 of the Notes to our Consolidated Financial Statements herein for more details.

Loss on debt extinguishment.    For the fiscal year ended December 31, 2012, we incurred a $28.2 million loss associated with our debt extinguishment (as discussed in “Key Considerations”). The amount is comprised of approximately $20.0 million in debt issuance costs from our previous credit facility and approximately $8.2 million to settle and terminate our two forward starting interest rate swap agreements.

Refer to Notes 7 and 14 of the Notes to Consolidated Financial Statements for additional information.

Other income.    Other income for the fiscal year ended December 31, 2012 was $0.7 million, primarily comprised of rental income. Other income for the fiscal year ended December 31, 2011 was $3.6 million. The decrease in other income was primarily attributable to a $3.3 million insurance settlement received during the period and $0.3 million in rental income. Refer to Note 8 in the Notes to Consolidated Financial Statements for additional details.

Income tax benefit.    Income tax benefit for the fiscal year ended December 31, 2012 was $1.5 million, a decrease of $8.4 million from an income tax benefit of $9.9 million for the fiscal year ended December 31, 2011, which was primarily attributable to decreased loss before taxes. Income tax benefit recorded during the fiscal year ended December 31, 2012 reflected an effective income tax rate of 17.7%. Income tax benefit recorded during the fiscal year ended December 31, 2011 reflected an effective income tax rate of 38.9%. The main items contributing to the difference in effective tax rate when comparing 2012 to 2011, were (i) a relatively consistent state current tax expense associated with certain states where the calculation of state income tax expense is computed on a measure other than net income relative to a substantially lower pretax net loss in 2012; (ii) settlement with the Internal Revenue Service related to research and development credits from 1999-2009; (iii) no estimate for research and development credits in 2012 compared to actual credits generated in 2011, which was attributable to the American Taxpayer Relief Act of 2012 being enacted on January 2, 2013.

In November 2012, we settled the Internal Revenue Service’s audit of our 2009 federal income tax return. We agreed to a reduction to our research and development credits of 15% for tax years 1999-2009. As a result of this agreement, we reflected a reduced research and development credit carryforward and have adjusted our liability for uncertain tax positions accordingly. We were also notified by the Internal Revenue Service that they would not be auditing Broadlane Intermediate Holdings, Inc.’s 2009 tax year and the 2009 tax year was therefore closed with no further action or changes to be made by the Internal Revenue Service.

Comparison of the Fiscal Years Ended December 31, 2011 and 2010

	Fiscal Year Ended December 31,
	2011		2010		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$384,560	66.5%	$182,024	46.5%	$202,536	111.3%
Revenue share obligation(1)	(134,961)	(23.3)	(62,954)	(16.1)	(72,007)	114.4
Other service fees	114,398	19.8	58,533	15.0	55,865	95.4

Total Spend and Clinical Resource Management	363,997	62.9	177,603	45.4	186,394	104.9
Revenue Cycle Management	214,275	37.1	213,728	54.6	547	0.3

Total net revenue	$578,272	100.0%	$391,331	100.0%	$186,941	47.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue.    Total net revenue for the fiscal year ended December 31, 2011 was $578.3 million, an increase of $187.0 million, or 47.8%, from revenue of $391.3 million for the fiscal year ended December 31, 2010. The increase in total net revenue was comprised of a $186.4 million increase in SCM revenue and a $0.6 million increase in RCM revenue. For the fiscal years ended December 31, 2011 and 2010, performance-related revenue as a percentage of consolidated net revenue amounted to 5.3% and 4.4%, respectively.

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

	Fiscal Year Ended December 31,
	2011	2010	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)
SCM net revenue	$363,997	$177,603	$186,394	104.9%
Broadlane acquisition-related adjustment(1)	—	152,664	(152,664)	(100.0)
Broadlane purchase accounting revenue adjustment(1)(2)	6,245	13,406	(7,161)	(53.4)

Total SCM acquisition-affected net revenue(1)	$370,242	$343,673	$26,569	7.7%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Upon acquiring Broadlane, we made a purchase accounting adjustment that reflects the fair value of administrative fees related to customer purchases that occurred prior to November 16, 2010, but were reported to us subsequent to that date. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us and recording any corresponding revenue share obligation as a liability). For the fiscal year ended December 31, 2011, the $6.2 million represents the net amount of (i) $9.4 million in gross administrative fees and $1.6 million in other service fees based on vendor reporting received from January 1, 2011 through November 15, 2011 related to purchases made prior to the acquisition date; and (ii) a corresponding revenue share obligation of $4.8 million. For the fiscal year ended December 31, 2010, the $13.4 million represents the net amount of (i) $26.8 million in gross administrative fees based on vendor reporting received from the acquisition date up through December 31, 2010; and (ii) a corresponding revenue share obligation of $13.4 million.

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

Total Operating Expenses

	Fiscal Year Ended December 31,
	2011		2010		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Operating expenses:
Cost of revenue	$121,771	21.1%	$100,737	25.7%	$21,034	20.9%
Product development expenses	26,823	4.6	20,011	5.1	6,812	34.0
Selling and marketing expenses	56,997	9.9	46,736	11.9	10,261	22.0
General and administrative expenses	203,101	35.1	124,379	31.8	78,722	63.3
Acquisition and integration-related expenses	24,551	4.2	21,591	5.5	2,960	13.7
Depreciation	22,402	3.9	19,948	5.1	2,454	12.3
Amortization of intangibles	80,510	13.9	31,027	7.9	49,483	159.5
Impairment of property & equipment, goodwill and intangibles	—	0.0	46,423	11.9	(46,423)	100.0

Total operating expenses	536,155	92.7	410,852	105.0	125,303	30.5
Operating expenses by segment:
Spend and Clinical Resource Management	304,142	52.6	180,460	46.1	123,682	68.5
Revenue Cycle Management	193,718	33.5	182,868	46.7	10,850	5.9

Total segment operating expenses	497,860	86.1	363,328	92.8	134,532	37.0
Corporate expenses	38,295	6.6	47,524	12.1	(9,229)	(19.4)

Total operating expenses	$536,155	92.7%	$410,852	105.0%	$125,303	30.5%

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

Revenue Recognition — Multiple-Deliverable Revenue Arrangements

We may bundle certain of our SCM service and technology offerings into a single service arrangement. We may also bundle certain of our RCM service and technology offerings into a single service arrangement. In addition, we may bundle certain of both of our SCM and RCM service and technology offerings together into a single service arrangement and market them as an enterprise arrangement.

We use a selling price hierarchy for determining the appropriate value of a deliverable. The hierarchy is based on: (a) vendor-specific objective evidence if available (“VSOE”); (b) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; or (c) estimated selling price (“ESP”) if neither VSOE nor TPE is available.

If we are unable to establish selling price using VSOE or TPE, we will establish an ESP. ESP is the estimated price at which we would transact a sale if the product or service were sold on a stand-alone basis. We establish a best estimate of ESP considering internal factors relevant to pricing practices such as costs and margin objectives, standalone sales prices of similar services and percentage of the fee charged for a primary service relative to a related service. Additional consideration is also given to market conditions such as competitor pricing strategies and market trends. If available, we regularly review VSOE and TPE for our services in addition to ESP.

Subscription and Implementation Fees

We apply the revenue recognition guidance prescribed by generally accepted accounting principles in the United States of America (“GAAP”) relating to software for our hosted solutions. We provide subscription-based revenue cycle and spend and clinical resource management services through software tools accessed by our clients while the data is hosted and maintained on our servers. In many arrangements, clients are charged set-up fees for implementation and monthly subscription fees for access to these web-based hosted services. Implementation fees are typically billed at the beginning of the arrangement and recognized as revenue over the greater of the subscription period or the estimated client relationship period. We estimate the client relationship period based on historical client retention rates. We currently estimate our client relationship period to be six years for our hosted services. Revenue from monthly hosting arrangements is recognized on a subscription basis over the period in which the client uses the service. Contract subscription periods typically range from two to six years from execution.

We monitor our client relationship periods and as a result, our estimated client relationship period may change due to the changing attrition rates of our clients. We have historically changed our estimates of client relationship periods for certain of our web-hosted clients. These changes in estimated client lives have typically deferred revenue over longer periods.

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

As of October 1, 2012, the estimated fair value of each operating unit within our SCM and RCM segments exceeded its respective carrying value by more than 10%.

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

We may experience significant fluctuations in our stock price and related market capitalization. If we experience a decline in our stock price and market capitalization or if we experience unfavorable business trends which could lead to a reduction of expected future cash flows for one or more of our reporting units, we may incur potential impairment charges in future reporting periods.

Acquisitions — Purchase Price Allocation

In accordance with GAAP relating to business combinations, we use the purchase method of accounting for acquisitions which prescribes, among other things, how assets and liabilities are recognized in purchase accounting. The guidance also requires the recognition of assets acquired and liabilities assumed arising from contingencies, the capitalization of in-process research and development at fair value, and the expensing of acquisition-related costs as incurred.

Our purchase price allocation methodology requires us to make assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities. We estimate the fair value of assets and liabilities based upon appraised market values, the carrying value of the acquired assets and widely accepted valuation techniques, including discounted cash flows and market multiple analyses. Management determines the fair value of fixed assets and identifiable intangible assets such as developed technology or client relationships, and any other significant assets or liabilities. We adjust the purchase price allocation, as necessary, up to one year after the acquisition closing date as we obtain more information regarding asset valuations and liabilities assumed. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates, including assumptions regarding industry economic factors and business strategies, and result in an impairment or a new allocation of purchase price.

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

Client Service Allowance

We maintain a client service allowance based on management’s evaluation of historical experience, current trends, individual client experience and other relevant factors that, in the opinion of management, deserve recognition in estimating such allowance. Estimates related to our client service allowance are recorded as a reduction to net revenue in our consolidated statements of operations and as a current liability in our consolidated balance sheets.

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

We estimate the company’s effective tax rate based upon the currently enacted tax rates and estimated state apportionment. This rate is determined based upon location of company personnel, location of company assets and determination of sales on a jurisdictional basis. We currently file income tax returns in approximately 56 jurisdictions (inclusive of certain city jurisdictions).

We recognize excess tax benefits associated with stock based compensation directly to stockholders’ equity when realized. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes such as tax credits. If tax law does not specify the ordering in a particular circumstance, then a pro-rata approach is used.

We account for uncertain tax positions in accordance with GAAP relating to the accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy is to include interest and penalties in our provision for income taxes. The tax years 1999 through 2011 remain open to examination by the Internal Revenue Service and certain state taxing jurisdictions to which we are subject. For years 1999 to 2008, the statute for assessments and refunds has generally expired; however, tax attributes for those years may still be examined, which would impact the tax years 2009 and forward.

Each quarter we assess our uncertain tax positions and adjust our reserve accordingly based on the most recent facts and circumstances. If there is a significant change in the underlying facts and circumstances or applicable tax law modifications, we may be exposed to additional benefits or expense. See Note 11 of the Notes to Consolidated Financial Statements for the impact of uncertain tax positions in 2012.

We expect a significant increase in our cash taxes in future years, primarily attributable to exhausting a significant portion of our federal net operating loss carryforwards and other tax attributes such as tax credits.

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

We utilize market-based share prices of our common stock in the Black-Scholes option pricing model to calculate fair value of our common stock option awards. This valuation technique involves highly subjective assumptions. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (“expected term”), the estimated volatility of our common stock price over the expected term and estimated forfeitures.

Historically, it has not been practicable for us to estimate the expected volatility of our share price, required by existing accounting requirements based solely on our own historical stock price volatility (trading history), given our limited history as a publicly traded company. Beginning in 2013, we will have sufficient history as a public company and will calculate the expected volatility of our share price based on our trading history, which may impact our future share-based compensation. In accordance with GAAP for stock compensation, we have estimated grant-date fair value of our shares using a combination of our own trading history and a volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities. We identified similar public entities for which share and option price information was available, and considered the historical volatilities of those entities’ share prices in calculating volatility. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding. Based on our limited history, we utilized the “simplified method” as prescribed in Staff Accounting Bulletin No. 110, Share-based Payment , to calculate expected term. In general, for equity awards with graded-vesting, compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures. In general, for equity awards with cliff-vesting, compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. For performance-based equity awards, compensation cost is adjusted each reporting period in which a change in performance achievement is determined and is net of estimated forfeitures.

We granted certain equity awards under our 2008 long-term performance incentive plan that included performance-based stock-settled stock appreciation rights (“SSARs”) and performance-based restricted common stock. The performance-based SSARs would only vest upon the achievement of a 25% compounded annual growth rate of diluted adjusted EPS for the three-year period ended December 31, 2011. The performance-based restricted common stock awards vested in increments depending on the level of achievement in compounded annual growth rate of diluted adjusted EPS for the three-year period ended December 31, 2011.

As of December 31, 2011, the Company achieved a 15% compounded annual growth rate of diluted adjusted EPS, which resulted in 50% of the performance-based restricted stock being eligible to vest. As a result, approximately 1,411,000 performance-related restricted stock and SSAR awards were forfeited. The underlying shares related to these forfeited awards were added back to our 2008 Plan and are available for future grant. In addition, we reversed $6.5 million of previously recorded share-based compensation expense related to these performance-based restricted stock and performance-based SSARs due to non-achievement of the aforementioned performance criteria.

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

On January 4, 2012, we paid the $120.1 million deferred purchase consideration due to the former owners of the Broadlane Group as part of the acquisition completed in November 2010. We funded the deferred payment with cash, which included a $55.0 million draw on our prior $150.0 million revolving credit facility.

On December 13, 2012, we terminated our credit agreement with Barclays Bank PLC and JP Morgan Securities LLC and entered into a new credit agreement with JPMorgan Chase Bank, N.A. The Credit Agreement consists of a (i) five-year $250.0 million senior secured term A loan facility; (ii) a seven-year $300.0 million senior secured term B loan facility ; and (iii) a five-year $200.0 million senior secured revolving credit facility, including a letter of credit sub-facility of $25.0 million and a swing line sub-facility of $25.0 million.

On November 16, 2010, we closed the offering of an aggregate principal amount of $325.0 million of senior notes due 2018 (the “Notes”). The Notes are guaranteed on a senior unsecured basis by each of the Company’s existing domestic subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the credit agreement. Each of the subsidiary guarantors is 100% owned by the Company; the guarantees by the subsidiary guarantors are full and unconditional; the guarantees by the subsidiary guarantors are joint and several; the Company has no independent assets or operations; and any subsidiaries of the Company other than the subsidiary guarantors are minor. The Notes and the guarantees are senior unsecured obligations of the Company and the subsidiary guarantors, respectively. The Notes were issued pursuant to an indenture dated as of November 16, 2010 (the “Indenture”) among the Company, its subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. Pursuant to the Indenture, the Notes will mature on November 15, 2018 and bear 8% annual interest. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011.

Historically, we have utilized federal net operating loss carryforwards (“NOLs”) to reduce both regular and Alternative Minimum Tax (“AMT”) cash payments. Consequently, our federal cash tax payments in past reporting periods have been minimal. In 2012, we generated a NOL, which we will carryback to 2011. As a result, the credits previously utilized in 2011 will be reclaimed and utilized in 2013. Despite having NOLs and credits to offset certain tax amounts in 2013, we expect our cash tax liability to increase significantly in 2013 and in the future.

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

As of December 31, 2012, we had $10.0 million drawn on our revolving credit facility resulting in $189.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

•

changes in working capital due to inconsistent timing of cash receipts and payments for major recurring items such as trade accounts payable, revenue share obligation, incentive compensation, changes in deferred revenue, and other various items;

•	transaction and integration related costs;

•	acquisitions; and

•	unforeseeable events or transactions.

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

Discussion of Cash Flow

As of December 31, 2012 and 2011, we had cash and cash equivalents totaling $13.7 million and $62.9 million, respectively.

Operating Activities:

The following table summarizes the cash provided by operating activities for the fiscal years ended December 31, 2012 and 2011:

	Fiscal Year Ended December 31,
	2012	2011	Change
	Amount	Amount	Amount	%
	(In millions)
Net loss	$(6.9)	$(15.5)	$8.6	55.5%
Non-cash items	139.8	107.9	31.9	29.6
Net changes in working capital	24.9	31.8	(6.9)	(21.7)

Net cash provided by operations	$157.8	$124.2	$33.6	27.1%

Net loss represents the loss attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, amortization of debt issuance costs, impairment of intangibles and non-cash interest expense. Refer to our Consolidated Statement of Cash Flows for details regarding these non-cash items. The total for these non-cash expenses was $139.8 million and $107.9 million for the fiscal years ended December 31, 2012 and 2011, respectively. The increase in non-cash expenses for the fiscal year ended December 31, 2012 compared to December 31, 2011 was primarily attributable to: (i) the write-off of debt issuance costs from the debt extinguishment associated with our prior credit agreement; (ii) an increase in share-based compensation; and (iii) a decrease in our deferred income tax benefit. The increase was partially offset by: (i) a decrease in the amortization of intangibles; and (ii) a decrease in noncash interest expense. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the fiscal year ended December 31, 2012, the working capital changes resulting in an increase to cash flow from operations of $24.9 million primarily consisted of the following:

Increase of cash flow

•	a decrease in accounts receivable of $7.0 million related to the timing of invoicing and cash collections and our revenue growth;

•	a decrease in other long term assets of $2.0 million primarily related to the timing of cash payments for our deferred sales expenses;

•	a $5.6 million working capital increase in trade accounts payable due to the timing of various payment obligations;

•	a $3.4 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO;

•	a $6.8 million increase in accrued payroll and benefits due to payroll cycle timing and higher performance-based compensation expense than the prior period; and

•	an increase in deferred revenue of $7.5 million for cash receipts not yet recognized as revenue.

The working capital changes resulting in an increase to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in decreases to cash flow:

Decrease of cash flow

•	an increase in prepaid expenses and other assets of $3.3 million primarily related a $2.0 million increase in prepaid income taxes and a $1.3 million increase in software and hardware maintenance; and

•

a decrease in other accrued expenses and long-term liabilities of $4.0 million primarily due to the $8.2 million interest rate swap termination as a result of the debt refinancing partially offset by the timing of various payment obligations.

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

Investing Activities:

Investing activities used $66.4 million of cash for the fiscal year ended December 31, 2012 which included: $40.2 million for investment in software development; and $26.2 million of capital expenditures. The increase in cash used for investing activities compared to the prior year was primarily due to: (i) investments in software development in connection with integrating the operations of Broadlane with our existing operations; (ii) RCM software development primarily due to new product features and functionality, new technologies, and upgrades to our service offerings; and (iii) investments in computer hardware associated with increased infrastructure demands.

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

Financing Activities:

Financing activities used $140.7 million of cash for the fiscal year ended December 31, 2012. We received $550.0 million to fund our debt refinancing on December 13, 2012 that consisted of $250.0 million from our Term A Facility and $300.0 million from our Term B Facility. We borrowed $140.0 million from our revolving credit facility consisting of: (i) a $55.0 million draw used to partially fund the deferred payment obligation made in January 2012; (ii) a $35.0 million draw used to make a voluntary prepayment on our previous senior term loan facility prior to the debt refinancing; and (iii) a $50.0 million draw used to help fund our debt refinancing on December 13, 2012. Refer to Note 7 in the Notes to Consolidated Financial Statements for additional details. We also received $7.7 million from the issuance of common stock (net of offering costs); and $1.5 million from the excess tax benefit from the exercise of stock options.

This was offset by $120.1 million for the payment of the deferred purchase consideration made in connection with the Broadlane Acquisition. We made payments on our senior term loan facility of $578.7 million consisting of: (i) $4.8 million in scheduled principal payments; (ii) $55.0 million in voluntary prepayments from free cash flow; (iii) a $35.0 million voluntary prepayment from our revolver draw discussed above; and (iv) a $483.8 million payment associated with the debt extinguishment of our prior credit agreement on December 13, 2012 to settle the balance of our previous term loan facility. We also made payments on our revolving credit facility of $130.0 million consisting of: (i) a $90.0 million payment associated with our debt extinguishment on December 13, 2012 to settle the balance of our previous revolving credit facility; and (ii) a $40.0 million voluntary payment on our new revolving credit facility from free cash flow. In addition, we made payments of $0.7 million that were made on our finance obligation (as discussed in Note 7 in the Notes to Consolidated Financial Statements) and repurchased approximately 62,000 shares of our common stock under our share repurchase program (which expired in August 2012) totaling $0.6 million. As of December 31, 2012, our credit agreement requires an assessment of excess cash flow beginning for our fiscal year ended December 31, 2013. We would be required to make any excess cash flow payment during the first quarter of 2014.

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

Credit Facility and Notes Offering

Credit Facility

On December 13, 2012, we completed a refinancing and entered into a Credit Agreement with the banks and other financial institutions named therein (the “Lenders”), JPMorgan Chase Bank, N.A., acting as administrative agent and collateral agent for the Lenders and letter of credit issuer, and Bank of America, N.A., acting as swing line lender (the “Credit Agreement”). The Credit Agreement consists of a (i) five-year $250.0 million senior secured term A loan facility (the “Term A Facility”), (ii) a seven-year $300.0 million senior secured term B loan facility (the “Term B Facility”; and collectively with the Term A Facility, the “Term Loan Facility”); and (iii) a five-year $200.0 million senior secured revolving credit facility, including a letter of credit sub-facility of $25.0 million and a swing line sub-facility of $25.0 million (the “Revolving Credit Facility”). The borrowings under the Term Loan Facility were made in a single draw on December 13, 2012. Amounts borrowed under the Term Loan Facility that are prepaid may not be reborrowed. Proceeds of borrowing under the Credit Agreement were used to repay all outstanding amounts under our prior credit facility. The Revolving Credit Facility is available for working capital and other general corporate purposes at any time prior to the final maturity thereof. Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions precedent. Amounts repaid under the Revolving Credit Facility may be reborrowed.

The Credit Agreement permits us, subject to the satisfaction of certain conditions and obtaining commitments, to add one or more incremental term loan facilities, increase the commitments under the Term

Loan Facility or increase the aggregate commitments under the Revolving Credit Facility in an aggregate amount of up to $200.0 million, which may have the same guarantees, and be secured on a pari passu basis by the same collateral as the Term Facility or Revolving Facility, as applicable.

The interest rates per annum applicable to loans (other than swing line loans) under the Credit Agreement are, at our option, equal to either (i) a eurodollar rate for one-, two-, three- six-, or if agreed to by all relevant lenders, nine- or twelve-month interest periods or (ii) an alternate base rate, in each case, plus an applicable margin of (x) with respect to loans under the Term B Facility, (A) 2.75% for eurodollar loans and (B) 1.75% for alternate base rate loans, and (y) with respect to loans under the Term A Facility and Revolving Credit Facility, in each case subject to our leverage ratio, (A) 2.25%-2.50% for eurodollar loans and (B) 1.25%-1.50% for base rate loans. Interest rates per annum applicable to swing line loans are equal to the alternate base rate plus an applicable margin.

The eurodollar rate is determined by reference to the London inter-bank offer rate, which is the settlement rate established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the lenders are subject. The eurodollar rate includes statutory reserves. The eurodollar rate for loans under the Term B Facility is subject to a floor of 1.25%. The alternate base rate for loans under the Term B Facility is subject to a floor of 2.25%. The alternate base rate is the highest of (i) the prime commercial lender rate published by the Wall Street Journal as the “prime rate”, (ii) the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York plus one-half of 1% and (iii) the eurodollar rate for a one-month interest period plus 1%. The alternate base rate is subject to a minimum percentage equal to the minimum percentage for the eurodollar rate plus 1%.

See table below for a summary of the pricing tiers for all applicable margin rates. As of December 31, 2012, our applicable margin on our Revolving Credit Facility and Term A Facility was tier 1.

Revolving credit facility
Pricing Tier	Total Leverage Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Loans	Base Rate Loans
1	≥4.00:1.00	0.50%	2.50%	2.50%	1.50%
2	< 4.00:1.00	0.50%	2.25%	2.25%	1.25%

Term Loan A Facility
Pricing Tier	Total Leverage Ratio	Eurodollar Loans	Base Rate Loans
1	≥ 4.00:1.00	2.50%	1.50%
2	< 4.00:1.00	2.25%	1.25%

Term Loan B Facility
Pricing Tier	Total Leverage Ratio	Eurodollar Loans	Base Rate Loans
n/a	n/a	2.75%	1.75%

The loans under the Term A Facility amortize in quarterly installments of (i) $3.1 million each during 2013 and 2014, (ii) $4.7 million during 2015, and (iii) $6.3 million during 2016 through September 2017, with the balance payable on the fifth anniversary of December 13, 2012. The loans under the Term B Facility amortize in equal quarterly installments of $0.8 million each, with the balance payable on the seventh anniversary of December 13, 2012. The Term B Facility matures on December 13, 2019; provided that the facility will mature in full on May 15, 2018 if our outstanding senior notes have not been repaid or refinanced in full by such date. No principal payments are due on the revolving loan facility until the revolving facility maturity date. We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of our credit agreement.

As of December 31, 2012, we had an outstanding balance of $10.0 million on the Revolving Credit Facility resulting in $189.0 million available under the Revolving Credit Facility (after giving effect to $1.0 million of outstanding but undrawn letters of credit on such date). We also had $885.0 million of debt outstanding and a cash balance of $13.7 million as of December 31, 2012.

The Credit Agreement contains certain customary negative covenants, including, but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to our fiscal year. The Credit Agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the Credit Agreement to be in full force and effect and changes of control.

For the fiscal quarter ending December 31, 2012, we were required to maintain compliance with a maximum consolidated total debt to adjusted EBITDA leverage ratio of 5.75 to 1.0 and a minimum consolidated interest coverage ratio of 2.25 to 1.0. The consolidated total debt to adjusted EBITDA leverage ratio and the consolidated interest coverage ratio thresholds adjust in future periods. The following table shows our future covenant thresholds:

Covenant Requirements Table
Fiscal Quarter Ended	Maximum Total Leverage Ratio	Minimum Interest Coverage Ratio
March 31, 2013	5.75:1.0	2.5:1.0
June 30, 2013	5.75:1.0	2.5:1.0
September 30, 2013	5.75:1.0	2.5:1.0
December 31, 2013	5.75:1.0	2.5:1.0
March 31, 2014	5.25:1.0	2.5:1.0
June 30, 2014	5.25:1.0	2.5:1.0
September 30, 2014	5.25:1.0	2.5:1.0
December 31, 2014	5.25:1.0	2.5:1.0
March 31, 2015	4.75:1.0	2.5:1.0
June 30, 2015	4.75:1.0	2.5:1.0
September 30, 2015	4.75:1.0	2.5:1.0
December 31, 2015	4.75:1.0	2.5:1.0
March 31, 2016	4.00:1.0	2.5:1.0
June 30, 2016	4.00:1.0	2.5:1.0
September 30, 2016 and thereafter	4.00:1.0	2.5:1.0

The components that comprise the calculation of the aforementioned covenants are specifically defined in the Credit Agreement and require us to make certain adjustments to derive the amounts used in the calculation of each ratio. Refer to the table in the earlier part of this section for a summary of the pricing tiers and the applicable rates.

The determination of our pricing tier is based on the total leverage ratio that was calculated in the most recent compliance certificate received by our administrative agent. In addition, our loans and other obligations under the credit agreement are guaranteed, subject to specified limitations, by our present and future direct and indirect domestic subsidiaries. As of December 31, 2012, we were not in default of any covenants under our credit agreement.

Notes Offering

In connection with the Broadlane Acquisition in 2010, the Company closed the offering of an aggregate principal amount of $325 million of Notes. The Notes are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s existing domestic restricted subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the credit agreement. The Notes and the guarantees are senior unsecured obligations of the Company.

On July 22, 2011, we filed a registration statement with the SEC on Form S-4 for the purpose of registering new senior notes with the same terms and conditions as the Notes. The registration statement was declared effective on October 13, 2011, and on the same day we launched an exchange offer whereby we offered to exchange new registered 8% senior notes due 2018 (the “Exchange Notes”) for all of the outstanding unregistered Notes (the “Exchange Offer”). The terms of the Exchange Notes are substantially identical to those of the Notes, except the Exchange Notes are registered under the Securities Act of 1933, as amended. The Exchange Notes evidence the same indebtedness as the Notes and are entitled to the benefits of the Indenture governing the Notes. We did not and will not receive any proceeds from the Exchange Offer. The Notes and the Exchange Notes are now interchangeably referred to as the “Notes”.

The Notes were issued pursuant to an Indenture (the “Indenture”) dated as of November 16, 2010, among the Company, its subsidiary guarantors and Wells Fargo Bank, N.A., as trustee. Pursuant to the Indenture, the Notes will mature on November 15, 2018, and bear 8% annual interest. Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on May 15, 2011.

The Indenture contains certain customary negative covenants, including, but not limited to, limitations on: the incurrence of debt; liens; consolidations or mergers; asset sales; certain restricted payments and transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the parent company to obtain funds from its subsidiaries by dividend or loan. The Indenture also contains customary events of default. As of December 31, 2012, we were not in default of any covenants under the Indenture.

Summary Disclosure Concerning Contractual Obligations and Commercial Commitments

In the ordinary course of business, we enter into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2012 are as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Bank credit facility(1)	$560,000	$15,500	$37,250	$222,250	$285,000
Bonds payable(2)	325,000	—	—	—	325,000
Interest on fixed rate debt	152,750	26,000	52,000	52,000	22,750
Interest on variable rate debt(3)	115,504	19,231	37,483	36,558	22,232
Operating leases(4)	115,735	13,439	25,337	17,836	59,123
Broadlane integration and restructuring obligations(5)	1,432	1,432	—	—	—
Finance obligations(6)	13,056	1,114	2,228	9,714	—
Tax liability(7)	801	—	—	801	—

	$1,284,278	$76,716	$154,298	$339,159	$714,105

(1)	Indebtedness under our credit facility bears interest at an annual rate of LIBOR (our credit agreement contains a 1.25% LIBOR floor on the Term B Facility) plus an applicable margin. The applicable weighted average interest rate, inclusive of LIBOR and the applicable margin was 3.45% on our Term Loan Facility at December 31, 2012. We had $10.0 million outstanding under our revolving credit facility at December 31, 2012. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our borrowings.

(2)	Indebtedness on our bonds bear interest at an 8% annual rate. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding our bond offering.

(3)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2012 for all future periods. In addition, our credit agreement requires us to calculate excess cash flow on an annual basis (beginning for our fiscal year ending December 31, 2013). We would be required to make any excess cash flow payment during the first quarter of 2014.

(4)	Relates to certain office space and office equipment under operating leases. Amounts represent future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year or more. See Note 8 of the Notes to Consolidated Financial Statements for more information.

(5)	Represents severance costs associated with the Broadlane Acquisition. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

(6)	Represents a capital lease obligation incurred in a sale and subsequent leaseback transaction of an office building in August 2003. The transaction did not qualify for sale and leaseback treatment under generally accepted accounting principles relating to leases. In July 2007, we extended the terms of our office building lease agreement by an additional four years through July 2017, which increased our total finance obligation by $1.1 million. See Note 7 of the Notes to Consolidated Financial Statements under the subheading “Finance Obligations” for additional information regarding this transaction and the related obligation.

(7)	The above amount relates to management’s estimate of uncertain tax positions. As a result of tax attributes (net operating losses and tax credits), we have several tax periods open to examination until the statute of limitations has expired with respect to the year in which these attributes are utilized. As such, we cannot predict the precise timing that this liability will be applied or utilized. Additionally, the liability may increase or decrease if management’s estimate of uncertain tax positions changes when new information arises or changes in circumstances occur.

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

As of December 31, 2012, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Use of Non-GAAP Financial Measures

In order to provide investors with greater insight, promote transparency and allow for a more comprehensive understanding of the information used by management and the Board in its financial and operational decision-making, we supplement our Consolidated Financial Statements presented on a GAAP basis herein with the following non-GAAP financial measures: gross fees, gross administrative fees, revenue share obligation, EBITDA, adjusted EBITDA, adjusted EBITDA margin, acquisition-affected net revenue, adjusted net income and adjusted diluted earnings per share.

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

The following table reconciles net income to adjusted EBITDA for the fiscal years ended December 31, 2012, 2011 and 2010:

	Fiscal Year Ended December 31,
Adjusted EBITDA Reconciliation	2012	2011	2010
	(In thousands)
Net loss	$(6,878)	$(15,494)	$(32,124)
Depreciation	30,190	22,402	19,948
Depreciation (included in cost of revenue)	1,859	1,225	2,894
Amortization of intangibles	72,652	80,510	31,027
Amortization of intangibles (included in cost of revenue)	557	557	648
Interest expense, net of interest income(1)	66,041	71,069	27,428
Income tax benefit	(1,480)	(9,851)	(14,255)

EBITDA	162,941	150,418	35,566
Impairment of intangibles(2)	—	—	46,423
Share-based compensation expense(3)	10,291	5,023	11,493
RCM management restructuring expenses(4)	—	1,646	—
Rental income from capitalizing building lease(5)	(438)	(438)	(439)
Purchase accounting adjustments(6)	—	6,245	13,406
Acquisition and integration-related expenses(7)	6,348	24,551	21,591
Loss on debt extinguishment(8)	28,196	—	—
Insurance settlement(9)	—	(3,340)	—

Adjusted EBITDA	$207,338	$184,105	$128,040

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Consolidated Statement of Operations. During 2010, we terminated an interest rate swap as part of the Broadlane Acquisition that was originally scheduled to terminate in March 2012. In consideration of the early termination, we paid the swap counterparty, and incurred an expense of, $1.6 million for the fiscal year ended December 31, 2010. That termination amount is included in interest expense for the fiscal year ended December 31, 2010.

(2)	The impairment during the fiscal year ended December 31, 2010 primarily consisted of (i) a $44.5 million write-off of goodwill relating to our decision support services operating unit; and (ii) $1.3 million relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition.

(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(4)	Amount represents restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.

(5)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net (loss) income due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See Note 7 of the Notes to Consolidated Financial Statements herein for further discussion of this rental income.

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

(7)	For the fiscal years ended December 31, 2012 and 2011, the amount was attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, redundant salaries, certain performance-related salary-based compensation, and operating infrastructure costs. For the fiscal year ended December 31, 2010, the amount was attributable to $10.4 million in transaction costs incurred (not related to the financing) to complete the Broadlane Acquisition such as due diligence, consulting and other relates fees; $8.4 million for integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; and $2.8 million was attributable to acquisition-related fees associated with an unsuccessful acquisition attempt. We expect to incur costs during the first six months of 2013 related to our integration plans, including but not limited to aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems.

(8)	The amount reflects the loss on debt extinguishment and is comprised of (i) a $20.0 million write-off of debt issuance costs relating to our previous credit facility; and (ii) an $8.2 million swap termination fee for two forward starting interest rate swaps also relating to our previous credit facility. Refer to Note 7 and Note 14 of the Notes to Consolidated Financial Statements for additional details.

(9)	Amount was attributable to a $3.3 million insurance settlement received during the period. Refer to Note 8 in the Notes to Consolidated Financial Statements for additional details.

Spend and Clinical Resource Management (“SCM”) Acquisition-Affected Net Revenue.    SCM acquisition-affected net revenue includes the revenue of Broadlane prior to the Company’s actual ownership. Although the Broadlane Acquisition was consummated on November 16, 2010, this measure assumes the acquisition of Broadlane occurred on January 1, 2010. Broadlane acquisition-related adjustment includes the historical results of Broadlane’s operations from January 1, 2010 through November 15, 2010, inclusive of certain purchase accounting adjustments. Broadlane purchase accounting revenue adjustment reflects an estimated reduction of net administrative fee revenue. Under the Company’s revenue recognition policies, administrative fees are recorded as revenue when reported to the Company by vendors. GAAP relating to business combinations requires that the Company estimate the amount of client supply purchases (the driver of administrative fee revenue) occurring prior to the acquisition closing date and to record the fair value of the administrative fees (the asset) to be received from those purchases as an account receivable and any corresponding revenue share obligation as a liability. As vendor reports are received and cash is collected, the Company will not recognize revenue for this acquisition-related purchase accounting revenue adjustment. SCM acquisition-affected net revenue is used by management and the Board to better understand the extent of growth of the SCM segment. Given the significant impact that the Broadlane Acquisition had on the Company during the fiscal year ended December 31, 2010 and will have in future periods, we believe this measure may be useful and meaningful to investors in their analysis of such growth. SCM acquisition-affected net revenue is presented for illustrative and informational purposes only and is not intended to represent or be indicative of what our results of operations would have been if this transaction had occurred at the beginning of 2010. This measure also should not be considered representative of our future results of operations. Reconciliations of SCM acquisition-affected net revenue to its most directly comparable GAAP measure can be found in the “Results of Operations” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

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

	Twelve Months Ended December 31,
	2012	2011	2010
Net loss	$(6,878)	$(15,494)	$(32,124)
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	75,103	83,226	31,676
Pre-tax non-cash, share-based compensation(1)	10,291	5,023	11,493
Pre-tax acquisition and integration related expenses(2)	6,348	24,551	21,591
Pre-tax RCM management restructuring expenses(3)	—	1,646	—
Pre-tax purchase accounting adjustment(4)	—	6,245	13,406
Pre-tax deferred payment interest expense accretion(5)	—	3,082	6,246
Pre-tax non cash, impairment of intangibles(6)	—	—	46,423
Pre-tax, loss on debt extinguishment(7)	28,196	—	—
Pre-tax, insurance settlement(8)	—	(3,340)	—

Tax effect on pre-tax adjustments(9)	(47,975)	(48,173)	(52,333)

Non-GAAP adjusted net income	$65,085	$56,766	$46,378

	Twelve Months Ended December 31,
Per share data	2012	2011	2010
EPS — diluted	$(0.12)	$(0.27)	$(0.57)
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	1.31	1.45	0.56
Pre-tax non-cash, share-based compensation(1)	0.18	0.09	0.20
Pre-tax acquisition and integration related expenses(2)	0.11	0.43	0.39
Pre-tax RCM management restructuring expenses(3)	—	0.03	—
Pre-tax purchase accounting adjustment(4)	—	0.11	0.24
Pre-tax deferred payment interest expense accretion(5)	—	0.05	0.11
Pre-tax non cash, impairment of intangibles(6)	—	—	0.82
Pre-tax, loss on debt extinguishment(7)	0.49	—	—
Pre-tax, insurance settlement(8)	—	(0.06)	—

Tax effect on pre-tax adjustments(9)	(0.84)	(0.84)	(0.93)

Non-GAAP adjusted EPS — diluted	$1.13	$0.99	$0.82

Weighted average shares — diluted (in 000s)(10)	57,452	57,298	56,434

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact, on a pre-tax basis, of acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Represents the amount and the per share impact, on a pre-tax basis, of restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.

(4)	For the fiscal years ended December 31, 2011 and 2010, the amount and the per share impact, on a pre-tax basis, of certain purchase accounting adjustments associated with the Broadlane Acquisition that reflect the fair value of gross administrative fee receivables and other service fees less revenue share obligation primarily related to client purchases that were reported to us subsequent to the consummation of the Broadlane Acquisition.

(5)	For the fiscal year ended December 31, 2011, the amount represents the per share impact, on a pre-tax basis, of interest expense on the accretion of the $120.1 million deferred payment associated with the Broadlane Acquisition, which was made in January 2012. For the fiscal year ended December 31, 2010, the amount represents the per share impact, on a pre-tax basis, of: (i) a termination fee of $1.6 million associated with an interest rate swap as part of the Broadlane Acquisition that was originally scheduled to terminate in March 2012; (ii) the write-off of debt issuance costs relating to the termination of our previous credit facility in connection with the Broadlane Acquisition; and (iii) interest expense on the accretion of the deferred payment associated with the Broadlane Acquisition. We believe such expenses are infrequent in nature and are not indicative of continuing operating performance.

(6)	Represents the amount and the per share impact, on a pre-tax basis, of impairment of intangibles during the fiscal years ended December 31, 2010. The impairment primarily consisted of: (i) a $44.5 million write-off of goodwill relating to our decision support services operating unit; and (ii) $1.3 million relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition.

(7)	Represents the amount and the per share impact, on a pre-tax basis, of loss on debt extinguishment and is comprised of (i) a $20.0 million write-off of debt issuance costs relating to our previous credit facility; and (ii) an $8.2 million swap termination fee for two forward starting interest rate swaps also relating to our previous credit facility. Refer to Note 7 and Note 14 of the Notes to Consolidated Financial Statements for additional details.

(8)	Represents the amount and the per share impact, on a pre-tax basis, of a $3.3 million insurance settlement received during the period. Refer to Note 8 in the Notes to Consolidated Financial Statements for additional details.

(9)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. The Company generally utilizes its effective tax rate for each respective period to calculate the tax effect of each adjustment. Given the impact of the Broadlane Acquisition on the Company’s 2011 actual effective tax rate, the Company used a tax rate of 40.0% for the fiscal years ended December 31, 2012 and 2011. The effective tax rate for the fiscal year ended December 31, 2010 was 30.7%.

(10)	Given the Company’s net loss in 2012, 2011 and 2010, basic and diluted weighted average shares are the same for EPS and Non-GAAP diluted adjusted EPS.

Related Party Transactions

For a discussion of our transactions with certain related parties see Note 18 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Intangibles — Goodwill and Other

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with respect to testing indefinite-lived intangible assets for impairment. The update provides entities the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a second, quantitative impairment test. If, based on the qualitative assessment of events or circumstances, an entity determines it is not more-likely-than-not that the indefinite-lived intangible asset’s fair value is less than its carrying amount, then it would not be necessary to perform the quantitative impairment test. However, if an entity concludes otherwise, then the quantitative impairment test must also be performed to identify and measure any potential impairment amount. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

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

Comprehensive Income

In February 2013, the FASB issued an accounting standard update relating to improving the reporting of reclassifications out of accumulated other comprehensive income. The update would require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The update is effective for reporting periods beginning after December 15, 2012.

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

Fair Value

In May 2011, the FASB issued an accounting standard update relating to fair value measurements and disclosures. The update provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar under GAAP and International Financial Reporting Standards. The update changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. We adopted this update on January 1, 2012.

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

Interest rate risk.    We had outstanding borrowings on our Term Loan Facility and Revolving Credit Facility of $560.0 million as of December 31, 2012. The Term A Facility and the Revolving Credit Facility bear interest at LIBOR plus an applicable margin. The Term B Facility bears interest at LIBOR, subject to a floor of 1.25% plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of December 31, 2012, which bears interest at 8% per annum.

To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loans, would have resulted in an approximate $5.6 million increase to our interest expense for the fiscal year ended December 31, 2012.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework . Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION.

None.

PART III

ITEM 10. DIRECTORS,	EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2013 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE	COMPENSATION.

Information regarding executive compensation will be set forth in the proxy statement for our 2013 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2013 annual meeting of stockholders and is incorporated herein by reference. Also, see section “Equity Compensation Plan Information” in Item 5 of Part 2 herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2013 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2013 annual meeting of stockholders and is incorporated herein by reference.

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

(iii)  Consolidated Statements of Operations

(iv)  Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(v)  Consolidated Statements of Cash Flows

(vi)  Notes to Consolidated Financial Statements

(2)  Financial Statement Schedule

All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3) Exhibits

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of September 14, 2010, by and among the Company, Broadlane Intermediate Holdings, Inc. and Broadlane Holdings, LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010)
3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2008)
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2008)
4.1	Form of common stock certificate of the Company (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)
4.2	Amended and Restated Registration Rights Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 No. 333-145693)
4.3	Indenture, dated as of November 16, 2010, among MedAssets, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 19, 2010)
10.1	Credit Agreement, dated as of December 13, 2012, among MedAssets, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer; Bank of America, N.A., as Swing Line Lender; J.P. Morgan Securities LLC, Barclays Bank PLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Suntrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners; Deutsche Bank Securities Inc., as Syndication Agent; and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc., Suntrust Bank, Raymond James Bank, FSB and Fifth Third Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2012)

Exhibit No.	Description of Exhibit
10.2	1999 Stock Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.3	MedAssets Inc. 2004 Long-Term Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.4	MedAssets, Inc. Long Term Performance Incentive Plan (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on September 30, 2008)
10.5	Form of Indemnification Agreement entered into by the Company with each of its executive officers and directors (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 No. 333-145693)
10.6	Form of Stock Appreciation Right (non-performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.7	Form of Stock Appreciation Right (performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.8	Form of Restricted Stock (non-performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.9	Form of Restricted Stock (performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)
10.10	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and John A. Bardis (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)
10.11	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Rand Ballard (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)
10.12	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Charles Garner (Incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)
10.13	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and L. Neil Hunn Incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)
10.14	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Lance M. Culbreth (Incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)
10.15	Separation and Release Agreement, dated as of September 6, 2011, between MedAssets, Inc., MedAssets Services, LLC, and Mr. L. Neil Hunn (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on September 7, 2011)
10.16	Employment Agreement, dated as of January 19, 2012, between MedAssets Services, LLC and Allen W. Hobbs (Incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed on January 23, 2012)
10.17	Employment Agreement, dated as of June 17, 2011, by and between the Company and Gregory A. Strobel (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2012)
10.18	Employment Agreement, dated as of March 5, 2012, by and between the Company and Mike Nolte (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2012)

Exhibit No.	Description of Exhibit
18	Preferability letter from KPMG, LLP on change in date of annual goodwill impairment testing performed by the Company (incorporated by reference to Exhibit 18 to the Company’s Annual Report on Form 10-K filed on February 28, 2012).
21*	Subsidiaries of the Company
23*	Consent of KPMG, LLP with respect to the consolidated financial statements of the Company
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDASSETS, Inc.

February 26, 2013	By:	/s/ JOHN A. BARDIS
Name: John A. Bardis
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN A. BARDIS	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2013
Name: John A. Bardis

/s/ CHARLES O. GARNER	Chief Financial Officer	February 26, 2013
Name: Charles O. Garner	(Principal Financial Officer)

/s/ LANCE M. CULBRETH	Chief Accounting Officer	February 26, 2013
Name: Lance M. Culbreth	(Principal Accounting Officer)

/s/ MICHAEL P. NOLTE	Chief Operating Officer	February 26, 2013
Name: Michael P. Nolte

/s/ RAND A. BALLARD	Director and Chief Customer	February 26, 2013
Name: Rand A. Ballard	Officer

/s/ HARRIS HYMAN IV	Director	February 26, 2013
Name: Harris Hyman IV

/s/ VERNON R. LOUCKS, JR.	Director	February 26, 2013
Name: Vernon R. Loucks, Jr.

/s/ TERRENCE J. MULLIGAN	Director	February 26, 2013
Name: Terrence J. Mulligan

/s/ C.A. LANCE PICCOLO	Director	February 26, 2013
Name: C.A. Lance Piccolo

/s/ JOHN C. RUTHERFORD	Director	February 26, 2013
Name: John C. Rutherford

Signature	Title	Date

/s/ SAMUEL K. SKINNER	Director	February 26, 2013
Name: Samuel K. Skinner

/s/ BRUCE F. WESSON	Director	February 26, 2013
Name: Bruce F. Wesson

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MedAssets, Inc.:

We have audited the accompanying consolidated balance sheets of MedAssets, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedAssets, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, MedAssets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Atlanta, Georgia

February 26, 2013

MedAssets, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2011
	(In thousands, except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$13,734	$62,947
Accounts receivable, net of allowances of $3,046 and $3,891 as of December 31, 2012 and December 31, 2011, respectively	96,346	104,039
Deferred tax asset, current portion	11,126	15,434
Prepaid expenses and other current assets	21,791	18,488

Total current assets	142,997	200,908
Property and equipment, net	134,361	101,471
Other long term assets
Goodwill	1,027,847	1,027,847
Intangible assets, net	330,163	403,371
Other	42,869	61,381

Other long term assets	1,400,879	1,492,599

Total assets	$1,678,237	$1,794,978

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$25,487	$21,185
Accrued revenue share obligation and rebates	74,274	70,906
Accrued payroll and benefits	40,085	33,265
Other accrued expenses	14,145	17,811
Deferred revenue, current portion	55,756	48,459
Deferred purchase consideration (Note 5)	—	120,136
Current portion of notes payable	15,500	6,350
Current portion of finance obligation	233	213

Total current liabilities	225,480	318,325
Notes payable, less current portion	544,500	572,300
Bonds payable	325,000	325,000
Finance obligation, less current portion	9,046	9,287
Deferred revenue, less current portion	14,393	14,148
Deferred tax liability	125,394	129,635
Other long term liabilities	801	7,670

Total liabilities	1,244,614	1,376,365
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 59,324,000 and 57,857,000 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	593	579
Additional paid-in capital	688,431	670,618
Accumulated other comprehensive loss (Note 14)	—	(4,061)
Accumulated deficit	(255,401)	(248,523)

Total stockholders’ equity	433,623	418,613

Total liabilities and stockholders’ equity	$1,678,237	$1,794,978

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$266,915	$249,599	$119,070
Other service fees	373,206	328,673	272,261

Total net revenue	640,121	578,272	391,331

Operating expenses:
Cost of revenue (inclusive of certain amortization expense)	138,618	121,771	100,737
Product development expenses	28,483	26,823	20,011
Selling and marketing expenses	60,438	56,997	46,736
General and administrative expenses	218,194	203,101	124,379
Acquisition and integration-related expenses (Notes 5 and 6)	6,348	24,551	21,591
Depreciation	30,190	22,402	19,948
Amortization of intangibles	72,652	80,510	31,027
Impairment of property and equipment, goodwill, and intangibles (Notes 2, 3 and 4)	—	—	46,423

Total operating expenses	554,923	536,155	410,852

Operating income (loss)	85,198	42,117	(19,521)
Other income (expense):
Interest (expense)	(66,045)	(71,083)	(27,508)
Loss on debt extinguishment (Notes 7 and 14)	(28,196)	—	—
Other income	685	3,621	650

Loss before income taxes	(8,358)	(25,345)	(46,379)
Income tax benefit	(1,480)	(9,851)	(14,255)

Net loss	$(6,878)	$(15,494)	$(32,124)

Basic and diluted loss per share:
Basic net loss per share	$(0.12)	$(0.27)	$(0.57)

Diluted net loss per share	$(0.12)	$(0.27)	$(0.57)

Weighted average shares — basic	57,452	57,298	56,434
Weighted average shares — diluted	57,452	57,298	56,434
Consolidated Statements of Comprehensive Loss for the Fiscal Years Ended December 31, 2012, 2011 and 2010
Net loss	$(6,878)	$(15,494)	$(32,124)
Unrealized (loss) gain from hedging activities for the period	(1,687)	(6,522)	927
Income tax benefit (expense) related to hedging activities for the period	521	2,461	(349)
Reclassification of realized loss into earnings from hedging activities	8,209	—	1,656
Reclassification of income tax benefit into earnings from hedging activities	(2,982)	—	(629)

Comprehensive loss	$(2,817)	$(19,555)	$(30,519)

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2012

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances at December 31, 2011	57,857	$579	$670,618	$(4,061)	$(248,523)	$418,613
Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	1,529	15	7,669	—	—	7,684
Stock compensation expense	—	—	10,291	—	—	10,291
Excess tax benefit from equity award exercises, net	—	—	452	—	—	452
Repurchase of common stock	(62)	(1)	(599)	—	—	(600)
Unrealized loss from hedging activities (net of a tax benefit of $521)	—	—	—	(1,166)	—	(1,166)
Reclassification of realized loss into earnings from hedging activities (net of a tax benefit of $2,982)	—	—	—	5,227	—	5,227
Net loss				—	(6,878)	(6,878)

Balances at December 31, 2012	59,324	$593	$688,431	$—	$(255,401)	$433,623

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2011

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances at December 31, 2010	58,410	$584	$668,028	$—	$(233,029)	$435,583
Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	597	6	1,969	—	—	1,975
Forfeiture of common restricted stock	(598)	(6)	6	—	—	—
Stock compensation expense	—	—	5,023	—	—	5,023
Excess tax benefit from equity award exercises	—	—	893	—	—	893
Repurchase of common stock	(552)	(5)	(5,301)	—	—	(5,306)
Unrealized loss from hedging activities (net of a tax benefit of $2,461)	—	—	—	(4,061)	—	(4,061)
Net loss	—	—	—	—	(15,494)	(15,494)

Balances at December 31, 2011	57,857	$579	$670,618	$(4,061)	$(248,523)	$418,613

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2010

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances at December 31, 2009	56,715	$567	$639,315	$(1,605)	$(200,905)	$437,372
Issuance of common stock from stock option and SSAR exercises	1,415	14	10,684	—	—	10,698
Issuance of common restricted stock	280	3	(3)	—	—	—
Stock compensation expense	—	—	11,493	—	—	11,493
Excess tax benefit from equity award exercises	—	—	6,539	—	—	6,539
Unrealized gain from hedging activities (net of a tax expense of $349)	—	—	—	578	—	578
Realized loss from hedging activities (net of a tax benefit of $629)	—	—	—	1,027	—	1,027
Net loss	—	—	—	—	(32,124)	(32,124)

Balances at December 31, 2010	58,410	$584	$668,028	$—	$(233,029)	$435,583

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Operating activities
Net loss	$(6,878)	$(15,494)	$(32,124)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Bad debt expense	735	181	1,686
Impairment of property, equipment, goodwill, and intangibles	—	—	46,423
Depreciation	32,049	23,627	22,842
Amortization of intangibles	73,209	81,067	31,675
Loss on sale of assets	370	418	189
Noncash stock compensation expense	10,291	5,023	11,493
Excess tax benefit from exercise of equity awards	(1,495)	(956)	(6,845)
Amortization of debt issuance costs	7,390	7,445	6,863
Loss on debt extinguishment (Note 7)	19,987	—	—
Noncash interest expense, net	514	3,784	936
Deferred income tax benefit	(3,212)	(12,734)	(25,065)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	6,958	(3,459)	11,780
Prepaid expenses and other assets	(3,303)	1,321	(3,928)
Other long-term assets	1,969	(5,023)	(3,076)
Accounts payable	5,572	5,645	14,121
Accrued revenue share obligations and rebates	3,368	12,737	3,575
Accrued payroll and benefits	6,820	10,536	(760)
Other accrued expenses and long-term liabilities	(4,013)	(6,399)	12,554
Deferred revenue	7,542	16,477	13,572

Cash provided by operating activities	157,873	124,196	105,911

Investing activities
Purchases of property, equipment and software, net	(26,221)	(16,976)	(12,758)
Capitalized software development costs	(40,205)	(31,997)	(17,968)
Acquisitions, net of cash acquired	—	—	(749,055)

Cash used in investing activities	(66,426)	(48,973)	(779,781)

Financing activities
Proceeds from notes payable	550,000	—	655,000
Proceeds from bonds payable	—	—	325,000
Borrowings from revolving credit facility	140,000	—	—
Repayment of notes payable	(578,650)	(56,350)	(235,161)
Repayment of revolving credit facility	(130,000)	—	—
Repayment of finance obligations	(676)	(665)	(658)
Payment of deferred purchase consideration	(120,136)	—	—
Debt issuance costs	(9,777)	—	(46,516)
Excess tax benefit from exercise of equity awards	1,495	956	6,845
Issuance of common stock, net of offering costs	7,684	1,975	10,698
Purchase of treasury shares	(600)	(5,028)	—

Cash (used in) provided by financing activities	(140,660)	(59,112)	715,208

Net (decrease) increase in cash and cash equivalents	(49,213)	16,111	41,338
Cash and cash equivalents, beginning of period	62,947	46,836	5,498

Cash and cash equivalents, end of period	$13,734	$62,947	$46,836

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

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. In addition, we may periodically make voluntary repayments on our term loans. Cash and cash equivalents were $13,734 and $62,947 as of December 31, 2012 and December 31, 2011, respectively, and our swing-line balance was zero during those reporting periods. We had $10,000 outstanding on our revolving credit facility as of December 31, 2012 and zero outstanding as of December 31, 2011. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 7 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $13,234 as of December 31, 2012.

Accounts Receivables and Allowance

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

Client Service Allowance

We maintain a client service allowance based on management’s evaluation of historical experience, current trends, individual client experience and other relevant factors that, in the opinion of management, deserve recognition in estimating such allowance. Estimates related to our client service allowance are recorded as a reduction to net revenue in our consolidated statements of operations and as a current liability in our consolidated balance sheets.

Financial Instruments

The carrying amount reported on the balance sheet for trade accounts receivable, trade accounts payable, accrued revenue share obligations and rebates, accrued payroll and benefits, and other accrued expenses approximate fair values due to the short maturities of the financial instruments.

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

Net administrative fees shown on our consolidated statements of operations reflect our gross administrative fees net of our revenue share obligation. Gross administrative fees include all administrative fees we receive pursuant to our group purchasing organization vendor contracts. Our revenue share obligation represents the portion of the administrative fees we are contractually obligated to share with certain of our GPO clients. The following shows the details of net administrative fee revenues for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Gross administration fees	$427,698	$384,560	$182,024
Less: Revenue share obligation	(160,783)	(134,961)	(62,954)

Administrative fees, net	$266,915	$249,599	$119,070

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

Under these arrangements, all revenue is deferred and recognized as the performance target is achieved and the applicable contingency is released as evidenced by client acceptance. All revenues are fixed and determinable and the applicable service is rendered prior to recognition in the financial statements in accordance with SAB 104. One-time or non-recurring performance fees are recognized proportionately over the contract term in the period in which they are earned. We do not defer any related costs under these types of arrangements.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Subscription and Implementation Fees

We follow GAAP for revenue recognition relating to arrangements that include the right to use software stored on another entity’s hardware for our SaaS-based solutions. Our clients are charged upfront non-refundable fees for implementation and recurring host subscription fees for access to web-based services. Our clients have access to our software applications while the data is hosted and maintained on our servers. Our clients cannot take physical possession of the software applications. Revenue from monthly hosting arrangements and services is recognized on a subscription basis over the period in which our clients use the product. Implementation fees are typically billed at the beginning of the arrangement and recognized as revenue over the greater of the subscription period or the estimated client relationship period beginning at client acceptance. We currently estimate the client relationship period at six years for our SaaS-based Revenue Cycle Management solutions. Contract subscription periods generally range from two to six years from execution.

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

Based on the selling price hierarchy established by the update, if we are unable to establish selling price using VSOE or TPE, we will establish an ESP. ESP is the estimated price at which we would transact a sale if the product or service were sold on a stand-alone basis. We establish a best estimate of ESP considering internal factors relevant to pricing practices such as costs and margin objectives, standalone sales prices of similar services and percentage of the fee charged for a primary service relative to a related service. Additional consideration is also given to market conditions such as competitor pricing strategies and market trends. If available, we regularly review VSOE and TPE for our services in addition to ESP.

Upon adoption of the update, we did not experience a change in our units of accounting nor did we change how we allocate arrangement consideration to our various units of accounting as we were able to obtain VSOE or TPE for our significant service deliverables. In addition, since adoption we have had no changes in our assumptions, inputs or methodology used in determining fair value that significantly affects the allocation of arrangement consideration. We continue to consider factors such as market size, the number of facilities, and the number of beds in a facility.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Our revenue recognition policy for multiple-deliverable revenue arrangements is as follows:

We may bundle certain of our SCM service and technology offerings into a single service arrangement. We may also bundle certain of our RCM service and technology offerings into a single service arrangement. In addition, we may bundle certain of both of our SCM and RCM service and technology offerings together into a single service arrangement and market them as an enterprise arrangement.

Service arrangements generally include multiple deliverables or elements such as group purchasing services, consulting services, and SaaS-based subscription and implementation services. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to the individual elements within the arrangement based on their relative selling price using VSOE, TPE, or ESP for each element of the arrangement. We establish VSOE, TPE, or ESP for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a stand-alone arrangement. Revenue is then recognized for each element according to the following revenue recognition methodology: (i) group purchasing service revenue is recognized as administrative fees are reported to us (generally ratably over the contractual term), (ii) consulting revenue is recognized on a proportional performance method as services are performed and deliverables are provided or once performance targets are accepted by our clients; and (iii) SaaS-based subscription revenue is recognized ratably over the subscription period (upfront non-refundable fees on our SaaS-based subscription services are recognized over the longer of the subscription period or the estimated client relationship period) beginning with the period in which the SaaS-based services are accepted by the client.

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

Performance targets generally relate to committed financial improvement to our clients from the use of our services. Revenue is only recognized if there are no refund rights and the fees earned are fixed and determinable. We obtain client acceptance as performance targets are achieved. In the event the performance targets are not achieved, we may be obligated to refund or reduce a portion of our fees and as such do not consider these fees fixed and determinable until we receive client acceptance.

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

Property and Equipment

Property and equipment are stated at cost and include the capitalized portion of internal use product development costs. Depreciation of property and equipment (which includes amortization of capitalized internal use software) is computed on the straight-line method over the estimated useful lives of the assets which are as follows:

Useful Lives (in years)
Buildings (Note 7)	30
Furniture and fixtures	7
Computers and equipment	5-7
Leasehold improvements	Term of lease
Purchased software and capitalized software development costs (internal use)	3-5

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

As of December 31, 2012 and 2011, intangible assets with indefinite lives consist of goodwill. See Note 3 for further details.

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

In connection with our 2010 annual impairment testing, we recognized an impairment charge on all of the goodwill at our DSS operating unit which was part of our Spend and Clinical Resource Management (“SCM”) reporting segment. In addition, we recognized an impairment charge on a trade name associated with a prior acquisition included in our SCM reporting segment. The trade name asset was deemed to be impaired as part of our integration associated with the Broadlane Acquisition. We did not recognize any goodwill or indefinite-lived intangible asset impairments during the fiscal years ended December 31, 2012 and 2011. See Note 3 for further details.

Intangible Assets — Definite Life

The intangible assets with definite lives are comprised of our customer base, developed technology, non-compete agreements and certain trade name assets. See Note 4 for further details.

Intangible assets with definite lives are amortized over their estimated useful lives which have been derived based on an assessment of such factors as attrition, expected volume and price changes. We evaluate the useful lives of our intangible assets with definite lives on an annual basis. Costs related to our customer base are amortized over the period and pattern of economic benefit that is expected from the client relationship based on the expected benefit of discounted cash flows. Customer base intangibles have estimated useful lives that range from seven to fourteen years. Costs related to developed technology are amortized on a straight-line basis over a useful life of three to seven years. Costs related to non-compete agreements are amortized on a straight-line basis over the life of the respective agreements. Costs associated with definite-lived trade names are amortized over the period of expected benefit of two to three years.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Business Combinations

We account for acquisitions in accordance with GAAP relating to business combinations. The guidance requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on the acquisition date with subsequent changes recognized in earnings; requires acquisition related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed as of the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price measurement period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price measurement period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price measurement period in our operating results in the period in which the adjustments were determined.

Acquisition and Integration — Related Expenses

Acquisition and integration-related expenses may consist of: (i) transaction costs incurred to complete acquisitions including due diligence, consulting and other advisory related fees; (ii) integration-related costs related to third party consulting and other employee-related costs associated with the integration of an acquired business into our business; (iii) acquisition-related fees associated with unsuccessful acquisition attempts; and (iv) restructuring-type costs. Our restructuring-type costs are comprised primarily of employee termination costs related to headcount reductions. A liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Our restructuring charges also include accruals for estimated losses related to our excess facilities, based on our contractual obligations, net of estimated sublease income. We reassess the liability periodically based on market conditions. Refer to Note 6 for additional details of the restructuring activities.

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

Deferred software and implementation fees primarily include: (i) implementation fees that are received at the beginning of a subscription contract. These fees are deferred and amortized over the expected period of benefit, which is the greater of the contracted subscription period or the client relationship period; and to a lesser extent, (ii) software support fees which represent client payments made in advance for annual software support contracts. Software and implementation fees are also deferred when the fees are contingent upon meeting a performance target that has not yet been achieved.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

For the years ended December 31, 2012 and 2011, deferred revenues recorded that are contingent upon meeting performance targets were $8,284 and $4,344, respectively.

The following table summarizes the deferred revenue categories and balances as of:

	December 31,
	2012	2011
Software and implementation fees	$24,468	$22,255
Service fees	26,135	26,641
Administrative fees	14,672	12,201
Other fees	4,874	1,510

Deferred revenue, total	70,149	62,607
Less: Deferred revenue, current portion	(55,756)	(48,459)
Deferred revenue, non-current portion	$14,393	$14,148

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2012, 2011 and 2010 was $2,750, $2,611 and $2,053, respectively.

Defined Contribution Plan

We sponsor a defined contribution plan for eligible employees. Under the terms of the plan, employees have the option of contributing a portion of their annual salary to the plan. We make matching contributions of 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. For the years ended December 31, 2012, 2011 and 2010, our plan contributions amounted to $5,175, $4,327 and $3,440, respectively.

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

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in applicable tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of deferred tax assets and assesses the need for any valuation allowance adjustment. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the tax outcome of these uncertain tax positions falls below more likely than not, the change in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2012, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected. See Note 11 for further information.

Sales Taxes

In accordance with GAAP relating to principal agent considerations under revenue recognition, we record any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a client on a net basis (excluded from revenues).

Basic and Diluted Net Income and Loss Per Share

Basic net income or (loss) per share (“EPS”) is calculated in accordance with GAAP relating to earnings per share. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents, unless the effect of inclusion would result in the reduction of a loss or the increase in income per share. For purposes of this calculation, our stock options, stock warrants, non-vested restricted stock, stock-settled stock appreciation rights and shares that were purchasable pursuant to our employee stock purchase plan are considered to be potential common shares and are only included in the calculation of diluted EPS when the effect is dilutive.

The shares used to calculate basic and diluted EPS represent the weighted-average common shares outstanding. Diluted net (loss) per share is the same as basic net (loss) per share for the fiscal years ended December 31, 2012, 2011 and 2010 since the effect of any potentially dilutive securities was excluded (as they were anti-dilutive due to our net loss).

Recent Accounting Pronouncements

Intangibles — Goodwill and Other

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update with respect to testing indefinite-lived intangible assets for impairment. The update provides entities the option to

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a second, quantitative impairment test. If, based on the qualitative assessment of events or circumstances, an entity determines it is not more-likely-than-not that the indefinite-lived intangible asset’s fair value is less than its carrying amount, then it would not be necessary to perform the quantitative impairment test. However, if an entity concludes otherwise, then the quantitative impairment test must also be performed to identify and measure any potential impairment amount. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

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

Comprehensive Income

In February 2013, the FASB issued an accounting standard update relating to improving the reporting of reclassifications out of accumulated other comprehensive income. The update would require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The update is effective for reporting periods beginning after December 15, 2012.

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

Fair Value

In May 2011, the FASB issued an accounting standard update relating to fair value measurements and disclosures. The update provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar under GAAP and International Financial Reporting Standards. The update changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. We adopted this update on January 1, 2012.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

2.    PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	December 31,
	2012	2011
Land (Note 7)	$1,200	$1,200
Buildings (Note 7)	8,821	8,821
Furniture and fixtures	18,914	10,502
Computers and equipment	59,220	48,018
Leasehold improvements	10,849	10,608
Purchased software	26,357	21,497
Capitalized software development costs (internal use)	113,825	77,372

	239,186	178,018
Accumulated depreciation and amortization	(104,825)	(76,547)

Property and equipment, net	$134,361	$101,471

Software — Internal Use

We classify capitalized costs of software developed for internal use in property and equipment. Costs capitalized for software to be sold, leased or otherwise marketed are classified as other assets. Software acquired in a business combination is classified as a developed technology intangible asset. Capitalized costs of software developed for internal use during the years ended December 31, 2012 and 2011 amounted to $37,181 and $29,578, respectively. Accumulated amortization related to capitalized costs of software developed for internal use was $39,408 and $26,624 at December 31, 2012 and 2011, respectively.

We had no impairment charges related to property and equipment during the years ended December 31, 2012 and 2011.

For the fiscal year ended December 31, 2010, we recognized impairment charges of $398, which related to both of our segments and were attributable to the write down of software tools that we were not able to utilize. This impairment charge has been recorded to the impairment line item within our consolidated statements of operations.

Software — External Use

Capitalized costs of software developed for external use are classified as other assets on our consolidated balance sheet. Additions of capitalized costs of software developed for external use during the years ended December 31, 2012 and 2011 amounted to $3,024 and $2,419, respectively. Gross carrying value related to capitalized costs of software developed for external use was $15,435 and $13,177 at December 31, 2012 and 2011, respectively. Accumulated amortization related to capitalized costs of software developed for external use was $8,557 and $7,415 at December 31, 2012 and 2011, respectively.

During the years ended December 31, 2012, 2011 and 2010, we recognized $1,859, $1,225 and $2,894, respectively, in cost of revenue related to amortization of software developed for external use.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

3.    GOODWILL

Goodwill consists of the following as of:

	December 31,
	2012	2011
Goodwill, net	$1,027,847	$1,027,847

The changes in goodwill are summarized as follows, consolidated and by segment, for the years ended December 31, 2012 and 2011. We did not have any changes in goodwill for the year ended December 31, 2012:

	December 31,
	Consolidated	SCM	RCM
Balance, December 31, 2010	$1,035,697	$653,052	$382,645
Broadlane acquisition (Note 5)	(7,850)	(7,850)	—

Balance, December 31, 2011 and 2012	$1,027,847	$645,202	$382,645

We performed our annual impairment test as of October 1, 2012. As a result, the estimated fair value of each operating unit within our SCM and RCM segments exceeded its respective carrying value by more than 10%.

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

4.    OTHER INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following:

	Weighted Average Remaining Amortization Period (Years)(1)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2012
Customer base	4 years	$510,547	$(191,219)	$319,328
Developed technology	2 years	36,500	(26,919)	9,581
Trade name	1 years	4,300	(3,046)	1,254

	4 years	$551,347	$(221,184)	$330,163

(1) The amount represents the weighted average amortization period remaining in total and for each asset class.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

	Weighted Average Remaining Amortization Period (Years)(1)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2011
Customer base	5 years	$516,547	$(134,696)	$381,851
Developed technology	2 years	49,177	(31,069)	18,108
Trade name	2 years	4,300	(1,613)	2,687
Non-compete agreements	1.3 years	2,900	(2,175)	725

	4 years	$572,924	$(169,553)	$403,371

(1)	The amount represents the weighted average amortization period remaining in total and for each asset class.

In 2012, we reduced the gross carrying amount and the related accumulated amortization of our intangible assets by the following: (i) approximately $12,677 relating to fully amortized developed technology assets within our SCM and RCM segments amounting to $8,777 and $3,900, respectively; (ii) approximately $6,000 relating to a fully amortized customer base asset within our RCM segment; and (iii) approximately $2,900 relating to a fully amortized non-compete agreement within our SCM segment.

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

During the years ended December 31, 2012, 2011 and 2010, we recognized $73,209, $81,067 and $31,675, respectively in amortization expense, inclusive of ($557, $557 and $648) charged to cost of revenue for amortization of external-use acquired developed technology related to definite-lived intangible assets. Future amortization expense of definite-lived intangibles as of December 31, 2012, is as follows:

Amount
2013	$62,723
2014	55,042
2015	49,205
2016	41,812
2017	37,217
Thereafter	84,164

$330,163

5.    ACQUISITIONS

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

6.    RESTRUCTURING ACTIVITIES

During 2010, in connection with the Broadlane Acquisition, our management approved and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our SCM segment. During 2011, our management approved and initiated a plan to restructure our operations resulting in certain management changes within our RCM segment. During 2012, our management approved and initiated a plan to restructure our operations resulting in certain additional management changes within our RCM segment and our corporate segment. During the years ended December 31, 2012, 2011 and 2010, we expensed restructuring and exit and integration related costs of approximately $6,348, $26,197 (inclusive of $1,646 specific to our RCM management restructuring plan in 2011) and $8,397, respectively. These costs were attributable to management changes, restructuring activities of the acquired operations consisting of employee costs, system migration and standardization, facilities consolidation and other restructuring and integration costs. These costs are included within the acquisition and integration-related expenses line on the accompanying consolidated statements of operations with the exception of the RCM management restructuring costs in 2011 discussed above which are recorded within the product development and general and administrative expense line items of the accompanying consolidated statement of operations.

As of December 31, 2012 and 2011, the components of our restructuring plans are as follows:

•

Employee-related costs — we are reorganizing our workforce and eliminating redundant or unneeded positions in connection with our SCM, RCM and corporate business operations. In connection with the workforce restructuring, we expect to incur severance, benefits and other employee-related costs in the range of $0 to $200 over the six months following December 31, 2012. During the years ended December 31, 2012 and 2011, we expensed approximately $3,276 and $14,207, respectively, primarily related to severance, salaries relating to redundant positions, certain bonuses and other employee benefits in connection with these activities. As of December 31, 2012 and 2011, we had approximately $995 and $2,908, respectively, included in current liabilities for these costs.

•

System migration and standardization — we are integrating and standardizing certain software platforms of the combined SCM business operations. In connection with the system migration and standardization, we expect to incur costs in the range of approximately $1,300 to $2,300 over the six months following December 31, 2012. During the years ended December 31, 2012 and 2011, we expensed approximately $3,010 and $5,551, respectively, primarily related to consulting and other third-party services in connection with these activities. As of December 31, 2012 and 2011, we had approximately $305 and $216, respectively, included in current liabilities for these costs.

•

Facilities consolidation — we are consolidating our SCM office space in areas where we have common or redundant locations. We expect to incur costs in the range of $0 to $100 over the six months following December 31, 2012 relating to ceasing to use certain facilities. During the years ended December 31, 2012 and 2011, we expensed approximately $62 and $6,439, respectively, relating to exit costs associated with our office space consolidation. As of December 31, 2012 and 2011, we had approximately $132 and $1,946, respectively, included in current liabilities for these costs.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

•

In addition, in November 2011, we entered into a new lease agreement for approximately 225,000 square feet of office space together with certain surface parking areas in Plano, Texas. The lease term commences on or around March 1, 2013 with an initial term of fifteen years plus an option to extend the lease term for up to ten years. In connection with this new lease agreement, we expect to incur estimated exit costs (inclusive of estimated sub-lease income) in the range of approximately $6,600 and $7,600 to exit from our existing SCM and RCM leased facilities in Plano, Texas.

The following table summarizes the details of the Company’s restructuring activities during the years ended December 31, 2012 and 2011:

	Employee-related costs	System migration and integration	Facility consolidation	Total
Restructuring Reserve
Accrued, December 31, 2010	$3,488	$—	$—	$3,488
Charges incurred	14,207	5,551	6,439	26,197
Cash payments	(14,787)	(5,335)	(4,493)	(24,615)

Accrued, December 31, 2011	$2,908	$216	$1,946	$5,070
Charges incurred	3,276	3,010	62	6,348
Cash payments	(5,189)	(2,921)	(1,876)	(9,986)

Accrued, December 31, 2012	$995	$305	$132	$1,432

7.    NOTES AND BONDS PAYABLE

Our notes and bonds payable are summarized as follows as of:

	December 31,
	2012	2011
Term A facility	$250,000	$—
Term B facility	300,000	578,650
Revolving credit facility	10,000	—

Total notes payable	560,000	578,650
Bonds payable	325,000	325,000

Total notes and bonds payable	885,000	903,650
Less: current portions	(15,500)	(6,350)

Total long-term notes and bonds payable	$869,500	$897,300

Debt Extinguishment

We were previously party to a credit agreement dated November 16, 2010, with Barclays Bank PLC and JP Morgan Securities LLC that consisted of a senior secured term loan and a revolving line of credit that was administered by Barclays Bank PLC. On December 13, 2012, we extinguished our debt obligations relating to our previous credit agreement and entered into a new credit agreement with JPMorgan Chase Bank, N.A. as described below.

On December 13, 2012, MedAssets, Inc. (the “Company”) entered into a Credit Agreement with the banks and other financial institutions named therein (the “Lenders”), JPMorgan Chase Bank, N.A., acting as

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

administrative agent and collateral agent for the Lenders and letter of credit issuer, and Bank of America, N.A., acting as swing line lender (the “Credit Agreement”). The Credit Agreement consists of a (i) five-year $250,000 senior secured term A loan facility (the “Term A Facility”), (ii) a seven-year $300,000 senior secured term B loan facility (the “Term B Facility”; and collectively with the Term A Facility, the “Term Loan Facility”), and (iii) a five-year $200,000 senior secured revolving credit facility (the “Revolving Credit Facility”), including a letter of credit sub-facility of $25,000 and a swing line sub-facility of $25,000.

The borrowings under the Term Loan Facility were made in a single draw on December 13, 2012. Amounts borrowed under the Term Loan Facility that are prepaid may not be reborrowed. Proceeds of borrowing under the Credit Agreement were used to extinguish the Company’s prior credit facility. The Revolving Credit Facility is available for working capital and other general corporate purposes at any time prior to the final maturity thereof. Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions precedent. Amounts repaid under the Revolving Credit Facility may be reborrowed.

The Credit Agreement permits the Company, subject to the satisfaction of certain conditions and obtaining commitments, to add one or more incremental term loan facilities, increase the aggregate commitments under the Revolving Credit Facility or add one or more incremental revolving credit facility tranches in an aggregate amount of up to $200,000, which may have the same guarantees, and be secured on a pari passu basis by the same collateral, as the senior secured term loans and the senior secured revolving credit loans.

The interest rates per annum applicable to loans (other than swing line loans) under the Credit Agreement are, at the Company’s option, equal to either (i) a eurodollar rate for one-, two-, three- six-, or if agreed to by all relevant lenders, nine- or twelve-month interest periods or (ii) an alternate base rate, in each case, plus an applicable margin of (x) with respect to loans under the Term B Facility, (A) 2.75% for eurodollar loans and (B) 1.75% for alternate base rate loans, and (y) with respect to loans under the Term A Facility and Revolving Credit Facility, in each case subject to the Company’s leverage ratio, (A) 2.25%-2.50% for eurodollar loans and (B) 1.25%-1.50% for base rate loans. Interest rates per annum applicable to swing line loans are equal to the alternate base rate plus an applicable margin.

The eurodollar rate is determined by reference to the London inter-bank offer rate, which is the settlement rate established for deposits in dollars in the London interbank market for a period equal to the interest period of the loan and the maximum reserve percentages established by the Board of Governors of the United States Federal Reserve to which the lenders are subject. The eurodollar rate includes statutory reserves. The eurodollar rate for loans under the Term B Facility is subject to a floor of 1.25%. The alternate base rate for loans under the Term B Facility is subject to a floor of 2.25%. The alternate base rate is the highest of (i) the prime commercial lender rate published by the Wall Street Journal as the “prime rate”, (ii) the weighted average of rates on overnight Federal funds as published by the Federal Reserve Bank of New York plus one-half of 1% and (iii) the eurodollar rate for a one-month interest period plus 1%. The alternate base rate is subject to a minimum percentage equal to the minimum percentage for the eurodollar rate plus 1%.

The loans under the Term A Facility amortize in quarterly installments of (i) $3,125 each during 2013 and 2014, (ii) $4,687 during 2015, and (iii) $6,250 during 2016 through September 2017, with the balance payable on the fifth anniversary of December 13, 2012. The loans under the Term B Facility amortize in equal quarterly installments of $750 each, with the balance payable on the seventh anniversary of December 13, 2012. The Term B Facility matures on December 13, 2019; provided that the facility will mature in full on May 15, 2018 if the outstanding senior notes of the Company have not been repaid or refinanced in full by such date.

Loans under the Credit Agreement must be prepaid under certain circumstances, including with proceeds from certain future debt issuances, asset sales and a portion of excess cash flow for the applicable fiscal year. Our first excess cash flow calculation will be completed during the first quarter of 2014 for the fiscal year ended December 31, 2013. Loans under the Credit Agreement may be voluntarily prepaid at any time, subject to customary LIBOR breakage costs.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

All of the Company’s obligations under the Credit Agreement are unconditionally guaranteed by each of the Company’s existing and subsequently acquired or organized wholly-owned restricted subsidiaries, except that the following subsidiaries do not and will not provide guarantees: (a) unrestricted subsidiaries, (b) subsidiaries with tangible assets and revenues each having a value of less than 2.5% of the consolidated tangible assets and consolidated revenues of the Company (provided that all such immaterial subsidiaries, on a consolidated basis, shall not account for more than 5.0% of the consolidated EBITDA of the Company), (c) any subsidiary prohibited by applicable law, rule or regulation from providing a guarantee or which would require governmental (including regulatory) consent or approval or which would result in adverse tax consequences and (d) not-for-profit subsidiaries.

All of the Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets and the assets of each guarantor (subject to certain exceptions), including, but not limited to (1) a perfected pledge of all of the equity securities of each direct wholly owned restricted subsidiary of the Company and of each subsidiary guarantor (which pledge, in the case of any foreign subsidiary, is limited to 65% of the equity securities of such foreign subsidiary) and (2) perfected security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of the Company and each subsidiary guarantor (including but not limited to accounts receivable, inventory, equipment, general intangibles (including contract rights), investment property, intellectual property, material fee-owned real property, material intercompany notes and proceeds of the foregoing).

The Credit Agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The Credit Agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including but not limited to payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the Credit Agreement to be in full force and effect and changes of control. The Company was in compliance with these covenants as of December 31, 2012.

Notes Payable

As of December 31, 2012, our long-term notes payable consists of a Term A Facility, a Term B Facility and a revolving credit facility (discussed in greater detail above), each with an outstanding balance of $250,000, $300,000 and $10,000, respectively. We have classified the $10,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of December 13, 2017. No amounts were drawn on our swing line loan, which resulted in approximately $189,000 of availability under our revolving credit facility inclusive of the swing line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of December 31, 2012.

During the fiscal year ended December 31, 2012 and prior to our debt refinancing, we made payments on our prior credit facility which included voluntary prepayments on our term loan totaling $55,000 and scheduled principal payments of $4,763. Since we were charged a lower interest rate on any outstanding amount under our prior revolving credit facility as compared to our prior senior term loan facility, in September 2012 we drew

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

$35,000 on our revolving credit facility and made a voluntary prepayment our senior term loan facility. Subsequent to our debt extinguishment, we made a $40,000 payment on our prior revolving credit facility.

The applicable weighted average interest rates (inclusive of the applicable bank margin) on our Term A Facility, Term B Facility and Revolving Credit Facility at December 31, 2012 were 2.81%, 4.00% and 2.81%, respectively.

As of December 31, 2011, our long-term notes payable consists of a senior term loan facility with an outstanding balance of $578,650 and no amounts were drawn on our revolving credit facility, which resulted in approximately $149,000 of availability under our revolving credit facility inclusive of the swing line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of December 31, 2011. During the fiscal year ended December 31, 2011, we made payments on our term loan which included two voluntary prepayments totaling $50,000 and scheduled principal payments of $6,350. The applicable weighted average interest rate (inclusive of the applicable bank margin) on our senior term loan facility at December 31, 2011 was 5.25%.

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of December 31, 2012.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

As of December 31, 2012, the Company’s 8% senior notes due 2018 were trading at approximately 108.6% of par value (Level 1).

Debt Issuance Costs

As of December 31, 2012, we had approximately $21,073 of debt issuance costs related to our credit agreement and Notes which will be amortized into interest expense generally using the effective interest method until the applicable maturity date. In connection with our debt extinguishment described above, we capitalized approximately $9,777 in new debt issuance costs. For the fiscal year ended December 31, 2012, we recognized $7,390 in interest expense related to the amortization of debt issuance costs. In addition, we expensed $19,987 related to the write-off of the remaining unamortized debt issuance costs due to the extinguishment of our prior credit agreement with Barclays Bank and JP Morgan Securities. This is included in the loss on debt extinguishment line item within our consolidated statements of operations. For the fiscal year ended December 31, 2011, we recognized approximately $7,445 in interest expense related to the amortization of debt issuance costs.

Debt Maturity Table

The following table summarizes our stated debt maturities and scheduled principal repayments as of December 31, 2012:

Year	Term A Facility	Term B Facility	Revolving Credit Facility	Senior Unsecured Notes	Total
2013	$12,500	$3,000	$—	$—	$15,500
2014	12,500	3,000	—	—	15,500
2015	18,750	3,000	—	—	21,750
2016	25,000	3,000	—	—	28,000
2017	181,250	3,000	10,000	—	194,250
Thereafter	—	285,000	—	325,000	610,000

	$250,000	$300,000	$10,000	$325,000	$885,000

Total interest paid on our notes and bonds payable during the fiscal years ended December 31, 2012 and 2011 was approximately $58,890 and $61,340, respectively.

Finance Obligation

We entered into a lease agreement for a certain office building in Cape Girardeau, Missouri with an entity owned by the former owner of a company that was acquired in May 2001 (the “Lease Agreement”). Under the terms of the Lease Agreement, we were required to purchase the office building and adjoining retail space on January 7, 2004 for $9,274.

In August 2003, we facilitated the sale of the office building and related retail space under the Lease Agreement. We entered into a new lease with the new owner of the office building and provided a $1,000 letter of credit and eight months of prepaid rent in connection with the new lease. The lease agreement was for ten years. The letter of credit and prepaid rent constitute continuing involvement as defined in GAAP relating to leases, and as such the transaction did not qualify for sale and leaseback accounting. In accordance with the guidance, the Company recorded the transaction as a financing obligation. As such, the book value of the assets and related obligation remain on the Company’s consolidated financial statements. We recorded a $501 commission on the sale of the building as an increase to the corresponding financing obligation. In addition, we deferred $386 in financing costs that will be amortized into expense over the life of the obligation. The amount of

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

the financial obligation decretion for the years ended December 31, 2012 and 2011 was $221 and $191, respectively.

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

The lease payments on the office building are charged to interest expense in the periods they are due. The lease payments included as interest expense in the accompanying statement of operations for the years ended December 31, 2012, 2011 and 2010 were $676, $665 and $658, respectively.

Rental income and additional interest expense is imputed on the retail space of approximately $438 annually. Both the income and the expense are included in “Other income (expense)” in the accompanying consolidated statement of operations for each of the years ended December 31, 2012, 2011 and 2010 with no effect to net income. Under the Lease Agreement, we are not entitled to actual rental income on the retail space, nor do we have legal title to the building.

When we have no further continuing involvement with the building as defined under GAAP relating to leases, we will remove the net book value of the office building, adjoining retail space, and the related finance obligation and account for the remainder of our payments under the Lease Agreement as an operating lease. Under the Lease Agreement, we will not obtain title to the office building and retail space. Our future commitment is limited to the payments required by the Lease Agreement. At December 31, 2012, the future undiscounted payments under the Lease Agreement aggregate to $3,098.

Future payments of the finance obligation as of December 31, 2012 are as follows:

Obligations Under Capital Lease
2013	$1,114
2014	1,114
2015	1,114
2016	1,114
2017	8,600

13,056
Less: Amounts representing interest	(3,777)

Net present value of capital lease obligation	9,279
Less: Amount representing current portion	(233)

Finance obligation, less current portion	$9,046

8.     COMMITMENTS AND CONTINGENCIES

We lease certain office space and office equipment under operating leases. Some of our operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the related minimum lease term utilizing total future minimum lease

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

payments. Future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year or more as of December 31, 2012 are as follows:

Operating Lease
2013	$13,439
2014	13,507
2015	11,830
2016	9,209
2017	8,627
Thereafter	59,123

$115,735

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

Rent expense for the years ended December 31, 2012, 2011 and 2010, was approximately $11,060, $18,145 and $8,370, respectively.

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

Legal Proceedings

As of December 31, 2012, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

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

9.     STOCKHOLDERS’ EQUITY

Preferred Stock

In connection with our initial public offering we amended and restated our Certificate of Incorporation authorizing us to issue 50,000,000 shares of undesignated preferred stock, par value $0.01 per share. The

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

preferred stock may be issued from time to time in one or more series, each series of which would have distinctive designation or title and such number of shares as was fixed by the Board prior to the issuance of any shares thereof. Each such series of preferred stock would have voting powers, full or limited, or no voting powers, and such preferences and relative, participating optional or other special rights and such qualifications, limitations or restrictions thereof, as stated and expressed in the resolution or resolutions providing for the issue of such series of preferred stock. We had no preferred stock issued or outstanding as of December 31, 2012 or 2011.

Common Stock

During 2012, 2011 and 2010, we issued shares of common stock in connection with employee share-based payment arrangements. See Note 10 for further information.

Common Stock Warrants

As of December 31, 2012 and 2011, we had approximately 38,000 warrants outstanding that were exercisable into common stock at a weighted average exercise price of $2.29 with a weighted average remaining life of 0.5 and 1.5 years, respectively.

Repurchase of Common Stock

On August 23, 2011, our Board of Directors authorized a share repurchase program of up to $25,000 of our common stock. The table below shows the amount and cost of shares of common stock we repurchased for the fiscal years ended December 31, 2012 and 2011 under the share repurchase program. The repurchased shares have not been retired and constitute authorized but unissued shares. The share repurchase program expired in August 2012.

	December 31,
	2012	2011
Number of shares repurchased	62,334	551,526
Cost of shares repurchased(1)	$600	$5,306

(1)	Our share repurchase program required a three-day cash settlement period with our broker. We made purchases during the last three days of December 2011 amounting to 30,000 shares totaling $278, which were settled in January 2012. The cost of these shares is included in other accrued expenses on our Consolidated Balance Sheet as of December 31, 2011.

10.     SHARE-BASED COMPENSATION

As of December 31, 2012, we had restricted common stock, stock-settled stock appreciation rights (or “SSARs”) and common stock option equity awards outstanding under three share-based compensation plans.

The share-based compensation cost related to equity awards that has been charged against income was $10,291, $5,023 and $11,493 for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement for share based compensation arrangements related to equity awards was $3,853, $1,878 and $4,387 for the fiscal years ended December 31, 2012, 2011 and 2010, respectively. There were no capitalized share-based compensation costs as of December 31, 2012, 2011 or 2010.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Total share-based compensation expense (inclusive of restricted common stock, common stock options, and SSARs) for the fiscal years ended December 31, 2012, 2011 and 2010 is reflected in our consolidated statements of operations as noted below:

	December 31,
	2012	2011	2010
Cost of revenue	$2,165	$1,362	$2,722
Product development	181	267	461
Selling and marketing	1,489	559	2,476
General and administrative	6,456	2,835	5,834

Total share-based compensation expense	$10,291	$5,023	$11,493

During 2011, we reversed approximately $6,537 of share-based compensation expense because we did not achieve specific performance criteria relating to certain performance-based restricted stock grants and SSAR grants.

Employee Stock Purchase Plan

In 2010, the Company established the MedAssets, Inc. Employee Stock Purchase Plan (the “ESPP Plan”). Under the ESPP Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of such share on the applicable purchase date. The ESPP Plan requires that all stock purchases be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the ESPP Plan. For the fiscal year ended December 31, 2012, we purchased approximately 25,400 shares of our common stock under the ESPP Plan which amounted to approximately $372. For the fiscal year ended December 31, 2011, we purchased approximately 45,600 shares of our common stock under the ESPP Plan which amounted to approximately $545. The ESPP Plan is non-compensatory and, as a result, no compensation expense is recorded in our consolidated statement of operations for the fiscal years ended December 31, 2012, 2011 and 2010.

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

In 2008, the Board approved and the Company’s stockholders adopted the MedAssets Inc. Long-Term Performance Incentive Plan (the “2008 Plan”). The 2008 Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, performance awards, stock appreciation rights and other stock-based awards. An aggregate of 5,500,000 underlying shares of our common stock were reserved for issuance to the Company’s directors, employees, and others under the 2008 Plan. As of

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

December 31, 2012, we had approximately 2,746,000 shares remaining under our 2008 Plan available for grant (inclusive of the forfeited performance-based awards discussed below). The 2008 Plan was designed to replace and succeed the MedAssets, Inc. 2004 Long-Term Incentive Plan and the 1999 Stock Incentive Plan. Equity awards issued under the 2008 Plan consist of common stock options, restricted stock (both service-based and performance-based), and SSARs (both service-based and performance-based). Terms of the awards issued under the 2008 Plan are as follows:

Equity awards issued under the 2008 Plan generally vest over five years of continuous service and have seven-year contractual terms. Service-based share awards generally vest over one to five years.

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

Management Incentive Plan

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

As of December 31, 2011, the Company achieved a 15% compounded annual growth rate of diluted adjusted EPS, which resulted in 50% of the performance-based restricted stock being eligible to vest. In addition to achieving the 15% performance target, the grantees must be employed by the Company through December 31, 2012 in order for the restricted stock awards to vest. As a result, approximately 1,411,000 performance-related awards were forfeited. The underlying shares related to these forfeited awards were added back to our 2008 Plan and are available for future grant.

Equity Award Valuation

Under generally accepted accounting principles for stock compensation, we calculate the grant-date estimated fair value of share-based awards using a Black-Scholes valuation model. Determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the expected term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture rates of the awards. The guidance requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is estimated based on historical and expected experience. We base fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ materially from those estimates.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The fair value of each equity award has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years ended December 31, 2012, 2011 and 2010:

	December 31,
	2012	2011	2010
Range of calculated volatility	49.3% -51.6%	46.5% -49.28%	29.6% -44.99%
Dividend yield	0%	0%	0%
Range of risk free interest rate	.62% - .92%	0.88% - 2.30%	1.37% - 2.44%
Range of expected term	4.0 - 5.0 years	4.0 - 5.0 years	4.0 - 5.0 years

Historically, it has not been practicable for us to estimate the expected volatility of our share price required by existing accounting requirements based solely on our own historical stock price volatility (i.e., trading history), given our limited history as a publicly traded company. Beginning in 2013, we expect to have sufficient history as a public company and will estimate the expected volatility of our share price, which may impact our future share-based compensation. In accordance with generally accepted accounting principles for stock compensation, we have estimated grant-date fair value of our shares using a combination of our own trading history and a volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities and using the “simplified method” as prescribed in Staff Accounting Bulletin No. 110, Share-based Payment, to calculate expected term. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding.

Equity Award Expense Attribution

In general, for equity awards with graded-vesting, compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures. In general, for equity awards with cliff-vesting, compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. For performance-based equity awards, compensation cost is adjusted each reporting period in which a change in performance achievement is determined and is net of estimated forfeitures. We evaluate the probability of performance achievement each reporting period and, if necessary, adjust share-based compensation expense based on expected performance achievement.

Restricted Common Stock Awards

We have issued restricted common stock awards to employees, our Board and our senior advisory board. During 2012, 2011 and 2010, we issued approximately 438,000, 239,000 shares and 280,000 shares, respectively. During 2012, 2011 and 2010, the weighted-average grant date fair value of each restricted common stock share was $14.00, $15.58 and $19.35, respectively. The fair value of shares vested during the fiscal years ended December 31, 2012, 2011 and 2010 was $10,584, $687 and $340, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

A summary of changes in restricted shares during the fiscal year ended December 31, 2012 is as follows:

	Service- based Shares(1)	Performance- based Shares	Total Shares(2)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested restricted shares outstanding as of January 1, 2012	613,000	243,000	856,000	$15.89	2 years
Granted	318,000	120,000	438,000	14.00
Vested	(421,000)	(219,000)	(640,000)	15.06
Forfeited	(72,000)	(24,000)	(96,000)	19.22

Restricted Shares outstanding as of December 31, 2012	438,000	120,000	558,000	$14.78	3 years	$9,350

(1)	Service-based shares are inclusive of certain restricted stock awards issued pursuant to the MedAssets, Inc. 2010 Special Stock Incentive Plan (the “Plan”). The Plan was adopted by the Company’s Board of Directors on November 23, 2010 in connection with the Broadlane Acquisition pursuant to an exception to the requirement for stockholder approval under NASDAQ rules;

(2)	During the year, we received approximately 168,000 restricted shares that were surrendered from equity award holders to settle their associated tax liability from shares that vested during the year.

As of December 31, 2012, there was $5,013 of total unrecognized compensation cost related to unvested restricted common stock awards that will be recognized over a weighted average period of 1.7 years.

SSARs

We have issued SSARs to employees, our Board and our senior advisory board. During 2012, 2011 and 2010, we issued approximately 653,000, 926,000 and 1,689,000 SSARs, respectively. During 2012, 2011 and 2010 the weighted-average grant date fair value of each SSAR was $6.07, $6.02 and $7.52, respectively. The fair value of SSARs vested during the fiscal years ended December 31, 2012, 2011 and 2010 was $4,291, $4,080 and $2,322, respectively.

A summary of changes in SSARs during the fiscal year ended December 31, 2012 is as follows:

	Service- based SSARs(1)	Performance- based SSARs	Total SSARs	Weighted Average Grant Date Fair Value	Weighted Average Base Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
SSARs outstanding as of January 1, 2012	3,218,000	99,000	3,317,000	$5.89	$16.44	5 years
Granted	573,000	80,000	653,000	6.07	14.14
Exercised	(173,000)	—	(173,000)	4.78	14.21
Forfeited	(311,000)	(99,000)	(410,000)	7.68	19.96

SSARs outstanding as of December 31, 2012	3,307,000	80,000	3,387,000	$6.10	$16.00	5 years	$5,785

SSARs exercisable as of December 31, 2012	1,828,000		1,828,000	$5.77	$16.35	4 years	$2,677

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

(1)	Service-based SSARs are inclusive of certain SSAR awards issued pursuant to the Plan. The Plan was adopted by the Company’s Board of Directors on November 23, 2010 in connection with the Broadlane Acquisition pursuant to an exception to the requirement for stockholder approval under NASDAQ rules.

During the fiscal year ended December 31, 2012, we issued approximately 19,000 shares of common stock in connection with exercises of 173,000 SSARs.

During the fiscal year ended December 31, 2011, we issued approximately 1,000 shares of common stock in connection with exercises of 9,000 SSARs.

During the fiscal year ended December 31, 2010, we issued approximately 12,000 shares of common stock in connection with exercises of 61,000 SSARs.

As of December 31, 2012, there was $6,048 of total unrecognized compensation cost related to unvested SSARs that will be recognized over a weighted average period of 1.8 years.

Common Stock Option Awards

During the fiscal years ended December 31, 2012 and 2011, no service-based stock options were issued. During the fiscal year ended December 31, 2010, we granted service-based stock options for the purchase of approximately 102,000 shares. The stock options granted during the fiscal year ended December 31, 2010 have a weighted average exercise price of $21.50 and have a service vesting period of five years.

The exercise price of all stock options described above was equal to the market price of our common stock on the date of grant (or “common stock grant-date fair value”), and therefore the intrinsic value of each option grant was zero. The common stock grant-date fair value of options granted during the fiscal years ended December 31, 2010 represents the market value of our common stock as of the close of market on the grant date.

The weighted-average grant-date fair value of each option granted during the fiscal year ended December 31, 2010 was $6.84.

A summary of changes in outstanding options during the fiscal year ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding as of January 1, 2012	3,840,000	$10.28	5 years
Granted	—	—
Exercised	(1,336,000)	7.95
Forfeited	(162,000)	14.64

Options outstanding as of December 31, 2011	2,342,000	$11.31	4 years	$14,092

Options exercisable as of December 31, 2012	2,183,000	$10.77	4 years	$13,895

The total fair value of stock options vested during the fiscal years ended December 31, 2012, 2011 and 2010 was $2,246, $3,543 and $12,450, respectively.

During the fiscal years ended December 31, 2012, 2011 and 2010, we issued approximately 1,336,000, 373,000 and 1,403,000 shares of common stock, respectively, in connection with employee stock option exercises for aggregate exercise proceeds of $10,618, $2,155 and $10,698, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The total intrinsic value of stock options exercised during the fiscal years ended December 31, 2012, 2011 and 2010 was $10,606, $3,655 and $19,883, respectively. Our policy for issuing shares upon stock option exercise is to issue new shares of common stock.

As of December 31, 2012, there was $287 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 1.2 years.

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of stock options outstanding as of December 31, 2012, 2011 and 2010:

	December 31, 2012	December 31, 2011	December 31, 2010
Range of exercise prices	$1.56 - $23.11	$0.63 -$23.11	$0.63 - $23.11
Number of options outstanding	2,342,000	3,840,000	4,567,000
Weighted average exercise price	$11.31	$10.28	$10.18
Weighted average remaining contractual life	4.4 years	5.2 years	5.7 years

11.    INCOME TAXES

The provision for income tax benefit is as follows for the years ended December 31:

	2012	2011	2010
Current expense
Federal	$574	$1,793	$8,903
Foreign	—	15	14
State	1,158	1,075	1,893

Total current expense	1,732	2,883	10,810
Deferred benefit
Federal	(3,110)	(10,886)	(23,868)
State	(102)	(1,848)	(1,197)

Total deferred benefit	(3,212)	(12,734)	(25,065)

Provision for income taxes	$(1,480)	$(9,851)	$(14,255)

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

A reconciliation between reported income tax benefit and the amount computed by applying the statutory federal income tax rate of 35 percent is as follows at December 31, 2012, 2011 and 2010:

	2012	2011	2010
Computed tax benefit	$(2,925)	$(8,871)	$(16,234)
State taxes (net of federal benefit)	719	(525)	630
Other permanent items	143	190	101
Meals & entertainment related to operations	895	992	795
Domestic production deduction	290	(284)	—
Acquisition costs	—	(698)	2,036
Research & development credits	(196)	(477)	(2,156)
Uncertain tax positions	(391)	29	598
Net operating loss adjustments	—	—	164
Alternative minimum tax	—	—	108
Other	(15)	(207)	(297)

Provision for income taxes	$(1,480)	$(9,851)	$(14,255)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2012	2011
Deferred tax asset, current
Accrued expenses	$4,800	$7,016
Accounts receivable	1,142	1,465
Deferred revenue	6,629	8,360
Net operating loss carryforwards	4,426	850
Returns and allowances	963	847
Research and development credit	4,222	2,487

Deferred tax asset, current	22,182	21,025
Valuation allowance	(921)	(877)

Total deferred tax asset, current	21,261	20,148
Deferred tax liability, current
Prepaid expenses	(10,135)	(4,714)

Total deferred tax liability, current	(10,135)	(4,714)

Net deferred tax asset, current	$11,126	$15,434

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

	2012	2011
Deferred tax asset, non-current
AMT credit	$3,838	$2,647
Capital lease	926	896
Capital loss limitation	1,016	1,017
Debt issuance costs	326	719
Deferred compensation	10,712	13,360
Deferred revenue	2,210	2,787
Financial hedges	79	2,506
Net operating loss carryforwards	4,178	2,499
Other	42	41

Deferred tax asset, non-current	23,327	26,472
Valuation allowance	(3,323)	(1,906)

Total deferred tax asset, non-current	20,004	24,566
Deferred tax liability, non-current
Capitalized software costs	(32,783)	(23,569)
Fixed assets	(5,906)	(4,515)
Intangible assets	(106,709)	(126,117)

Total deferred tax liability, non-current	(145,398)	(154,201)

Net deferred liability, non-current	$(125,394)	$(129,635)

We have historically maintained a valuation allowance on certain deferred tax assets, such as capital losses and various state net operating losses. In assessing the ongoing need for a valuation allowance, we consider recent operating results, the expected scheduled reversal of deferred tax liabilities, projected future taxable benefits and tax planning strategies. As a result of this assessment, we recorded a $1,461 increase to our valuation allowance on our state net operating losses for the year ended December 31, 2012.

As of December 31, 2012, we have federal net operating losses of $11,973 (expiring in 2032) and state net operating losses of $112,584 (expiring in 2019 – 2032). In addition, we have federal credits in the amount of $7,558 primarily relating to our research and development (expiring 2019 – 2032).

Cash paid (received) for income taxes amounted to $5,559 and $(2,120) for the years ended December 31, 2012 and 2011, respectively.

We accrued $129 and $35 of net interest expense and penalties for the fiscal year ended December 31, 2012 and December 31, 2011, respectively. During the fiscal year ended December 31, 2010, we accrued $82 of interest and penalties, of which $67 related to the acquisition of Broadlane and was reflected in the purchase price allocation. As of December 31, 2012, the total amount of interest and penalties included on our consolidated balance sheet was $384.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2009	$534
Additions based on tax positions related to the current year	1,230
Additions for tax positions of prior years	164
Reductions for tax positions of prior years	—
Settlements and lapse of statue of limitations	—

Balance at December 31, 2010	$1,928
Additions based on tax positions related to the current year	121
Additions for tax positions of prior years	128
Reductions for tax positions of prior years	(878)
Settlements and lapse of statue of limitations	—

Balance at December 31, 2011	$1,299
Additions based on tax positions related to the current year	—
Additions for tax positions of prior years	50
Reductions for tax positions of prior years	—
Settlements and lapse of statue of limitations	(679)

Balance at December 31, 2012	$670

Included in our unrecognized tax benefits are $417 of uncertain positions that would impact our effective rate if recognized. We do not anticipate any significant changes to our unrecognized tax benefits in the next 12 months.

Our consolidated U.S. federal income tax returns for tax years 1999 to 2011 remain subject to examination by the Internal Revenue Service (or “IRS”) for net operating loss carryforward and credit carryforward purposes. For years 1999 to 2008, the statute for assessments and refunds has generally expired; however, tax attributes for those years may still be examined, which would impact the tax years 2009 and forward.

12.    LOSS PER SHARE

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The following table is a reconciliation of the denominator for basic and diluted loss per share for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Numerator for Basic and Diluted Loss Per Share:
Net loss	(6,878)	(15,494)	(32,124)
Denominator for basic loss per share weighted average shares	57,452,000	57,298,000	56,434,000
Effect of dilutive securities:
Stock options	—	—	—
Stock-settled stock appreciation rights	—	—	—
Restricted stock and stock warrants	—	—	—

Denominator for diluted loss per share - adjusted weighted average shares and assumed conversions	57,452,000	57,298,000	56,434,000
Basic loss per share:
Basic net loss from continuing operations	$(0.12)	$(0.27)	$(0.57)

Diluted net loss per share:
Diluted net loss from continuing operations	$(0.12)	$(0.27)	$(0.57)

During the fiscal years ended December 31, 2012, 2011 and 2010, basic and diluted EPS are the same for each year because potentially dilutive securities have been excluded from the calculation of diluted EPS given our net loss for each year. In addition, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the period presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Year Ended December 31,
	2012	2011	2010
Stock options	878,000	1,140,000	2,023,000
Stock-settled stock appreciation rights	38,000	5,200	290,000
Restricted stock and stock warrants	234,000	490,000	222,000

Total	1,150,000	1,635,200	2,535,000

13.    SEGMENT INFORMATION

We deliver our solutions and manage our business through two reportable business segments, Spend and Clinical Resource Management (or “SCM”) and Revenue Cycle Management (or “RCM”).

Effective January 1, 2011, we realigned our decision support services (“DSS”) under our SCM segment from our RCM segment. We believe that this realignment will help us capitalize on the integration of our products and services, and to better focus on offering data-driven tools and services to help bridge our clients clinical and financial gaps so they can produce higher quality patient outcomes at a lower cost. As a result of this

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

move, our results of operations, management’s discussion and analysis, and other applicable sections herein for periods prior to January 1, 2011 have been recast to reflect this change and DSS is included within our SCM performance analytics offerings in subsequent periods.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The following tables represent our results of operations, by segment, for the fiscal years ended December 31, 2012, 2011 and 2010. The results of operations of Broadlane are included in our SCM segment from the date of acquisition, or November 16, 2010:

	Year Ended December 31, 2012
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Administrative fees	$427,698	$—	$—	$427,698
Revenue share obligation	(160,783)	—	—	(160,783)
Other service fees	126,656	246,550	—	373,206

Total net revenue	393,571	246,550	—	640,121
Total operating expenses	295,486	214,935	44,502	554,923

Operating income (loss)	98,085	31,615	(44,502)	85,198
Interest expense	—	—	(66,045)	(66,045)
Loss on debt extinguishment	—	—	(28,196)	(28,196)
Other (expense) income	(13)	157	541	685

Income (loss) before income taxes	$98,072	$31,772	$(138,202)	$(8,358)
Income tax expense (benefit)	17,363	5,625	(24,468)	(1,480)

Net income (loss)	80,709	26,147	(113,734)	(6,878)

Segment Adjusted EBITDA	$176,893	$59,451	$(29,006)	$207,338

	As of December 31, 2012
	SCM	RCM	Corporate	Total
Financial Position:
Accounts receivable, net	$38,845	$56,996	$505	$96,346
Other assets	995,479	479,640	106,772	1,581,891

Total assets	1,034,324	536,636	107,277	1,678,237
Accrued revenue share obligation	74,274	—	—	74,274
Deferred revenue	28,229	41,920	—	70,149
Notes payable	—	—	560,000	560,000
Bonds payable	—	—	325,000	325,000
Other liabilities	28,354	19,453	167,384	215,191

Total liabilities	$130,857	$61,373	$1,052,384	$1,244,614

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

	Year Ended December 31, 2011
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Administrative fees	$384,560	$—	$—	$384,560
Revenue share obligation	(134,961)	—	—	(134,961)
Other service fees	114,398	214,275	—	328,673

Total net revenue	363,997	214,275	—	578,272
Total operating expenses	304,142	193,718	38,295	536,155

Operating income (loss)	59,855	20,557	(38,295)	42,117
Interest expense	—	—	(71,083)	(71,083)
Other income (expense)	73	(148)	3,696	3,621

Income (loss) before income taxes	$59,928	$20,409	$(105,682)	$(25,345)
Income tax expense (benefit)	23,313	7,940	(41,104)	(9,851)

Net income (loss)	36,615	12,469	(64,578)	(15,494)

Segment Adjusted EBITDA	$165,672	$49,635	$(31,202)	$184,105

	As of December 31, 2011
	SCM	RCM	Corporate	Total
Financial Position:
Accounts receivable, net	$57,539	$46,272	$228	$104,039
Other assets	1,052,741	480,789	157,409	1,690,939

Total assets	1,110,280	527,061	157,637	1,794,978
Accrued revenue share obligation	70,906	—	—	70,906
Deferred revenue	27,484	35,123	—	62,607
Notes payable	—	—	578,650	578,650
Bonds payable	—	—	325,000	325,000
Other liabilities	27,107	16,472	295,623	339,202

Total liabilities	$125,497	$51,595	$1,199,273	$1,376,365

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

	Year Ended December 31, 2010
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Administrative fees	$182,024	$—	$—	$182,024
Revenue share obligation	(62,954)	—	—	(62,954)
Other service fees	58,533	213,728	—	272,261

Total net revenue	177,603	213,728	—	391,331
Total operating expenses	180,460	182,868	47,524	410,852

Operating (loss) income	(2,857)	30,860	(47,524)	(19,521)
Interest expense	(20)	—	(27,488)	(27,508)
Other income	26	144	480	650

(Loss) income before income taxes	$(2,851)	$31,004	$(74,532)	$(46,379)
Income tax expense (benefit)	17,581	(5,031)	(26,805)	(14,255)

Net (loss) income	(20,432)	36,035	(47,727)	(32,124)

Segment Adjusted EBITDA	$87,696	$65,891	$(25,547)	$128,040

GAAP relating to segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income (loss) for each of the fiscal years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
SCM Adjusted EBITDA	$176,893	$165,672	$87,696
RCM Adjusted EBITDA	59,451	49,635	65,891

Total reportable Segment Adjusted EBITDA	236,344	215,307	153,587
Depreciation	(19,991)	(16,861)	(16,164)
Depreciation (included in cost of revenue)	(1,859)	(1,225)	(2,894)
Amortization of intangibles	(72,652)	(80,510)	(31,027)
Amortization of intangibles (included in cost of revenue)	(557)	(557)	(649)
Interest expense, net of interest income(1)	4	14	59
Income tax expense	(22,988)	(31,253)	(12,549)
Impairment of intangibles(2)	—	—	(46,026)
Share-based compensation expense(3)	(5,097)	(3,193)	(6,491)
Purchase accounting adjustments(4)	—	(6,245)	(13,406)
RCM management restructuring expenses(5)	—	(1,646)	—
Acquisition and integration-related expenses(6)	(6,348)	(24,747)	(8,837)

Total reportable segment net income	106,856	49,084	15,603
Corporate net loss	(113,734)	(64,578)	(47,727)

Consolidated net loss	$(6,878)	$(15,494)	$(32,124)

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our consolidated statements of operations.

(2)	The impairment during the fiscal year ended December 31, 2010 primarily consisted of: (i) a $44,495 write-off of goodwill relating to our decision support services operating unit; and (ii) $1,281 relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition.

(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(4)	Upon acquiring Broadlane, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to client purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that date. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and recording any corresponding revenue share obligation as a liability.

For the fiscal year ended December 31, 2011, the $6,245 represents the net amount of: (i) $9,451 in gross administrative fees and $1,582 in other service fees based on vendor reporting received from January 1, 2011 through November 15, 2011 related to purchases made prior to the acquisition date; and (ii) a corresponding revenue share obligation of $4,788.

For the fiscal year ended December 31, 2010, the $13,406 represents the net amount of: (i) $26,791 in gross administrative fees based on vendor reporting received from the acquisition date up through December 31, 2010; and (ii) a corresponding revenue share obligation of $13,385. We may have similar purchase accounting adjustments in future periods if we have any new acquisitions.

(5)	Amount represents restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.

(6)	For the fiscal years ended December 31, 2012 and 2011, the amount was attributable to integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs. For the fiscal year ended December 31, 2010, the amount was primarily attributable to $10,396 in transaction costs incurred (not related to the financing) to complete the Broadlane Acquisition such as due diligence, consulting and other related fees; $8,418 for integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; and $2,798 was attributable to acquisition-related fees associated with an unsuccessful acquisition attempt. We expect to continue to incur costs in future periods to fully integrate the Broadlane Acquisition, including but not limited to the alignment of service offerings and the standardization of the legacy Broadlane accounting policies to our existing accounting policies and procedures.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

On May 5, 2011, we entered into three separate derivative financial instruments to convert 50% of our variable rate debt to a fixed or maximum rate debt, as required by our previous credit agreement. The derivative instruments consisted of: (i) a 3% LIBOR interest rate cap (exclusive of the applicable bank margin charged by our lenders) on a $317,500 notional amount beginning May 13, 2011 and ending on February 16, 2013; (ii) a forward starting interest rate swap which fixes three-month LIBOR at 2.80% (exclusive of the applicable bank margin charged by our lenders) on a $158,750 notional amount beginning February 19, 2013 and ending February 16, 2015; and (iii) a forward starting interest rate swap which fixes three-month LIBOR at 2.78% (exclusive of the applicable bank margin charged by our lenders) on a $158,750 notional amount beginning February 19, 2013 and ending February 16, 2015.

On December 13, 2012, we terminated our two floating-to-fixed rate LIBOR-based forward starting interest rate swaps, originally entered into on May 5, 2011. The swaps were originally scheduled to fully terminate by February 2015. Such early termination was deemed to be a termination of all future obligations between us and each counterparty. In consideration of the early termination, we paid a total of $8,209 to the counterparties on December 17, 2012. Prior to the termination, the fair values of the swaps were recorded in other long-term liabilities and accumulated other comprehensive loss on our balance sheet. The termination of the swaps resulted in the payment of such liability and the reclassification of the related accumulated other comprehensive loss to current period expense. The result was a charge to expense for the fiscal year ended December 31, 2012 of $8,209 ($5,227 net of tax). We have no assets or liabilities remaining on our Consolidated Balance Sheet with respect to these interest rate swaps as of December 31, 2012.

We have not treated the interest rate cap as a hedging instrument as defined by GAAP for derivatives and hedging. As a result, we will record the fair value adjustment on the interest rate cap through earnings each reporting period. For the fiscal years ended December 31, 2012 and 2011, we recorded a charge to interest expense of approximately $20 and $189, respectively, relating to the decrease in fair value of the interest rate cap.

We determined the fair values of the swaps using Level 2 inputs as defined under GAAP for fair value measurements and disclosures because our valuation techniques included inputs that are considered significantly observable in the market, either directly or indirectly. Our valuation technique assessed each swap by comparing each fixed interest payment, or cash flow, to a hypothetical cash flow utilizing an observable market three-month floating LIBOR rate. Future hypothetical cash flows utilize projected market-based LIBOR rates. Each fixed cash flow and hypothetical cash flow is then discounted to present value utilizing a market observable discount factor for each cash flow. The discount factor fluctuates based on the timing of each future cash flow. The fair value of each swap represents a cumulative total of the differences between the discounted cash flows that are fixed from those that are hypothetical using floating rates.

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

As of December 31, 2011, our forward starting interest rate swaps were highly effective and, as a result, we did not record any gain or loss from ineffectiveness in our consolidated statements of operations for the fiscal year ended December 31, 2011. As discussed above, our forward starting interest rate swaps were terminated on December 13, 2012.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The following table presents the fair value of our outstanding derivative instruments as of December 31, 2012 and 2011:

	Balance Sheet Location	Fair Value of Financial Instruments
		As of December 31, 2012	As of December 31, 2011
Derivative Liabilities
Derivatives designated as hedging instruments - interest rate contracts	Other long term liabilities	$—	$6,522

The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below:

	Fiscal Year Ended December 31,
	2012	2011	2010
Derivatives designated as cash flow hedges
Total unrealized loss recognized in other comprehensive income - interest rate contracts	$(1,166)	$(4,061)	$578
Total realized loss reclassified into earnings - interest rate contracts	$5,227	—	$1,027

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

16.    VALUATION AND QUALIFYING ACCOUNTS

We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance; a sales return reserve and client allowance that is recorded as a contra revenue account; and, a self-insurance accrual related to the medical and dental insurance provided to our employees. The following table sets forth the change in each of those reserves for the years ended December 31, 2012, 2011, and 2010.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Bad Debt(1)	Writeoffs Net of Recoveries(2)	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2012	$3,891	$735	$(1,580)	$3,046
Year ended December 31, 2011	5,256	181	(1,546)	3,891
Year ended December 31, 2010	4,189	1,686	(619)	5,256

(1)	Additions to the allowance account through the normal course of business are charged to expense.

(2)	Write-offs reduce the balance of accounts receivable and the related allowance for doubtful accounts indicating management’s belief that specific balances are not recoverable.

	Balance at Beginning of Year	Charged to Net Revenue(1)	Writeoffs(2)	Balance at End of Year
Client Allowance and Return Reserve
Year ended December 31, 2012	$2,129	$2,126	$(1,496)	$2,759
Year ended December 31, 2011	1,243	4,573	(3,687)	2,129
Year ended December 31, 2010	462	847	(66)	1,243

(1)	Includes client service allowance and sales returns. Additions to the allowance through the normal course of business reduce net revenue.

(2)	Write-offs reduce the balance of the client allowance and return reserve.

	Balance at Beginning of Year	Charged to expense(2)	Claims Payments(3)	Balance at End of Year
Self Insurance Accrual(1)
Year ended December 31, 2012	$2,966	$25,505	$(25,850)	$2,621
Year ended December 31, 2011	2,066	22,347	(21,447)	2,966
Year ended December 31, 2010	1,538	13,317	(12,789)	2,066

(1)	We have a self insurance policy to cover our employees’ medical and dental insurance.

(2)	Estimates of insurance claims expected to be incurred through the normal course of business are charged to expense.

(3)	Actual insurance claims payments reduce the self insurance accrual.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

17.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited summarized financial data by quarter for the years ended December 31, 2012 and 2011 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2012
Net revenue	$149,890	$163,010	$163,441	$163,780
Gross profit	118,607	128,280	128,871	125,745
Net (loss) income	(239)	2,251	5,464	(14,354)
Net (loss) income per basic share	$0.00	$0.04	$0.09	$(0.25)

Net (loss) income per diluted share	$0.00	$0.04	$0.09	$(0.25)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2011
Net revenue	$130,559	$147,374	$143,558	$156,781
Gross profit	100,004	116,886	114,030	125,581
Net (loss) income	(16,170)	(2,488)	(983)	4,147
Net (loss) income per basic share	$(0.28)	$(0.04)	$(0.02)	$0.07

Net (loss) income per diluted share	$(0.28)	$(0.04)	$(0.02)	$0.07

18.    RELATED PARTY TRANSACTION

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the fiscal years ended December 31, 2012, 2011 and 2010, we incurred charges of $1,861, $2,191 and $1,913, respectively, related to transactions with Mr. Bardis.

19.    SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-K with the SEC and no events have occurred that require disclosure.