Form 10-Q
period 2013-03-31
MEDASSETS INC
filed 2013-05-06
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      ☒  No        ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        ☒   No        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes    ☐  No    ☒

As of April 25, 2013, the registrant had 60,922,001 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MedAssets, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$8,532	$13,734
Accounts receivable, net of allowances of $2,685 and $3,046 as of March 31, 2013 and December 31, 2012, respectively	93,660	96,346
Deferred tax asset, current portion	10,795	11,126
Prepaid expenses and other current assets	25,589	21,791

Total current assets	138,576	142,997
Property and equipment, net	141,369	134,361
Other long term assets
Goodwill	1,027,847	1,027,847
Intangible assets, net	313,662	330,163
Other	41,846	42,869

Other long term assets	1,383,355	1,400,879

Total assets	$1,663,300	$1,678,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,144	$25,487
Accrued revenue share obligation and rebates	72,878	74,274
Accrued payroll and benefits	17,143	40,085
Other accrued expenses	21,801	14,145
Deferred revenue, current portion	52,329	55,756
Current portion of notes payable	15,500	15,500
Current portion of finance obligation	238	233

Total current liabilities	199,033	225,480
Notes payable, less current portion	525,625	544,500
Bonds payable	325,000	325,000
Finance obligation, less current portion	8,982	9,046
Deferred revenue, less current portion	15,537	14,393
Deferred tax liability	124,720	125,394
Other long term liabilities	15,368	801

Total liabilities	1,214,265	1,244,614
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 60,901,000 and 59,324,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	609	593
Additional paid-in capital	696,123	688,431
Accumulated deficit	(247,697)	(255,401)

Total stockholders’ equity	449,035	433,623

Total liabilities and stockholders’ equity	$1,663,300	$1,678,237

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$76,519	$65,416
Other service fees	96,318	84,474

Total net revenue	172,837	149,890

Operating expenses:

Cost of revenue (inclusive of certain amortization expense)	34,268	31,283
Product development expenses	8,501	6,922
Selling and marketing expenses	13,742	14,548
General and administrative expenses	58,620	53,836
Acquisition and integration-related expenses	8,030	1,249
Depreciation	9,177	6,414
Amortization of intangibles	16,501	18,930

Total operating expenses	148,839	133,182

Operating income	23,998	16,708
Other income (expense):
Interest (expense)	(11,349)	(17,179)
Other income	41	107

Income (loss) before income taxes	12,690	(364)
Income tax expense (benefit)	4,986	(125)

Net income (loss)	$7,704	$(239)

Basic and diluted income (loss) per share:
Basic net income (loss) per share	$0.13	$(0.00)

Diluted net income (loss) per share	$0.13	$(0.00)

Weighted average shares—basic	59,006	57,029
Weighted average shares—diluted	60,404	57,029
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2013 and 2012
Net income (loss)	$7,704	$(239)
Unrealized loss from hedging activities for the period	-	(497)
Income tax expense related to hedging activities for the period	-	187

Comprehensive income (loss)	$7,704	$(549)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2013

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Par Value
	(In thousands)
Balances at December 31, 2012	59,324	$593	$688,431	$(255,401)	$433,623

Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	1,577	16	2,709	-	2,725
Stock compensation expense	-	-	3,411	-	3,411
Excess tax benefit from equity award exercises, net	-	-	1,572	-	1,572
Net income				7,704	7,704

Balances at March 31, 2013	60,901	$609	$696,123	$(247,697)	$449,035

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating activities
Net income (loss)	$ 7,704	$ (239)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Bad debt expense	-	150
Depreciation	9,775	6,824
Amortization of intangibles	16,501	19,069
Impairment of assets	2,015	-
Loss on sale of assets	46	-
Noncash stock compensation expense	3,411	2,559
Excess tax benefit from exercise of equity awards	(2,612)	(269)
Amortization of debt issuance costs	953	1,905
Noncash interest expense, net	120	145
Deferred income tax benefit	(474)	36
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	2,986	2,637
Prepaid expenses and other assets	(3,798)	(2,336)
Other long-term assets	20	1,248
Accounts payable	(4,641)	(5,864)
Accrued revenue share obligations and rebates	(1,396)	(7,490)
Accrued payroll and benefits	(22,942)	(18,610)
Other accrued expenses and long-term liabilities	12,098	7,832
Deferred revenue	(2,283)	11,221

Cash provided by operating activities	17,483	18,818

Investing activities
Purchases of property, equipment and software, net	(686)	(5,295)
Capitalized software development costs	(8,292)	(9,040)

Cash used in investing activities	(8,978)	(14,335)

Financing activities
Borrowings from revolving credit facility	-	55,000
Repayment of notes payable	(18,875)	(1,587)
Repayment of finance obligations	(169)	(169)
Payment of deferred purchase consideration	-	(120,136)
Excess tax benefit from exercise of equity awards	2,612	269
Issuance of common stock, net of offering costs	2,725	1,283
Purchase of treasury shares	-	(600)

Cash used in financing activities	(13,707)	(65,940)

Net decrease in cash and cash equivalents	(5,202)	(61,457)
Cash and cash equivalents, beginning of period	13,734	62,947

Cash and cash equivalents, end of period	$ 8,532	$ 1,490

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

The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2012, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013.

The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2012 included in our Form 10-K as filed with the SEC on February 27, 2013. These financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. In addition, we may periodically make voluntary repayments on our term loans. Cash and cash equivalents were $8,532 and $13,734 as of March 31, 2013 and December 31, 2012, respectively, and our swing-line balance was zero during those reporting periods. We had $10,000 outstanding on our revolving credit facility as of March 31, 2013 and December 31, 2012. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 5 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $8,032 as of March 31, 2013.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income

In February 2013, the FASB issued an accounting standard update relating to improving the reporting of reclassifications out of accumulated other comprehensive income. The update would require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The update is effective for reporting periods beginning after December 15, 2012. We adopted this update on January 1, 2013.

3.	ACQUISITION AND INTEGRATION-RELATED EXPENSES

Broadlane Acquisition

In January 2012, we paid the deferred purchase consideration amount of $120,136 to Broadlane Holdings, LLC in connection with the acquisition of Broadlane Intermediate Holdings, Inc. (“Broadlane”).

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Restructuring Activities

In connection with the Broadlane Acquisition, our management approved and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our SCM segment. In addition, our management approved and initiated a plan to restructure our operations resulting in certain management changes within our RCM segment and our corporate segment. During the three months ended March 31, 2013 and 2012, we expensed restructuring and exit and integration related costs of approximately $8,030 and $1,249, respectively. These costs were attributable to management changes, restructuring activities of the acquired operations consisting of employee costs, system migration and standardization, facilities consolidation and other restructuring and integration costs. These costs are included within the acquisition and integration-related expenses line on the accompanying condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2013, the components of our restructuring plans are as follows:

—

Employee-related costs — we are reorganizing our workforce and eliminating redundant or unneeded positions in connection with our SCM, RCM and corporate business operations. In connection with the workforce restructuring, we expect to incur severance, benefits and other employee-related costs in the range of $0 to $200 over the three months following March 31, 2013. During the three months ended March 31, 2013 and 2012, we expensed approximately $82 and $690, respectively, primarily related to severance, salaries relating to redundant positions, certain bonuses and other employee benefits in connection with these activities. As of March 31, 2013, we had approximately $179 included in current liabilities for these costs.

—

System migration and standardization — we are integrating and standardizing certain software platforms of the combined SCM business operations. In connection with the system migration and standardization, we expect to incur costs in the range of approximately $500 to $1,800 over the three months following March 31, 2013. During the three months ended March 31, 2013 and 2012, we expensed approximately $1,024 and $532, respectively, primarily related to consulting and other third-party services in connection with these activities. As of March 31, 2013, we had approximately $541 included in current liabilities for these costs.

—

Facilities consolidation — During the three months ended March 31, 2013, we exited our existing SCM and RCM leased facilities in Plano, Texas and occupied a new leased facility comprised of approximately 225,000 square feet of office space together with certain surface parking areas in Plano, Texas. The lease term of the new facility commenced on March 1, 2013 and has an initial term of fifteen years plus an option to extend the lease term for up to ten years. In connection with the lease, the landlord provided a tenant allowance that was used for certain improvements to the facility amounting to $10,125 and was included in property and equipment on our condensed consolidated balance sheet as of March 31, 2013. We had approximately $619 included in other accrued expenses and $9,450 included in other long term liabilities associated with this allowance as of March 31, 2013. The liability will be recognized ratably as a reduction to rent expense over the term of the lease. We did not receive or pay any cash related to the tenant allowance and therefore the amount is not reflected in our condensed consolidated statement of cash flows for the three months ended March 31, 2013.

In connection with the facility consolidation, we expensed approximately $6,924, relating to exit costs (inclusive of estimated sub-lease income) to vacate our previous SCM and RCM leased facilities in Plano, Texas. Certain amounts included in these exit costs were based on management’s best estimate of fair value of the sub-lease income that we expect to receive and it is reasonably possible that those estimates of sub-lease income will be reduced or increased significantly; and accordingly, actual results could differ materially from these estimates.

In addition, we had non-cash adjustments of $613 comprised of (i) accrued rent of $1,669 related to the previously leased facilities; and (ii) the write-off of certain related facility assets of ($1,056). As of March 31, 2013, we had approximately $2,003 included in current liabilities and $5,105 included on long term liabilities for these costs.

The following table summarizes the details of the Company’s restructuring activities during the three months ended March 31, 2013:

	Employee-related costs	System migration and integration	Facility consolidation	Total
Restructuring Reserve
Accrued, December 31, 2012	$995	$305	$132	$1,432
Charges incurred	82	1,024	6,924	8,030
Adjustments	-	-	613	613
Cash payments	(898)	(788)	(561)	(2,247)

Accrued, March 31, 2013	$179	$541	$7,108	$7,828

4.	DEFERRED REVENUE

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following table summarizes the deferred revenue categories and balances as of:

	March 31, 2013	December 31, 2012
Software and implementation fees	$25,024	$24,468
Service fees	26,943	26,135
Administrative fees	8,409	14,672
Other fees	7,490	4,874

Deferred revenue, total	67,866	70,149
Less: Deferred revenue, current portion	(52,329)	(55,756)

Deferred revenue, non-current portion	$15,537	$14,393

As of March 31, 2013 and December 31, 2012, deferred revenue included in our condensed consolidated balance sheets that was contingent upon meeting performance targets was $4,266 and $8,284, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target as determined by the customer arrangement.

5. NOTES AND BONDS PAYABLE

The balances of our notes and bonds payable are summarized as follows as of:

	March 31, 2013	December 31, 2012
Term A facility	$246,875	$250,000
Term B facility	284,250	300,000
Revolving credit facility	10,000	10,000

Total notes payable	541,125	560,000
Bonds payable	325,000	325,000

Total notes and bonds payable	866,125	885,000
Less: current portions	(15,500)	(15,500)

Total long-term notes and bonds payable	$850,625	$869,500

Notes Payable

As of March 31, 2013, our long-term notes payable consists of a Term A Facility, a Term B Facility and a revolving credit facility, each with an outstanding balance of $246,875, $284,250 and $10,000, respectively. We have classified the $10,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of December 13, 2017. No amounts were drawn on our swing line loan, which resulted in approximately $189,000 of availability under our revolving credit facility inclusive of the swing line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of March 31, 2013. During the three months ended March 31, 2013, we made scheduled principal payments of $3,875 in addition to a $15,000 voluntary prepayment from available free cash flow on our Term B Facility. The applicable weighted average interest rates (inclusive of the applicable bank margin) on our Term A Facility, Term B Facility and Revolving Credit Facility at March 31, 2013 were 2.79%, 4.00% and 2.80%, respectively.

We are a party to a credit agreement with JP Morgan Chase Bank, N.A and other financial institutions named therein, dated December 13, 2012. The credit agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The credit agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The credit agreement contains certain customary representations and warranties, affirmative covenants and events of default, including but not limited to payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the credit agreement to be in full force and effect and changes of control. The Company was in compliance with these covenants as of March 31, 2013.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of March 31, 2013.

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

As of March 31, 2013, the Company’s 8% senior notes due 2018 were trading at approximately 109.0% of par value (Level 1).

Debt Issuance Costs

As of March 31, 2013, we had approximately $20,120 of debt issuance costs related to our credit agreement and Notes which will be amortized into interest expense generally using the effective interest method until the applicable maturity date. For the three months ended March 31, 2013 and 2012, we recognized $953 and $1,905, respectively, in interest expense related to the amortization of debt issuance costs.

Debt Maturity Table

The following table summarizes our stated debt maturities and scheduled principal repayments as of March 31, 2013:

Year	Term A Facility	Term B Facility	Revolving Credit Facility	Senior Unsecured Notes	Total
2013	$9,375	$2,250	$-	$-	$11,625	(1)
2014	12,500	3,000	-	-	15,500
2015	18,750	3,000	-	-	21,750
2016	25,000	3,000	-	-	28,000
2017	181,250	3,000	10,000	-	194,250
Thereafter	-	270,000	-	325,000	595,000

	$246,875	$284,250	$10,000	$325,000	$866,125

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2013.

Total interest paid (net of amounts capitalized) on our notes and bonds payable during the three months ended March 31, 2013 and 2012 was approximately $5,932 and $7,918, respectively.

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

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of March 31, 2013, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

7.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

During the three months ended March 31, 2013, we issued approximately 464,000 shares of common stock in connection with employee stock option and stock-settled stock appreciation right (or “SSAR”) exercises for net exercise proceeds of $2,725.

Share-Based Compensation

As of March 31, 2013, we had restricted common stock, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of March 31, 2013, we had approximately 1,608,000 shares reserved (inclusive of equity award forfeitures) and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The total share-based compensation expense related to equity awards was $3,411 and $2,559 for the three months ended March 31, 2013 and 2012, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $1,280 and $966 for the three months ended March 31, 2013 and 2012, respectively. There were no capitalized share-based compensation expenses during the three months ended March 31, 2013.

Total share-based compensation expense (inclusive of restricted common stock, SSARs and common stock options) for the three months ended March 31, 2013 and 2012 as reflected in our condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2013	2012
Cost of revenue	$713	$501
Product development	118	93
Selling and marketing	379	458
General and administrative	2,201	1,507

Total share-based compensation expense	$3,411	$2,559

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

Employee Stock Purchase Plan

In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. For the three months ended March 31, 2013 and 2012, we purchased approximately 11,700 shares and 15,000 shares of our common stock under the Plan which amounted to approximately $205 and $204, respectively.

Equity Award Grants

Information regarding equity awards for the three months ended March 31, 2013 is as follows:

Restricted Common Stock Awards

In 2013, our Board of Directors and Compensation, Governance and Nominating Committee approved an equity grant for certain eligible employees consisting of service-based and performance-based restricted shares. The purpose of the equity grant is to assist the Company in attracting, retaining, motivating, and rewarding certain individuals of the Company. The equity grant is intended to promote the creation of long-term value for stockholders of the Company by closely aligning the interests of such individuals with those of the stockholders. The total approved equity grant amounted to approximately 1,160,000 restricted shares with a grant date fair value of $18.34 per share and was comprised of: (i) 50,000 service-based restricted shares that vest ratably each month through December 31, 2013; ii) 435,000 service-based restricted shares that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2014; iii) 337,500 performance-based restricted shares using a net revenue performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2014 provided the performance metric is achieved; and iv) 337,500 performance-based restricted shares using an adjusted EBITDA performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2014 provided the performance metric is achieved.

The measurement period for the net revenue performance-based awards is from January 1, 2013 through December 31, 2013. The net revenue performance metric is based on the achievement of an established net revenue target. The Company must achieve a minimum threshold of net revenue before any performance-based restricted shares begin vesting. The equity award holders have an opportunity to earn from 50% to 100% of the performance-based equity awards once the minimum threshold has been met. If the minimum threshold of 50% is not met, the equity award holders will forfeit those awards.

The measurement period for the adjusted EBITDA performance-based awards is from January 1, 2013 through December 31, 2013. The adjusted EBITDA performance metric is based on the achievement of an established adjusted EBITDA target. The Company must achieve a minimum threshold of adjusted EBITDA before any performance-based restricted shares begin vesting. The equity award holders have an opportunity to earn from 50% to 100% of the performance-based equity awards once the minimum threshold has been met. If the minimum threshold of 50% is not met, the equity award holders will forfeit those awards.

During the three months ended March 31, 2013, we received approximately 40,000 restricted shares that were surrendered from equity awards holders to settle their associated tax liability from shares that vested during the quarter.

During the three months ended March 31, 2013, approximately 7,000 shares of restricted common stock were forfeited.

As of March 31, 2013, there was approximately $23,472 of total unrecognized compensation expense related to all unvested restricted common stock awards that will be recognized over a weighted-average period of 1.4 years.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

SSAR Awards

During the three months ended March 31, 2013, we granted approximately 3,000 SSARs which have a service vesting period of five years. The weighted-average grant date base price of each SSAR was $16.77 and the weighted-average grant date fair value of each SSAR granted during the three months ended March 31, 2013 was $7.15.

During the three months ended March 31, 2013, approximately 142,000 SSARs were forfeited.

As of March 31, 2013, there was approximately $4,860 of total unrecognized compensation expense related to all unvested SSARs that will be recognized over a weighted-average period of 1.7 years.

Common Stock Option Awards

During the three months ended March 31, 2013, we did not grant any stock option awards.

During the three months ended March 31, 2013, approximately 12,000 stock option awards were forfeited.

As of March 31, 2013, there was approximately $185 of total unrecognized compensation expense related to all outstanding stock option awards that will be recognized over a weighted-average period of 1.1 years.

8.	INCOME TAXES

Income tax expense (benefit) recorded during the three months ended March 31, 2013 and 2012 reflected an effective income tax rate of 39.3% and 34.3%, respectively.

9.	INCOME (LOSS) PER SHARE

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

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012
Numerator for Basic and Diluted Income (Loss) Per Share:
Net income (loss)	7,704	(239)
Denominator for basic income (loss) per share weighted average shares	59,006,000	57,029,000
Effect of dilutive securities:
Stock options	719,000	-
Stock-settled stock appreciation rights	345,000	-
Restricted stock and stock warrants	334,000	-

Denominator for diluted income (loss) per share—adjusted weighted average shares and assumed conversions	60,404,000	57,029,000
Basic income (loss) per share:
Basic net income (loss) from continuing operations	$0.13	$(0.00)

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.13	$(0.00)

During the three months ended March 31, 2013, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the periods presented.

During the three months ended March 31, 2012, basic and diluted EPS are the same as all potentially dilutive securities have been excluded from the calculation of diluted EPS given our net loss for the period.

The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended March 31,
	2013	2012
Stock options	-	911,000
Stock-settled stock appreciation rights	63,000	-
Restricted stock and stock warrants	-	567,000

Total	63,000	1,478,000

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

The following tables represent our results of operations, by segment, for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$120,636	$-	$-	$120,636
Revenue share obligation(1)	(44,117)	-	-	(44,117)
Other service fees	32,989	63,329	-	96,318

Total net revenue	109,508	63,329	-	172,837
Total operating expenses	81,689	55,693	11,457	148,839

Operating income (loss)	27,819	7,636	(11,457)	23,998
Interest expense	-	-	(11,349)	(11,349)
Other (expense) income	(24)	(32)	97	41

Income (loss) before income taxes	$27,795	$7,604	$(22,709)	$12,690
Income tax expense (benefit)	10,923	2,987	(8,924)	4,986

Net income (loss)	16,872	4,617	(13,785)	7,704

Segment Adjusted EBITDA	$53,712	$14,690	$(6,756)	$61,646

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	As of March 31, 2013
	SCM	RCM	Corporate	Total
Financial Position:
Accounts receivable, net	$45,613	$48,047	$-	$93,660
Other assets	995,161	489,967	84,512	1,569,640

Total assets	1,040,774	538,014	84,512	1,663,300
Accrued revenue share obligation	72,878	-	-	72,878
Deferred revenue	26,831	41,035	-	67,866
Notes payable	-	-	541,125	541,125
Bonds payable	-	-	325,000	325,000
Other liabilities	19,137	28,053	160,206	207,396

Total liabilities	$118,846	$69,088	$1,026,331	$1,214,265

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

GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income (loss) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
SCM Adjusted EBITDA	$53,712	$41,948
RCM Adjusted EBITDA	14,690	11,618

Total reportable Segment Adjusted EBITDA	68,402	53,566
Depreciation	(6,476)	(4,359)
Depreciation (included in cost of revenue)	(598)	(410)
Amortization of intangibles	(16,501)	(18,930)
Amortization of intangibles (included in cost of revenue)	-	(139)
Income tax expense	(13,910)	(11,086)
Share-based compensation expense(1)	(1,398)	(1,840)
Acquisition and integration-related expenses(2)	(8,030)	(1,249)

Total reportable segment net income	21,489	15,553
Corporate net loss	(13,785)	(15,792)

Consolidated net income (loss)	$7,704	$(239)

(1)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(2)	Represents the amount attributable to acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs. We expect to incur costs in future periods related to our plans including but not limited to aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

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

On December 13, 2012, we terminated our two floating-to-fixed rate LIBOR-based forward starting interest rate swaps, originally entered into on May 5, 2011. The swaps were originally scheduled to fully terminate by February 2015. Such early termination was deemed to be a termination of all future obligations between us and each counterparty. In consideration of the early termination, we paid a total of $8,209 to the counterparties on December 17, 2012. We have no assets or liabilities remaining on our condensed consolidated balance sheet with respect to these interest rate swaps as of March 31, 2013 and December 31, 2012, respectively. For the three months ended March 31, 2012, the effects of the derivative instruments designated as cash flow hedges on income and AOCI were as follows:

	Three Months Ended March 31,
Derivatives designated as cash flow hedges	2013	2012
Total unrealized loss recognized in other comprehensive income - interest rate contracts	$-	$(310)

12.	FAIR VALUE MEASUREMENTS

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

—

Notes payable: The carrying value of our long-term notes payable reported in the condensed consolidated balance sheets approximates fair value since they bear interest at variable rates. Refer to Note 5 for further information; and

—	Bonds payable: The carrying value of our long-term bonds payable reported in the condensed consolidated balance sheets approximates fair value. Refer to Note 5 for further information.

13.	RELATED PARTY TRANSACTION

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The Audit Committee of the Board of Directors reviews such usage of the airplane annually. During the three months ended March 31, 2013 and 2012, we incurred charges of $587 and $475, respectively, related to transactions with Mr. Bardis.

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

A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on February 27, 2013.

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

The table below highlights our primary results of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)
Gross fees(1)	$216.9	$189.0	$27.9	14.8%
Revenue share obligation(1)	(44.1)	(39.1)	(5.0)	12.8

Total net revenue	172.8	149.9	22.9	15.3
Operating income	24.0	16.7	7.3	43.7
Net income (loss)	$7.7	$(0.2)	$7.9	3,950.0%
Adjusted EBITDA(1)	$61.6	$46.4	$15.2	32.8%
Adjusted EBITDA margin(1)	35.6%	31.0%
Adjusted EPS(1)	$0.41	$0.24	$0.17	70.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

The increases in non-GAAP gross fees and total net revenue during the three months ended March 31, 2013 compared to the three months ended March 31, 2012 were primarily attributable to:

—

growth in our SCM segment from our vendor administrative fees and medical device consulting and strategic sourcing services as well as a higher amount of revenue related to achievement of certain client financial performance targets earned during the quarter; and

—	growth in our RCM segment from an increase in our revenue cycle services in addition to an increase in our subscription services related to our revenue cycle technology tools.

The increase in operating income during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, was primarily attributable to the growth in net revenue discussed above (inclusive of higher performance-related fee revenue in the quarter) partially offset by the following operating expenses:

—	increased acquisition and integration-related expenses related to exit costs associated with our facilities consolidation;

—	increased cost of revenue primarily within our SCM segment attributable to a higher percentage of net revenue being derived from service-based engagements;

—	higher operating expenses related to increased compensation expense for new and existing personnel, inclusive of performance-based incentive and share-based compensation expense; and

—	an increase in depreciation expense from additions of property and equipment including purchased software and internally developed software.

For the three months ended March 31, 2013, increases in consolidated non-GAAP adjusted EBITDA and consolidated non-GAAP adjusted EBITDA margin compared to the three months ended March 31, 2012 were primarily attributable to the net revenue increase discussed above.

Segment Structure and Revenue Streams

We deliver our solutions through two business segments, Spend and Clinical Resource Management (“SCM”) and Revenue Cycle Management (“RCM”). Management’s primary metrics to measure consolidated and segment financial performance are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin, non-GAAP diluted adjusted EPS and Segment Adjusted EBITDA. All of our revenues are from external clients and inter-segment revenues have been eliminated. See Note 10 of the Notes to Condensed Consolidated Financial Statements herein for discussion on Segment Adjusted EBITDA and certain items of our segment results of operations and financial position.

Spend and Clinical Resource Management

Our SCM segment provides a comprehensive suite of cost management services and supply chain analytics and data capabilities that help our clients manage many of their high and low expense categories. Our solutions lower supply and medical device costs and help to improve clinical resource utilization by managing the procurement process through our strategic sourcing of supplies and purchased services, discounted pricing through our group purchasing organization’s portfolio of contracts, consulting services and business analytics and intelligence tools. Our SCM segment revenue consists of the following components:

—

Administrative fees and revenue share obligation . We earn administrative fees from manufacturers, distributors and other vendors (collectively referred to as “vendors”) of products and services with whom we have contracts under which our group purchasing organization clients may purchase products and services. Administrative fees represent a percentage, which we refer to as our administrative fee ratio, typically ranging from 0.25% to 3.00% of the purchases made by our group purchasing organization clients through contracts with our vendors.

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

Some client contracts require that a portion of our administrative fees be contingent upon achieving certain financial improvements, such as lower supply costs, which we refer to as performance targets. Contingent administrative fees are not recognized as revenue until we receive client acceptance on the achievement of those contractual performance targets. Prior to receiving client acceptance of performance targets, we record contingent administrative fees as deferred revenue on our condensed consolidated balance sheets. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we may be contractually obligated to refund some or all of the contingent fees. Additionally, in many cases, we are contractually obligated to pay a portion of the administrative fees to our hospital and health system clients. Typically this amount, which we refer to as our revenue share obligation, is calculated as a percentage of administrative fees earned on a particular client’s purchases from our vendors. Our total net revenue on our condensed consolidated statements of operations is shown net of the revenue share obligation.

—	Other service fees . The following items are included as “Other service fees” in our condensed consolidated statement of operations:

—

Consulting fees . We consult with our clients regarding the costs and utilization of medical devices and physician preference items (“PPI”) and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with an average duration of six to nine months, and the related revenues are earned as services are rendered. We generate revenue from consulting contracts that also include performance targets. The performance targets generally relate to committed financial improvement to our clients from the use and implementation of initiatives that result from our consulting services. Performance targets are measured as our strategic initiatives are identified and implemented, and the financial improvement can be quantified by the client. Prior to receiving client acceptance of performance targets, we record contingent consulting fees as deferred revenue on our condensed consolidated balance sheets. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we may be contractually obligated to refund some or all of the contingent fees.

—

Subscription fees . We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these Company-hosted SaaS-based solutions.

Revenue Cycle Management

Our RCM segment provides a comprehensive suite of products and services spanning the hospital revenue cycle workflow —from patient access and financial responsibility, charge capture and integrity, pricing analysis, claims processing and denials management, payor contract management, revenue recovery and accounts receivable services. Our workflow solutions, together with our data management, compliance and audit tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance. Our RCM segment revenue is listed under the caption “Other service fees” on our condensed consolidated statements of operations and consists of the following components:

—

Subscription and implementation fees . We earn fixed subscription fees on a monthly or annual basis on multi-year contracts for client access to our SaaS-based solutions. We may also charge our clients non-refundable upfront fees for implementation of our SaaS-based services. These non-refundable upfront fees are earned over the subscription period or estimated client relationship period, whichever is longer.

We defer costs related to implementation services and expense these costs in proportion to the revenue earned over the subscription period or client relationship period, as applicable.

In addition, we defer upfront sales commissions related to subscription and implementation fees and expense these costs ratably over the related contract term.

—	Transaction fees . For certain of our revenue cycle management solutions, we earn fees that vary based on the volume of client transactions or enrolled members.

—

Service fees . For certain of our RCM solutions, we earn fees based on a percentage of cash remittances collected and fixed-fee consulting arrangements. The related revenues are earned as services are rendered.

Operating Expenses

We classify our operating expenses as follows:

Cost of revenue . Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, incentive compensation and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our clients (indirect labor costs for these personnel are included in general and administrative expenses). As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue consists of costs of third-party products and services and client reimbursed out-of-pocket costs. Cost of revenue does not include certain expenses relating to hosting our services and providing support and related data center capacity (which is included in general and administrative expenses), and allocated amounts for rent, depreciation, amortization or other indirect operating costs because we do not consider the inclusion of these items in cost of revenue relevant to our business. However, cost of revenue does include the amortization for the cost of software to be sold, leased, or otherwise marketed. In addition, any changes in revenue mix between our SCM and RCM segments, including changes in revenue mix towards SaaS-based revenue and consulting services, may cause significant fluctuations in our cost of revenue and have a favorable or unfavorable impact on operating income.

Product development expenses . Product development expenses primarily consist of the salaries, benefits, incentive compensation and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services. Product development expenses are net of capitalized software development costs for both internal and external use.

Selling and marketing expenses . Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

General and administrative expenses . General and administrative expenses consist primarily of personnel-related expenses for administrative employees and indirect time related to operational service-based employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

Acquisition and integration-related expenses . Acquisition and integration-related expenses may consist of: (i) costs incurred to complete acquisitions including due diligence, consulting and other related fees; (ii) integration and restructuring-type costs relating to our completed acquisitions; and (iii) acquisition-related fees associated with unsuccessful acquisition attempts.

Depreciation . Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

Amortization of intangibles . Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Results of Operations

Consolidated Tables

The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended March 31,
	2013	2012
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$ 120,636	$ 104,504
Revenue share obligation(1)	(44,117)	(39,088)
Other service fees	32,989	27,849

Total Spend and Clinical Resource Management	109,508	93,265
Revenue Cycle Management	63,329	56,625

Total net revenue	172,837	149,890
Operating expenses:
Spend and Clinical Resource Management	81,689	71,050
Revenue Cycle Management	55,693	52,179

Total segment operating expenses	137,382	123,229
Operating income
Spend and Clinical Resource Management	27,819	22,215
Revenue Cycle Management	7,636	4,446

Total segment operating income	35,455	26,661
Corporate expenses(2)	11,457	9,953

Operating income	23,998	16,708
Other income (expense):
Interest expense	(11,349)	(17,179)
Other income	41	107

Income (loss) before income taxes	12,690	(364)
Income tax expense (benefit)	4,986	(125)

Net income (loss)	7,704	(239)
Reportable segment adjusted EBITDA(3):
Spend and Clinical Resource Management	53,712	41,948
Revenue Cycle Management	$14,690	$11,618
Reportable segment adjusted EBITDA margin(4):
Spend and Clinical Resource Management	49.0%	45.0%
Revenue Cycle Management	23.2%	20.5%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of the corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$120,636	69.8%	$104,504	69.7%	$16,132	15.4%
Revenue share obligation(1)	(44,117)	(25.5)	(39,088)	(26.1)	(5,029)	12.9
Other service fees	32,989	19.1	27,849	18.6	5,140	18.5

Total Spend and Clinical Resource Management	109,508	63.4	93,265	62.2	16,243	17.4
Revenue Cycle Management	63,329	36.6	56,625	37.8	6,704	11.8

Total net revenue	$172,837	100.0%	$149,890	100.0%	$22,947	15.3%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the three months ended March 31, 2013 was $172.8 million, an increase of approximately $22.9 million, or 15.3%, from total net revenue of $149.9 million for the three months ended March 31, 2012. The increase in total net revenue was comprised of a $16.2 million increase in SCM revenue and a $6.7 million increase in RCM revenue. For the three months ended March 31, 2013 and 2012, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 6.5% and 3.5%, respectively. Revenue may fluctuate significantly from period to period based upon achieving and thereof receiving client acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the three months ended March 31, 2013 was $109.5 million, an increase of $16.2 million, or 17.4%, from net revenue of $93.3 million for the three months ended March 31, 2012. The increase was the result of an increase in gross administrative fees of $16.1 million, or 15.4%, partially offset by an approximate $5.0 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $5.1 million.

—

Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $16.1 million, or 15.4%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized under our manufacturer and distributor contracts. In addition, we received a higher amount of performance-related fee revenue in the quarter. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—

Revenue share obligation. Non-GAAP revenue share obligation increased $5.0 million, or 12.9%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 36.6% and 37.4% for the three months ended March 31, 2013 and 2012, respectively. The decrease in our revenue share ratio during the three months ended March 31, 2013 was primarily related to the impact of performance-related fees received with no associated revenue share obligation. We may continue to experience fluctuations in our revenue share ratio based on the mix of clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements.

—

Other service fees. The $5.1 million, or 18.5%, increase in other service fees primarily related to higher revenues from medical device consulting and strategic sourcing services due to an increased number of engagements from new and existing clients. In addition, we received a higher amount of performance-related fee revenue in the quarter.

Revenue Cycle Management net revenue. RCM net revenue for the three months ended March 31, 2013 was $63.3 million, an increase of $6.7 million, or 11.8%, from net revenue of $56.6 million for the three months ended March 31, 2012. The increase was attributable to a $3.4 million increase in revenue from our comprehensive revenue cycle service engagements and a $3.3 million increase in revenue from our revenue cycle technology tools. As we engage new clients, renew with existing clients and complete existing contracts, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Three Months Ended March 31,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$34,268	19.8%	$31,283	20.9%	$2,985	9.5%
Product development expenses	8,501	4.9	6,922	4.6	1,579	22.8
Selling and marketing expenses	13,742	8.0	14,548	9.7	(806)	(5.5)
General and administrative expenses	58,620	33.9	53,836	35.9	4,784	8.9
Acquisition and integration-related expenses	8,030	4.6	1,249	0.8	6,781	542.9
Depreciation	9,177	5.3	6,414	4.3	2,763	43.1
Amortization of intangibles	16,501	9.5	18,930	12.6	(2,429)	(12.8)

Total operating expenses	148,839	86.1	133,182	88.9	15,657	11.8
Operating expenses by segment:
Spend and Clinical Resource Management	81,689	47.3	71,050	47.4	10,639	15.0
Revenue Cycle Management	55,693	32.2	52,179	34.8	3,514	6.7

Total segment operating expenses	137,382	79.5	123,229	82.2	14,153	11.5
Corporate expenses	11,457	6.6	9,953	6.6	1,504	15.1

Total operating expenses	$148,839	86.1%	$133,182	88.9%	$15,657	11.8%

Cost of revenue. Cost of revenue for the three months ended March 31, 2013 was $34.3 million, or 19.8% of total net revenue, an increase of $3.0 million, or 9.5%, from cost of revenue of $31.3 million, or 20.9% of total net revenue, for the three months ended March 31, 2012. The increase was primarily attributable to an increase in service-related engagements in our SCM segment, which resulted in a higher cost of revenue given these activities are more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our clients. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the three months ended March 31, 2013 were approximately $8.5 million, or 4.9% of total net revenue, an increase of $1.6 million, or 22.8%, from product development expenses of $6.9 million, or 4.6% of total net revenue, for the three months ended March 31, 2012. The increase was primarily attributable to an increase in compensation expense relating to new and existing employees. Our product development capitalization rate for the three months ended March 31, 2013 and 2012, was 49.4% and 56.6%, respectively.

We may experience fluctuations in our capitalization rate due to the timing of our product development investments associated with (i) integration-related activities in connection with integrating the operations of Broadlane with our existing operations; and (ii) investments in product development due to new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 2013 were $13.7 million, or 8.0% of total net revenue, a decrease of $0.8 million, or 5.5%, from selling and marketing expenses of $14.5 million, or 9.7% of total net revenue, for the three months ended March 31, 2012. The decrease was attributable to a $0.3 million decrease in advertising expense; a $0.3 million increase in other operating infrastructure expense; and a $0.2 million decrease in compensation expense relating to new and existing employees.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2013 were approximately $58.6 million, or 33.9% of total net revenue, an increase of $4.8 million, or 8.9%, from general and administrative expenses of $53.8 million, or 35.9% of total net revenue, for the three months ended March 31, 2012. The increase was attributable to a $3.8 million increase in compensation expense to new and existing employees, primarily operations-based employees; a $0.9 million impairment charge related to certain internally developed software products that were no longer being utilized; a $0.7 million increase in share-based compensation expense; and a $0.2 million increase in other operating infrastructure expense. The increase was partially offset by a $0.8 million decrease in professional fees.

Acquisition-related expenses. Acquisition and integration-related expenses for the three months ended March 31, 2013 were $8.0 million, or 4.6% of total net revenue, an increase of $6.8 million, from acquisition-related expenses of $1.2 million, or 0.8% of total net revenue, for the three months ended March 31, 2012. The increase was attributable to a $6.9 million charge for exit costs relating to consolidating certain facilities in Plano, Texas; a $0.5 million increase in system migration and standardization costs; partially offset by a $0.6 million decrease in other costs relating to severance, retention and salaries relating to redundant positions. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

We expect to continue to incur costs during the second quarter of 2013 related to our integration plans including aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems.

Depreciation. Depreciation expense for the three months ended March 31, 2013 was $9.2 million, or 5.3% of total net revenue, an increase of $2.8 million, or 43.1%, from depreciation of $6.4 million, or 4.3% of total net revenue, for the three months ended March 31, 2012. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the three months ended March 31, 2013 was $16.5 million, or 9.5% of total net revenue, a decrease of $2.4 million, or 12.8%, from amortization of intangibles of $18.9 million, or 12.6% of total net revenue, for the three months ended March 31, 2012. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the three months ended March 31, 2013 were $81.6 million, or 47.3% of total net revenue, an increase of $10.6 million, or 15.0%, from approximately $71.0 million, or 47.4% of total net revenue for the three months ended March 31, 2012. As a percentage of SCM segment net revenue, segment expenses were 74.6% and 76.2% for the three months ended March 31, 2013 and 2012, respectively.

The increase was primarily attributable to a $6.8 million increase in integration and restructuring costs associated with the Broadlane Acquisition, including exit costs associated with our facilities consolidation, severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $3.0 million increase in cost of revenue in connection with higher direct labor costs; a $2.1 million increase in compensation expense with respect to new and existing employees, primarily operations-based employees; a $0.9 million increase in depreciation expense; and a $0.5 million increase in other operating infrastructure expense. The increase was partially offset by a $1.4 million decrease in the amortization of intangibles as certain intangible assets reached the end of their useful life; a $0.7 million decrease in telecommunications expense; and a $0.6 million decrease in professional fees.

Revenue Cycle Management expenses. RCM operating expenses for the three months ended March 31, 2013 were $55.7 million, or 32.2% of total net revenue, an increase of $3.5 million, or 6.7%, from $52.2 million, or 34.8% of total net revenue, for the three months ended March 31, 2012. As a percentage of RCM segment net revenue, segment expenses were 87.9% and 92.1% for the three months ended March 31, 2013 and 2012, respectively.

RCM operating expenses increased as a result of a $2.7 million increase in compensation expense with respect to new and existing employees; a $1.2 million increase in telecommunications expense; a $1.2 million increase in depreciation expense; and a $0.9 million impairment charge related to certain internally developed software products that were no longer being utilized. The increase was partially offset by a $1.0 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life; a $0.7 million decrease in other operating infrastructure expense; a $0.3 million decrease in cost of revenue; a $0.3 million decrease in share-based compensation expense; and a $0.2 million decrease in bad debt expense.

Corporate expenses. Corporate expenses for the three months ended March 31, 2013 were $11.4 million, an increase of $1.5 million, or 15.1%, from $9.9 million for the three months ended March 31, 2012, or 6.6% and 6.6% of total net revenue, respectively. The increase in corporate expenses was attributable to a $1.3 million increase in share-based compensation expense; a $0.6 million increase in depreciation expense; and a $0.6 million increase in other operating infrastructure expense. The increase was partially offset by a $0.6 million decrease in telecommunications expense; and a $0.4 million decrease in professional fees.

Non-operating Expenses

Interest expense. Interest expense for the three months ended March 31, 2013 was $11.3 million, a decrease of $5.9 million from interest expense of $17.2 million for the three months ended March 31, 2012. The decrease in interest expense was primarily due to a lower level of indebtedness compared to the prior period and a lower weighted average interest rate on our credit facility due to the debt refinancing in 2012. As of March 31, 2013, we had total indebtedness of $866.1 million compared to $885.0 million as of December 31, 2012. See Note 5 of the Notes to our Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the three months ended March 31, 2013 and 2012 was $0.1 million, comprised mainly of rental income.

Income tax expense (benefit). Income tax expense for the three months ended March 31, 2013 was $5.0 million, an increase of $5.1 million from an income tax benefit of $0.1 million for the three months ended March 31, 2012, which was primarily attributable to increased income before taxes. Income tax expense recorded during the three months ended March 31, 2013 reflected an effective income tax rate of 39.3%. Income tax benefit recorded during the three months ended March 31, 2012 reflected an effective income tax rate of 34.3%. The increase in the effective tax rate for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributable to limitations of certain compensation expense deductions as required by section 162(m) of the Internal Revenue Code.

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

Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

On December 13, 2012, we terminated our credit agreement with Barclays Bank PLC and JP Morgan Securities LLC and entered into a new credit agreement with JPMorgan Chase Bank, N.A. The Credit Agreement consists of (i) a five-year $250.0 million senior secured term A loan facility; (ii) a seven-year $300.0 million senior secured term B loan facility ; and (iii) a five-year $200.0 million senior secured revolving credit facility, including a letter of credit sub-facility of $25.0 million and a swing line sub-facility of $25.0 million.

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

We have not historically utilized borrowings available under our credit agreement to fund operations. We have an auto-borrowing plan which causes all excess cash on hand to be used to repay our swing-line credit facility on a daily basis. As a result, any excess cash on hand will be used to repay our swing-line balance, if any, on a daily basis. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further details.

As of March 31, 2013, we had $10.0 million drawn on our revolving credit facility resulting in $189.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of March 31, 2013 and December 31, 2012, we had cash and cash equivalents totaling $8.5 million and $13.7 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)
Net income (loss)	$7.7	$(0.2)	$7.9	3950.0%
Non-cash items	29.7	30.4	(0.7)	(2.3)
Net changes in working capital	(19.9)	(11.4)	(8.5)	(74.6)

Net cash provided by operations	$17.5	$18.8	$(1.3)	(6.9%)

Net income (loss) represents the income (loss) attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, amortization of debt issuance costs and non-cash interest expense. Refer to our condensed consolidated statement of cash flows for details regarding these non-cash items. The total for these non-cash expenses was $29.7 million and $30.4 million for the three months ended March 31, 2013 and 2012, respectively.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the three months ended March 31, 2013, the working capital changes resulting in a decrease to cash flow from operations of $19.9 million primarily consisted of the following:

Decrease to cash flow

—

an increase in prepaid expenses and other assets of $3.8 million primarily related to an increase in software maintenance costs of $2.9 million; prepaid meetings of $3.0 million; and higher prepaid insurance costs of $1.1 million partially offset by lower prepaid taxes of $3.9 million;

—	a $4.6 million working capital decrease in trade accounts payable due to the timing of various payment obligations;

—	a $1.4 million decrease in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO;

—	a $22.9 million decrease in accrued payroll and benefits due to payroll cycle timing and the payment of our 2012 performance-based compensation expense; and

—	a decrease in deferred revenue of $2.3 million for cash receipts not yet recognized as revenue.

The working capital changes resulting in decreases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in increases to cash flow:

Increase to cash flow

—	a decrease in accounts receivable of $3.0 million primarily related to the timing of invoicing and cash collections; and

—

a $12.1 million increase in other accrued expenses primarily due to recording certain exist costs relating to our facilities consolidation of $6.9 million and an increase in accrued interest of $5.7 million due to the timing of our semi-annual interest payment on our bonds. This was partially offset by the timing of other payment obligations.

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

Investing Activities.

Investing activities used $9.0 million of cash for the three months ended March 31, 2013 which included: $8.3 million for investment in software development and $0.7 million of capital expenditures.

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

Financing Activities.

Financing activities used $13.7 million of cash for the three months ended March 31, 2013. We made payments on our Term Loan Facility of $18.9 million consisting of: (i) $3.9 million in scheduled principal payments; and (ii) a $15.0 million voluntary prepayment from free cash flow. In addition, we made payments of $0.2 million that were made on our finance obligation (as discussed below). This was partially offset by $2.7 million received from the issuance of common stock; and $2.6 million from the excess tax benefit from the exercise of stock options. As of March 31, 2013, our credit agreement requires an assessment of excess cash flow beginning for our fiscal year ended December 31, 2013. We would be required to make any excess cash flow payment during the first quarter of 2014.

Financing activities used $65.9 million of cash for the three months ended March 31, 2012. We borrowed $55.0 million from our previous revolving credit facility to partially fund the deferred payment obligation made in January 2012. We also received $1.3 million from the issuance of common stock; and $0.3 million from the excess tax benefit from the exercise of stock options. This was offset by $120.1 million for the payment of the deferred purchase consideration made in connection with the Broadlane Acquisition; payments made on our credit facility of $1.6 million in addition to payments of $0.2 million that were made on our finance obligation (as discussed below). In addition, we repurchased approximately 62,000 shares of our common stock under our share repurchase program totaling $0.6 million. In 2012, we were required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which was determined in accordance with the terms of our previous credit agreement. Based on the voluntary repayments made during the fiscal year ended December 31, 2011 year, we were not required to make any excess cash flow payment during the three months ended March 31, 2012.

Off-Balance Sheet Arrangements and Commitments

We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building located in Cape Girardeau, Missouri under a finance obligation. We do not believe that this letter of credit will be drawn.

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of March 31, 2013 for each respective year (Unaudited, in thousands):

Amount
2013	$10,373(1)
2014	13,553
2015	11,857
2016	9,209
2017	8,627
Thereafter	59,122

Total future minimum rental payments	$112,741

  (1) Represents the remaining rental payments due during the fiscal year ending December 31, 2013.

As of March 31, 2013, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Adjusted EBITDA has all the inherent limitations of EBITDA. To properly and prudently evaluate our business, we encourage you to review the GAAP financial statements included elsewhere herein, and not rely on any single financial measure to evaluate our business. We also strongly urge you to review the reconciliation of net income to adjusted EBITDA in this section, along with our condensed consolidated financial statements included elsewhere herein.

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

The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
Adjusted EBITDA Reconciliation	2013	2012
	(Unaudited, in thousands)
Net income (loss)	$7,704	$(239)
Depreciation	9,177	6,414
Depreciation (included in cost of revenue)	598	410
Amortization of intangibles	16,501	18,930
Amortization of intangibles (included in cost of revenue)	-	139
Interest expense, net of interest income(1)	11,349	17,179
Income tax expense (benefit)	4,986	(125)

EBITDA	50,315	42,708
Share-based compensation expense(2)	3,411	2,559
Rental income from capitalizing building lease(3)	(110)	(110)
Acquisition and integration-related expenses(4)	8,030	1,249

Adjusted EBITDA	$61,646	$46,406

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statement of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of this rental income.

(4)	Represents the amount attributable to acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs. We expect to incur costs in future periods related to our plans including but not limited to aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems.

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

	Three Months Ended March 31,
	2013	2012
	(Unaudited, in thousands)
Net income (loss)	$7,704	$(239)
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	16,975	19,542
Pre-tax non-cash, share-based compensation(1)	3,411	2,559
Pre-tax acquisition and integration related expenses(2)	8,030	1,249

Tax effect on pre-tax adjustments(3)	(11,366)	(9,340)

Non-GAAP adjusted net income	$24,754	$13,771

	Three Months Ended March 31,
Per share data	2013	2012
	(Unaudited)
EPS - diluted	$0.13	$(0.00)
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	0.28	0.34
Pre-tax non-cash, share-based compensation(1)	0.06	0.04
Pre-tax acquisition and integration related expenses(2)	0.13	0.02

Tax effect on pre-tax adjustments(3)	(0.19)	(0.16)

Non-GAAP adjusted EPS - diluted	$0.41	$0.24

Weighted average shares - diluted (in 000s)(4)	60,404	57,029

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact, on a pre-tax basis, of acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. The Company generally utilizes its effective tax rate for each respective period to calculate the tax effect of each adjustment. Given the impact of the Broadlane Acquisition on our actual effective tax rate, the Company used a tax rate of 40.0% for the three months ended March 31, 2013 and 2012. The effective tax rate for the three months ended March 31, 2013 and 2012 was 39.3% and 34.3%, respectively.

(4)	Given the Company’s net loss in 2012, basic and diluted weighted average shares are the same for EPS and Non-GAAP diluted adjusted EPS.

New Pronouncements

Comprehensive Income

In February 2013, the FASB issued an accounting standard update relating to improving the reporting of reclassifications out of accumulated other comprehensive income. The update would require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The update is effective for reporting periods beginning after December 15, 2012. We adopted this update on January 1, 2013.

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

Interest rate risk. We had outstanding borrowings on our Term Loan Facility and Revolving Credit Facility of $541.1 million as of March 31, 2013. The Term A Facility and the Revolving Credit Facility bear interest at LIBOR plus an applicable margin. The Term B Facility bears interest at LIBOR, subject to a floor of 1.25% plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of March 31, 2013, which bears interest at 8% per annum.

To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loans, would have resulted in an approximate $1.4 million increase to our interest expense for the three months ended March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse affect on our business, operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended March 31, 2013, we issued approximately 51,000 unregistered shares of our common stock in connection with stock option exercises with respect to options issued relating to our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.1 million in consideration in connection with these stock option exercises for the three months ended March 31, 2013.

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

Signature	Title	Date
/s/ JOHN A. BARDIS	Chairman of the Board of Directors and Chief Executive Officer	May 3, 2013
Name: John A. Bardis	(Principal Executive Officer)

/s/ CHARLES O. GARNER	Chief Financial Officer	May 3, 2013
Name: Charles O. Garner	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith