Form 10-Q
period 2013-06-30
MEDASSETS INC
filed 2013-08-02
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☒

As of July 25, 2013, the registrant had 61,193,821 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MedAssets, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$716	$13,734
Accounts receivable, net of allowances of $2,458 and $3,046 as of June 30, 2013 and December 31, 2012, respectively	95,569	96,346
Deferred tax asset, current portion	5,113	11,126
Prepaid expenses and other current assets	21,545	21,791

Total current assets	122,943	142,997
Property and equipment, net	151,994	134,361
Other long term assets
Goodwill	1,027,847	1,027,847
Intangible assets, net	297,547	330,163
Other	41,626	42,869

Other long term assets	1,367,020	1,400,879

Total assets	$1,641,957	$1,678,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$28,808	$25,487
Accrued revenue share obligation and rebates	78,087	74,274
Accrued payroll and benefits	29,819	40,085
Other accrued expenses	15,427	14,145
Deferred revenue, current portion	52,292	55,756
Current portion of notes payable	15,500	15,500
Current portion of finance obligation	244	233

Total current liabilities	220,177	225,480
Notes payable, less current portion	481,750	544,500
Bonds payable	325,000	325,000
Finance obligation, less current portion	8,916	9,046
Deferred revenue, less current portion	14,676	14,393
Deferred tax liability	117,037	125,394
Other long term liabilities	15,081	801

Total liabilities	1,182,637	1,244,614
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 61,032,000 and 59,324,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	610	593
Additional paid-in capital	701,323	688,431
Accumulated deficit	(242,613)	(255,401)

Total stockholders’ equity	459,320	433,623

Total liabilities and stockholders’ equity	$1,641,957	$1,678,237

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$70,502	$66,695	$147,021	$132,111
Other service fees	100,240	96,315	196,558	180,789

Total net revenue	170,742	163,010	343,579	312,900

Operating expenses:

Cost of revenue (inclusive of certain amortization expense)	37,496	34,730	71,764	66,013
Product development expenses	7,975	6,638	16,476	13,560
Selling and marketing expenses	20,285	19,178	34,027	33,726
General and administrative expenses	57,199	56,574	115,819	110,410
Acquisition and integration-related expenses	1,435	2,028	9,465	3,277
Depreciation	9,876	7,281	19,053	13,695
Amortization of intangibles	16,115	18,481	32,616	37,411

Total operating expenses	150,381	144,910	299,220	278,092

Operating income	20,361	18,100	44,359	34,808
Other income (expense):
Interest (expense)	(12,381)	(16,871)	(23,730)	(34,050)
Other income	276	228	317	335

Income before income taxes	8,256	1,457	20,946	1,093
Income tax expense (benefit)	3,172	(794)	8,158	(919)

Net income	$5,084	$2,251	$12,788	$2,012

Basic and diluted income per share:
Basic net income per share	$0.09	$0.04	$0.22	$0.04

Diluted net income per share	$0.08	$0.04	$0.21	$0.03

Weighted average shares—basic	59,387	57,174	59,198	57,102
Weighted average shares—diluted	60,665	58,678	60,628	58,637
Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012
Net income	$5,084	$2,251	$12,788	$2,012
Unrealized loss from hedging activities for the period	-	(661)	-	(1,158)
Income tax expense related to hedging activities for the period	-	228	-	415

Comprehensive income	$5,084	$1,818	$12,788	$1,269

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2013

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Par Value
	(In thousands)
Balances at December 31, 2012	59,324	$593	$688,431	$(255,401)	$433,623

Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	1,708	17	3,623	-	3,640
Stock compensation expense	-	-	7,422	-	7,422
Excess tax benefit from equity award exercises, net	-	-	1,847	-	1,847
Net income				12,788	12,788

Balances at June 30, 2013	61,032	$610	$701,323	$(242,613)	$459,320

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(In thousands)
Operating activities
Net income	$12,788	$2,012
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	-	275
Depreciation	20,222	14,512
Amortization of intangibles	32,616	37,689
Impairment of assets	2,403	-
(Gain) loss on sale of assets	(123)	338
Noncash stock compensation expense	7,422	5,015
Excess tax benefit from exercise of equity awards	(3,035)	(295)
Amortization of debt issuance costs	1,908	3,791
Noncash interest expense, net	239	270
Deferred income tax benefit	(2,560)	(1,384)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	1,077	9,984
Prepaid expenses and other assets	1,064	(3,136)
Other long-term assets	(311)	1,625
Accounts payable	(1,675)	(4,906)
Accrued revenue share obligations and rebates	3,813	528
Accrued payroll and benefits	(10,267)	(6,493)
Other accrued expenses and long-term liabilities	5,184	258
Deferred revenue	(3,181)	2,610

Cash provided by operating activities	67,584	62,693

Investing activities
Purchases of property, equipment and software, net	(5,328)	(7,892)
Capitalized software development costs	(18,861)	(20,208)

Cash used in investing activities	(24,189)	(28,100)

Financing activities
Borrowings from revolving credit facility	-	55,000
Repayment of notes payable	(62,750)	(28,175)
Repayment of finance obligations	(338)	(338)
Payment of deferred purchase consideration	-	(120,136)
Excess tax benefit from exercise of equity awards	3,035	295
Issuance of common stock, net of offering costs	3,640	1,796
Purchase of treasury shares	-	(600)

Cash used in financing activities	(56,413)	(92,158)

Net decrease in cash and cash equivalents	(13,018)	(57,565)
Cash and cash equivalents, beginning of period	13,734	62,947

Cash and cash equivalents, end of period	$716	$5,382

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

The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2012, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013.

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

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. In addition, we may periodically make voluntary repayments on our term loans. Cash and cash equivalents were $716 and $13,734 as of June 30, 2013 and December 31, 2012, respectively, and our swing-line balance was zero during those reporting periods. We had $10,000 outstanding on our revolving credit facility as of June 30, 2013 and December 31, 2012. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 5 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $216 as of June 30, 2013.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Comprehensive Income

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to improving the reporting of reclassifications out of accumulated other comprehensive income. The update would require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The update is effective for reporting periods beginning after December 15, 2012. We adopted this update on January 1, 2013.

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

Restructuring Activities

In connection with the Broadlane Acquisition, our management approved and initiated a plan to restructure our operations resulting in certain management, system and organizational changes within our SCM segment. In addition, our management approved and initiated a plan to restructure our operations resulting in certain management changes within our RCM segment and our corporate segment. During the three months ended June 30, 2013 and 2012, we expensed restructuring and exit and integration related costs of approximately $1,435 and $2,028, respectively. During the six months ended June 30, 2013 and 2012, we expensed restructuring and exit and integration related costs of approximately $9,465 and $3,277, respectively. These costs were attributable to management changes, restructuring activities of the acquired operations consisting of employee costs, system migration and standardization, facilities consolidation and other restructuring and integration costs. These costs are included within the acquisition and integration-related expenses line on the accompanying condensed consolidated statements of operations and comprehensive income.

As of June 30, 2013, the components of our restructuring plans are as follows:

—

Employee-related costs — we are reorganizing our workforce and eliminating redundant or unneeded positions in connection with our SCM, RCM and corporate business operations. During the three months ended June 30, 2013 and 2012, we expensed approximately $155 and $1,151 respectively. During the six months ended June 30, 2013 and 2012, we expensed approximately $237 and $1,841 respectively. The costs primarily related to severance, salaries relating to redundant positions, certain bonuses and other employee benefits in connection with these activities. As of June 30, 2013, we had approximately $305 included in current liabilities for these costs.

—

System migration and standardization — we are integrating and standardizing certain software platforms of the combined SCM business operations. During the three months ended June 30, 2013 and 2012, we expensed approximately $1,250 and $864 respectively. During the six months ended June 30, 2013 and 2012, we expensed approximately $2,274 and $1,396 respectively. The costs primarily related to consulting and other third-party services in connection with these activities. As of June 30, 2013, we had approximately $236 included in current liabilities for these costs. In addition, we had non-cash adjustments of ($389) for the write-off of impaired development projects related to the Broadlane acquisition.

—

Facilities consolidation — in March 2013, we exited our existing SCM and RCM leased facilities in Plano, Texas and began occupying a new leased facility comprised of approximately 231,000 square feet of office space together with certain surface parking areas in Plano, Texas. The lease term of the new facility commenced on March 1, 2013 and has an initial term of fifteen years plus an option to extend the lease term for up to ten years. In connection with the lease, the landlord provided a tenant allowance that was used for certain improvements to the facility amounting to $10,378, with $10,144 included in property and equipment on our condensed consolidated balance sheet as of June 30, 2013. We had approximately $692 included in other accrued expenses and $9,455 included in other long term liabilities associated with this allowance as of June 30, 2013. The liability will be recognized ratably as a reduction to rent expense over the term of the lease. We did not receive or pay any cash related to the tenant allowance and therefore the amount is not reflected in our condensed consolidated statement of cash flows for the six months ended June 30, 2013.

In connection with the facility consolidation, we expensed approximately $6,954, relating to exit costs (inclusive of estimated sub-lease income) to vacate our previous SCM and RCM leased facilities in Plano, Texas. Certain amounts included in these exit costs were based on management’s best estimate of fair value of the sub-lease income that we expect to receive and it is reasonably possible that those estimates of sub-lease income will be reduced or increased significantly; and accordingly, actual results could differ materially from these estimates.

In addition, we had non-cash adjustments of $613 comprised of: (i) accrued rent of $1,669 related to the previously leased facilities; and (ii) the write-off of certain related facility assets of ($1,056). As of June 30, 2013, we had approximately $1,749 included in current liabilities and $4,801 included in long term liabilities for these costs.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following table summarizes the details of the Company’s restructuring activities during the six months ended June 30, 2013:

	Employee-related costs	System migration and integration	Facility consolidation	Total
Restructuring Reserve
Accrued, December 31, 2012	$995	$305	$132	$1,432
Charges incurred	237	2,274	6,954	9,465
Adjustments	-	(389)	613	224
Cash payments	(927)	(1,954)	(1,149)	(4,030)

Accrued, June 30, 2013	$305	$236	$6,550	$7,091

4.	DEFERRED REVENUE

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

The following table summarizes the deferred revenue categories and balances as of:

	June 30, 2013	December 31, 2012
Software and implementation fees	$26,036	$24,468
Service fees	27,217	26,135
Administrative fees	12,614	14,672
Other fees	1,101	4,874

Deferred revenue, total	66,968	70,149
Less: Deferred revenue, current portion	(52,292)	(55,756)

Deferred revenue, non-current portion	$14,676	$14,393

As of June 30, 2013 and December 31, 2012, deferred revenue included in our condensed consolidated balance sheets that was contingent upon meeting performance targets was $2,839 and $8,284, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target as determined by the customer arrangement.

5. NOTES AND BONDS PAYABLE

The balances of our notes and bonds payable are summarized as follows as of:

	June 30, 2013	December 31, 2012
Term A facility	$243,750	$250,000
Term B facility	243,500	300,000
Revolving credit facility	10,000	10,000

Total notes payable	497,250	560,000
Bonds payable	325,000	325,000

Total notes and bonds payable	822,250	885,000
Less: current portions	(15,500)	(15,500)

Total long-term notes and bonds payable	$806,750	$869,500

Notes Payable

As of June 30, 2013, our long-term notes payable consists of a Term A Facility, a Term B Facility and a revolving credit facility, each with an outstanding balance of $243,750, $243,500 and $10,000, respectively. We have classified the $10,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of December 13, 2017. No amounts were drawn on our swing line loan, which resulted in approximately $189,000 of availability under our revolving credit facility inclusive of the swing line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of June 30, 2013. During the six months ended June 30, 2013, we made scheduled principal payments of $7,750 on our Term A and Term B Facility in addition to $55,000 in voluntary prepayments from available free cash flow on our Term B Facility. The applicable weighted average interest rates (inclusive of the applicable bank margin) on our Term A Facility, Term B Facility and Revolving Credit Facility at June 30, 2013 were 2.64%, 4.00% and 2.64%, respectively.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

We are a party to a credit agreement with JP Morgan Chase Bank, N.A and other financial institutions named therein, dated December 13, 2012. The credit agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The credit agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The credit agreement contains certain customary representations and warranties, affirmative covenants and events of default, including but not limited to payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the credit agreement to be in full force and effect and changes of control. The Company was in compliance with these covenants as of June 30, 2013.

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of June 30, 2013.

The Company has the option to redeem the Notes as follows: (i) at any time prior to November 15, 2014, the Company may redeem all or part of the Notes at a redemption price equal to 100% of the principal amount plus the applicable premium (as defined in the Indenture); (ii) at any time prior to November 15, 2013, the Company may redeem up to 35% of the aggregate principal amount of the Notes issued with the cash proceeds of one or more equity offerings at a redemption price of 108% of the principal amount, provided that: (A) at least 65% of the aggregate original principal amount of the Notes remains outstanding immediately after each such redemption; and (B) the redemption occurs within 60 days after the closing of such equity offering; and (iii) on and after November 15, 2014, the Company may redeem all or a part of the Notes, at the following redemption prices:

Year	Percentage
2014	104%
2015	102%
2016 and thereafter	100%

The Notes also contain a redemption feature that would require the repurchase of 101% of the aggregate principal amount plus accrued and unpaid interest at the option of the holders upon a change in control.

As of June 30, 2013, the Company’s 8% senior notes due 2018 were trading at 106.00% of par value (Level 1).

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Debt Issuance Costs

As of June 30, 2013, we had approximately $19,165 of debt issuance costs related to our credit agreement and Notes which will be amortized into interest expense generally using the effective interest method until the applicable maturity date. For the three months ended June 30, 2013 and 2012, we recognized $955 and $1,886, respectively, in interest expense related to the amortization of debt issuance costs. For the six months ended June 30, 2013 and 2012, we recognized $1,908 and $3,791, respectively, in interest expense related to the amortization of debt issuance costs.

Debt Maturity Table

The following table summarizes our stated debt maturities and scheduled principal repayments as of June 30, 2013:

Year	Term A Facility	Term B Facility	Revolving Credit Facility	Senior Unsecured Notes	Total
2013	$6,250	$1,500	$-	$-	$7,750	(1)
2014	12,500	3,000	-	-	15,500
2015	18,750	3,000	-	-	21,750
2016	25,000	3,000	-	-	28,000
2017	181,250	3,000	10,000	-	194,250
Thereafter	-	230,000	-	325,000	555,000

	$243,750	$243,500	$10,000	$325,000	$822,250

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2013.

Total interest paid (net of amounts capitalized) on our notes and bonds payable during the six months ended June 30, 2013 and 2012 was approximately $23,577 and $29,287 respectively.

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

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of June 30, 2013, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

7.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

During the six months ended June 30, 2013, we issued approximately 609,000 shares of common stock in connection with employee stock option and stock-settled stock appreciation right (or “SSAR”) exercises for net exercise proceeds of $3,640.

Share-Based Compensation

As of June 30, 2013, we had restricted common stock, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of June 30, 2013, we had approximately 4,314,000 shares reserved (inclusive of equity award forfeitures) and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan (“LTPIP”). The increase in shares available for grant was primarily attributable to an amendment to our LTPIP that authorized for issuance an additional 2,600,000 shares. The amendment was approved during our annual stockholders meeting on June 13, 2013.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The total share-based compensation expense related to equity awards was $4,011 and $2,456 for the three months ended June 30, 2013 and 2012, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $1,501 and $923 for the three months ended June 30, 2013 and 2012, respectively.

The total share-based compensation expense related to equity awards was $7,422 and $5,015 for the six months ended June 30, 2013 and 2012, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $2,778 and $1,884 for the six months ended June 30, 2013 and 2012, respectively. There were no capitalized share-based compensation expenses during the three and six months ended June 30, 2013.

Total share-based compensation expense (inclusive of restricted common stock, SSARs and common stock options) for the three and six months ended June 30, 2013 and 2012 as reflected in our condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Cost of revenue	$1,463	$362	$2,176	$863
Product development	225	(4)	343	89
Selling and marketing	590	329	969	787
General and administrative	1,733	1,769	3,934	3,276

Total share-based compensation expense	$4,011	$2,456	$7,422	$5,015

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

Employee Stock Purchase Plan

In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. For the six months ended June 30, 2013 and 2012, we purchased approximately 11,700 shares and 15,000 shares of our common stock under the Plan which amounted to approximately $205 and $204, respectively.

Equity Award Grants

Information regarding equity awards for the six months ended June 30, 2013 is as follows:

Restricted Common Stock Awards

In 2013, our Board of Directors and Compensation, Governance and Nominating Committee approved an equity grant for certain eligible employees consisting of service-based and performance-based restricted shares. The purpose of the equity grant is to assist the Company in attracting, retaining, motivating, and rewarding certain individuals of the Company. The equity grant is intended to promote the creation of long-term value for stockholders of the Company by closely aligning the interests of such individuals with those of the stockholders. The total approved equity grant amounted to approximately 1,160,000 restricted shares with a grant date fair value of $18.34 per share and was comprised of: (i) 50,000 service-based restricted shares that vest ratably each month through December 31, 2013; (ii) 435,000 service-based restricted shares that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2014; (iii) 337,500 performance-based restricted shares using a net revenue performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2014 provided the performance metric is achieved; and (iv) 337,500 performance-based restricted shares using an adjusted EBITDA performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2014 provided the performance metric is achieved.

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

During the six months ended June 30, 2013, an additional 24,000 service-based restricted shares were granted. The shares vest annually over three years with the first annual vest date beginning on June 1, 2014. The grant date fair value of each restricted common stock share was $18.06.

During the six months ended June 30, 2013, we received approximately 45,000 restricted shares that were surrendered from equity awards holders to settle their associated tax liability from shares that vested during the quarter.

During the six months ended June 30, 2013, approximately 40,000 shares of restricted common stock were forfeited.

As of June 30, 2013, there was approximately $19,315 of total unrecognized compensation expense related to all unvested restricted common stock awards that will be recognized over a weighted-average period of 1.3 years.

SSAR Awards

During the six months ended June 30, 2013, we granted approximately 3,000 SSARs which have a service vesting period of five years. The weighted-average grant date base price of each SSAR was $16.77 and the weighted-average grant date fair value of each SSAR granted during the six months ended June 30, 2013 was $7.15.

During the six months ended June 30, 2013, approximately 196,000 SSARs were forfeited.

As of June 30, 2013, there was approximately $3,880 of total unrecognized compensation expense related to all unvested SSARs that will be recognized over a weighted-average period of 1.6 years.

Common Stock Option Awards

During the six months ended June 30, 2013, we did not grant any stock option awards.

During the six months ended June 30, 2013, approximately 52,000 stock option awards were forfeited.

As of June 30, 2013, there was approximately $128 of total unrecognized compensation expense related to all outstanding stock option awards that will be recognized over a weighted-average period of 1 year.

8.	INCOME TAXES

Income tax expense recorded during the three and six months ended June 30, 2013 reflected an effective income tax rate of 38.4% and 38.9%, respectively. During the three months ended June 30, 2012, we restructured several subsidiaries to reflect the integration of the Broadlane acquisition into our operations. This restructuring required us to recognize a reduction in our state income tax rate and as a result, we recognized a $1,400 discrete tax benefit during the three months ended June 30, 2012. Accordingly, income tax benefit recorded during the three and six months ended June 30, 2012 reflected an effective income tax rate of (54.5%) and (84.1%), respectively.

9.	INCOME PER SHARE

We calculate earnings per share (or “EPS”) in accordance with GAAP relating to earnings per share. Basic EPS is calculated by dividing reported net income by the weighted-average number of common shares outstanding for the reported period following the two-class method. Diluted EPS reflects the potential dilution that could occur if our stock options, stock-settled stock appreciation rights, unvested restricted stock and stock warrants were exercised and converted into our common shares during the reporting periods.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,
	2013	2012
Numerator for Basic and Diluted Income Per Share:
Net income	5,084	2,251
Denominator for basic income per share weighted average shares	59,387,000	57,174,000
Effect of dilutive securities:
Stock options	579,000	869,000
Stock-settled stock appreciation rights	262,000	3,000
Restricted stock and stock warrants	437,000	632,000

Denominator for diluted income per share—adjusted weighted average shares and assumed conversions	60,665,000	58,678,000
Basic income per share:
Basic net income from continuing operations	$0.09	$0.04

Diluted net income per share:
Diluted net income from continuing operations	$0.08	$0.04

	Six Months Ended June 30,
	2013	2012
Numerator for Basic and Diluted Income Per Share:
Net income	12,788	2,012
Denominator for basic income per share weighted average shares	59,198,000	57,102,000
Effect of dilutive securities:
Stock options	671,000	900,000
Stock-settled stock appreciation rights	307,000	3,000
Restricted stock and stock warrants	452,000	632,000

Denominator for diluted income per share—adjusted weighted average shares and assumed conversions	60,628,000	58,637,000
Basic income per share:
Basic net income from continuing operations	$0.22	$0.04

Diluted net income per share:
Diluted net income from continuing operations	$0.21	$0.03

During the three and six months ended June 30, 2013 and 2012, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the periods presented.

The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Stock options	6,000	100,000	2,000	100,000
Stock-settled stock appreciation rights	93,000	1,194,000	71,000	1,198,000
Restricted stock and stock warrants	-	-	-	-

Total	99,000	1,294,000	73,000	1,298,000

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

The following tables represent our results of operations, by segment, for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$115,488	$-	$-	$115,488
Revenue share obligation(1)	(44,986)	-	-	(44,986)
Other service fees	34,806	65,434	-	100,240

Total net revenue	105,308	65,434	-	170,742
Total operating expenses	82,708	55,884	11,789	150,381

Operating income (loss)	22,600	9,550	(11,789)	20,361
Interest expense	-	-	(12,381)	(12,381)
Other (expense) income	(5)	2	279	276

Income (loss) before income taxes	$22,595	$9,552	$(23,891)	$8,256
Income tax expense (benefit)	8,700	3,693	(9,221)	3,172

Net income (loss)	13,895	5,859	(14,670)	5,084

Segment Adjusted EBITDA	$42,942	$17,022	$(7,427)	$52,537

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	As of June 30, 2013
	SCM	RCM	Corporate	Total
Financial Position:
Accounts receivable, net	$43,866	$51,631	$72	$95,569
Other assets	977,988	499,929	68,471	1,546,388

Total assets	1,021,854	551,560	68,543	1,641,957
Accrued revenue share obligation	78,087	-	-	78,087
Deferred revenue	26,594	40,374	-	66,968
Notes payable	-	-	497,250	497,250
Bonds payable	-	-	325,000	325,000
Other liabilities	26,967	38,329	150,036	215,332

Total liabilities	$131,648	$78,703	$972,286	$1,182,637

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2012
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$107,512	$-	$-	$107,512
Revenue share obligation(1)	(40,817)	-	-	(40,817)
Other service fees	35,420	60,895	-	96,315

Total net revenue	102,115	60,895	-	163,010
Total operating expenses	77,173	56,011	11,726	144,910

Operating income (loss)	24,942	4,884	(11,726)	18,100
Interest expense	-	-	(16,871)	(16,871)
Other income	1	1	226	228

Income (loss) before income taxes	$24,943	$4,885	$(28,371)	$1,457
Income tax expense (benefit)	8,385	1,851	(11,030)	(794)

Net income (loss)	16,558	3,034	(17,341)	2,251

Segment Adjusted EBITDA	$44,558	$12,079	$(7,631)	$49,006

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	Six Months Ended June 30, 2013
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$236,124	$-	$-	$236,124
Revenue share obligation(1)	(89,103)	-	-	(89,103)
Other service fees	67,795	128,763	-	196,558

Total net revenue	214,816	128,763	-	343,579
Total operating expenses	164,397	111,577	23,246	299,220

Operating income (loss)	50,419	17,186	(23,246)	44,359
Interest expense	-	-	(23,730)	(23,730)
Other (expense) income	(28)	(30)	375	317

Income (loss) before income taxes	$50,391	$17,156	$(46,601)	$20,946
Income tax expense (benefit)	19,623	6,681	(18,146)	8,158

Net income (loss)	30,768	10,475	(28,455)	12,788

Segment Adjusted EBITDA	$96,654	$31,712	$(14,183)	$114,183

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	Six Months Ended June 30, 2012
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$212,016	$-	$-	$212,016
Revenue share obligation(1)	(79,905)	-	-	(79,905)
Other service fees	63,269	117,520	-	180,789

Total net revenue	195,380	117,520	-	312,900
Total operating expenses	148,223	108,191	21,678	278,092

Operating income (loss)	47,157	9,329	(21,678)	34,808
Interest expense	-	-	(34,050)	(34,050)
Other (expense) income	(21)	3	353	335

Income (loss) before income taxes	$47,136	$9,332	$(55,375)	$1,093
Income tax expense (benefit)	17,575	3,748	(22,242)	(919)

Net income (loss)	29,561	5,584	(33,133)	2,012

Segment Adjusted EBITDA	$86,506	$23,697	$(14,791)	$95,412

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
SCM Adjusted EBITDA	$42,942	$44,558	$96,654	$86,506
RCM Adjusted EBITDA	17,022	12,079	31,712	23,697

Total reportable Segment Adjusted EBITDA	59,964	56,637	128,366	110,203
Depreciation	(7,170)	(4,876)	(13,646)	(9,235)
Depreciation (included in cost of revenue)	(571)	(407)	(1,169)	(817)
Amortization of intangibles	(16,115)	(18,481)	(32,616)	(37,411)
Amortization of intangibles (included in cost of revenue)	-	(139)	-	(278)
Interest expense, net of interest income(1)	-	5	-	5
Income tax expense	(12,395)	(10,237)	(26,305)	(21,323)
Share-based compensation expense(2)	(2,524)	(882)	(3,922)	(2,722)
Acquisition and integration-related expenses(3)	(1,435)	(2,028)	(9,465)	(3,277)

Total reportable segment net income	19,754	19,592	41,243	35,145
Corporate net loss	(14,670)	(17,341)	(28,455)	(33,133)

Consolidated net income	$5,084	$2,251	$12,788	$2,012

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statements of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(3)	Represents the amount attributable to acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs. We may incur costs in future periods related to our plans including but not limited to aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

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

On December 13, 2012, we terminated our two floating-to-fixed rate LIBOR-based forward starting interest rate swaps, originally entered into on May 5, 2011. The swaps were originally scheduled to fully terminate by February 2015. Such early termination was deemed to be a termination of all future obligations between us and each counterparty. In consideration of the early termination, we paid a total of $8,209 to the counterparties on December 17, 2012. We have no assets or liabilities remaining on our condensed consolidated balance sheet with respect to these interest rate swaps as of June 30, 2013 and December 31, 2012, respectively. For the three and six months ended June 30, 2012, the effects of the derivative instruments designated as cash flow hedges on income and AOCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives designated as cash flow hedges	2013	2012	2013	2012
Total unrealized loss recognized in other comprehensive income - interest rate contracts	$-	$(433)	$-	$(743)

12.	FAIR VALUE MEASUREMENTS

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

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The Audit Committee of the Board of Directors reviews such usage of the airplane annually. During the six months ended June 30, 2013 and 2012, we incurred charges of $1,130 and $1,117, respectively, related to transactions with Mr. Bardis.

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

The table below highlights our primary results of operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	Change		2013	2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(Unaudited, in millions)				(Unaudited, in millions)
Gross fees(1)	$215.7	$203.8	$11.9	5.8%	$432.7	$392.8	$39.9	10.2%
Revenue share obligation(1)	(45.0)	(40.8)	(4.2)	10.3	(89.1)	(79.9)	(9.2)	11.5

Total net revenue	170.7	163.0	7.7	4.7	343.6	312.9	30.7	9.8
Operating income	20.4	18.1	2.3	12.7	44.4	34.8	9.6	27.6
Net income	$5.1	$2.2	$2.9	131.8%	$12.8	$2.0	$10.8	540.0%
Adjusted EBITDA(1)	$52.5	$49.0	$3.5	7.1%	$114.2	$95.4	$18.8	19.7%
Adjusted EBITDA margin(1)	30.8%	30.1%			33.2%	30.5%
Adjusted EPS(1)	$0.30	$0.28	$0.02	7.1%	$0.71	$0.51	$0.20	39.2%

The increases in non-GAAP gross fees and total net revenue during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 were primarily attributable to:

—	growth in our SCM segment primarily from our vendor administrative fees; and

—	growth in our RCM segment from an increase in our subscription services related to our revenue cycle technology tools in addition to an increase in our revenue cycle services.

The increases in non-GAAP gross fees and total net revenue during the six months ended June 30, 2013 compared to the six months ended June 30, 2012 were primarily attributable to:

—

growth in our SCM segment from our vendor administrative fees and medical device consulting and strategic sourcing services as well as a higher amount of revenue related to achievement of certain client financial performance targets earned during the year; and

—	growth in our RCM segment from an increase in our subscription services related to our revenue cycle technology tools in addition to an increase in our revenue cycle services.

The increase in operating income during the three months ended June 30, 2013 compared to the three months ended June 30, 2012, was primarily attributable to the growth in net revenue discussed above partially offset by the following operating expenses:

—	increased cost of revenue within our SCM segment attributable to a higher percentage of net revenue being derived from service-based engagements;

—	higher operating expenses related to increased compensation expense for new and existing personnel, inclusive of performance-based incentive and share-based compensation expense; and

—	an increase in depreciation expense from additions of property and equipment including purchased software and internally developed software.

The increase in operating income during the six months ended June 30, 2013 compared to the six months ended June 30, 2012, was primarily attributable to the growth in net revenue discussed above (inclusive of higher performance-related fee revenue during the period) partially offset by the following operating expenses:

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

For the three months ended June 30, 2013, increases in consolidated non-GAAP adjusted EBITDA and consolidated non-GAAP adjusted EBITDA margin compared to the three months ended June 30, 2012 were primarily attributable to the net revenue increase discussed above in both SCM and RCM partially offset by higher cost of revenue within our SCM segment.

For the six months ended June 30, 2013, increases in consolidated non-GAAP adjusted EBITDA and consolidated non-GAAP adjusted EBITDA margin compared to the six months ended June 30, 2012 were primarily attributable to the net revenue increase discussed above in both SCM (inclusive of an increase in performance fees recognized during the period) and RCM partially offset by an increase in cost of revenue.

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

Results of Operations

Consolidated Tables

The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$ 115,488	$ 107,512	$ 236,124	$ 212,016
Revenue share obligation(1)	(44,986)	(40,817)	(89,103)	(79,905)
Other service fees	34,806	35,420	67,795	63,269

Total Spend and Clinical Resource Management	105,308	102,115	214,816	195,380
Revenue Cycle Management	65,434	60,895	128,763	117,520

Total net revenue	170,742	163,010	343,579	312,900
Operating expenses:
Spend and Clinical Resource Management	82,708	77,173	164,397	148,223
Revenue Cycle Management	55,884	56,011	111,577	108,191

Total segment operating expenses	138,592	133,184	275,974	256,414
Operating income
Spend and Clinical Resource Management	22,600	24,942	50,419	47,157
Revenue Cycle Management	9,550	4,884	17,186	9,329

Total segment operating income	32,150	29,826	67,605	56,486
Corporate expenses(2)	11,789	11,726	23,246	21,678

Operating income	20,361	18,100	44,359	34,808
Other income (expense):
Interest expense	(12,381)	(16,871)	(23,730)	(34,050)
Other income	276	228	317	335

Income before income taxes	8,256	1,457	20,946	1,093
Income tax expense (benefit)	3,172	(794)	8,158	(919)

Net income	5,084	2,251	12,788	2,012
Reportable segment adjusted EBITDA(3):
Spend and Clinical Resource Management	42,942	44,558	96,654	86,506
Revenue Cycle Management	$17,022	$12,079	$31,712	$23,697
Reportable segment adjusted EBITDA margin(4):
Spend and Clinical Resource Management	40.8%	43.6%	45.0%	44.3%
Revenue Cycle Management	26.0%	19.8%	24.6%	20.2%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of the corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended June 30, 2013 and June 30, 2012

	Three Months Ended June 30,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$115,488	67.6%	$107,512	66.0%	$7,976	7.4%
Revenue share obligation(1)	(44,986)	(26.3)	(40,817)	(25.0)	(4,169)	10.2
Other service fees	34,806	20.4	35,420	21.7	(614)	(1.7)

Total Spend and Clinical Resource Management	105,308	61.7	102,115	62.6	3,193	3.1
Revenue Cycle Management	65,434	38.3	60,895	37.4	4,539	7.5

Total net revenue	$170,742	100.0%	$163,010	100.0%	$7,732	4.7%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the three months ended June 30, 2013 was $170.7 million, an increase of approximately $7.7 million, or 4.7%, from total net revenue of $163.0 million for the three months ended June 30, 2012. The increase in total net revenue was comprised of a $3.2 million increase in SCM revenue and a $4.5 million increase in RCM revenue. For the three months ended June 30, 2013 and 2012, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 1.2% and 3.1%, respectively. Revenue may fluctuate significantly from period to period based upon achieving and thereof receiving client acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the three months ended June 30, 2013 was $105.3 million, an increase of $3.2 million, or 3.1%, from net revenue of $102.1 million for the three months ended June 30, 2012. The increase was the result of an increase in gross administrative fees of $8.0 million, or 7.4%, partially offset by an approximate $4.2 million increase in non-GAAP revenue share obligation, and a decrease in other service fees of $0.6 million.

—

Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $8.0 million, or 7.4%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized under our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—

Revenue share obligation. Non-GAAP revenue share obligation increased $4.2 million, or 10.2%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 39.0% and 38.0% for the three months ended June 30, 2013 and 2012, respectively. The increase was attributable in part to lower performance-related fees received (with no associated revenue share obligation) compared to the prior quarter. We may experience fluctuations in our revenue share ratio based on the mix of clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements.

—

Other service fees. The $0.6 million, or 1.7%, decrease in other service fees primarily related to lower revenues from medical device consulting and strategic sourcing services due to lower performance-related fee revenue during the period. In addition, we recorded $5.3 million in revenue associated with our annual client and vendor meeting for the three months ended June 30, 2013 compared to $5.1 million for the three months ended June 30, 2012.

Revenue Cycle Management net revenue. RCM net revenue for the three months ended June 30, 2013 was $65.4 million, an increase of $4.5 million, or 7.5%, from net revenue of $60.9 million for the three months ended June 30, 2012. The increase was attributable to a $2.7 million increase in revenue from our revenue cycle technology tools and a $1.8 million increase in revenue from our comprehensive revenue cycle service engagements. As we engage new clients, renew with existing clients and complete existing contracts, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Three Months Ended June 30,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$37,496	22.0%	$34,730	21.3%	$2,766	8.0%
Product development expenses	7,975	4.7	6,638	4.1	1,337	20.1
Selling and marketing expenses	20,285	11.9	19,178	11.8	1,107	5.8
General and administrative expenses	57,199	33.5	56,574	34.7	625	1.1
Acquisition and integration-related expenses	1,435	0.8	2,028	1.2	(593)	(29.2)
Depreciation	9,876	5.8	7,281	4.5	2,595	35.6
Amortization of intangibles	16,115	9.4	18,481	11.3	(2,366)	(12.8)

Total operating expenses	150,381	88.1	144,910	88.9	5,471	3.8
Operating expenses by segment:
Spend and Clinical Resource Management	82,708	48.4	77,173	47.3	5,535	7.2
Revenue Cycle Management	55,884	32.7	56,011	34.4	(127)	(0.2)

Total segment operating expenses	138,592	81.2	133,184	81.7	5,408	4.1
Corporate expenses	11,789	6.9	11,726	7.2	63	0.5

Total operating expenses	$150,381	88.1%	$144,910	88.9%	$5,471	3.8%

Cost of revenue. Cost of revenue for the three months ended June 30, 2013 was $37.5 million, or 22.0% of total net revenue, an increase of $2.8 million, or 8.0%, from cost of revenue of $34.7 million, or 21.3% of total net revenue, for the three months ended June 30, 2012. The increase was primarily attributable to an increase in service-related engagements in our SCM segment, which resulted in a higher cost of revenue since these activities are more labor intensive. In addition, for our engagements that involve achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our clients. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the three months ended June 30, 2013 were $8.0 million, or 4.7% of total net revenue, an increase of $1.3 million, or 20.1%, from product development expenses of $6.6 million, or 4.1% of total net revenue, for the three months ended June 30, 2012. The increase was primarily attributable to a $1.0 million increase in compensation expense relating to new and existing employees; and a $0.2 million increase in share-based compensation. Our product development capitalization rate for the three months ended June 30, 2013 and 2012, was 57.0% and 62.7%, respectively.

We may experience fluctuations in our capitalization rate due to the timing of our product development investments associated with: (i) integration-related activities in connection with integrating the operations of Broadlane with our existing operations; and (ii) investments in product development due to new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2013 were $20.3 million, or 11.9% of total net revenue, an increase of $1.1 million, or 5.8%, from selling and marketing expenses of $19.2 million, or 11.8% of total net revenue, for the three months ended June 30, 2012. The increase was attributable to a $0.4 million increase in expenses associated with our client and vendor meeting; a $0.4 million increase in advertising expense; and a $0.3 million increase in share-based compensation. Total expenses related to our client and vendor meeting amounted to $6.6 million and $6.2 million for the three months ended June 30, 2013 and 2012, respectively.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2013 were $57.2 million, or 33.5% of total net revenue, an increase of $0.6 million, or 1.1%, from general and administrative expenses of $56.6 million, or 34.7% of total net revenue, for the three months ended June 30, 2012. The increase was attributable to a $2.4 million increase in compensation expense to new and existing employees; and a $0.5 million increase in telecommunications expense. The increase was partially offset by a $1.1 million decrease in professional fees; a $0.5 million decrease in other operating infrastructure expense; a $0.4 million decrease in transportation expense; and a $0.3 million decrease in rent expense.

Acquisition-related expenses. Acquisition and integration-related expenses for the three months ended June 30, 2013 were $1.4 million, or 0.8% of total net revenue, a decrease of $0.6 million, or 29.2%, from acquisition-related expenses of $2.0 million, or 1.2% of total net revenue, for the three months ended June 30, 2012. The decrease was attributable to lower costs relating to severance, retention and salaries relating to redundant positions. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the three months ended June 30, 2013 was $9.9 million, or 5.8% of total net revenue, an increase of $2.6 million, or 35.6%, from depreciation of $7.3 million, or 4.5% of total net revenue, for the three months ended June 30, 2012. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the three months ended June 30, 2013 was $16.1 million, or 9.4% of total net revenue, a decrease of $2.4 million, or 12.8%, from amortization of intangibles of $18.5 million, or 11.3% of total net revenue, for the three months ended June 30, 2012. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the three months ended June 30, 2013 were $82.7 million, or 48.4% of total net revenue, an increase of $5.5 million, or 7.2%, from approximately $77.2 million, or 47.3% of total net revenue for the three months ended June 30, 2012. As a percentage of SCM segment net revenue, segment expenses were 78.5% and 75.6% for the three months ended June 30, 2013 and 2012, respectively.

The increase was primarily attributable to a $3.9 million increase in cost of revenue in connection with higher direct labor costs; a $1.6 million increase in compensation expense to new and existing employees; a $1.4 million increase in share-based compensation; a $1.0 million increase in depreciation expense; a $0.4 million increase in expenses associated with our client and vendor meetings; and a $0.2 million increase in other operating infrastructure expense. The increase was partially offset by a $1.2 million decrease in the amortization of intangibles as certain intangible assets reached the end of their useful life; a $0.8 million decrease in professional fees; a $0.6 million decrease in integration and restructuring costs associated with the Broadlane Acquisition, including exit costs associated with our facilities consolidation, severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; and a $0.4 million decrease in telecommunications expense.

Revenue Cycle Management expenses. RCM operating expenses for the three months ended June 30, 2013 were $55.9 million, or 32.7% of total net revenue, a decrease of $0.1 million, or 0.2%, from $56.0 million, or 34.4% of total net revenue, for the three months ended June 30, 2012. As a percentage of RCM segment net revenue, segment expenses were 85.4% and 92.0% for the three months ended June 30, 2013 and 2012, respectively.

The decrease was primarily attributable to a $2.2 million decrease in cost of revenue; a $1.2 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life; and a $0.3 million decrease in professional fees. The decrease was partially offset by of a $1.4 million increase in telecommunications expense; a $1.2 million increase in depreciation expense; and a $1.0 million increase in compensation expense to new and existing employees.

Corporate expenses. Corporate expenses for the three months ended June 30, 2013 were $11.8 million, an increase of $0.1 million, or 0.5%, from $11.7 million for the three months ended June 30, 2012, or 6.9% and 7.2% of total net revenue, respectively. The increase in corporate expenses was attributable to a $1.0 million increase in compensation expense to new and existing employees; and a $0.3 million increase in depreciation expense. The increase was partially offset by a $0.5 million decrease in telecommunications expense; a $0.4 million decrease in other operating infrastructure expense; and a $0.3 million decrease in transportation expense.

Non-operating Expenses

Interest expense. Interest expense for the three months ended June 30, 2013 was $12.4 million, a decrease of $4.5 million from interest expense of $16.9 million for the three months ended June 30, 2012. The decrease in interest expense was primarily due to a lower level of indebtedness compared to the prior period and a lower weighted average interest rate on our credit facility due to the debt refinancing in 2012. As of June 30, 2013, we had total indebtedness of $822.2 million compared to $885.0 million as of December 31, 2012. See Note 5 of the Notes to our Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the three months ended June 30, 2013 and 2012 was $0.3 million and $0.2 million, respectively, comprised mainly of rental income.

Income tax expense (benefit). Income tax expense for the three months ended June 30, 2013 was $3.2 million, an increase of $4.0 million from an income tax benefit of $0.8 million for the three months ended June 30, 2012, which was primarily attributable to increased income before taxes. Income tax expense recorded during the three months ended June 30, 2013 reflected an effective income tax rate of 38.4%. Income tax benefit recorded during the three months ended June 30, 2012 reflected an effective income tax rate of (54.5%). During the three months ended June 30, 2012, we restructured several subsidiaries to reflect the integration of the Broadlane acquisition into our operations. This restructuring required us to recognize a reduction in our state income tax rate and as a result, we recognized a $1.4 million discrete tax benefit during the three months ended June 30, 2012.

Comparison of the Six Months Ended June 30, 2013 and June 30, 2012

	Six Months Ended June 30,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$236,124	68.7%	$212,016	67.8%	$24,108	11.4%
Revenue share obligation(1)	(89,103)	(25.9)	(79,905)	(25.5)	(9,198)	11.5
Other service fees	67,795	19.7	63,269	20.2	4,526	7.2

Total Spend and Clinical Resource Management	214,816	62.5	195,380	62.4	19,436	9.9
Revenue Cycle Management	128,763	37.5	117,520	37.6	11,243	9.6

Total net revenue	$343,579	100.0%	$312,900	100.0%	$30,679	9.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the six months ended June 30, 2013 was $343.6 million, an increase of approximately $30.6 million, or 9.8%, from total net revenue of $312.9 million for the six months ended June 30, 2012. The increase in total net revenue was comprised of a $19.4 million increase in SCM revenue and an $11.2 million increase in RCM revenue. For the six months ended June 30, 2013 and 2012, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 3.8% and 3.2%, respectively. Revenue may fluctuate significantly from period to period based upon achieving and thereof receiving client acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the six months ended June 30, 2013 was $214.8 million, an increase of $19.4 million, or 9.9%, from net revenue of $195.4 million for the six months ended June 30, 2012. The increase was the result of an increase in gross administrative fees of $24.1 million, or 11.4%, partially offset by an approximate $9.2 million increase in non-GAAP revenue share obligation, and an increase in other service fees of $4.5 million.

—

Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $24.1 million, or 11.4%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized under our manufacturer and distributor contracts. In addition, we received a higher amount of performance-related fee revenue during the year. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—

Revenue share obligation. Non-GAAP revenue share obligation increased $9.2 million, or 11.5%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 37.7% for the six months ended June 30, 2013 and 2012. We may experience fluctuations in our revenue share ratio based on the mix of clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements.

—

Other service fees. The $4.5 million, or 7.2%, increase in other service fees primarily related to higher revenues from medical device consulting and strategic sourcing services due to an increased number of engagements from new and existing clients. In addition, we received a higher amount of performance-related fee revenue during the year. In addition, we recorded $5.4 million in revenue associated with our annual client and vendor meeting for the six months ended June 30, 2013 compared to $5.1 million for the six months ended June 30, 2012.

Revenue Cycle Management net revenue. RCM net revenue for the six months ended June 30, 2013 was $128.8 million, an increase of $11.2 million, or 9.6%, from net revenue of $117.5 million for the six months ended June 30, 2012. The increase was attributable to a $6.0 million increase in revenue from our revenue cycle technology tools and a $5.2 million increase in revenue from our comprehensive revenue cycle service engagements. As we engage new clients, renew with existing clients and complete existing contracts, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Six Months Ended June 30,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$71,764	20.9%	$66,013	21.1%	$5,751	8.7%
Product development expenses	16,476	4.8	13,560	4.3	2,916	21.5
Selling and marketing expenses	34,027	9.9	33,726	10.8	301	0.9
General and administrative expenses	115,819	33.7	110,410	35.3	5,409	4.9
Acquisition and integration-related expenses	9,465	2.8	3,277	1.0	6,188	188.8
Depreciation	19,053	5.5	13,695	4.4	5,358	39.1
Amortization of intangibles	32,616	9.5	37,411	12.0	(4,795)	(12.8)

Total operating expenses	299,220	87.1	278,092	88.9	21,128	7.6
Operating expenses by segment:
Spend and Clinical Resource Management	164,397	47.8	148,223	47.4	16,174	10.9
Revenue Cycle Management	111,577	32.5	108,191	34.6	3,386	3.1

Total segment operating expenses	275,974	80.3	256,414	81.9	19,560	7.6
Corporate expenses	23,246	6.8	21,678	6.9	1,568	7.2

Total operating expenses	$299,220	87.1%	$278,092	88.9%	$21,128	7.6%

Cost of revenue. Cost of revenue for the six months ended June 30, 2013 was $71.8 million, or 20.9% of total net revenue, an increase of approximately $5.8 million, or 8.7%, from cost of revenue of $66.0 million, or 21.1% of total net revenue, for the six months ended June 30, 2012. The increase was primarily attributable to an increase in service-related engagements in our SCM segment, which resulted in a higher cost of revenue given these activities are more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our clients. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the six months ended June 30, 2013 were $16.5 million, or 4.8% of total net revenue, an increase of $2.9 million, or 21.5%, from product development expenses of $13.6 million, or 4.3% of total net revenue, for the six months ended June 30, 2012. The increase was primarily attributable to a $2.5 million increase in compensation expense relating to new and existing employees; and a $0.3 million increase in share-based compensation. Our product development capitalization rate for the six months ended June 30, 2013 and 2012, was 53.4% and 59.8%, respectively.

We may experience fluctuations in our capitalization rate due to the timing of our product development investments associated with: (i) integration-related activities in connection with integrating the operations of Broadlane with our existing operations; and (ii) investments in product development due to new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2013 were $34.0 million, or 9.9% of total net revenue, an increase of $0.3 million, or 0.9%, from selling and marketing expenses of $33.7 million, or 10.8% of total net revenue, for the six months ended June 30, 2012. The increase was attributable to a $0.4 million increase in expenses associated with our client and vendor meeting; and a $0.2 million increase in share-based compensation. The increase was partially offset by a $0.3 million decrease in professional fees. Total expenses related to our client and vendor meeting amounted to $6.6 million and $6.2 million for the six months ended June 30, 2013 and 2012, respectively.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2013 were $115.8 million, or 33.7% of total net revenue, an increase of $5.4 million, or 4.9%, from general and administrative expenses of $110.4 million, or 35.3% of total net revenue, for the six months ended June 30, 2012. The increase was attributable to a $6.1 million increase in compensation expense to new and existing employees; a $0.9 million impairment charge related to certain internally developed software products that were no longer being utilized; a $0.7 million increase in share-based compensation expense; and a $0.3 million increase in telecommunications expense. The increase was partially offset by a $1.8 million decrease in professional fees and a $0.8 million decrease in other operating infrastructure expense.

Acquisition-related expenses. Acquisition and integration-related expenses for the six months ended June 30, 2013 were $9.5 million, or 2.8% of total net revenue, an increase of $6.2 million, from acquisition-related expenses of $3.3 million, or 1.0% of total net revenue, for the six months ended June 30, 2012. The increase was attributable to a $6.9 million charge for exit costs relating to consolidating certain facilities in Plano, Texas; a $0.5 million increase in system migration and standardization costs; partially offset by a $1.2 million decrease in other costs relating to severance, retention and salaries relating to redundant positions. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the six months ended June 30, 2013 was $19.0 million, or 5.5% of total net revenue, an increase of $5.3 million, or 39.1%, from depreciation of $13.7 million, or 4.4% of total net revenue, for the six months ended June 30, 2012. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the six months ended June 30, 2013 was $32.6 million, or 9.5% of total net revenue, a decrease of $4.8 million, or 12.8%, from amortization of intangibles of $37.4 million, or 12.0% of total net revenue, for the six months ended June 30, 2012. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the six months ended June 30, 2013 were $164.4 million, or 47.8% of total net revenue, an increase of $16.2 million, or 10.9%, from approximately $148.2 million, or 47.4% of total net revenue for the six months ended June 30, 2012. As a percentage of SCM segment net revenue, segment expenses were 76.5% and 75.9% for the six months ended June 30, 2013 and 2012, respectively.

The increase was primarily attributable to a $6.9 million increase in cost of revenue in connection with higher direct labor costs; a $6.2 million increase in integration and restructuring costs associated with the Broadlane Acquisition, including exit costs associated with our facilities consolidation, severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $4.7 million increase in compensation expense with respect to new and existing employees; a $1.9 million increase in depreciation expense; a $1.3 million increase in share-based compensation expense; a $0.5 million increase in meeting expenses; and a $0.4 million increase in expenses associated with our client and vendor meeting. The increase was partially offset by a $2.6 million decrease in the amortization of intangibles as certain intangible assets reached the end of their useful life; a $1.2 million decrease in professional fees; a $0.8 million decrease in telecommunications expense; a $0.7 million increase in other operating infrastructure expense; and a $0.4 million decrease in rent expense.

Revenue Cycle Management expenses. RCM operating expenses for the six months ended June 30, 2013 were $111.6 million, or 32.5% of total net revenue, an increase of $3.4 million, or 3.1%, from $108.2 million, or 34.6% of total net revenue, for the six months ended June 30, 2012. As a percentage of RCM segment net revenue, segment expenses were 86.7% and 92.1% for the six months ended June 30, 2013 and 2012, respectively.

The increase was primarily attributable to a $2.7 million increase in compensation expense with respect to new and existing employees; a $2.5 million increase in depreciation expense; a $2.4 million increase in telecommunications expense; and a $0.9 million impairment charge related to certain internally developed software products that were no longer being utilized. The increase was partially offset by a $2.4 million decrease in cost of revenue; a $2.2 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life; and a $0.5 million decrease in professional fees.

Corporate expenses. Corporate expenses for the six months ended June 30, 2013 were $23.2 million, an increase of $1.6 million, or 7.2%, from $21.7 million for the six months ended June 30, 2012, or 6.8% and 6.9% of total net revenue, respectively. The increase in corporate expenses was attributable to a $1.2 million increase in compensation expense with respect to new and existing employees; a $1.2 million increase in share-based compensation expense; and a $0.9 million increase in depreciation expense. The increase was partially offset by a $1.2 million decrease in telecommunications expense; and a $0.5 million decrease in professional fees.

Non-operating Expenses

Interest expense. Interest expense for the six months ended June 30, 2013 was $23.7 million, a decrease of $10.3 million from interest expense of $34.0 million for the six months ended June 30, 2012. The decrease in interest expense was primarily due to a lower level of indebtedness compared to the prior period and a lower weighted average interest rate on our credit facility due to the debt refinancing in 2012. As of June 30, 2013, we had total indebtedness of $822.2 million compared to $885.0 million as of December 31, 2012. See Note 5 of the Notes to our Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the six months ended June 30, 2013 and 2012 was $0.3 million, comprised mainly of rental income.

Income tax expense (benefit ). Income tax expense for the six months ended June 30, 2013 was $8.2 million, an increase of $9.1 million from an income tax benefit of $0.9 million for the six months ended June 30, 2012, which was primarily attributable to increased income before taxes. Income tax expense recorded during the six months ended June 30, 2013 reflected an effective income tax rate of 38.9%. Income tax benefit recorded during the six months ended June 30, 2012 reflected an effective income tax rate of (84.1%). During the six months ended June 30, 2012, we restructured several subsidiaries to reflect the integration of the Broadlane acquisition into our operations. This restructuring required us to recognize a reduction in our state income tax rate and as a result, we recognized a $1.4 million discrete tax benefit during the six months ended June 30, 2012.

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

On December 13, 2012, we terminated our credit agreement with Barclays Bank PLC and JP Morgan Securities LLC and entered into a new credit agreement with JPMorgan Chase Bank, N.A. The Credit Agreement consists of: (i) a five-year $250.0 million senior secured term A loan facility; (ii) a seven-year $300.0 million senior secured term B loan facility; and (iii) a five-year $200.0 million senior secured revolving credit facility, including a letter of credit sub-facility of $25.0 million and a swing line sub-facility of $25.0 million.

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

Historically, we have utilized federal net operating loss carryforwards (“NOLs”) to reduce both regular and Alternative Minimum Tax (“AMT”) cash payments. Consequently, our federal cash tax payments in past reporting periods have been minimal. In 2012, we generated a NOL, the majority of which we will carryback to 2011. As a result, the credits previously utilized in 2011 will be reclaimed and utilized in 2013. Despite having NOLs and credits to offset certain tax amounts in 2013, we expect our cash tax liability to increase significantly in 2013 and in the future.

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

As of June 30, 2013, we had $10.0 million drawn on our revolving credit facility resulting in $189.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of June 30, 2013 and December 31, 2012, we had cash and cash equivalents totaling $0.7 million and $13.7 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)
Net income	$12.8	$2.0	$10.8	540.0%
Non-cash items	59.1	60.2	(1.1)	(1.8)
Net changes in working capital	(4.3)	0.5	(4.8)	960.0

Net cash provided by operations	$67.6	$62.7	$4.9	7.8%

Net income represents the income attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, (gain) loss on sale of assets, amortization of debt issuance costs and non-cash interest expense. Refer to our condensed consolidated statement of cash flows for details regarding these non-cash items. The total for these non-cash expenses was $59.1 million and $60.2 million for the six months ended June 30, 2013 and 2012, respectively.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the six months ended June 30, 2013, the working capital changes resulting in a decrease to cash flow from operations of $4.3 million primarily consisted of the following:

Decrease to cash flow

—	a $1.7 million working capital decrease in trade accounts payable due to the timing of various payment obligations;

—	a $10.3 million decrease in accrued payroll and benefits due to payroll cycle timing and the payment of our 2012 performance-based compensation expense; and

—	a decrease in deferred revenue of $3.2 million for cash receipts not yet recognized as revenue.

The working capital changes resulting in decreases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in increases to cash flow:

Increase to cash flow

—	a decrease in accounts receivable of $1.1 million primarily related to the timing of invoicing and cash collections;

—

a decrease in prepaid expenses and other assets of $1.1 million primarily related to an increase in software maintenance costs of $2.2 million; and an increase in deferred royalty costs of $0.6 million partially offset by lower prepaid taxes of $3.9 million;

—	a $3.8 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO; and

—	a $5.2 million increase in other accrued expenses primarily due to recording certain exist costs relating to our facilities consolidation partially offset by the timing of other payment obligations.

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

Investing Activities.

Investing activities used $24.2 million of cash for the six months ended June 30, 2013 which included $18.9 million for investment in software development and $5.3 million of capital expenditures.

Investing activities used $28.1 million of cash for the six months ended June 30, 2012 which included $20.2 million for investment in software development and $7.9 million of capital expenditures.

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

Financing Activities.

Financing activities used $56.4 million of cash for the six months ended June 30, 2013. We made payments on our Term Loan Facility of $62.7 million consisting of $7.7 million in scheduled principal payments and $55.0 million voluntary prepayments from free cash flow. In addition, we made payments of $0.3 million that were made on our finance obligation (as discussed below). This was partially offset by $3.6 million received from the issuance of common stock and $3.0 million from the excess tax benefit from the exercise of stock options. As of June 30, 2013, our credit agreement requires an assessment of excess cash flow beginning for our fiscal year ended December 31, 2013. We would be required to make any excess cash flow payment during the first quarter of 2014.

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

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of June 30, 2013 for each respective year (Unaudited, in thousands):

Amount
2013	$6,638(1)
2014	14,028
2015	12,342
2016	10,130
2017	9,651
Thereafter	62,316

Total future minimum rental payments	$115,105

  (1) Represents the remaining rental payments due during the fiscal year ending December 31, 2013.

As of June 30, 2013, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

EBITDA, adjusted EBITDA and adjusted EBITDA margin. We define: (i) EBITDA, as net income before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) adjusted EBITDA, as net income before net interest expense, income tax expense (benefit), depreciation and amortization and other non-recurring, non-cash or non-operating items; and (iii) adjusted EBITDA margin, as adjusted EBITDA as a percentage of net revenue. We use EBITDA, adjusted EBITDA and adjusted EBITDA margin to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the Board and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure (primarily interest charges and amortization of debt issuance costs), asset base (primarily depreciation and amortization) and items outside the control of the management team (taxes), as well as other non-cash (purchase accounting adjustments, and imputed rental income) and non-recurring items, from our operational results. Adjusted EBITDA also removes the impact of non-cash share-based compensation expense.

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

The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation	2013	2012	2013	2012
	(Unaudited, in thousands)		(Unaudited, in thousands)
Net income	$5,084	$2,251	$12,788	$2,012
Depreciation	9,876	7,281	19,053	13,695
Depreciation (included in cost of revenue)	571	407	1,169	817
Amortization of intangibles	16,115	18,481	32,616	37,411
Amortization of intangibles (included in cost of revenue)	-	139	-	278
Interest expense, net of interest income(1)	12,382	16,866	23,731	34,045
Income tax expense (benefit)	3,172	(794)	8,158	(919)

EBITDA	47,200	44,631	97,515	87,339
Share-based compensation expense(2)	4,011	2,456	7,422	5,015
Rental income from capitalizing building lease(3)	(109)	(109)	(219)	(219)
Acquisition and integration-related expenses(4)	1,435	2,028	9,465	3,277

Adjusted EBITDA	$52,537	$49,006	$114,183	$95,412

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statement of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of this rental income.

(4)	Represents the amount attributable to acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs. We may incur costs in future periods related to our plans including but not limited to aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems.

Adjusted Net Income and Diluted Adjusted Earnings Per Share. The Company defines: i) adjusted net income as net income excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items on a tax-adjusted basis, non-cash share-based compensation and certain acquisition and integration-related expenses on a tax adjusted basis; and ii) diluted adjusted EPS as earnings per share excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items, non-cash share-based compensation and certain acquisition and integration-related expenses on a tax-adjusted basis. Adjusted net income and diluted adjusted EPS are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Diluted adjusted EPS growth has been used historically by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s LTPIP will vest. Use of these measures allows management and the Board to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and assess organic growth and accretive business transactions. As a significant portion of senior management’s incentive based compensation historically has been based on the achievement of certain diluted adjusted EPS growth over time, which is intended to reward them for organic growth and accretive business transactions, investors may find such information useful; however, as non-GAAP financial measures, adjusted net income and diluted adjusted EPS are not the sole measures of the Company’s financial performance and may not be the best measures for investors to gauge such performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited, in thousands)
Net income	$5,084	$2,251	$12,788	$2,012
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	16,589	19,093	33,564	38,635
Pre-tax non-cash, share-based compensation(1)	4,011	2,456	7,422	5,015
Pre-tax acquisition and integration related expenses(2)	1,435	2,028	9,465	3,277

Tax effect on pre-tax adjustments(3)	(8,814)	(9,430)	(20,180)	(18,770)

Non-GAAP adjusted net income	$18,305	$16,398	$43,059	$30,169

	Three Months Ended June 30,		Six Months Ended June 30,
Per share data	2013	2012	2013	2012
	(Unaudited)
EPS - diluted	$0.08	$0.04	$0.21	$0.03
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	0.27	0.33	0.55	0.66
Pre-tax non-cash, share-based compensation(1)	0.07	0.04	0.12	0.09
Pre-tax acquisition and integration related expenses(2)	0.02	0.03	0.16	0.06

Tax effect on pre-tax adjustments(3)	(0.14)	(0.16)	(0.33)	(0.33)

Non-GAAP adjusted EPS - diluted	$0.30	$0.28	$0.71	$0.51

Weighted average shares - diluted (in 000s)	60,665	58,678	60,628	58,637

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact, on a pre-tax basis, of acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. We used a tax rate of 40.0% for the three and six months ended June 30, 2013 and 2012 since we believe the 40% will be our normalized long-term tax rate. The effective tax rate for the three months ended June 30, 2013 and 2012 was 38.4% and (54.5%) , respectively. The effective tax rate for the six months ended June 30, 2013 and 2012 was 38.9% and (84.1%), respectively.

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

Interest rate risk. We had outstanding borrowings on our Term Loan Facility and Revolving Credit Facility of $ 497.2 million as of June 30, 2013. The Term A Facility and the Revolving Credit Facility bear interest at LIBOR plus an applicable margin. The Term B Facility bears interest at LIBOR, subject to a floor of 1.25% plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of June 30, 2013, which bears interest at 8% per annum.

To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loans, would have resulted in an approximate $2.5 million increase to our interest expense for the six months ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the three months ended June 30, 2013, we issued approximately 20,000 unregistered shares of our common stock in connection with stock option exercises with respect to options issued relating to our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.1 million in consideration in connection with these stock option exercises for the three months ended June 30, 2013.

The sales of the above shares were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering or as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1*	Senior Executive Change in Control Severance Plan and Participation Agreement, dated April 4, 2013, by and between MedAssets Services, LLC and Keith Thurgood
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ JOHN A. BARDIS	Chairman of the Board of Directors and Chief Executive Officer	August 1, 2013
Name: John A. Bardis	(Principal Executive Officer)

/s/ CHARLES O. GARNER	Chief Financial Officer	August 1, 2013
Name: Charles O. Garner	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*	Senior Executive Change in Control Severance Plan and Participation Agreement, dated April 4, 2013, by and between MedAssets Services, LLC and Keith Thurgood
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith