Form 10-Q
period 2013-09-30
MEDASSETS INC
filed 2013-11-07
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 24, 2013, the registrant had 61,868,839 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MedAssets, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
	(In thousands, except per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$-	$13,734
Accounts receivable, net of allowances of $2,518 and $3,046 as of September 30, 2013 and December 31, 2012, respectively	91,152	96,346
Deferred tax asset, current portion	10,579	11,126
Prepaid expenses and other current assets	24,906	21,791

Total current assets	126,637	142,997
Property and equipment, net	155,485	134,361
Other long term assets
Goodwill	1,027,847	1,027,847
Intangible assets, net	282,206	330,163
Other	42,431	42,869

Other long term assets	1,352,484	1,400,879

Total assets	$1,634,606	$1,678,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,028	$25,487
Accrued revenue share obligation and rebates	78,379	74,274
Accrued payroll and benefits	32,734	40,085
Other accrued expenses	23,562	14,145
Deferred revenue, current portion	51,758	55,756
Current portion of notes payable	15,500	15,500
Current portion of finance obligation	249	233

Total current liabilities	219,210	225,480
Notes payable, less current portion	452,875	544,500
Bonds payable	325,000	325,000
Finance obligation, less current portion	8,849	9,046
Deferred revenue, less current portion	14,960	14,393
Deferred tax liability	124,778	125,394
Other long term liabilities	10,119	801

Total liabilities	1,155,791	1,244,614
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 61,826,000 and 59,324,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	618	593
Additional paid-in capital	713,908	688,431
Accumulated deficit	(235,711)	(255,401)

Total stockholders’ equity	478,815	433,623

Total liabilities and stockholders’ equity	$1,634,606	$1,678,237

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$69,426	$68,641	$216,447	$200,752
Other service fees	96,945	94,800	293,503	275,589

Total net revenue	166,371	163,441	509,950	476,341

Operating expenses:

Cost of revenue (inclusive of certain amortization expense)	38,246	34,570	110,010	100,583
Product development expenses	7,173	7,217	23,649	20,777
Selling and marketing expenses	12,898	12,983	46,925	46,709
General and administrative expenses	59,095	55,167	174,914	165,577
Acquisition and integration-related expenses	111	1,535	9,576	4,812
Depreciation	10,926	7,721	29,979	21,416
Amortization of intangibles	15,341	17,840	47,957	55,251

Total operating expenses	143,790	137,033	443,010	415,125

Operating income	22,581	26,408	66,940	61,216
Other income (expense):
Interest (expense)	(11,814)	(16,672)	(35,544)	(50,722)
Other income	118	114	435	449

Income before income taxes	10,885	9,850	31,831	10,943
Income tax expense	3,983	4,386	12,141	3,467

Net income	$6,902	$5,464	$19,690	$7,476

Basic and diluted income per share:
Basic net income per share	$0.12	$0.09	$0.33	$0.13

Diluted net income per share	$0.11	$0.09	$0.32	$0.13

Weighted average shares—basic	59,936	57,693	59,446	57,239
Weighted average shares—diluted	61,476	59,513	60,912	58,896
Condensed Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012
Net income	$6,902	$5,464	$19,690	$7,476
Unrealized loss from hedging activities for the period	-	(284)	-	(1,442)
Income tax expense related to hedging activities for the period	-	106	-	521

Comprehensive income	$6,902	$5,286	$19,690	$6,555

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2013

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Par Value
	(In thousands)
Balances at December 31, 2012	59,324	$593	$688,431	$(255,401)	$433,623

Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	2,502	25	9,886	-	9,911
Stock compensation expense	-	-	11,783	-	11,783
Excess tax benefit from equity award exercises, net	-	-	3,808	-	3,808
Net income				19,690	19,690

Balances at September 30, 2013	61,826	$618	$713,908	$(235,711)	$478,815

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(In thousands)
Operating activities
Net income	$19,690	$7,476
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	-	485
Depreciation	31,719	22,769
Amortization of intangibles	47,957	55,668
Impairment of assets	2,403	-
(Gain) loss on sale of assets	(123)	370
Noncash stock compensation expense	11,783	7,796
Excess tax benefit from exercise of equity awards	(5,091)	(1,191)
Amortization of debt issuance costs	2,858	5,705
Noncash interest expense, net	349	392
Deferred income tax benefit	(69)	(441)
Changes in assets and liabilities:
Accounts receivable	5,494	8,670
Prepaid expenses and other assets	(3,115)	(2,600)
Other long-term assets	(1,061)	1,846
Accounts payable	(4,651)	(4,477)
Accrued revenue share obligations and rebates	4,105	572
Accrued payroll and benefits	(7,351)	(4,294)
Other accrued expenses and long-term liabilities	8,357	6,325
Deferred revenue	(3,431)	2,610

Cash provided by operating activities	109,823	107,681

Investing activities
Purchases of property, equipment and software, net	(16,259)	(11,779)
Capitalized software development costs	(30,168)	(31,045)

Cash used in investing activities	(46,427)	(42,824)

Financing activities
Borrowings from revolving credit facility	-	90,000
Repayment of notes payable	(91,625)	(94,763)
Repayment of finance obligations	(507)	(507)
Payment of deferred purchase consideration	-	(120,136)
Excess tax benefit from exercise of equity awards	5,091	1,191
Issuance of common stock, net of offering costs	9,911	5,245
Purchase of treasury shares	-	(600)

Cash used in financing activities	(77,130)	(119,570)

Net decrease in cash and cash equivalents	(13,734)	(54,713)
Cash and cash equivalents, beginning of period	13,734	62,947

Cash and cash equivalents, end of period	$-	$8,234

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

The accompanying unaudited Condensed Consolidated Financial Statements, and Condensed Consolidated Balance Sheet as of December 31, 2012, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2013.

The accompanying unaudited Condensed Consolidated Financial Statements and notes thereto should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2012 included in our Form 10-K as filed with the SEC on February 27, 2013 in addition to our Form 10-Q filed for periods after December 31, 2012. These financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. In addition, we may periodically make voluntary repayments on our term loans. Cash and cash equivalents were zero and $13,734 as of September 30, 2013 and December 31, 2012, respectively, and our swing-line balance was zero during those reporting periods. We had $10,000 outstanding on our revolving credit facility as of September 30, 2013 and December 31, 2012. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. As of September 30, 2013, we reclassified approximately $4,686 of outstanding checks related to a book overdraft into other accrued expenses on the condensed consolidated balance sheet. This book overdraft amount has been included in operating activities within the condensed consolidated statement of cash flows. See Note 5 for immediately available cash under our revolving credit facility.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Income Taxes

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update amends existing GAAP that required in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We do not expect any impact from this update on our financial statements.

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

Restructuring Activities

In connection with certain business activities, our management approved and initiated several plans to restructure our operations resulting in certain management, system and organizational changes within our Spend and Clinical Resource Management (“SCM”), Revenue Cycle Management (“RCM”) and corporate segments. During the three months ended September 30, 2013 and 2012, we expensed restructuring and exit and integration related costs of approximately $111 and $1,535, respectively. During the nine months ended September 30, 2013 and 2012, we expensed restructuring and exit and integration related costs of approximately $9,576 and $4,812, respectively. These costs were attributable to management changes and restructuring activities related to the Broadlane acquisition consisting of employee costs, system migration and standardization, facilities consolidation and other restructuring and integration costs. These costs are included within the acquisition and integration-related expenses line on the accompanying condensed consolidated statements of operations and comprehensive income.

As of September 30, 2013, the components of our restructuring plans are as follows:

—

Employee-related costs — during the three months ended September 30, 2013, we expensed approximately $570 of cash-based compensation and $920 of share-based compensation related to the resignation of our RCM segment president on September 30, 2013. During the three months ended September 30, 2012, we expensed approximately $738 of employee-related costs. During the nine months ended September 30, 2013 and 2012, we expensed approximately $807 and $2,587 of employee-related costs, respectively. The costs primarily related to severance, salaries relating to redundant positions, certain bonuses and other employee benefits. As of September 30, 2013, we had approximately $697 included in current liabilities for these costs.

—

System migration and standardization — during the three months ended September 30, 2013 and 2012, we expensed approximately $98 and $787 of system migration costs, respectively. During the nine months ended September 30, 2013 and 2012, we expensed approximately $2,372 and $2,175 of system migration costs, respectively. The costs primarily related to consulting and other third-party services. As of September 30, 2013, we had approximately $8 included in current liabilities for these costs. In addition, we had non-cash adjustments of ($389) for the write-off of impaired development projects related to the Broadlane acquisition.

—

Facilities consolidation — in March 2013, we exited our existing SCM and RCM leased facilities in Plano, Texas and began occupying a new leased facility comprised of approximately 231,000 square feet of office space together with certain surface parking areas in Plano, Texas. The lease term of the new facility commenced on March 1, 2013 and has an initial term of fifteen years plus an option to extend the lease term for up to ten years. In connection with the lease, the landlord provided a tenant allowance that was used for certain improvements to the facility amounting to $10,378, with $9,974 included in property and equipment on our condensed consolidated balance sheet as of September 30, 2013. We had approximately $692 included in other accrued expenses and $9,282 included in other long term liabilities associated with this allowance as of September 30, 2013. The liability will be recognized ratably as a reduction to rent expense over the term of the lease. We did not receive or pay any cash related to the tenant allowance and therefore the amount is not reflected in our condensed consolidated statement of cash flows for the nine months ended September 30, 2013.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

In March 2013, we expensed approximately $6,924, relating to exit costs to vacate our previous SCM and RCM leased facilities in Plano, Texas. In August 2013, we amended the lease agreement for the previous RCM facility to accelerate the expiration date to August 2013 from its original expiration of January 2022 to effectively terminate the lease. As a result, we paid a lease termination fee of $6,000 and adjusted our total exit cost estimate associated with this lease liability by ($557) from what was originally estimated. As a result of the termination, we have no further obligation related to this lease agreement.

During the nine months ended September 30, 2013, we expensed approximately $6,397, relating to exit costs to vacate our previous SCM and RCM leased facilities in Plano, Texas as previously discussed. In addition, we had non-cash adjustments of $613 comprised of: (i) accrued rent of $1,669 related to the previously leased facilities; and (ii) the write-off of certain related facility assets of ($1,056).

The following table summarizes the details of the Company’s restructuring activities during the nine months ended September 30, 2013:

	Employee-related costs	System migration and integration	Facility consolidation	Total
Restructuring Reserve
Accrued, December 31, 2012	$995	$305	$132	$1,432
Charges incurred	807	2,372	6,397	9,576
Adjustments	-	(389)	613	224
Cash payments	(1,105)	(2,280)	(7,142)	(10,527)

Accrued, September 30, 2013	$697	$8	$-	$705	(1)

(1)	The remaining restructuring accrual consists primarily of employee-related costs and will be paid over the next twelve months.

4.	DEFERRED REVENUE

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

The following table summarizes the deferred revenue categories and balances as of:

	September 30, 2013	December 31, 2012
Software and implementation fees	$26,313	$24,468
Service fees	28,890	26,135
Administrative fees	9,353	14,672
Other fees	2,162	4,874

Deferred revenue, total	66,718	70,149
Less: Deferred revenue, current portion	(51,758)	(55,756)

Deferred revenue, non-current portion	$14,960	$14,393

As of September 30, 2013 and December 31, 2012, deferred revenue included in our condensed consolidated balance sheets that was contingent upon meeting performance targets was $8,318 and $8,284, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target as determined by the customer arrangement.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

5. NOTES AND BONDS PAYABLE

The balances of our notes and bonds payable are summarized as follows as of:

	September 30, 2013	December 31, 2012
Term A facility	$240,625	$250,000
Term B facility	217,750	300,000
Revolving credit facility	10,000	10,000

Total notes payable	468,375	560,000
Bonds payable	325,000	325,000

Total notes and bonds payable	793,375	885,000
Less: current portions	(15,500)	(15,500)

Total long-term notes and bonds payable	$777,875	$869,500

Notes Payable

As of September 30, 2013, our long-term notes payable consists of a Term A Facility, a Term B Facility and a revolving credit facility, each with an outstanding balance of $240,625, $217,750 and $10,000, respectively. We have classified the $10,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of December 13, 2017. No amounts were drawn on our swing line loan, which resulted in approximately $189,000 of availability under our revolving credit facility inclusive of the swing line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of September 30, 2013. During the nine months ended September 30, 2013, we made scheduled principal payments of $11,625 on our Term A and Term B Facility in addition to $80,000 in voluntary prepayments from available free cash flow on our Term B Facility. The applicable weighted average interest rates (inclusive of the applicable bank margin) on our Term A Facility, Term B Facility and Revolving Credit Facility at September 30, 2013 were 2.53%, 4.00% and 2.52%, respectively.

We are a party to a credit agreement with JP Morgan Chase Bank, N.A and other financial institutions named therein, dated December 13, 2012. The credit agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The credit agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The credit agreement contains certain customary representations and warranties, affirmative covenants and events of default, including but not limited to payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the credit agreement to be in full force and effect and changes of control. The Company was in compliance with these covenants as of September 30, 2013.

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of September 30, 2013.

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

As of September 30, 2013, the Company’s 8% senior notes due 2018 were trading at 107.5% of par value (Level 1).

Debt Issuance Costs

As of September 30, 2013, we had approximately $18,214 of debt issuance costs related to our credit agreement and Notes which will be amortized into interest expense generally using the effective interest method until the applicable maturity date. For the three months ended September 30, 2013 and 2012, we recognized $951 and $1,914, respectively, in interest expense related to the amortization of debt issuance costs. For the nine months ended September 30, 2013 and 2012, we recognized $2,858 and $5,705, respectively, in interest expense related to the amortization of debt issuance costs.

Debt Maturity Table

The following table summarizes our stated debt maturities and scheduled principal repayments as of September 30, 2013:

Year	Term A Facility	Term B Facility	Revolving Credit Facility	Senior Unsecured Notes	Total
2013	$3,125	$750	$-	$-	$3,875	(1)
2014	12,500	3,000	-	-	15,500
2015	18,750	3,000	-	-	21,750
2016	25,000	3,000	-	-	28,000
2017	181,250	3,000	10,000	-	194,250
Thereafter	-	205,000	-	325,000	530,000

	$240,625	$217,750	$10,000	$325,000	$793,375

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2013.

Total interest paid (net of amounts capitalized) on our notes and bonds payable during the nine months ended September 30, 2013 and 2012 was approximately $28,038 and $37,563, respectively.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of September 30, 2013, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

7.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

During the nine months ended September 30, 2013, we issued approximately 1,427,000 shares of common stock in connection with employee stock option and stock-settled stock appreciation right (or “SSAR”) exercises for net exercise proceeds of $9,911.

Share-Based Compensation

As of September 30, 2013, we had restricted common stock, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of September 30, 2013, we had approximately 4,955,000 shares reserved (inclusive of equity award forfeitures) and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan (“LTPIP”). The increase in shares available for grant was primarily attributable to an amendment to our LTPIP that authorized for issuance an additional 2,600,000 shares. The amendment was approved during our annual stockholders meeting on June 13, 2013.

The total share-based compensation expense related to equity awards was $4,361 and $2,781 for the three months ended September 30, 2013 and 2012, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $1,627 and $1,033 for the three months ended September 30, 2013 and 2012, respectively.

The total share-based compensation expense related to equity awards was $11,783 and $7,796 for the nine months ended September 30, 2013 and 2012, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $4,396 and $2,895 for the nine months ended September 30, 2013 and 2012, respectively. There were no capitalized share-based compensation expenses during the three and nine months ended September 30, 2013.

Total share-based compensation expense (inclusive of restricted common stock, SSARs and common stock options) for the three and nine months ended September 30, 2013 and 2012 as reflected in our condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013		2012	2013	2012
Cost of revenue	$864		$672	$3,040	$1,535
Product development	130		34	473	123
Selling and marketing	975		282	1,944	1,069
General and administrative	2,392		1,793	6,326	5,069

Total share-based compensation expense	$4,361	(1)	$2,781	$11,783	$7,796

(1)	For the three months ended September 30, 2013, share-based compensation includes charges related to the resignation of our RCM president and the conformity of one officer’s terms and conditions to their 2013 performance award grant.

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

Employee Stock Purchase Plan

In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. For the nine months ended September 30, 2013 and 2012, we purchased approximately 24,700 shares and 25,400 shares of our common stock under the Plan which amounted to approximately $482 and $372, respectively.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Equity Award Grants

Information regarding equity awards for the nine months ended September 30, 2013 is as follows:

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

The measurement period for the net revenue performance-based awards is from January 1, 2013 through December 31, 2013. The net revenue performance metric is based on the achievement of an established net revenue target. The Company must achieve a minimum threshold of net revenue before any performance-based restricted shares begin vesting. The equity award holders have an opportunity to earn between 50% and 100% of the performance-based equity awards once the minimum threshold has been met. If the minimum threshold is not met, the equity award holders will forfeit those awards.

The measurement period for the adjusted EBITDA performance-based awards is from January 1, 2013 through December 31, 2013. The adjusted EBITDA performance metric is based on the achievement of an established adjusted EBITDA target. The Company must achieve a minimum threshold of adjusted EBITDA before any performance-based restricted shares begin vesting. The equity award holders have an opportunity to earn between 50% and 100% of the performance-based equity awards once the minimum threshold has been met. If the minimum threshold is not met, the equity award holders will forfeit those awards.

During the nine months ended September 30, 2013, an additional 38,000 service-based restricted shares were granted. The shares vest annually over three years with the first annual vest date beginning on June 1, 2014. The weighted average grant date fair value of each restricted common stock share was $20.03.

During the nine months ended September 30, 2013, we received approximately 54,000 restricted shares that were surrendered from equity awards holders to settle their associated minimum statutory tax liability from shares that vested during the year.

During the nine months ended September 30, 2013, approximately 69,000 shares of restricted common stock were forfeited.

As of September 30, 2013, there was approximately $13,188 of total unrecognized compensation expense related to all unvested restricted common stock awards that will be recognized over a weighted-average period of 1.3 years.

SSAR Awards

During the nine months ended September 30, 2013, we granted approximately 3,000 SSARs which have a service vesting period of five years. The weighted-average grant date base price of each SSAR was $16.77 and the weighted-average grant date fair value of each SSAR granted during the nine months ended September 30, 2013 was $7.15.

During the nine months ended September 30, 2013, approximately 245,000 SSARs were forfeited.

As of September 30, 2013, there was approximately $3,179 of total unrecognized compensation expense related to all unvested SSARs that will be recognized over a weighted-average period of 1.6 years.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Common Stock Option Awards

During the nine months ended September 30, 2013, we did not grant any stock option awards.

During the nine months ended September 30, 2013, approximately 58,000 stock option awards were forfeited.

As of September 30, 2013, there was approximately $64 of total unrecognized compensation expense related to all outstanding stock option awards that will be recognized over a weighted-average period of 1 year.

8.	INCOME TAXES

Income tax expense recorded during the three and nine months ended September 30, 2013 reflected an effective income tax rate of 36.6% and 38.1%, respectively. Income tax expense recorded during the three and nine months ended September 30, 2012 reflected an effective income tax rate of 44.5% and 31.7%, respectively. During 2012, we restructured several subsidiaries to reflect the integration of the Broadlane acquisition into our operations. This restructuring required us to recognize a reduction in our state income tax rate and as a result, we recognized a $1,400 discrete tax benefit during the nine months ended September 30, 2012.

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

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,
	2013	2012
Numerator for Basic and Diluted Income Per Share:
Net income	6,902	5,464
Denominator for basic income per share weighted average shares	59,936,000	57,693,000
Effect of dilutive securities:
Stock options	529,000	999,000
Stock-settled stock appreciation rights	406,000	96,000
Restricted stock and stock warrants	605,000	725,000

Denominator for diluted income per share—adjusted weighted average shares and assumed conversions	61,476,000	59,513,000
Basic income per share:
Basic net income from continuing operations	$0.12	$0.09

Diluted net income per share:
Diluted net income from continuing operations	$0.11	$0.09

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Nine Months Ended September 30,
	2013	2012
Numerator for Basic and Diluted Income Per Share:
Net income	19,690	7,476
Denominator for basic income per share weighted average shares	59,446,000	57,239,000
Effect of dilutive securities:
Stock options	601,000	916,000
Stock-settled stock appreciation rights	285,000	15,000
Restricted stock and stock warrants	580,000	726,000

Denominator for diluted income per share—adjusted weighted average shares and assumed conversions	60,912,000	58,896,000
Basic income per share:
Basic net income from continuing operations	$0.33	$0.13

Diluted net income per share:
Diluted net income from continuing operations	$0.32	$0.13

During the three and nine months ended September 30, 2013 and 2012, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the periods presented.

The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Stock options	-	40,000	-	70,000
Stock-settled stock appreciation rights	8,000	386,000	37,000	830,000
Restricted stock and stock warrants	-	-	1,000	3,000

Total	8,000	426,000	38,000	903,000

10. SEGMENT INFORMATION

We manage our business through two reportable business segments, Spend and Clinical Resource Management (or “SCM”) and Revenue Cycle Management (or “RCM”).

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

The following tables represent our results of operations, by segment, for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$115,478	$-	$-	$115,478
Revenue share obligation(1)	(46,052)	-	-	(46,052)
Other service fees	33,801	63,144	-	96,945

Total net revenue	103,227	63,144	-	166,371
Total operating expenses	74,381	56,016	13,393	143,790

Operating income (loss)	28,846	7,128	(13,393)	22,581
Interest expense	-	-	(11,814)	(11,814)
Other (expense) income	1	7	110	118

Income (loss) before income taxes	$28,847	$7,135	$(25,097)	$10,885
Income tax expense (benefit)	10,599	2,584	(9,200)	3,983

Net income (loss)	18,248	4,551	(15,897)	6,902

Segment Adjusted EBITDA	$47,387	$15,349	$(8,837)	$53,899

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	As of September 30, 2013
	SCM	RCM	Corporate	Total
Financial Position:
Accounts receivable, net	$39,489	$51,647	$16	$91,152
Other assets	965,833	503,063	74,558	1,543,454

Total assets	1,005,322	554,710	74,574	1,634,606
Accrued revenue share obligation	78,379	-	-	78,379
Deferred revenue	25,424	41,294	-	66,718
Notes payable	-	-	468,375	468,375
Bonds payable	-	-	325,000	325,000
Other liabilities	28,039	25,156	164,124	217,319

Total liabilities	$131,842	$66,450	$957,499	$1,155,791

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2012
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$109,335	$-	$-	$109,335
Revenue share obligation(1)	(40,694)	-	-	(40,694)
Other service fees	30,471	64,329	-	94,800

Total net revenue	99,112	64,329	-	163,441
Total operating expenses	72,715	53,082	11,236	137,033

Operating income (loss)	26,397	11,247	(11,236)	26,408
Interest expense	-	-	(16,672)	(16,672)
Other income	9	27	78	114

Income (loss) before income taxes	$26,406	$11,274	$(27,830)	$9,850
Income tax expense (benefit)	14,255	5,171	(15,040)	4,386

Net income (loss)	12,151	6,103	(12,790)	5,464

Segment Adjusted EBITDA	$46,340	$17,835	$(7,210)	$56,965

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	Nine Months Ended September 30, 2013
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$351,602	$-	$-	$351,602
Revenue share obligation(1)	(135,155)	-	-	(135,155)
Other service fees	101,596	191,907	-	293,503

Total net revenue	318,043	191,907	-	509,950
Total operating expenses	238,777	167,593	36,640	443,010

Operating income (loss)	79,266	24,314	(36,640)	66,940
Interest expense	-	-	(35,544)	(35,544)
Other (expense) income	(28)	(22)	485	435

Income (loss) before income taxes	$79,238	$24,292	$(71,699)	$31,831
Income tax expense (benefit)	30,222	9,266	(27,347)	12,141

Net income (loss)	49,016	15,026	(44,352)	19,690

Segment Adjusted EBITDA	$144,041	$47,061	$(23,020)	$168,082

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	Nine Months Ended September 30, 2012
	SCM	RCM	Corporate	Total
Results of Operations:
Revenue:
Gross administrative fees(1)	$321,351	$-	$-	$321,351
Revenue share obligation(1)	(120,599)	-	-	(120,599)
Other service fees	93,740	181,849	-	275,589

Total net revenue	294,492	181,849	-	476,341
Total operating expenses	220,938	161,273	32,914	415,125

Operating income (loss)	73,554	20,576	(32,914)	61,216
Interest expense	-	-	(50,722)	(50,722)
Other (expense) income	(12)	30	431	449

Income (loss) before income taxes	$73,542	$20,606	$(83,205)	$10,943
Income tax expense (benefit)	31,830	8,919	(37,282)	3,467

Net income (loss)	41,712	11,687	(45,923)	7,476

Segment Adjusted EBITDA	$132,846	$41,532	$(22,001)	$152,377

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
SCM Adjusted EBITDA	$47,387	$46,340	$144,041	$132,846
RCM Adjusted EBITDA	15,349	17,835	47,061	41,532

Total reportable Segment Adjusted EBITDA	62,736	64,175	191,102	174,378
Depreciation	(8,244)	(5,224)	(21,890)	(14,459)
Depreciation (included in cost of revenue)	(571)	(536)	(1,740)	(1,353)
Amortization of intangibles	(15,341)	(17,840)	(47,957)	(55,251)
Amortization of intangibles (included in cost of revenue)	-	(139)	-	(417)
Interest expense, net of interest income(1)	-	-	-	5
Income tax expense	(13,184)	(19,426)	(39,489)	(40,749)
Share-based compensation expense(2)	(2,486)	(1,221)	(6,408)	(3,943)
Acquisition and integration-related expenses(3)	(111)	(1,535)	(9,576)	(4,812)

Total reportable segment net income	22,799	18,254	64,042	53,399
Corporate net loss	(15,897)	(12,790)	(44,352)	(45,923)

Consolidated net income	$6,902	$5,464	$19,690	$7,476

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statements of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(3)	Represents the amount attributable to acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs. We may incur costs in future periods related to our plans including but not limited to aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

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

On December 13, 2012, we terminated our two floating-to-fixed rate LIBOR-based forward starting interest rate swaps, originally entered into on May 5, 2011. The swaps were originally scheduled to fully terminate by February 2015. Such early termination was deemed to be a termination of all future obligations between us and each counterparty. In consideration of the early termination, we paid a total of $8,209 to the counterparties on December 17, 2012. We have no assets or liabilities remaining on our condensed consolidated balance sheet with respect to these interest rate swaps as of September 30, 2013 and December 31, 2012, respectively. For the three and nine months ended September 30, 2012, the effects of the derivative instruments designated as cash flow hedges on income and AOCI were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives designated as cash flow hedges	2013	2012	2013	2012
Total unrealized loss recognized in other comprehensive income - interest rate contracts	$-	$(178)	$-	$(921)
Total realized loss reclassified into earnings - interest rate contracts	$-	-	$-	-

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

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The Audit Committee of the Board of Directors reviews such usage of the airplane annually. During the nine months ended September 30, 2013 and 2012, we incurred charges of $1,737 and $1,221, respectively, related to transactions with Mr. Bardis.

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

The table below highlights our primary results of operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	Change		2013	2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(Unaudited, in millions)				(Unaudited, in millions)
Gross fees(1)	$212.4	$204.1	$8.3	4.1%	$645.0	$596.9	$48.1	8.1%
Revenue share obligation(1)	(46.0)	(40.7)	(5.3)	13.0	(135.1)	(120.6)	(14.5)	12.0

Total net revenue	166.4	163.4	3.0	1.8	509.9	476.3	33.6	7.1
Operating income	22.6	26.4	(3.8)	(14.4)	66.9	61.2	5.7	9.3
Net income	$6.9	$5.5	$1.4	25.5%	$19.7	$7.5	$12.2	162.7%
Adjusted EBITDA(1)	$53.9	$57.0	$(3.1)	-5.4%	$168.1	$152.4	$15.7	10.3%
Adjusted EBITDA margin(1)	32.4%	34.9%			33.0%	32.0%
Adjusted EPS(1)	$0.31	$0.32	$(0.01)	-3.1%	$1.02	$0.84	$0.18	21.4%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

The increases in non-GAAP gross fees and total net revenue during the three months ended September 30, 2013 compared to the three months ended September 30, 2012 were primarily attributable to:

—	growth in our SCM segment from our vendor administrative fees and medical device consulting and strategic sourcing services; and

—	growth in our RCM segment from an increase in our subscription services related to our revenue cycle technology tools offset by a decrease in our revenue cycle services.

The increases in non-GAAP gross fees and total net revenue during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 were primarily attributable to:

—	growth in our SCM segment from our vendor administrative fees and medical device consulting and strategic sourcing services; and

—	growth in our RCM segment from an increase in our subscription services related to our revenue cycle technology tools in addition to an increase in our revenue cycle services.

The decrease in operating income during the three months ended September 30, 2013 compared to the three months ended September 30, 2012, was primarily attributable to lower performance-related fee revenue during the period in addition to increases in the following operating expenses:

—	increased cost of revenue within our SCM segment attributable to a higher percentage of net revenue being derived from service-based engagements;

—

higher operating expenses related to increased compensation expense for new and existing personnel, inclusive of performance-based incentive and share-based compensation expense and professional fees; and

—	an increase in depreciation expense from additions of property and equipment including purchased software and internally developed software.

The increase in operating income during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, was primarily attributable to the growth in net revenue discussed above partially offset by the following operating expenses:

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

For the three months ended September 30, 2013, decreases in consolidated non-GAAP adjusted EBITDA and consolidated non-GAAP adjusted EBITDA margin compared to the three months ended September 30, 2012 were primarily attributable to lower performance-related fee revenue compared to the prior period in addition to higher cost of revenue within our SCM segment.

For the nine months ended September 30, 2013, increases in consolidated non-GAAP adjusted EBITDA and consolidated non-GAAP adjusted EBITDA margin compared to the nine months ended September 30, 2012 were primarily attributable to the net revenue increase discussed above in both SCM and RCM partially offset by an increase in cost of revenue.

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

Results of Operations

Consolidated Tables

The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$ 115,478	$ 109,335	$ 351,602	$ 321,351
Revenue share obligation(1)	(46,052)	(40,694)	(135,155)	(120,599)
Other service fees	33,801	30,471	101,596	93,740

Total Spend and Clinical Resource Management	103,227	99,112	318,043	294,492
Revenue Cycle Management	63,144	64,329	191,907	181,849

Total net revenue	166,371	163,441	509,950	476,341
Operating expenses:
Spend and Clinical Resource Management	74,381	72,715	238,777	220,938
Revenue Cycle Management	56,016	53,082	167,593	161,273

Total segment operating expenses	130,397	125,797	406,370	382,211
Operating income
Spend and Clinical Resource Management	28,846	26,397	79,266	73,554
Revenue Cycle Management	7,128	11,247	24,314	20,576

Total segment operating income	35,974	37,644	103,580	94,130
Corporate expenses(2)	13,393	11,236	36,640	32,914

Operating income	22,581	26,408	66,940	61,216
Other income (expense):
Interest expense	(11,814)	(16,672)	(35,544)	(50,722)
Other income	118	114	435	449

Income before income taxes	10,885	9,850	31,831	10,943
Income tax expense	3,983	4,386	12,141	3,467

Net income	6,902	5,464	19,690	7,476
Reportable segment adjusted EBITDA(3):
Spend and Clinical Resource Management	47,387	46,340	144,041	132,846
Revenue Cycle Management	$15,349	$17,835	$47,061	$41,532
Reportable segment adjusted EBITDA margin(4):
Spend and Clinical Resource Management	45.9%	46.8%	45.3%	45.1%
Revenue Cycle Management	24.3%	27.7%	24.5%	22.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of the corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended September 30, 2013 and September 30, 2012

	Three Months Ended September 30,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$115,478	69.4%	$109,335	66.9%	$6,143	5.6%
Revenue share obligation(1)	(46,052)	(27.7)	(40,694)	(24.9)	(5,358)	13.2
Other service fees	33,801	20.3	30,471	18.6	3,330	10.9

Total Spend and Clinical Resource Management	103,227	62.0	99,112	60.6	4,115	4.2
Revenue Cycle Management	63,144	38.0	64,329	39.4	(1,185)	(1.8)

Total net revenue	$166,371	100.0%	$163,441	100.0%	$2,930	1.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the three months ended September 30, 2013 was $166.3 million, an increase of approximately $2.9 million, or 1.8%, from total net revenue of $163.4 million for the three months ended September 30, 2012. The increase in total net revenue was comprised of a $4.1 million increase in SCM revenue and a $1.2 million decrease in RCM revenue. For the three months ended September 30, 2013 and 2012, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 2.2% and 5.0%, respectively. Revenue may fluctuate significantly from period to period based upon achieving and thereof receiving client acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the three months ended September 30, 2013 was $103.2 million, an increase of $4.1 million, or 4.2%, from net revenue of $99.1 million for the three months ended September 30, 2012. The increase was the result of an increase in gross administrative fees of $6.1 million, or 5.6%, and an increase in other service fees of $3.3 million partially offset by an approximate $5.3 million increase in non-GAAP revenue share obligation.

—

Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $6.1 million, or 5.6%, as compared to the prior period, primarily due to an increase in the average administrative fee percentage realized under our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—

Revenue share obligation. Non-GAAP revenue share obligation increased $5.3 million, or 13.2%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 39.9% and 37.2% for the three months ended September 30, 2013 and 2012, respectively. The increase was attributable in part to lower performance-related fees received (with no associated revenue share obligation) compared to the prior quarter. We may experience fluctuations in our revenue share ratio based on the mix of clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements.

—

Other service fees. The $3.3 million, or 10.9%, increase in other service fees primarily related to higher revenues from medical device consulting and strategic sourcing services partially offset by lower performance-related fee revenue during the period.

Revenue Cycle Management net revenue. RCM net revenue for the three months ended September 30, 2013 was $63.1 million, a decrease of $1.2 million, or 1.8%, from net revenue of $64.3 million for the three months ended September 30, 2012. The decrease was attributable to a $3.4 million decrease in revenue from our comprehensive revenue cycle service engagements partially offset by a $2.2 million increase in revenue from our revenue cycle technology tools. As we engage new clients, renew with existing clients and complete existing contracts, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Three Months Ended September 30,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$38,246	23.0%	$34,570	21.2%	$3,676	10.6%
Product development expenses	7,173	4.3	7,217	4.4	(44)	(0.6)
Selling and marketing expenses	12,898	7.8	12,983	7.9	(85)	(0.7)
General and administrative expenses	59,095	35.5	55,167	33.8	3,928	7.1
Acquisition and integration-related expenses	111	0.1	1,535	0.9	(1,424)	(92.8)
Depreciation	10,926	6.6	7,721	4.7	3,205	41.5
Amortization of intangibles	15,341	9.2	17,840	10.9	(2,499)	(14.0)

Total operating expenses	143,790	86.4	137,033	83.8	6,757	4.9
Operating expenses by segment:
Spend and Clinical Resource Management	74,381	44.7	72,715	44.5	1,666	2.3
Revenue Cycle Management	56,016	33.7	53,082	32.5	2,934	5.5

Total segment operating expenses	130,397	78.4	125,797	77.0	4,600	3.7
Corporate expenses	13,393	8.1	11,236	6.9	2,157	19.2

Total operating expenses	$143,790	86.4%	$137,033	83.8%	$6,757	4.9%

Cost of revenue. Cost of revenue for the three months ended September 30, 2013 was $38.2 million, or 23.0% of total net revenue, an increase of $3.7 million, or 10.6%, from cost of revenue of $34.5 million, or 21.2% of total net revenue, for the three months ended September 30, 2012. The increase was primarily attributable to an increase in service-related engagements in our SCM segment, which resulted in a higher cost of revenue since these activities are more labor intensive. In addition, for our engagements that involve achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our clients. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the three months ended September 30, 2013 were $7.1 million, or 4.3% of total net revenue, a decrease of $0.1 million, or 0.6%, from product development expenses of $7.2 million, or 4.4% of total net revenue, for the three months ended September 30, 2012. The decrease was primarily attributable to a $0.3 million decrease in compensation expense relating to new and existing employees partially offset by a $0.2 million increase in professional fees. Our product development capitalization rate for the three months ended September 30, 2013 and 2012, was 61.2% and 60.0%, respectively.

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

Selling and marketing expenses. Selling and marketing expenses for the three months ended September 30, 2013 were $12.9 million, or 7.8% of total net revenue, a decrease of $0.1 million, or 0.7%, from selling and marketing expenses of $13.0 million, or 7.9% of total net revenue, for the three months ended September 30, 2012. The decrease was attributable to a $0.4 million decrease in meeting expenses; a $0.2 million decrease in professional fees; and a $0.1 million decrease in compensation expense partially offset by a $0.6 million increase in share-based compensation.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2013 were $59.1 million, or 35.5% of total net revenue, an increase of $3.9 million, or 7.1%, from general and administrative expenses of $55.2 million, or 33.8% of total net revenue, for the three months ended September 30, 2012. The increase was attributable to a $2.5 million increase in professional fees; a $1.5 million increase in compensation expense to new and existing employees; a $0.6 million increase in share-based compensation; and a $0.3 million increase in telecommunications expense. The increase was partially offset by a $0.4 million decrease in transportation expense; a $0.4 million decrease in other operating infrastructure expense; and a $0.2 million decrease in bad debt expense.

Acquisition-related expenses. Acquisition and integration-related expenses for the three months ended September 30, 2013 were $0.1 million, or 0.1% of total net revenue, a decrease of $1.4 million, or 92.8%, from acquisition-related expenses of $1.5 million, or 0.9% of total net revenue, for the three months ended September 30, 2012. The decrease was attributable to lower costs relating to severance, retention and salaries relating to redundant positions. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the three months ended September 30, 2013 was $10.9 million, or 6.6% of total net revenue, an increase of $3.2 million, or 41.5%, from depreciation of $7.7 million, or 4.7% of total net revenue, for the three months ended September 30, 2012. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the three months ended September 30, 2013 was $15.3 million, or 9.2% of total net revenue, a decrease of $2.5 million, or 14.0%, from amortization of intangibles of $17.8 million, or 10.9% of total net revenue, for the three months ended September 30, 2012. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the three months ended September 30, 2013 were $74.4 million, or 44.7% of total net revenue, an increase of $1.7 million, or 2.3%, from approximately $72.7 million, or 44.5% of total net revenue for the three months ended September 30, 2012. As a percentage of SCM segment net revenue, segment expenses were 72.1% and 73.4% for the three months ended September 30, 2013 and 2012, respectively.

The increase was primarily attributable to a $3.5 million increase in cost of revenue in connection with higher direct labor costs; a $0.9 million increase in professional fees; a $0.8 million increase in depreciation expense; a $0.3 million increase in share-based compensation; and a $0.2 million increase in compensation expense to new and existing employees. The increase was partially offset by a $1.4 million decrease in integration and restructuring costs associated with the Broadlane Acquisition, including exit costs associated with our facilities consolidation, severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $0.9 million decrease in the amortization of intangibles as certain intangible assets reached the end of their useful life; a $0.8 million decrease in other operating infrastructure expense; a $0.4 million decrease in telecommunications expense; a $0.3 million decrease in meetings expense; and a $0.2 million decrease in transportation expense.

Revenue Cycle Management expenses. RCM operating expenses for the three months ended September 30, 2013 were $56.0 million, or 33.7% of total net revenue, an increase of $2.9 million, or 5.5%, from $53.1 million, or 32.5% of total net revenue, for the three months ended September 30, 2012. As a percentage of RCM segment net revenue, segment expenses were 88.7% and 82.5% for the three months ended September 30, 2013 and 2012, respectively.

The increase was primarily attributable to a $2.2 million increase in depreciation expense; a $1.2 million increase in telecommunications expense; a $1.0 million increase in share-based compensation; a $0.6 million increase in professional fees; and a $0.2 million increase in rent expense. The increase was partially offset by of a $1.5 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life; and a $0.8 million decrease in compensation expense to new and existing employees.

Corporate expenses. Corporate expenses for the three months ended September 30, 2013 were $13.4 million, an increase of $2.2 million, or 19.2%, from $11.2 million for the three months ended September 30, 2012, or 8.1% and 6.9% of total net revenue, respectively. The increase in corporate expenses was attributable to a $1.4 million increase in professional fees; a $0.9 million increase in compensation expense to new and existing employees; a $0.3 million increase in share-based compensation; and a $0.3 million increase in other operating infrastructure expense. The increase was partially offset by a $0.5 million decrease in telecommunications expense; and a $0.2 million decrease in transportation expense.

Non-operating Expenses

Interest expense. Interest expense for the three months ended September 30, 2013 was $11.8 million, a decrease of $4.9 million from interest expense of $16.7 million for the three months ended September 30, 2012. The decrease in interest expense was primarily due to a lower level of indebtedness compared to the prior period and a lower weighted average interest rate on our credit facility due to the debt refinancing in 2012. As of September 30, 2013, we had total indebtedness of $793.3 million compared to $885.0 million as of December 31, 2012. See Note 5 of the Notes to our Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the three months ended September 30, 2013 and 2012 was $0.1 million comprised mainly of rental income.

Income tax expense. Income tax expense for the three months ended September 30, 2013 was $4.0 million, a decrease of $0.4 million from an income tax expense of $4.4 million for the three months ended September 30, 2012, which was primarily attributable to a lower provision to return adjustment compared to the prior period. Income tax expense recorded during the three months ended September 30, 2013 reflected an effective income tax rate of 36.6%. Income tax expense recorded during the three months ended September 30, 2012 reflected an effective income tax rate of 44.5%.

In August 2013, we were notified by the Internal Revenue Service that our 2011 federal income tax return had been selected for examination. As a result of the carryback of our net operating loss from our 2012 federal income tax return to 2011, we were notified during the opening conference for the 2011 examination that our 2012 federal income tax return would also be included with the 2011 examination. Fieldwork on this examination commenced in September 2013. No conclusion or preliminary results have been communicated to us. We do not expect any material assessment to be realized from this examination. We anticipate the examination will be completed by September 2014.

Comparison of the Nine Months Ended September 30, 2013 and September 30, 2012

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$351,602	68.9%	$321,351	67.5%	$30,251	9.4%
Revenue share obligation(1)	(135,155)	(26.5)	(120,599)	(25.3)	(14,556)	12.1
Other service fees	101,596	19.9	93,740	19.7	7,856	8.4

Total Spend and Clinical Resource Management	318,043	62.4	294,492	61.8	23,551	8.0
Revenue Cycle Management	191,907	37.6	181,849	38.2	10,058	5.5

Total net revenue	$509,950	100.0%	$476,341	100.0%	$33,609	7.1%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the nine months ended September 30, 2013 was $509.9 million, an increase of approximately $33.6 million, or 7.1%, from total net revenue of $476.3 million for the nine months ended September 30, 2012. The increase in total net revenue was comprised of a $23.5 million increase in SCM revenue and a $10.1 million increase in RCM revenue. For the nine months ended September 30, 2013 and 2012, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 3.3% and 3.9%, respectively. Revenue may fluctuate significantly from period to period based upon achieving and thereof receiving client acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the nine months ended September 30, 2013 was $318.0 million, an increase of $23.5 million, or 8.0%, from net revenue of $294.5 million for the nine months ended September 30, 2012. The increase was the result of an increase in gross administrative fees of $30.2 million, or 9.4%, and an increase in other service fees of $7.8 million partially offset by an approximate $14.5 million increase in non-GAAP revenue share obligation.

—

Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $30.2 million, or 9.4%, as compared to the prior period, primarily due to an increase in the average administrative fee percentage realized under our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—

Revenue share obligation. Non-GAAP revenue share obligation increased $14.5 million, or 12.1%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 38.4% and 37.5% for the nine months ended September 30, 2013 and 2012, respectively. We may experience fluctuations in our revenue share ratio based on the mix of clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements.

—

Other service fees. The $7.8 million, or 8.4%, increase in other service fees primarily related to higher revenues from medical device consulting and strategic sourcing services due to an increased number of engagements from new and existing clients. In addition, we recorded $5.4 million in revenue associated with our annual client and vendor meeting for the nine months ended September 30, 2013 compared to $5.1 million for the nine months ended September 30, 2012.

Revenue Cycle Management net revenue. RCM net revenue for the nine months ended September 30, 2013 was $191.9 million, an increase of $10.1 million, or 5.5%, from net revenue of $181.8 million for the nine months ended September 30, 2012. The increase was attributable to an $8.3 million increase in revenue from our revenue cycle technology tools and a $1.8 million increase in revenue from our comprehensive revenue cycle service engagements. As we engage new clients, renew with existing clients and complete existing contracts, we will continue to experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Nine Months Ended September 30,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$110,010	21.6%	$100,583	21.1%	$9,427	9.4%
Product development expenses	23,649	4.6	20,777	4.4	2,872	13.8
Selling and marketing expenses	46,925	9.2	46,709	9.8	216	0.5
General and administrative expenses	174,914	34.3	165,577	34.8	9,337	5.6
Acquisition and integration-related expenses	9,576	1.9	4,812	1.0	4,764	99.0
Depreciation	29,979	5.9	21,416	4.5	8,563	40.0
Amortization of intangibles	47,957	9.4	55,251	11.6	(7,294)	(13.2)

Total operating expenses	443,010	86.9	415,125	87.1	27,885	6.7
Operating expenses by segment:
Spend and Clinical Resource Management	238,777	46.8	220,938	46.4	17,839	8.1
Revenue Cycle Management	167,593	32.9	161,273	33.9	6,320	3.9

Total segment operating expenses	406,370	79.7	382,211	80.2	24,159	6.3
Corporate expenses	36,640	7.2	32,914	6.9	3,726	11.3

Total operating expenses	$443,010	86.9%	$415,125	87.1%	$27,885	6.7%

Cost of revenue. Cost of revenue for the nine months ended September 30, 2013 was $110.0 million, or 21.6% of total net revenue, an increase of approximately $9.4 million, or 9.4%, from cost of revenue of $100.6 million, or 21.1% of total net revenue, for the nine months ended September 30, 2012. The increase was primarily attributable to an increase in service-related engagements in our SCM segment, which resulted in a higher cost of revenue given these activities are more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our clients. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the nine months ended September 30, 2013 were $23.6 million, or 4.6% of total net revenue, an increase of $2.9 million, or 13.8%, from product development expenses of $20.7 million, or 4.4% of total net revenue, for the nine months ended September 30, 2012. The increase was primarily attributable to a $2.2 million increase in compensation expense relating to new and existing employees; a $0.4 million increase in share-based compensation; and a $0.3 million increase in other operating infrastructure expense. Our product development capitalization rate for the nine months ended September 30, 2013 and 2012, was 56.1% and 59.9%, respectively.

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

Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2013 were $46.9 million, or 9.2% of total net revenue, an increase of $0.2 million, or 0.5%, from selling and marketing expenses of $46.7 million, or 9.8% of total net revenue, for the nine months ended September 30, 2012. The increase was attributable to a $0.9 million increase in share-based compensation. The increase was partially offset by a $0.4 million decrease in professional fees and a $0.3 million decrease in other operating infrastructure expense. Total expenses related to our client and vendor meeting amounted to $6.5 million for the nine months ended September 30, 2013 and 2012.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2013 were $174.9 million, or 34.3% of total net revenue, an increase of $9.3 million, or 5.6%, from general and administrative expenses of $165.6 million, or 34.8% of total net revenue, for the nine months ended September 30, 2012. The increase was attributable to a $7.7 million increase in compensation expense to new and existing employees; a $1.3 million increase in share-based compensation expense; a $0.9 million impairment charge related to certain internally developed software products that were no longer being utilized; a $0.6 million increase in professional fees; and a $0.6 million increase in telecommunications expense. The increase was partially offset by a $0.6 million decrease in other operating infrastructure expense; a $0.5 million decrease in transportation expense; a $0.5 million decrease in bad debt expense; and a $0.2 million decrease in rent expense.

Acquisition-related expenses. Acquisition and integration-related expenses for the nine months ended September 30, 2013 were $9.6 million, or 1.9% of total net revenue, an increase of $4.8 million, or 99%, from acquisition-related expenses of $4.8 million, or 1.0% of total net revenue, for the nine months ended September 30, 2012. The increase was attributable to a $6.4 million charge for exit costs relating to consolidating certain facilities in Plano, Texas; a $0.2 million increase in system migration and standardization costs; partially offset by a $1.8 million decrease in other costs relating to severance, retention and salaries relating to redundant positions. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the nine months ended September 30, 2013 was $30.0 million, or 5.9% of total net revenue, an increase of $8.6 million, or 40.0%, from depreciation of $21.4 million, or 4.5% of total net revenue, for the nine months ended September 30, 2012. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the nine months ended September 30, 2013 was $48.0 million, or 9.4% of total net revenue, a decrease of $7.3 million, or 13.2%, from amortization of intangibles of $55.3 million, or 11.6% of total net revenue, for the nine months ended September 30, 2012. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the nine months ended September 30, 2013 were $238.7 million, or 46.8% of total net revenue, an increase of $17.8 million, or 8.1%, from approximately $220.9 million, or 46.4% of total net revenue for the nine months ended September 30, 2012. As a percentage of SCM segment net revenue, segment expenses were 75.1% and 75.0% for the nine months ended September 30, 2013 and 2012, respectively.

The increase was primarily attributable to a $10.4 million increase in cost of revenue in connection with higher direct labor costs; a $4.9 million increase in compensation expense with respect to new and existing employees; a $4.8 million increase in integration and restructuring costs associated with the Broadlane Acquisition, including exit costs associated with our facilities consolidation, severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $2.7 million increase in depreciation expense; a $1.6 million increase in share-based compensation expense; and a $0.5 million increase in meetings expense. The increase was partially offset by a $3.6 million decrease in the amortization of intangibles as certain intangible assets reached the end of their useful life; a $1.3 million decrease in telecommunications expense; a $0.9 million decrease in other operating infrastructure expense; a $0.5 million decrease in rent expense; a $0.4 million decrease in professional fees; and a $0.4 million decrease in transportation expense.

Revenue Cycle Management expenses. RCM operating expenses for the nine months ended September 30, 2013 were $167.6 million, or 32.9% of total net revenue, an increase of $6.3 million, or 3.9%, from $161.3 million, or 33.9% of total net revenue, for the nine months ended September 30, 2012. As a percentage of RCM segment net revenue, segment expenses were 87.3% and 88.7% for the nine months ended September 30, 2013 and 2012, respectively.

The increase was primarily attributable to a $4.7 million increase in depreciation expense; a $3.6 million increase in telecommunications expense; a $1.9 million increase in compensation expense with respect to new and existing employees; a $0.9 million impairment charge related to certain internally developed software products that were no longer being utilized; a $0.8 million increase in share-based compensation; a $0.5 million increase in other operating infrastructure expense; and a $0.4 million increase in rent expense. The increase was partially offset by a $3.7 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life; a $2.4 million decrease in cost of revenue; and a $0.4 million decrease in bad debt expense.

Corporate expenses. Corporate expenses for the nine months ended September 30, 2013 were $36.6 million, an increase of $3.7 million, or 11.3%, from $32.9 million for the nine months ended September 30, 2012, or 7.2% and 6.9% of total net revenue, respectively. The increase in corporate expenses was attributable to a $3.8 million increase in compensation expense with respect to new and existing employees; a $1.5 million increase in share-based compensation expense; a $1.1 million increase in depreciation expense. The increase was partially offset by a $1.6 million decrease in telecommunications expense; a $0.6 million decrease in other operating infrastructure expense; and a $0.5 million decrease in transportation expense.

Non-operating Expenses

Interest expense. Interest expense for the nine months ended September 30, 2013 was $35.5 million, a decrease of $15.2 million from interest expense of $50.7 million for the nine months ended September 30, 2012. The decrease in interest expense was primarily due to a lower level of indebtedness compared to the prior period and a lower weighted average interest rate on our credit facility due to the debt refinancing in 2012. As of September 30, 2013, we had total indebtedness of $793.4 million compared to $885.0 million as of December 31, 2012. See Note 5 of the Notes to our Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the nine months ended September 30, 2013 was $0.4 million, comprised mainly of rental income. Other income for the nine months ended September 30, 2012 was $0.4 million, primarily comprised of $0.3 million in rental income and $0.1 million from a gain on the sale of certain assets.

Income tax expense. Income tax expense for the nine months ended September 30, 2013 was $12.1 million, an increase of $8.6 million from an income tax expense of $3.5 million for the nine months ended September 30, 2012, which was primarily attributable to increased income before taxes. Income tax expense recorded during the nine months ended September 30, 2013 reflected an effective income tax rate of 38.1%. Income tax expense recorded during the nine months ended September 30, 2012 reflected an effective income tax rate of 31.7%. During the nine months ended September 30, 2012, we restructured several subsidiaries to reflect the integration of the Broadlane acquisition into our operations. This restructuring required us to recognize a reduction in our state income tax rate and as a result, we recognized a $1.4 million discrete tax benefit during the nine months ended September 30, 2012.

In August 2013, we were notified by the Internal Revenue Service that our 2011 federal income tax return had been selected for examination. As a result of the carryback of our net operating loss from our 2012 federal income tax return to 2011, we were notified during the opening conference for the 2011 examination that our 2012 federal income tax return would also be included with the 2011 examination. Fieldwork on this examination commenced in September 2013. No conclusion or preliminary results have been communicated to us. We do not expect any material assessment to be realized from this examination. We anticipate the examination will be completed by September 2014.

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

As of September 30, 2013, we had $10.0 million drawn on our revolving credit facility resulting in $189.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of September 30, 2013 and December 31, 2012, we had cash and cash equivalents of zero and $13.7 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)
Net income	$19.7	$7.5	$12.2	162.7%
Non-cash items	91.8	91.6	0.2	0.2
Net changes in working capital	(1.7)	8.6	(10.3)	(119.8)

Net cash provided by operations	$109.8	$107.7	$2.1	1.9%

Net income represents the income attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, impairment of assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, (gain) loss on sale of assets, amortization of debt issuance costs and non-cash interest expense. Refer to our condensed consolidated statement of cash flows for details regarding these non-cash items. The total for these non-cash expenses was $91.8 million and $91.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the nine months ended September 30, 2013, the working capital changes resulting in a decrease to cash flow from operations of $1.7 million primarily consisted of the following:

Decrease to cash flow

—

an increase in prepaid expenses and other assets of $3.1 million primarily related to an increase in software maintenance costs of $3.0 million; deferred royalty costs of $0.4 million; and deferred sales expenses of $0.4 million partially offset by lower prepaid insurance of $1.0 million;

—	an increase in other long-term assets of $1.1 million primarily related to the timing of cash payments for our deferred sales expenses;

—	a $4.7 million working capital decrease in trade accounts payable due to the timing of various payment obligations;

—	a $7.4 million decrease in accrued payroll and benefits due to payroll cycle timing and the payment of our 2012 performance-based compensation expense; and

—	a decrease in deferred revenue of $3.4 million for cash receipts not yet recognized as revenue.

The working capital changes resulting in decreases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in increases to cash flow:

Increase to cash flow

—	a decrease in accounts receivable of $5.5 million primarily related to the timing of invoicing and cash collections;

—	a $4.1 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO; and

—	a $8.4 million increase in other accrued expenses primarily due to $4.7 million associated with the book overdraft discussed earlier in addition to the timing of other payment obligations.

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

Investing Activities.

Investing activities used $46.4 million of cash for the nine months ended September 30, 2013 which included $30.2 million for investment in software development and $16.2 million of capital expenditures.

Investing activities used $42.8 million of cash for the nine months ended September 30, 2012 which included $31.0 million for investment in software development and $11.8 million of capital expenditures.

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

Financing Activities.

Financing activities used $77.1 million of cash for the nine months ended September 30, 2013. We made payments on our Term Loan Facility of $91.6 million consisting of $11.6 million in scheduled principal payments and $80.0 million voluntary prepayments from free cash flow. In addition, we made payments of $0.5 million that were made on our finance obligation (as discussed below). This was partially offset by $9.9 million received from the issuance of common stock and $5.1 million from the excess tax benefit from the exercise of stock options. As of September 30, 2013, our credit agreement requires an assessment of excess cash flow beginning for our fiscal year ended December 31, 2013. We would be required to make any excess cash flow payment during the first quarter of 2014.

Financing activities used $119.6 million of cash for the nine months ended September 30, 2012. We borrowed $90.0 million from our revolving credit facility consisting of: (i) a $55.0 million draw used to partially fund the deferred payment obligation made in January 2012; and (ii) a $35.0 million draw used to make a voluntary prepayment on our senior term loan facility. We also received $5.2 million from the issuance of common stock; and $1.2 million from the excess tax benefit from the exercise of stock options. This was offset by $120.1 million for the payment of the deferred purchase consideration made in connection with the Broadlane Acquisition. We made payments on our senior term loan facility of $94.8 million consisting of: (i) $4.8 million in scheduled principal payments; (ii) $55.0 million in voluntary prepayments from free cash flow; and (iii) a $35.0 million voluntary prepayment from our revolver draw discussed above. In addition, we made payments of $0.5 million that were made on our finance obligation as well as repurchased approximately 62,000 shares of our common stock under our share repurchase program (now expired) totaling $0.6 million.

Off-Balance Sheet Arrangements and Commitments

We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building located in Cape Girardeau, Missouri under a finance obligation. We do not believe that this letter of credit will be drawn.

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of September 30, 2013 for each respective year (Unaudited, in thousands):

Amount
2013	$2,783(1)
2014	11,894
2015	9,938
2016	7,794
2017	7,326
Thereafter	50,954

Total future minimum rental payments	$90,689

  (1) Represents the remaining rental payments due during the fiscal year ending December 31, 2013.

As of September 30, 2013, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation	2013	2012	2013	2012
	(Unaudited, in thousands)		(Unaudited, in thousands)
Net income	$6,902	$5,464	$19,690	$7,476
Depreciation	10,926	7,721	29,979	21,416
Depreciation (included in cost of revenue)	571	536	1,740	1,353
Amortization of intangibles	15,341	17,840	47,957	55,251
Amortization of intangibles (included in cost of revenue)	-	139	-	417
Interest expense, net of interest income(1)	11,813	16,672	35,544	50,717
Income tax expense	3,983	4,386	12,141	3,467

EBITDA	49,536	52,758	147,051	140,097
Share-based compensation expense(2)	4,361	2,781	11,783	7,796
Rental income from capitalizing building lease(3)	(109)	(109)	(328)	(328)
Acquisition and integration-related expenses(4)	111	1,535	9,576	4,812

Adjusted EBITDA	$53,899	$56,965	$168,082	$152,377

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statement of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2012 for further discussion of this rental income.

(4)	Represents the amount attributable to acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs. We may incur costs in future periods related to our plans including but not limited to aligning service offerings and standardizing and migrating certain Broadlane operational systems and transactional data sets into our operational systems.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited, in thousands)
Net income	$6,902	$5,464	$19,690	$7,476
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	15,814	18,453	49,378	57,088
Pre-tax non-cash, share-based compensation(1)	4,361	2,781	11,783	7,796
Pre-tax acquisition and integration related expenses(2)	111	1,535	9,576	4,812

Tax effect on pre-tax adjustments(3)	(8,115)	(9,108)	(28,295)	(27,878)

Non-GAAP adjusted net income	$19,073	$19,125	$62,132	$49,294

	Three Months Ended September 30,		Nine Months Ended September 30,
Per share data	2013	2012	2013	2012
	(Unaudited)
EPS - diluted	$0.11	$0.09	$0.32	$0.13
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	0.26	0.30	0.81	0.97
Pre-tax non-cash, share-based compensation(1)	0.07	0.05	0.19	0.13
Pre-tax acquisition and integration related expenses(2)	-	0.03	0.16	0.08

Tax effect on pre-tax adjustments(3)	(0.13)	(0.15)	(0.46)	(0.47)

Non-GAAP adjusted EPS - diluted	$0.31	$0.32	$1.02	$0.84

Weighted average shares - diluted (in 000s)	61,476	59,513	60,912	58,896

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact, on a pre-tax basis, of acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. We used a tax rate of 40.0% for the three and nine months ended September 30, 2013 and 2012 since we believe the 40% will be our normalized long-term tax rate. The effective tax rate for the three months ended September 30, 2013 and 2012 was 36.6% and 44.5%, respectively. The effective tax rate for the nine months ended September 30, 2013 and 2012 was 38.1% and 31.7%, respectively.

New Pronouncements

Income Taxes

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update amends existing GAAP that required in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We do not expect any impact from this update on our financial statements.

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

Interest rate risk. We had outstanding borrowings on our Term Loan Facility and Revolving Credit Facility of $468.4 million as of September 30, 2013. The Term A Facility and the Revolving Credit Facility bear interest at LIBOR plus an applicable margin. The Term B Facility bears interest at LIBOR, subject to a floor of 1.25% plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of September 30, 2013, which bears interest at 8% per annum.

To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loans, would have resulted in an approximate $3.5 million increase to our interest expense for the nine months ended September 30, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date
/s/ JOHN A. BARDIS	Chairman of the Board of Directors and Chief Executive Officer	November 6, 2013
Name: John A. Bardis	(Principal Executive Officer)

/s/ CHARLES O. GARNER	Chief Financial Officer	November 6, 2013
Name: Charles O. Garner	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

  * Filed herewith