Form 10-K
period 2013-12-31
MEDASSETS INC
filed 2014-03-03
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,041,949,178 based on the closing sale price of the Common Shares on the Nasdaq Global Select Market on that date. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

The number of shares of Common Stock outstanding at February 14, 2014 was 61,751,307.

Documents incorporated by reference

Portions of the Registrant’s Proxy Statement (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of December 31, 2013), for the annual meeting of shareholders, are incorporated by reference in Part III.

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

Overview

MedAssets is headquartered in Alpharetta, Georgia, and was incorporated in 1999. We are a financial and performance improvement company providing technology-enabled products and services (“solutions”) that, together, help mitigate the increasing financial challenges faced by hospitals, health systems, and other non-acute healthcare providers. These challenges include higher costs resulting from increasing complexity in operational approaches and clinical care as well as lower revenues due to the rising complexity of healthcare reimbursement, reductions in elective procedures and high levels of uncompensated care. According to quarterly financial disclosure reports, the median hospital operating margin was 4.6% in 2012, and approximately 23% of hospitals reported a negative total profit margin for the year. We believe that hospital and health system operating margins will remain under long-term and continual financial pressure due to shortfalls or reductions in government reimbursement, commercial insurance pricing leverage, continued escalation of operating and supply costs, and increased demand for services at lower reimbursement rates with the implementation of healthcare reform initiatives.

Our solutions are designed to reduce the total cost of care delivery, enhance operational efficiency, align clinical delivery of physicians and staff to advance care coordination, and improve revenue performance primarily for hospitals and health systems. We believe implementation of our full suite of solutions has the potential to decrease supply costs and improve clinical resource utilization and increase revenue capture and cash flow. The sustainable financial improvements provided by our solutions typically occur in a matter of months and can be quantified and confirmed by our clients. Our solutions integrate with our clients’ existing operations and enterprise software systems, and require minimal upfront costs or capital expenditures for our clients.

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

Our success in improving our clients’ ability to increase revenue and manage supply expense has driven substantial growth in our client base and has allowed us to expand sales of our products and services to existing clients. These factors have contributed to our compounded annual net revenue growth rate of approximately 19.7% over our last five fiscal years. Our client base currently includes over 4,400 acute care hospitals and more than 122,000 ancillary or non-acute provider locations.

We manage our business through our two business segments, Spend and Clinical Resource Management (“SCM”) and Revenue Cycle Management (“RCM”). Our SCM segment manages approximately $51 billion of annual supply spend by healthcare providers, including more than $28 billion of annual spend through our group purchasing organization (“GPO”), on behalf of more than 3,200 hospital clients. Our RCM segment currently has more than 2,700 hospital clients and touches over $400 billion in gross patient revenue annually.

•	Spend and Clinical Resource Management. Our SCM segment is an industry leader in cost management capabilities for healthcare providers. We provide a comprehensive suite of cost management services, supply chain analytics and data capabilities that help our clients reduce their total cost of care delivery, enhance their operational efficiency and align their clinicians’ delivery of care with advance care coordination. Our solutions lower operating costs through compliance to our strategic sourcing of supplies and purchased services at discounted prices, supply chain outsourcing and procurement services capabilities. We also help to improve care processes and reduce care variations through the use of our clinical and process improvement consulting services, workforce optimization solutions and business analytics and intelligence tools. Based on our analysis of certain clients that have implemented a portion of our products and services, we estimate that implementation of our full suite of SCM solutions has the potential to decrease a typical health system’s supply expenses by 3% to 10%, which equates to an increase in operating margin of 0.5% to 2.0% of revenue.

•	Revenue Cycle Management. Our RCM segment is one of the largest providers of revenue cycle management solutions to healthcare providers, primarily hospitals and health systems. We provide SaaS or Web-based software and technology-enabled services designed to improve revenue performance for healthcare organizations — through patient access and financial responsibility, clinical documentation, charge capture and revenue integrity, pricing analysis, claims processing and denials management, payor contract management, extended business office revenue recovery, accounts receivable services and outsourcing. Our workflow solutions, together with our analytics tools, leverage proprietary data, reimbursement and payor rules to increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance. Based on our analysis of certain clients that have implemented a portion of our products and services, we estimate that implementation of our full suite of RCM solutions has the potential to increase a typical health system’s net patient revenue by 1.0% to 3.0%.

We believe that we are well positioned to deliver client-specific solutions to the market as hospitals, health systems and non-acute providers continue to face the financial pressures that are endemic and long-term to the healthcare industry and particularly acute in today’s economic climate. We have leveraged the scale and scope of our overall business to develop a strong understanding and unique base of content regarding the environment in which hospitals and health systems operate. With the benefit of this insight, we develop solutions that are designed to strengthen financial and operational performance across our clients’ organizations.

Industry

According to the U.S. Centers for Medicare & Medicaid Services (“CMS”), spending on healthcare in the United States was projected to reach $2.8 trillion in 2012, or 17.9% of United States Gross Domestic Product, or GDP. Healthcare spending is projected to reach $5.0 trillion by 2022, or 19.9% of GDP. In 2012, spending on hospital care was estimated to be $892.4 billion, representing the single largest component of healthcare spending. According to the American Hospital Association, the U.S. healthcare market has approximately 5,700 acute care hospitals, of which nearly 3,000 are part of health systems. A health system is a healthcare provider with a range of facilities and services designed to deliver care more efficiently and to compete more effectively to increase market share. The Bureau of Labor Statistics estimates that the non-acute care market consists of nearly 560,000 healthcare facilities and providers, including outpatient medical centers and surgery centers, medical and diagnostic laboratories, imaging and diagnostic centers, home healthcare service providers, long term care providers, and physician practices.

We believe that ongoing strains on government agencies’ ability to pay for healthcare will continue to have the effect of limiting available reimbursement for healthcare providers. Reimbursement by federal programs often does not cover a hospital’s cost of providing care. In 2012, community hospitals had a shortfall of more than $45.9 billion relative to the cost of providing care to Medicare and Medicaid beneficiaries, up 105.8% from $22.3 billion in 2002, according to the American Hospital Association. The growing Medicare- and Medicaid-eligible population, combined with a declining number of workers per Medicare beneficiary, is expected to result in significant federal and state budgetary pressures leading to increasing reimbursement shortfalls for hospitals relative to the cost of providing care.

In order to address rising healthcare costs, employers are pressuring managed care companies to contain healthcare insurance premium increases and reduce the healthcare benefits offered to employees. These ongoing efforts by employers to manage healthcare costs could have the effect of limiting reimbursement for hospitals. In addition, the launch of government-sponsored health insurance exchanges may negatively impact broader reimbursement trends for healthcare providers.

The introduction of consumer-directed or high-deductible health plans by managed care companies, as well as the overall decline in healthcare coverage by employers, has forced private individuals to assume greater financial responsibility for their healthcare expenditures. Consumer-directed health plans, and their associated high deductibles, increase the complexity and change the nature of billing procedures for hospitals and health systems. As more and more payment responsibility shifts to the consumer, hospitals are less likely to be reimbursed and are required to classify the associated care expenses as bad debt as individuals are unable to pay for services rendered.

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

Unsustainable Hospital and Health System Costs and Supply Expenses

We estimate that the supplies and non-labor services used in conjunction with the delivery of hospital care account for more than 40% of overall hospital costs. These costs include commodity-type medical-surgical supplies, medical devices, branded and generic pharmaceuticals, laboratory supplies, food and nutritional products and purchased services. Hospitals are required to purchase many different types of supplies and services as a result of the wide range of medical care that they administer to patients. For example, it is common for hospitals to maintain supply cost and pricing information on over 35,000 different product types and models in their internal supply record-keeping systems, or master item files.

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

Market Opportunity

We believe that the endemic, persistent and growing healthcare industry pressures provide us substantial opportunities to assist hospitals and health systems to increase net revenue and reduce supply expense. We estimate the total addressable market for our enterprise-wide solutions in the United States to be more than $12 billion, including outsourced or embedded management services.

Reimbursement Complexities and Pressures

Hospitals and health systems are faced with complex and changing reimbursement rules across the government agency and managed care payor categories, as well as the challenge of collecting an increasing percentage of revenue directly from individual patients. Key reimbursement complexities and pressures include:

•

Patient Protection and Affordable Care Act. In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. The law focuses, among other things, on reform of the private health insurance market to provide coverage for uninsured individuals and better coverage for those with pre-existing conditions. It is now estimated that as many as 25 million uninsured individuals will have access to affordable coverage beginning in 2014. The law also provides for the commencement of health insurance exchanges as a new market place where individuals and small businesses can compare policies and premiums, and buy insurance with a government subsidy, if eligible. In addition, the PPACA encourages the formation of accountable care organizations (ACOs) to promote accountability by healthcare providers and payors for a patient population, and has established various pilot projects to understand the impact and benefits of various bundled reimbursement methodologies. These new reimbursement methodologies will significantly affect providers that are involved in patient care delivery. Instead of each provider being paid separately for the services performed, one bundled payment will cover the total care provided. New competencies will be needed to coordinate care, manage costs and allocate reimbursement.

While coverage of uninsured individuals may mean fewer unpaid hospital bills, much of the additional insurance coverage provided to the newly insured is expected to be provided through expanded Medicaid coverage as well as by state or federally-sponsored health insurance exchanges. Such care is likely to be covered at reimbursement rates below recent historical levels, which, in the case of Medicaid, have been below the cost of care delivery. Any short-term benefit for healthcare providers may also be offset by a decrease in funding for uncompensated care, reductions in Medicare and Medicaid payments, penalties for adverse outcomes, and the challenges of supporting increased utilization of healthcare services.

•	Government agency reimbursement coding standards. Government-mandated billable coding changes continue to present ever greater complexity in the reimbursement process by requiring hospitals to change their systems and processes in order to submit compliant Medicare invoices required for payment, thereby straining existing information technology. For example, U.S. healthcare providers, payors and clearinghouses were required to be compliant with version 5010 of the Health Insurance Portability and Accountability Act (“HIPAA”) transaction and code set standards for eligibility, claims status, referrals, claims and remittances by June 30, 2012. In addition, healthcare providers are required to transition from the ICD-9 (International Statistical Classification of Diseases and Related Health Problems) system to ICD-10, a much more complex coding scheme for documenting diagnoses and procedures in order to comply with World Health Organization standards as required by the U.S. Department of Health and Human Services (“HHS”) by October 1, 2014. The ICD-10 coding system totals approximately 155,000 different codes, ten times more than the 14,400 codes found in ICD-9. Healthcare providers continue to make investments in technology upgrades, process change and staff training due to this major regulatory change.

•	Managed care plans. Employers typically provide medical insurance benefits to their employees through managed care plans that can offer a variety of indemnity, preferred provider organization (“PPO”), health maintenance organization (“HMO”), point-of-service (“POS”), and consumer-directed health plans. Each of these plans has individual network designs and pre-authorization requirements, as well as co-payment, co-insurance and deductible profiles. These varying profiles are difficult to monitor and frequently result in the submission of invoices that do not comply with applicable payor requirements.

•	Consumer-directed health plans. According to CMS, consumer out-of-pocket payments for health expenditures increased to $320.2 billion in 2012 from $271.6 billion in 2006. Furthermore, many employer-sponsored plans have benefit designs that require large out-of-pocket expenses for individual employees. Traditionally, hospitals and health systems have developed billing and collection processes to interact with government agency and managed care payors on a high-volume, scheduled basis. The advent of consumer-directed healthcare, or high-deductible health insurance plans, requires hospitals and health systems to invoice patients on an individual basis. We believe many hospitals and health systems do not have the appropriate level of technological infrastructure and/or operational expertise required to successfully manage a high volume of invoices to individuals.

Provider Complexities and Pressures

Hospitals and health systems face increasing cost pressures caused by declining reimbursement, overutilization of services, continued increase of supply prices, technological innovation and complexities inherent in procuring the vast number and quantity of supplies and medical devices required for the delivery of care, as well as the anticipated impact of health insurance reform initiatives. Key complexities and pressures include:

•	Increased patient volumes and lower reimbursement from health insurance coverage. While coverage of uninsured individuals may mean fewer unpaid hospital bills, much of the care provided to the newly insured is expected to be provided through expanded Medicaid coverage as well as by state or federally-sponsored health insurance exchanges. In addition, it is estimated that approximately 8,000 baby boomers per day are becoming eligible for Medicare. Such care is likely to be covered at reimbursement rates below previous levels, which, in the case of both Medicare and Medicaid, are already below the cost of care delivery.

•	Pricing pressure due to technological innovation. Historically, advances in specific therapies and technologies have resulted in higher-priced supplies for hospitals, which have significantly decreased the profitability associated with a number of the medical procedures that hospitals perform. For implantable medical devices in particular, hospitals often have a limited ability to mitigate high unit costs because practicing physicians, who are usually not employed by the hospital, often prefer to choose the specific devices that will be used in the delivery of care. Although hospitals are required to procure and pay for these devices, their ability to manage the costs is limited because the hospitals cannot influence the purchasing decision in the same way they are able to with other medical supplies.

•	Supply chain complexities. Despite the use of GPOs to obtain discounts on supplies, hospitals and health systems often do not optimally manage their supply costs due to decentralized purchasing decisions and varying clinical preferences. In addition, hospital supply procurement is highly complex given the vast number of supplies purchased subject to frequently changing contract terms. As a result, supplies are often purchased without a manufacturer contract, or off-contract, which results in higher prices. Furthermore, hospitals often fail to aggregate purchases of commodity-type supplies to take advantage of discounts based on purchase volume or to recognize when they have qualified for these discounts.

•	Hospitals focus on quality clinical care. Healthcare organizations have historically devoted the majority of their financial and operational resources to investing in people, technologies and infrastructure that improve the level and quantities of clinical care that they can provide. In part, this focus has been driven by healthcare providers’ historical ability to capture higher reimbursement for innovative, more sophisticated medical procedures and therapeutic specialties. In addition, healthcare executives are worried about reducing waste and unwarranted utilization, and managing horizontally across their organizations. Since these organizations’ overall financial and operational resources are limited, investments in higher quality clinical care have often come at the expense of investment in other infrastructure systems, including revenue capture, billing, and materials management. As a result, existing hospital operations and financial and information systems are often ill-suited to manage the increasing complexity and ongoing changes that are inherent in the current and future reimbursement, supply procurement, clinical care and cost management environment.

MedAssets Solutions

Our technology-enabled solutions enable healthcare providers, primarily hospitals and health systems, to mitigate the trend of expenses increasing at a greater rate than revenue. Our SCM solutions reduce expenses through focused or comprehensive supply chain and clinical resource utilization services that use data and analytics, such as master item files and hospital purchasing data, to identify opportunities for savings and process improvement. This enables us to assist our clients in negotiating discounts on specific high-cost physician preference items and pharmaceuticals, and allows our clients to optimize purchasing of supplies and services as well as to engage physicians in the process to reduce the total cost of care. Our RCM solutions increase net revenue collection rates for healthcare providers by analyzing complex information sets, such as chargemasters and payor rules, to facilitate regulatory compliance and payor requirements in order to realize accurate and timely submission and tracking of invoices or claims.

Our Competitive Strengths

Key elements of our competitive strengths include:

•	Comprehensive and flexible suite of solutions. Our proprietary applications are primarily delivered through SaaS-based software and are designed to integrate with our clients’ existing systems and work processes, rather than replacing enterprise software systems. As a result, our solutions are scalable and generally require minimal or no upfront investment by our clients. Moreover, we can offer our clients an opportunity to leverage our comprehensive and flexible set of product and service capabilities in order to help transform their operations through fundamental and sustainable process change and to increase cost savings, revenue capture and/or cash flows.

•	Leading market position. We believe we are a market leader in each of the two segments in which we operate. This relative market share advantage enables us to invest, at a greater level, in areas of our business to enhance our competitiveness through product innovation and development, sales and client support, as well as employee training and development.

•	Long-term and expanding client relationships. We collaborate with our clients throughout the duration of our relationships to ensure anticipated financial improvement is realized and to identify additional solutions that can yield incremental financial improvements. Our ability to provide measurable financial improvement and expand the value of our solutions over time has allowed us to develop strong relationships with our clients’ senior management teams. Our collaborative approach and ability to deliver measurable financial improvement has resulted in high retention of our large health system clients and, in turn, a predictable base of stable, recurring revenue.

•	Superior proprietary data. Our solutions are supported by proprietary databases compiled by leveraging the breadth of our client base and product and service offerings over a period of years. We believe our databases are the industry’s most comprehensive, including our clinical analytic database of inpatient, outpatient, ambulatory surgery and physician encounters of over two billion charge detail records for over 550 clinical programs. MedAssets is able to provide a detail service line analysis that includes benchmarks, pricing targets, and utilization targets. Our proprietary master item file contains approximately two million different product types and models, our chargemaster contains over 360,000 distinct charges, and our claims management, contract management and Knowledge Source databases contain governmental and other third-party payor rules and comprehensive pricing data. In addition, we integrate a hospital’s revenue cycle and spend management data sets to help ensure that all chargeable supplies are accurately represented in the hospital’s chargemaster, resulting in increased revenue capture and enhanced regulatory compliance. This content also enables us to provide our clients with spend management decision support and analytical services, including the ability to effectively manage and control their contract portfolios and monitor pricing, tiers and market share. The breadth and scale of our client base and product and service offerings enhances our ability to continually update our proprietary databases, ensuring that our data remains current and comprehensive.

•

Experienced and driven sales force & client management team. We employ highly-trained and focused sales and client service teams of approximately 340 people. Our sales and client service teams provide national coverage for establishing and managing client relationships and maintain close relationships with senior management of hospitals and health systems, as well as other operationally-focused executives involved in areas of revenue cycle management and spend and clinical resource management. Our large sales and client service teams allow us to have personnel that focus on enterprise sales, which we define as selling a comprehensive solution to healthcare providers, and on technical sales, which we define as sales of individual products and services. We utilize a highly consultative sales process during which we gather extensive client financial and operating data that we use to demonstrate that our solutions can yield significant near-term financial improvement. Our sales and client service teams’ compensation is designed to drive profitable growth in sales to both current clients and new prospects, and to support client satisfaction and retention efforts. We expect to use our existing highly consultative sales and client service teams and increased scale to drive additional growth across the combined company’s suite of products and solutions to both new and existing clients.

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

Our Strategy

Our mission is to partner primarily with healthcare providers to enhance their financial strength through improved operating margins and cash flows. Key elements of our strategy include:

•	Capitalizing on strong industry fundamentals. Our target market has continued to experience growth due to increasing financial challenges faced by hospitals and health systems. These include the increasing complexity of healthcare reimbursement, rising levels of bad debt and uncompensated care, limited access to capital and significant increases in supply utilization and operating costs. We believe there is tremendous pressure on the United States healthcare system to reduce costs and transform the delivery system. Our comprehensive solutions can help our current and prospective clients simultaneously reduce costs, enhance operational efficiency and improve revenue and cash flow, all of which may improve financial and operational performance.

•	Continually improving and expanding our suite of solutions. We intend to continue to deploy our research and development team, proprietary databases and industry knowledge to further integrate our products and services and develop new financial and operational improvement solutions for hospitals and healthcare providers. In addition to our internal research and development, we also will continue to look to expand our portfolio of solutions through strategic partnerships and select acquisitions, if appropriate, that will allow us to offer incremental financial improvement to healthcare providers. Research and development of new products and the successful execution and integration of future acquisitions are integral to our overall strategy as we continue to expand our portfolio of solutions.

•	Further penetrating our existing client base. We intend to use our long-standing client relationships, large and experienced sales and client service teams, and expanded breadth of SCM and RCM capabilities to increase the penetration rate for our comprehensive suite of solutions with our existing clients. We estimate the addressable market for existing clients to be a $4.0 billion revenue opportunity for our existing products and services. Within our large and diverse client base, many of our clients utilize solutions from only one of our segments, and the vast majority of our clients use less than the full suite of our solutions.

•

Attracting new clients. We intend to utilize our large and experienced sales team to aggressively seek new clients. We estimate that the addressable market for new clients for our SCM and RCM solutions represents a $4.0 billion revenue opportunity for our existing products and services. We believe that our comprehensive suite of solutions and ability to demonstrate financial improvement opportunities through our highly-consultative sales process will continue to allow us to successfully differentiate our solutions from those of our competitors. The implementation of our advisory and outsourced or embedded SCM and RCM services represents an additional revenue opportunity of more than $4 billion.

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

Business Segments

We manage our business through two business segments, Spend and Clinical Resource Management (“SCM”) and Revenue Cycle Management (“RCM”). Information about our business segments should be read together with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

Spend and Clinical Resource Management Segment

Our SCM segment helps our clients manage a substantial portion of their high expense categories through a combination of strategic sourcing and group purchasing services, services that include medical device and clinical resource consulting, Lean performance improvement, workforce management, and supply chain outsourcing and procurement, among other capabilities. In addition, we offer sophisticated business intelligence and decision support tools.

Strategic Sourcing

Our SCM segment is the industry leader in cost management capabilities for healthcare providers, managing approximately $51 billion of annual supply spend by healthcare providers. We focus on optimizing supply chain performance by identifying and delivering cost savings opportunities through a combination of technology and strategic contracting services. These solutions encompass the procurement of medical supplies, pharmaceuticals, food and nutrition items, capital equipment, and purchased services. Our strategic sourcing services help clients reduce total supply expense in their major spend areas as well as perform more efficiently and effectively.

•	Group purchasing. We are one of the largest healthcare GPOs in the United States. Our national portfolio of over 2,300 contracts with approximately 1,200 manufacturers, distributors and other vendors provides our clients with access to a wide range of products and services, including: medical/surgical supplies; pharmaceuticals; laboratory supplies; capital equipment; information technology; food and nutritional products; and purchased services. We use our aggregate purchasing power to negotiate pricing discounts and improved contract terms with vendors. Contracted vendors pay us administrative fees based on the purchase price of goods and services sold to our healthcare provider clients purchasing under the contracts we have negotiated.

Our contract portfolio is designed to offer our healthcare provider clients with both a flexible solution comprised of multi-sourced supplier contracts, as well as a core group of pre-commitment and/or sole-sourced contracts that offer the significant discounts. Our multi-sourced contracts include pricing tiers based on purchase volume and multiple sources for many products and services. Our pre-commitment or sole-source supplier contracts require that our clients commit to a high percentage of purchase volume from the specified supplier contracts to access greater savings. We regularly evaluate the depth, breadth and competitiveness of our contract portfolio, and we adopted this evolving, data-driven strategy because of the varying needs of our clients and the significant number of factors, including overall size, service mix, for-profit versus not-for-profit status, and the degree of integration between hospitals in a health system, that influence and dictate their needs.

•	Capital and construction solutions. We offer end-to-end capabilities that help clients lower costs, extend capital equipment life cycle and gain greater fiscal control of the building process — from contracting and subcontracting, to interior design and equipment planning.

•	Purchased services. We help clients better manage their spending on non-medical operational and support services through a comprehensive sourcing and consulting approach. Our initiatives are based on client needs and include, for example, evaluating energy consumption and negotiating reduced rates for commodity energy and delivery cost, or lowering the total cost of an organization’s life and disability insurance rates.

•	Bulk buy. We gain negotiated, one-time discounts and other beneficial enhancements for our clients through our bulk buy program, a single-sourcing event that aggregates a large quantity of similar medical device items.

•	Contract catalog. We offer a Web-based catalog to easily search and view vendor contract details for our complete vendor contract portfolio, including line-item pricing and certain other contract terms and conditions, to help identify savings opportunities.

Spend and Clinical Resource Management Services

Our SCM services use a combination of demonstrated best practices, leading-edge technology and experienced consultants to reduce clinical and operational costs and increase operational efficiency. Our focus is on delivering significant and sustainable financial and operational improvement in the following areas:

•	Clinical resource and utilization management. Our clinical consulting professionals help clients realize savings and improved physician alignment and product utilization through the analysis of supply and device costs against patient outcomes. A large component of product utilization are implantable physician preference items, or PPI, the costs of which may represent approximately 40% of the total supply expense of an average hospital. PPI includes expensive medical products and implantable devices (e.g., stents, catheters, heart valves, pacemakers, leads, total joint implants, spine implants and bone products) in the areas of cardiology, orthopedics, neurology, and other highly advanced and innovative service lines, as well as branded pharmaceuticals. We assist healthcare providers with PPI cost reduction by providing data and utilization analyses and pricing targets, and by facilitating the implementation and request for proposal processes for PPI in the following areas: cardiac rhythm management; cardiovascular surgery; orthopedic surgery; spine surgery; interventional procedures; and clinical pharmacy management.

•	Outsourced / embedded management services. We have approximately 500 professionals who oversee the supply chain operations for more than 190 hospitals through the direct management of the sourcing and contracting, purchasing, materials management and inventory management activities. Our teams of embedded employees work with hospital executives to set defined and measurable cost-reduction goals, leverage the most competitive supply contracts, use automation to streamline supply purchases, create new practices to accelerate distribution, and track performance to enable continuous improvement.

•	Procurement solutions. Through our National Procurement Center, this highly scalable operation handles the purchasing of supply chain products, consumable goods, purchased services and capital equipment for hospitals and other non-acute healthcare provider organizations. This service helps our clients increase efficiency and lower procurement-related expenses.

•	Workforce management. We help healthcare providers optimize internal and external clinical labor costs without sacrificing quality or service levels. We bring together a combination of our Web-based staff scheduling technology, agency nursing and allied healthcare sourcing, and vendor management services to optimize the staffing process and allow healthcare organizations to spend more time on providing patient care.

•	Process improvement consulting. Our teams of process improvement experts combine Lean healthcare, Six Sigma, and other effective methods for implementing operating enhancements in order to help access and generate significant sustainable improvements. These operational efficiency processes, which can be used across all major departments and services in a healthcare organization, including the operating room, emergency department, pharmacy department, and nursing floors, are implemented to increase throughput turnaround time, patient satisfaction, and consistency in care delivery.

•	Comprehensive service line improvement. We assist providers in evaluating their service lines and identifying areas for clinical resource improvement through a rigorous process that includes advanced data analysis of utilization, profitability and other operational metrics. Specific areas of our service line expertise include cardiac and vascular surgery, invasive cardiology and rhythm management, medical cardiology, orthopedic surgery, spine and neurology, and general medicine. We assist organizations in reducing the variation in care delivery across locations and physicians within the health system.

Performance Analytics

Our performance analytics and data management tools are an integral part of our SCM solutions. These tools provide transparency into expenses, identify performance deficiencies and areas for operational improvement, and allow for monitoring and measuring results. Key components include:

•	Service line analytics. We offer a Web-based solution, supported by consulting services, for the ongoing control and management of supply costs. Using data from a hospital’s information systems, including clinical, financial and supply-cost data reported by service lines and diagnostic-related groups (“DRGs”), we identify opportunities for cost reduction and develop a management plan to achieve improved operational and financial performance results.

•	Cost analytics. These Web-based tools help healthcare organizations improve the management of budgets, costs, third-party payor contracts for both drug purchases and medical/surgical supplies, and help to optimize supply chain contract utilization.

•	Spend analytics and strategic information services. These Web-based tools identify saving opportunities by functional category, manufacturer or contract, and also identify identical or similar products available on private or GPO contracts. In addition, we provide our clients with analytical services to help effectively manage pricing and pricing tiers, monitor market share and identify cost-saving alternatives.

•	Procure-to-pay. Our team of experts and information technology platform help to streamline healthcare organizations’ requisition-to-payment process for increased productivity and reduced costs. Our clients gain automation to their back office functions, enhanced visibility into areas of supply spend to help reinforce contract compliance and identify pricing errors at the point of purchase and invoice.

Our e-commerce platform links clients with their suppliers to automate the supply procurement process, as well as e-procurement connectivity to supplier content networks, both of which help to lower transaction costs, increase labor efficiency, and automate and expedite supply requisition processes. Through our National Procurement Center, MedAssets manages and procures more than $4 billion in purchases per year on behalf of over 800 healthcare facilities, making us one of the nation’s largest third-party providers of healthcare supply chain management services.

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

Revenue Cycle Management Segment

Our RCM segment provides comprehensive solutions that span what has traditionally been viewed as the hospital revenue cycle. Our scope of revenue cycle products and services help to enhance the effectiveness of certain clinical and administrative functions performed within hospitals and health systems. We combine our revenue cycle workflow solutions with business intelligence tools to increase financial improvement opportunities and regulatory compliance for our clients. Our suite of solutions provides us with significant flexibility in meeting client needs. Some clients choose to actively manage their revenue cycle using internal resources that are supplemented with our solutions. Other clients have chosen a more comprehensive solution set that utilizes our full suite of products and services spanning the entire revenue cycle workflow. Regardless of the client approach, we create timely, actionable information from the vast amount of data that exists in underlying client information systems. In so doing, we enable financial improvement through successful process improvement, informed decision making, and implementation.

Revenue Cycle Technology

Healthcare providers face unique content, data management, business process and claims processing challenges and can utilize our SaaS or Web-based software applications to address these issues in the following stages of the revenue cycle workflow:

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

•	Strategic pricing. We maintain a proprietary charge benchmark database that we estimate covers services resulting in over 95% of a hospital’s departmental gross revenues. Through our tools, hospitals are able to establish defensible pricing based on comparative charging benchmarks as well as hospital-specific costs and payor contracts to increase revenue while providing transparency to pricing strategies.

•	Claims processing. Following aggregation of all necessary claim data by a hospital’s patient accounting system, a hospital must deliver claims to payors electronically. Our claims processing tools enhance the process with comprehensive edits and workflow technology to correct non-compliant claims prior to submission. The efficiency that this tool provides expedites processing and, by extension, receipt of cash while reducing the resources required to adjudicate claims.

•	Denials management and reimbursement integrity. The collection of reimbursable dollars requires successful payor management and communication, and a proactive approach to managing the accuracy of payor reimbursement of claims. Our contract management and denial management solutions help providers hold payors accountable for contracted terms and rates, and identify all underpayments and denials to recover all net revenue owed to our clients for services rendered. We also target problem areas that affect the bottom line to improve collection of receivables due from payors. Our exception-driven receivables workflow provides visibility into the outstanding reimbursable dollars.

•	Prospective and retrospective episode payment solutions. Value-based reimbursement is a key initiative of healthcare reform, and our prospective and retrospective episode payment solutions help healthcare organizations prepare for the significant changes to come in payment structure. Using our proprietary software and consultative knowledge, healthcare payors and providers are able to create new definitions for new patient episodes of care, implement and monitor fee-for-service claims within episode budgets, report on financial and quality metrics, administer payment reconciliation to each provider involved in the patient case, and monitor and track patients care pathway through the episode of care.

•	Revenue cycle and supply chain integration. Our Cost-to-Charge analytics solutions (previously named CrossWalk ® and CrossWalk for Pharmacy) integrate a hospital’s supply chain and revenue cycle to provide side-by-side visibility into supply charge and cost data and the corresponding charges in the hospital’s chargemaster to ensure that all chargeable supplies are accurately represented in the chargemaster. These tools use our proprietary master item file containing approximately four million different product types and models and our proprietary chargemaster containing over 360,000 distinct charges.

Revenue Cycle Services

We employ our services and consulting expertise to help clients pinpoint the greatest areas to achieve operational improvements, and implement capabilities to deliver measurable and sustainable financial improvements in the following areas:

•	Revenue recovery and accounts receivable management. Our solutions help to ensure appropriate payment is received for the services provided. We help manage clients’ accounts receivable balances to accelerate payments and to increase net revenues. Our revenue recovery services collect additional cash by detecting inappropriate discounting and inaccurate payments by payors, including silent PPOs, recovering revenue from denied claims and providing Medicare RAC audit review and appeal services. Our extended business office services focus on appeal and recovery of clinical denials, underpayments and breach of contract.

•	Comprehensive and outsourced services. Our revenue cycle consultants manage and drive best-practice process improvement by developing a data-intensive assessment of revenue cycle performance and a detailed plan for redesigning services and solutions. We then implement products and services to transform revenue cycle processes to help provide appropriate payment for services and generate improved margins and cash flow through operational efficiency.

•	Episode of care consulting. Bundled payments, also known as episode-based payments, relate to the reimbursement of healthcare providers on the basis of expected costs for clinically defined episodes of care. These payments were introduced as part of the recent healthcare reform as a means to improve efficiencies related to clinical delivery, gain insight into a patient’s full episode of care and, ultimately, improve the quality of care. Through our consulting capabilities, we offer expertise to healthcare providers to enable them to reduce costs and achieve success in connection with episode of care reimbursement.

Other Information About the Business

Clients

As of December 31, 2013, our client base included more than 4,400 acute care hospitals and approximately 122,000 ancillary or non-acute provider locations. Our group purchasing organization has contracts with approximately 1,200 manufacturers, distributors and other vendors that pay us administrative fees based on purchase volume by our healthcare provider clients. The diversity of our large client base ensures that our success is not tied to a single healthcare provider or GPO vendor. Our clients are located primarily throughout the United States and, to a limited extent, Canada.

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

Employees

As of December 31, 2013, we had approximately 3,200 full time employees.

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

Research and Development

Our research and development expenditures primarily consist of our investment in internally developed software. We incurred $72.0 million, $68.7 million and $58.8 million for R&D activities in 2013, 2012 and 2011, respectively, and we capitalized 57.1%, 58.5% and 54.4% of these expenses, respectively. As of December 31, 2013, our software development, product management and quality assurance activities involved approximately 450 employees. We expect to incur significant R&D costs in the future due to our continuing investment in internally developed software as we intend to release new features and functionality, expand our content offerings, upgrade and extend our service offerings, and develop new technologies.

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

We expect that competition will continue to increase as a result of consolidation in both the information technology and healthcare industries. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, the change in the competitive landscape could also adversely affect our ability to compete effectively and could harm our business. Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power and regulatory and economic conditions may encourage additional consolidation. Also, some healthcare systems and insurers are vertically integrating to facilitate tighter coordination of care necessary to deliver differentiated clinical quality. Some large healthcare systems may choose to contract directly with vendors for some supply categories; just as some vendors may seek to contract directly with providers rather than with GPOs. Additionally, providers could choose to create their own GPOs. As the healthcare industry consolidates, competition to provide services to industry participants will become more intense and the importance of existing relationships with industry participants will become greater.

Additionally, as a result of larger agreements that we have entered into in the recent past with certain of our clients, a larger portion of our revenue is now attributable to a smaller group of clients. Although no single client accounted for more than ten percent of our total net revenue as of December 31, 2013, any significant loss of business from these large clients could have a material adverse effect on our business, results of operations and financial condition. We cannot be certain that we will be able to retain our current clients or expand our client base in this competitive environment. If we do not retain current clients or expand our client base, our business and results of operations will be harmed.

We may be required in the future to write off all or a portion of goodwill associated with our Revenue Cycle Services business which could significantly impact our results of operations.

If in the future the actual results for this business do not meet our financial projections, we may no longer be able to support the carrying value of the goodwill related to this business. This could result in an impairment of assets and a write-off of all or a portion of this goodwill which, depending on the amount, could have a significant impact on our earnings per share.

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

We have and may continue to have a significant amount of indebtedness. On December 13, 2012, we entered into a new credit agreement consisting of a five-year $250 million senior secured term A loan facility (“Term A Facility”), a seven-year $300 million senior secured term B loan facility (“Term B Facility”) and a five-year $200 million senior secured revolving credit facility, including a letter of credit sub-facility of $25 million and a swing line sub-facility of $25 million. In addition, on November 16, 2010, we issued an aggregate principal amount of $325 million of senior notes due 2018. At December 31, 2013, we had total indebtedness of approximately $765 million.

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

In February 2009 the United States Congress enacted the Heath Information Technology for Clinical Health Act (“HITECH”) as part of the American Recovery and Reinvestment Act of 2009. Among other things, the HITECH Act provides incentives for certain physicians and hospitals related to the adoption and meaningful use of electronic health records (“EHRs”). Meeting the requirements for such incentives may require additional investment in clinical information systems. While we believe that increased emphasis on EHRs by hospitals and health systems will also drive demand for SaaS-based tools, such as ours, to help rationalize and standardize patient and clinical data for efficient and accurate use, we cannot be certain of the extent or financial impact from such demand.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”), amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. The law includes provisions to tie Medicare provider reimbursement to health care quality and incentives; mandatory compliance programs; enhanced transparency disclosure requirements; increased funding and initiatives to address fraud and abuse; and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of health care services. Likewise, many states have adopted or are considering changes in health care policies in part due to state budgetary shortfalls. While many of the provisions of the Affordable Care Act have begun to be implemented, we do not know what long-term effect the federal Affordable Care Act or other future changes to federal or state laws may have on our business.

The Budget Control Act of 2011, as amended by the American Taxpayer Relief Act of 2012 and the Bipartisan Budget Act of 2013, established a budget process known as sequestration that imposes across-the-board federal spending cuts (with certain exceptions) to meet budget targets. Under this process, a two percent reduction to Medicare provider and plan payments has been in effect since April 1, 2013, and this reduction will continue through 2023 unless additional Congressional action is taken to achieve alternative budget savings or otherwise modify the terms of sequestration. There can be no assurances that reimbursement reductions under sequestration or alternative federal or state budgetary actions will not have an adverse impact on our clients and in turn our business.

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

We must comply with extensive federal and state requirements regarding the use, disclosure, retention and security of patient healthcare information. The Health Insurance Portability and Accountability Act of 1996 and its implementing regulations, as amended by the regulations promulgated pursuant to the HITECH Act, which we refer to collectively as HIPAA, contain substantial restrictions and requirements with respect to the use and disclosure of individuals’ protected health information. These restrictions and requirements are set forth in the HIPAA Privacy, Security and Breach Notification Rules. The HIPAA Privacy Rule prohibits a covered entity from using or disclosing an individual’s protected health information unless the use or disclosure is subject to the terms of a business associate agreement; is authorized by the individual; or is specifically required or permitted under the Privacy Rule. The Privacy Rule imposes a complex set of requirements on covered entities for complying with this basic standard. Under the HIPAA Security Rule, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information created, received, maintained or transmitted by them or by others on their behalf. The Breach Notification Rule requires covered entities to report breaches of unsecured protected health information to affected individuals, the Secretary of HHS, and, in some circumstances, the media.

Our healthcare provider clients that engage in HIPAA-defined standard electronic transactions, and our own business operations as a healthcare clearinghouse, are directly subject to the HIPAA Privacy, Security and Breach Notification Rules governing “covered entities.” Additionally, because some of our clients are covered entities who disclose protected health information to us so that we may use that information to provide certain consulting or other services to those clients, we are a “business associate” of those clients. In these cases, in order to provide clients with services that involve the use or disclosure of protected health information, the HIPAA Privacy and Security Rules require us to enter into business associate agreements with our clients. Such agreements must, among other things, provide adequate written assurances:

•	as to how we will use and disclose the protected health information;

•	that we will implement reasonable administrative, physical and technical safeguards to protect such information from misuse;

•	that we will enter into agreements with our subcontractors that create, receive, maintain or transmit the information on our behalf that impose the same restrictions and conditions that apply to us with respect to such information;

•	that we will report breaches of unsecured protected health information, security incidents and other inappropriate uses or disclosures of the information; and

•	that we will assist the covered entity with certain of its duties under the Privacy Rule.

On January 25, 2013, the Office for Civil Rights of HHS published a major final rule modifying the HIPAA Privacy, Security, Breach Notification and Enforcement Rules, including revisions and changes made pursuant to the HITECH Act. Among other things, this rule expanded the security and certain privacy requirements for business associates that create, receive, maintain or transmit protected health information for or on behalf of covered entities, increased penalties for noncompliance, and strengthened requirements for reporting of breaches of unsecured protected health information. The rule also made business associates and their subcontractors directly liable for civil monetary penalties for impermissible uses and disclosures of protected health information. The rule went into effect March 23, 2013, and as a covered entity and business associate we were, with limited exceptions, required to comply with the applicable requirements of this final rule by September 23, 2013. We cannot determine at this time the cost of compliance with the new requirements.

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

We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the associated costs of compliance. For example, the federal Office of the National Coordinator for Health Information Technology (“ONCHIT”) is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of EHRs in the healthcare sector. Several organizations, selected as ONCHIT-Authorized Testing and Certification Bodies (“ATCBs”) for EHR certification, test and certify that EHR products are compliant with the standards, implementation specifications, and certification criteria adopted by the Department of Health and Human Services. Certified EHR technologies are eligible to be used for the CMS EHR Incentive Programs. Eligible providers may use EHR technology that is certified to 2011 edition certification criteria, 2014 edition certification criteria, or a combination of 2011 and 2014 edition certification criteria. We are yet unable to predict what, if any, impact the development and ongoing refinement of such standards and related ONCHIT activities will have on our products, services or compliance costs.

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

State tax authorities have challenged the tax-exempt status of hospitals and other healthcare facilities claiming such status on the basis that they are operating as charitable and/or religious organizations. The outcome of these cases has been mixed with some facilities retaining their tax-exempt status while others have been denied the ability to continue operating as not-for profit, tax-exempt entities under state law. In addition, many states have removed sales tax exemptions previously available to not-for-profit entities, and both the IRS and the United States Congress are investigating the practices of non-for profit hospitals. The Affordable Care Act added new requirements for hospitals operating as charitable organizations, which the IRS is in the process of implementing through regulations. Those facilities denied tax exemptions could be subject to the imposition of tax penalties and assessments which could have a material adverse impact on their cash flow, financial strength and possibly ongoing viability. If the tax exempt status of any of our clients is revoked or compromised by new legislation, regulation, or interpretation of existing legislation or regulation, that client’s financial health could be adversely affected, which could adversely impact our sales and revenue.

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

We do not intend to declare or pay any cash dividends on our common stock for the foreseeable future. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable

ITEM 2.	PROPERTIES.

Facilities and Property

We do not own any real property and lease our existing facilities. Our principal executive offices are located in leased office space in Alpharetta, Georgia. Our facilities accommodate product development, marketing and sales, information technology, administration, training, graphic services and operations personnel. As of December 31, 2013, we leased office space to support our operations in the following locations:

Location	Floor Area (Sq. Feet)	Principal Business Function or Segment	End of Term	Renewal Option
Alpharetta, Georgia	31,236	Corporate	June 30, 2015	Period of five additional years
Alpharetta, Georgia	89,424	RCM	June 30, 2015	Period of five additional years
Bedford, Massachusetts	7,756	RCM	December 31, 2015	Two periods of five additional years
Bellevue, Washington	5,535	RCM	June 30, 2016	Period of five additional years
Cape Girardeau, Missouri(1)	58,456	SCM	July 31, 2017	None
Centennial, Colorado	27,200	SCM	Nonvember 30, 2020	Two periods of three additional years
Clearwater, Florida	3,179	SCM	May 31, 2018	None
El Segundo, California	31,536	RCM/SCM	January 17, 2018	Period of five additional years
Franklin, Tennessee	7,081	SCM	December 31, 2015	None
Gallatin, Tennessee	4,250	SCM	December 31, 2016	Period of three additional years
Nashville, Tennessee	22,500	RCM	August 31, 2019	None
Oakland, California	6,849	SCM	October 31, 2018	None
Plano, Texas	6,086	SCM	November 30, 2016	Period of five additional years
Plano, Texas	230,621	RCM/SCM	February 29, 2028	Two periods of five additional years
Richardson, Texas	3,588	RCM	Decmber 31, 2014	None
Saddle River, New Jersey	68,102	RCM	January 31, 2016	None
Southborough, Massachusetts	4,367	RCM	June 30, 2019	Period of five additional years
St. Louis, Missouri	12,953	SCM	December 31, 2020	Period of five additional years
Yakima, Washington	5,298	RCM	June 30, 2015	Period of two additional years

(1)	See “Finance Obligation” in Note 6 to our Consolidated Financial Statements for a discussion of the capital lease treatment of our Cape Girardeau facility, lease term ending July 31, 2017.

As of December 31, 2013, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Price Range of Common Stock

	Price Range of Common Stock
Period	High	Low
Fourth Quarter 2013	$26.58	$19.38
Third Quarter 2013	$25.72	$17.37
Second Quarter 2013	$19.84	$16.31
First Quarter 2013	$19.99	$16.71
Fourth Quarter 2012	$18.59	$15.71
Third Quarter 2012	$17.80	$12.80
Second Quarter 2012	$13.45	$10.92
First Quarter 2012	$14.43	$9.37

On February 14, 2014, the last reported sale price for our common stock was $20.99 per share. As of February 14, 2014, there were 87 holders of record of our common stock and approximately 12,767 beneficial holders.

Dividend Policy

We did not pay any dividends during the fiscal years ended December 31, 2013 and 2012. We do not anticipate paying any cash dividends for the foreseeable future. The payment of dividends, if any, is subject to the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current and any future financing arrangements, legal restrictions on the payment of dividends and other factors our board of directors deems relevant. Our current credit facilities and the indenture governing our senior notes include restrictions on our ability to pay dividends.

Equity Compensation Plan Information

The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth below, as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,676,998	(1)	$14.93	5,492,556	(2)
Equity compensation plans not approved by security holders	141,128	(3)	18.14	—

Total	2,818,126		$15.09	5,492,556

(1)	This amount includes 926,638 common stock options and 1,750,360 stock-settled stock appreciation rights (“SSARs”) issued under our Long Term Performance Incentive Plan (effected in 2008), 2004 Long Term Equity Incentive Plan, and 1999 Stock Incentive Plan.
(2)	All securities remaining available for future issuance are issuable under our Long Term Performance Incentive Plan. The increase in shares available for grant was primarily attributable to an amendment to our Long-Term Performance Incentive Plan that authorized for issuance an additional 2,600,000 shares. The amendment was approved during our annual stockholders meeting on June 13, 2013. See Note 9 of the Notes to Consolidated Financial Statements for discussion of the equity plans.
(3)	Amount represents SSARs, net of forfeitures, issued pursuant to the MedAssets, Inc. 2010 Special Stock Incentive Plan (the “Plan”). The Plan was adopted by the Company’s Board of Directors on November 23, 2010 in connection with the Broadlane Acquisition pursuant to an exception to the requirement for stockholder approval under NASDAQ rules. No further equity grants will be issued under the Plan.

Repurchase of Common Stock

Stock repurchases during the fiscal year ended December 31, 2012 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(In thousands, except per share data)
January 1-31, 2012	62	$9.76	62	19,095	(1)

(1)	On August 23, 2011, we announced that our Board of Directors had authorized the repurchase of up to $25,000 of our common stock. The table above shows our repurchase activity during the share repurchase program, which expired in August 2012.

For additional information regarding our stock repurchase program, see Note 8 of the Notes to Consolidated Financial Statements.

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

For the fiscal years ended December 31, 2013, 2012 and 2011, we issued approximately 71,000, 63,000 and zero unregistered shares of our common stock in connection with stock option exercises with respect to options issued relating to our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.2 million and $0.1 million in consideration in connection with these stock option exercises for fiscal years ended December 31, 2013 and 2012, respectively.

The sales of the above shares were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering or as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2008 to December 31, 2013 with the cumulative total return of (i) the companies traded on the NASDAQ Global Select Market (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer & Data Processing Index.

Fiscal year ending:

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
MedAssets Inc.	100.00	145.27	138.29	63.36	114.86	135.82
NASDAQ Composite	100.00	144.88	170.58	171.30	199.99	283.39
NASDAQ Computer & Data Processing	100.00	165.29	179.77	177.69	191.22	290.35

ITEM 6.	SELECTED FINANCIAL DATA.

Our historical financial data as of and for the fiscal years ended December 31, 2013, 2012 and 2011 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and such data as of and for the fiscal years ended December 31, 2010 and 2009 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Fiscal Year Ended December 31,
	2013	2012	2011	2010(2)	2009
	(In thousands, except per share data)
				(recast)	(recast)
Statement of Operations Data:(1)
Net revenue:
Spend and Clinical Resource Management	$424,462	$393,571	$363,997	$177,603	$162,560
Revenue Cycle Management	255,954	246,550	214,275	213,728	178,721

Total net revenue	680,416	640,121	578,272	391,331	341,281
Operating expenses:(3)
Cost of revenue	151,950	138,618	121,771	100,737	74,651
Product development expenses	30,874	28,483	26,823	20,011	18,994
Selling and marketing expenses	61,427	60,438	56,997	46,736	45,282
General and administrative expenses	231,826	218,194	203,101	124,379	110,661
Restructuring, acquisition and integration-related expenses(4)	10,070	6,348	24,551	21,591	—
Depreciation	40,803	30,190	22,402	19,948	13,211
Amortization of intangibles	62,723	72,652	80,510	31,027	28,012
Impairment of property and equipment, goodwill and intangibles(5)	—	—	—	46,423	—

Total operating expenses	589,673	554,923	536,155	410,852	290,811

Operating income (loss)	90,743	85,198	42,117	(19,521)	50,470
Other income (expense)
Interest expense	(46,907)	(66,045)	(71,083)	(27,508)	(18,114)
Loss on debt extinguishment(6)	—	(28,196)	—	—	—
Other income	287	685	3,621	650	417

Income (loss) before income taxes	44,123	(8,358)	(25,345)	(46,379)	32,773
Income tax expense (benefit)	16,682	(1,480)	(9,851)	(14,255)	12,826

Net income (loss)	$27,441	$(6,878)	$(15,494)	$(32,124)	$19,947
Income (loss) per share basic	$0.46	$(0.12)	$(0.27)	$(0.57)	$0.36
Income (loss) per share diluted	$0.45	$(0.12)	$(0.27)	$(0.57)	$0.34
Shares used in per share calculation basic	59,705	57,452	57,298	56,434	54,841
Shares used in per share calculation diluted(7)	61,178	57,452	57,298	56,434	57,865

(1)	Amounts have been recast to reflect our DSS operating unit within our SCM segment.
(2)	Amounts include the results of operations of Broadlane (as part of the SCM segment) from November 16, 2010, the date of acquisition.
(3)	Total share-based compensation expense included in the operating expense captions above for each period presented is as follows:

	Fiscal Year Ended December 31,
	2013		2012	2011		2010	2009
	(In thousands)
Cost of revenue	$3,866		$2,165	$1,362		$2,722	$3,063
Product development	635		181	267		461	866
Selling and marketing	2,251		1,489	559		2,476	2,920
General and administrative	7,744		6,456	2,835		5,834	9,803

Total share-based compensation expense	$14,496	(1)	$10,291	$5,023	(2)	$11,493	$16,652

(1)	During September 2013, share-based compensation includes charges related to the resignation of our RCM president and the conformity of one officer’s terms and conditions to their 2013 performance award grant.

(2)	During 2011, we reversed $6.5 million of previously recorded share-based compensation expense related to certain performance-based SSARs and performance-based restricted stock that were granted under the MedAssets, Inc. Long-Term Performance Incentive Plan in 2008. The share-based compensation expense was reversed due to non-achievement of certain performance criteria. Refer to Note 9 of the Notes to Consolidated Financial Statements for further details.
(4)	For the fiscal years ended December 31, 2013, 2012 and 2011, the amounts were attributable to integration and restructuring-type costs such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs. For the fiscal year ended December 31, 2010, the amount was attributable to $10.4 million in transaction costs incurred (not related to the financing) to complete the Broadlane Acquisition such as due diligence, consulting and other related fees; $8.4 million for integration and restructuring-type costs associated with the Broadlane Acquisition, such as severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; and $2.8 million was attributable to acquisition-related fees associated with an unsuccessful acquisition attempt.
(5)	The impairment during the fiscal year ended December 31, 2010 primarily consisted of: (i) a $44.5 million write-off of goodwill relating to our DSS operating unit; and (ii) $1.3 million relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition.
(6)	The amount reflects the loss on debt extinguishment and is comprised of: (i) a $20.0 million write-off of debt issuance costs relating to our previous credit facility; and (ii) an $8.2 million swap termination fee for two forward starting interest rate swaps also relating to our previous credit facility. Refer to Note 6 and Note 13 of the Notes to Consolidated Financial Statements for additional details.
(7)	For the years ended December 31, 2012, 2011 and 2010, the effect of dilutive securities has been excluded because the effect is antidilutive as a result of the net loss attributable to common stockholders.

Consolidated Balance Sheet Data:

	Fiscal Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Cash and cash equivalents(1)	$2,790	$13,734	$62,947	$46,836	$5,498
Current assets	119,020	142,997	200,908	184,754	95,980
Total assets	1,613,749	1,678,237	1,794,978	1,845,353	778,544
Current liabilities	217,455	225,480	318,325	283,249	99,344
Total non-current liabilities(2)	906,505	1,019,134	1,058,040	1,126,521	241,828
Total liabilities	1,123,960	1,244,614	1,376,365	1,409,770	341,172
Total stockholder’s equity(1)	$489,789	$433,623	$418,613	$435,583	$437,372

(1)	Our cash management practice is to reduce interest expense. We have an auto-borrowing plan which causes excess cash on hand to be used to repay any balance on our swing-line credit facility on a daily basis. We may also repay our revolving credit facility on a routine basis when our swing line credit facility is undrawn. As of December 31, 2012, we had a cash and cash equivalents balance as a result of the refinancing on December 13, 2012. As of December 31, 2011, we had a cash and cash equivalents balance in anticipation of the $120.1 million deferred payment associated with the Broadlane Acquisition that was paid in January 2012. As of December 31, 2010, we had a cash and cash equivalents balance due to the cash flows associated with the Broadlane Acquisition and a temporary suspension of our previous cash management practice. As of December 31, 2009, we had a cash and cash equivalents balance because we had a zero balance on our revolving credit facility.
(2)	Inclusive of capital lease obligations and long-term notes payable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a financial and performance improvement company providing technology-enabled products and services which together help mitigate the increasing financial challenges faced by hospitals, health systems and other non-acute healthcare providers. Our solutions are designed to reduce the total cost of care delivery, enhance operational efficiency, align clinical delivery of physicians and staff to advance care coordination, and improve revenue performance primarily for hospitals and health systems. We believe implementation of our full suite of solutions has the potential to decrease supply costs and improve clinical resource utilization and increase revenue capture and cash flow. Our operations and clients are primarily located throughout the United States and, to a limited extent, Canada.

Our full-year results included total consolidated net revenue of $680.4 million, a 6.3% increase over 2012. These results were primarily driven by growth in net administrative fees from our GPO services, continued demand for medical device, clinical and performance improvement consulting services, as well as growth in revenue cycle technology tools offset by a decrease in revenue cycle services. We reported net income of $27.4 million, or $0.45 per diluted share. Our non-GAAP adjusted EBITDA was $220.8 million, a 6.5% increase over last year.

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

For the fiscal years ended December 31, 2013, 2012 and 2011, our primary results of operations included the following:

	Fiscal Year Ended December 31,				Fiscal Year Ended December 31,
	2013	2012	Change	%	2012	2011	Change	%
	Amount	Amount	Amount		Amount	Amount	Amount
	(In millions)				(In millions)
Gross fees(1)	$863.0	$800.9	$62.1	7.8%	$800.9	$713.2	$87.7	12.3%
Revenue share obligation(1)	(182.6)	(160.8)	(21.8)	13.6	(160.8)	(134.9)	(25.9)	19.2

Total net revenue	680.4	640.1	40.3	6.3	640.1	578.3	61.8	10.7
Operating income	90.7	85.2	5.5	6.5	85.2	42.1	43.1	102.4
Net income (loss)	$27.4	$(6.9)	$34.3	497.1%	$(6.9)	$(15.5)	$8.6	(55.5%)
Adjusted EBITDA(1)	$220.8	$207.3	$13.5	6.5%	$207.3	$184.1	$23.2	12.6%
Adjusted EBITDA margin(1)	32.5%	32.4%			32.4%	31.8%
Adjusted EPS(1)	$1.32	$1.13	$0.19	16.8%	$1.13	$0.99	$0.14	14.1%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

For the fiscal years ended December 31, 2013 and 2012, we generated non-GAAP gross fees of $863.0 million and $800.9 million, respectively, and total net revenue of $680.4 million and $640.1 million, respectively. The increases in non-GAAP gross fees and total net revenue in the fiscal year ended December 31, 2013 compared to the fiscal year ended December 31, 2012 were primarily attributable to:

•	growth in our SCM segment from our vendor administrative fees and medical device consulting and strategic sourcing services; and

•	growth in our RCM segment due to an increase in our subscription services related to our revenue cycle technology tools.

For the fiscal year ended December 31, 2013, we generated operating income of $90.7 million compared to $85.2 million for the fiscal year ended December 31, 2012. The increase in operating income compared to the prior year was primarily attributable to the net revenue increase discussed above offset by the following:

•	increased restructuring, acquisition and integration-related expenses related to exit costs associated with our facilities consolidation;

•	increased cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements;

•	higher operating expenses related to increased compensation expense for new and existing personnel, inclusive of performance-based incentive and share-based compensation expense; and

•	an increase in depreciation expense from additions of property and equipment including purchased software and internally developed software.

For the fiscal year ending December 31, 2013, the increase in non-GAAP adjusted EBITDA and non-GAAP adjusted EBITDA margin compared to the fiscal year ended December 31, 2012 was primarily attributable to the net revenue increase discussed above.

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

We deliver our solutions through two business segments, Spend and Clinical Resource Management (“SCM”) and Revenue Cycle Management (“RCM”). Management’s primary metrics to measure consolidated and segment financial performance are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin, non-GAAP diluted adjusted EPS and Segment Adjusted EBITDA. All of our revenues are from external clients and inter-segment revenues have been eliminated. See Note 12 of the Notes to Consolidated Financial Statements herein for discussion on Segment Adjusted EBITDA and certain items of our segment results of operations and financial position.

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

•

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses may consist of: (i) costs incurred to complete acquisitions including due diligence, consulting and other related fees; (ii) integration type costs relating to our completed acquisitions; (iii) other management restructuring costs; and (iv) acquisition-related fees associated with unsuccessful acquisition attempts.

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

The Credit Agreement contains certain customary negative covenants, including, but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to our fiscal year. The Credit Agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the Credit Agreement to be in full force and effect and changes of control. As of December 31, 2013, we were not in default of any covenants under our Credit Agreement.

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

Refer to Note 6 of the Notes to Consolidated Financial Statements for additional information.

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

Results of Operations

Consolidated Tables

The following tables set forth our consolidated results of operations grouped by segment for the periods shown:

	Fiscal Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$472,113	$427,698	$384,560
Revenue share obligation(1)	(182,638)	(160,783)	(134,961)
Other service fees	134,987	126,656	114,398

Total Spend and Clinical Resource Management	424,462	393,571	363,997
Revenue Cycle Management	255,954	246,550	214,275

Total net revenue	680,416	640,121	578,272
Operating expenses:
Spend and Clinical Resource Management	317,977	295,486	304,142
Revenue Cycle Management	223,030	214,935	193,718

Total segment operating expenses	541,007	510,421	497,860
Operating income
Spend and Clinical Resource Management	106,485	98,085	59,855
Revenue Cycle Management	32,924	31,615	20,557

Total segment operating income	139,409	129,700	80,412
Corporate expenses(2)	48,666	44,502	38,295

Operating income	90,743	85,198	42,117
Other income (expense):
Interest expense	(46,907)	(66,045)	(71,083)
Loss on debt extinguishment	—	(28,196)	—
Other income	287	685	3,621

Income (loss) before income taxes	44,123	(8,358)	(25,345)
Income tax expense (benefit)	16,682	(1,480)	(9,851)

Net income (loss)	27,441	(6,878)	(15,494)
Reportable segment adjusted EBITDA(3):
Spend and Clinical Resource Management	189,393	176,893	165,672
Revenue Cycle Management	$62,551	$59,451	$49,635
Reportable segment adjusted EBITDA margin(4):
Spend and Clinical Resource Management	44.6%	44.9%	45.5%
Revenue Cycle Management	24.4%	24.1%	23.2%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
(2)	Represents the expenses of corporate office operations.
(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 12 of the Notes to Consolidated Financial Statements.
(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

The following table sets forth our consolidated results of operations as a percentage of total net revenue for the periods shown:

	Fiscal Year Ended December 31,
	2013	2012	2011
Net revenue:
Spend and Clinical Management
Gross administrative fees(1)	69.4%	66.8%	66.5%
Revenue share obligation(1)	(26.8)	(25.1)	(23.3)
Other service fees	19.8	19.8	19.8

Total Spend and Clinical Management	62.4	61.5	62.9
Revenue Cycle Management	37.6	38.5	37.1

Total net revenue	100.0	100.0	100.0
Operating expenses:
Spend and Clinical Management	46.7	46.2	52.6
Revenue Cycle Management	32.8	33.6	33.5

Total segment operating expenses	79.5	79.7	86.1
Operating income
Spend and Clinical Management	15.6	15.3	10.4
Revenue Cycle Management	4.8	4.9	3.6

Total segment operating income	20.4	20.2	13.9
Corporate expenses(2)	7.2	7.0	6.6

Operating income	13.3	13.3	7.3
Other income (expense):
Interest expense	(6.9)	(10.3)	(12.3)
Loss on debt extinguishment	0.0	(4.4)	0.0
Other income	0.0	0.1	0.6

Income (loss) before income taxes	6.5	(1.3)	(4.4)
Income tax expense (benefit)	2.5	(0.2)	(1.7)

Net income (loss)	4.0%	-1.1%	-2.7%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
(2)	Represents the expenses of corporate office operations.

Comparison of the Fiscal Years Ended December 31, 2013 and 2012

	Fiscal Year Ended December 31,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$472,113	69.4%	$427,698	66.8%	$44,415	10.4%
Revenue share obligation(1)	(182,638)	(26.8)	(160,783)	(25.1)	(21,855)	13.6
Other service fees	134,987	19.8	126,656	19.8	8,331	6.6

Total Spend and Clinical Resource Management	424,462	62.4	393,571	61.5	30,891	7.8
Revenue Cycle Management	255,954	37.6	246,550	38.5	9,404	3.8

Total net revenue	$680,416	100.0%	$640,121	100.0%	$40,295	6.3%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the fiscal year ended December 31, 2013 was $680.4 million, an increase of approximately $40.3 million, or 6.3%, from total net revenue of $640.1 million for the fiscal year ended December 31, 2012. The increase in total net revenue was comprised of a $30.9 million increase in SCM revenue and a $9.4 million increase in RCM revenue. For the fiscal years ended December 31, 2013 and 2012, performance-related revenue as a percentage of consolidated net revenue amounted to approximately 3.1% and 3.6%, respectively. Revenue may fluctuate significantly from period to period based upon achieving and thereof receiving client acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the fiscal year ended December 31, 2013 was $424.5 million, an increase of $30.9 million, or 7.8%, from net revenue of $393.6 million for the fiscal year ended December 31, 2012. The increase was the result of an increase in gross administrative fees of $44.4 million, or 10.4% and an increase in other service fees of $8.3 million partially offset by an approximate $21.8 million increase in non-GAAP revenue share obligation.

•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $44.4 million, or 10.4%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors as well as an increase in the average administrative fee percentage realized under our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $21.8 million, or 13.6%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 38.7% and 37.6% for the fiscal years ended December 31, 2013 and 2012, respectively. We may experience fluctuations in our revenue share ratio based on the mix of clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements. In addition, we expect our non-GAAP revenue share obligation to generally increase in future periods.

•

Other service fees. The $8.3 million, or 6.6%, increase in other service fees primarily related to higher revenues from medical device consulting and strategic sourcing services. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing clients. In addition, we recorded $6.1 million in revenue associated with our annual client and vendor meeting for the fiscal year ended December 31, 2013 compared to $5.7 million for the fiscal year ended December 31, 2012.

Revenue Cycle Management net revenue. RCM net revenue for the fiscal year ended December 31, 2013 was $255.9 million, an increase of $9.4 million, or 3.8%, from net revenue of $246.5 million for the fiscal year ended December 31, 2012. The increase was attributable to a $10.5 million increase in revenue from our revenue cycle technology tools partially offset by a $1.1 million decrease in revenue from our comprehensive revenue cycle service engagements. As we engage new clients, renew with existing clients and complete existing contracts, we may experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Fiscal Year Ended December 31,
	2013		2012		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Operating expenses:
Cost of revenue	$151,950	22.3%	$138,618	21.7%	$13,332	9.6%
Product development expenses	30,874	4.5	28,483	4.4	2,391	8.4
Selling and marketing expenses	61,427	9.0	60,438	9.4	989	1.6
General and administrative expenses	231,826	34.1	218,194	34.1	13,632	6.2
Restructuring, acquisition and integration-related expenses	10,070	1.5	6,348	1.0	3,722	58.6
Depreciation	40,803	6.0	30,190	4.7	10,613	35.2
Amortization of intangibles	62,723	9.2	72,652	11.3	(9,929)	(13.7)

Total operating expenses	589,673	86.7	554,923	86.7	34,750	6.3
Operating expenses by segment:
Spend and Clinical Resource Management	317,977	46.7	295,486	46.2	22,491	7.6
Revenue Cycle Management	223,030	32.8	214,935	33.6	8,095	3.8

Total segment operating expenses	541,007	79.5	510,421	79.7	30,586	6.0
Corporate expenses	48,666	7.2	44,502	7.0	4,164	9.4

Total operating expenses	$589,673	86.7%	$554,923	86.7%	$34,750	6.3%

Cost of revenue. Cost of revenue for the fiscal year ended December 31, 2013 was $151.9 million, or 22.3% of total net revenue, an increase of $13.3 million, or 9.6%, from cost of revenue of $138.6 million, or 21.7% of total net revenue, for the fiscal year ended December 31, 2012. The increase was primarily attributable to an increase in service-related engagements in our SCM segment, which resulted in a higher cost of revenue as these engagements are generally more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our clients. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the fiscal year ended December 31, 2013 were approximately $30.9 million, or 4.5% of total net revenue, an increase of $2.4 million, or 8.4%, from product development expenses of $28.5 million, or 4.4% of total net revenue, for the fiscal year ended

December 31, 2012. The increase was primarily attributable to a $1.7 million increase in compensation expense relating to new and existing employees; and a $0.5 million increase in share-based compensation. Our product development capitalization rate for the fiscal years ended December 31, 2013 and 2012 was 57.1% and 58.5%, respectively.

We may experience fluctuations in our capitalization rate due to the timing of our product development investments associated with new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the fiscal year ended December 31, 2013 were $61.4 million, or 9.0% of total net revenue, an increase of $1.0 million, or 1.6%, from selling and marketing expenses of $60.4 million, or 9.4% of total net revenue, for the fiscal year ended December 31, 2012. The increase was attributable to a $0.8 million increase in share-based compensation expense; a $0.5 million increase in compensation expense relating to new and existing employees; and a $0.4 million increase in advertising expense. The increase was partially offset by a $0.4 million decrease in professional fees; a $0.2 million decrease in transportation expense; and a $0.1 million decrease in other operating infrastructure expense. Total expenses related to our client and vendor meeting amounted to $6.5 million and $6.4 million for the fiscal year ended December 31, 2013 and 2012, respectively.

General and administrative expenses. General and administrative expenses for the fiscal year ended December 31, 2013 were approximately $231.8 million, or 34.1% of total net revenue, an increase of $13.6 million, or 6.2%, from general and administrative expenses of $218.2 million, or 34.1% of total net revenue, for the fiscal year ended December 31, 2012. The increase was attributable to a $10.3 million increase in compensation expense to new and existing employees; a $1.6 million increase in share-based compensation expense; a $1.6 million increase in professional fees; a $1.2 million increase in an impairment charge related to certain internally developed software products that were no longer being utilized; a $1.2 million increase in telecommunications expense; and a $0.4 million increase in legal expense. The increase was partially offset by a $1.1 million decrease in transportation expense; a $0.9 million decrease in other operating infrastructure expense; and a $0.7 million decrease in bad debt expense.

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the fiscal year ended December 31, 2013 were $10.0 million, or 1.5% of total net revenue, an increase of $3.7 million, from restructuring, acquisition and integration-related expenses of $6.3 million, or 1.0% of total net revenue, for the fiscal year ended December 31, 2012. The increase was attributable to a $6.8 million charge for exit costs relating to consolidating certain facilities in Plano, Texas; partially offset by a $2.5 million decrease in other costs relating to severance, retention and salaries relating to redundant positions; and a $0.6 million decrease in system migration and standardization costs. Refer to Note 5 of the Notes to Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the fiscal year ended December 31, 2013 was $40.8 million, or 6.0% of total net revenue, an increase of $10.6 million, or 35.2%, from depreciation of $30.2 million, or 4.7% of total net revenue, for the fiscal year ended December 31, 2012. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the fiscal year ended December 31, 2013 was $62.7 million, or 9.2% of total net revenue, a decrease of $9.9 million, or 13.7%, from amortization of intangibles of $72.6 million, or 11.3% of total net revenue, for the fiscal year ended December 31, 2012. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the fiscal year ended December 31, 2013 were $318.0 million, or 46.7% of total net revenue, an increase of $22.5 million, or 7.6%, from approximately $295.5 million, or 46.2% of total net revenue for the fiscal year ended December 31, 2012. As a percentage of SCM segment net revenue, segment expenses were 74.9% and 75.1% for the fiscal years ended December 31, 2013 and 2012, respectively.

The increase was primarily attributable to a $15.0 million increase in cost of revenue in connection with higher direct labor costs; a $4.7 million increase in compensation expense with respect to new and existing employees; a $3.7 million increase in integration and restructuring costs including exit costs associated with our facilities consolidation, severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $3.1 million increase in depreciation expense; a $2.3 million increase in share-based compensation expense; a $0.5 million increase in meetings expense; a $0.4 million increase in an impairment charge related to certain internally developed software products that were no longer being utilized; and a $0.3 million increase in advertising expense. The increase was partially offset by a $4.6 million decrease in the amortization of intangibles as certain intangible assets reached the end of their useful life; a $1.3 million decrease in telecommunications expense; a $1.2 million decrease in other operating infrastructure expense; and a $0.4 million decrease in rent expense.

Revenue Cycle Management expenses. RCM operating expenses for the fiscal year ended December 31, 2013 were $223.0 million, or 32.8% of total net revenue, an increase of $8.1 million, or 3.8%, from $214.9 million, or 33.6% of total net revenue, for the fiscal year ended December 31, 2012. As a percentage of RCM segment net revenue, segment expenses were 87.1% and 87.2% for the fiscal year ended December 31, 2013 and 2012, respectively.

The increase was primarily attributable to a $6.8 million increase in depreciation expense; a $4.6 million increase in telecommunications expense; a $3.6 million increase in compensation expense with respect to new and existing employees; a $0.9 million increase in an impairment charge related to certain internally developed software products that were no longer being utilized; a $0.6 million increase in other operating infrastructure expense; a $0.5 million increase in share-based compensation; and a $0.4 million increase in rent expense. The increase was partially offset by a $5.3 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life; a $3.4 million decrease in cost of revenue driven by lower third party payments and project labor costs associated with our revenue cycle services engagements; and a $0.6 million decrease in bad debt expense.

Corporate expenses. Corporate expenses for the fiscal year ended December 31, 2013 were $48.7 million, an increase of $4.2 million, or 9.4%, from $44.5 million for the fiscal year ended December 31, 2012, or 7.2% and 7.0% of total net revenue, respectively. The increase in corporate expenses was attributable to a $4.1 million increase in compensation expense with respect to new and existing employees; a $1.4 million increase in share-based compensation expense; a $0.7 million increase in depreciation expense; a $0.6 million increase in professional fees; and a $0.4 million increase in legal expense. The increase was partially offset by a $2.1 million decrease in telecommunications expense; a $0.7 million decrease in transportation expense; a $0.2 million decrease in other operating infrastructure expense.

Non-operating Expenses

Interest expense. Interest expense for the fiscal year ended December 31, 2013 was $46.9 million, a decrease of $19.1 million from interest expense of $66.0 million for the fiscal year ended December 31, 2012. The decrease in interest expense was primarily due to a lower level of indebtedness compared to the prior period and a lower weighted average interest rate on our credit facility due to the debt refinancing in 2012. As of December 31, 2013, we had total indebtedness of $764.5 million compared to $885.0 million as of December 31, 2012. See Note 6 of the Notes to our Consolidated Financial Statements herein for more details.

Other income. Other income for the fiscal year ended December 31, 2013 was $0.3 million, primarily comprised of rental income. Other income for the fiscal year ended December 31, 2012 was $0.7 million, primarily comprised of $0.4 million in rental income.

Income tax expense (benefit). Income tax expense for the fiscal year ended December 31, 2013 was $16.7 million, an increase of $18.2 million from an income tax benefit of $1.5 million for the fiscal year ended December 31, 2012. Income tax expense recorded during the fiscal year ended December 31, 2013 reflected an effective income tax rate of 37.8%. Income tax benefit recorded during the fiscal year ended December 31, 2012 reflected an effective income tax rate of 17.7%. The difference in the effective tax rate when comparing 2013 to 2012 was attributable to (i) income before taxes in 2013 as compared to a loss in 2012 (which was primarily due to the $28.2 million loss on debt extinguishment); (ii) income tax benefit for two years of research and development credits in 2013, which was attributable to the American Taxpayer Relief Act of 2012 being enacted on January 2, 2013; and (iii) tax planning related to certain items previously treated as nondeductible.

In August 2013, we were notified by the Internal Revenue Service that our 2011 federal income tax return was under examination. Fieldwork commenced in September 2013. No conclusion or preliminary results have been communicated to us. We do not expect any material assessment to be realized from this examination. We anticipate the examination will be completed in 2014.

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

Total Operating Expenses

	Fiscal Year Ended December 31,
	2012		2011		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Operating expenses:
Cost of revenue	$138,618	21.7%	$121,771	21.1%	$16,847	13.8%
Product development expenses	28,483	4.4	26,823	4.6	1,660	6.2
Selling and marketing expenses	60,438	9.4	56,997	9.9	3,441	6.0
General and administrative expenses	218,194	34.1	203,101	35.1	15,093	7.4
Restructuring, acquisition and integration-related expenses	6,348	1.0	24,551	4.2	(18,203)	(74.1)
Depreciation	30,190	4.7	22,402	3.9	7,788	34.8
Amortization of intangibles	72,652	11.3	80,510	13.9	(7,858)	(9.8)

Total operating expenses	554,923	86.7	536,155	92.7	18,768	3.5
Operating expenses by segment:
Spend and Clinical Resource Management	295,486	46.2	304,142	52.6	(8,656)	(2.8)
Revenue Cycle Management	214,935	33.6	193,718	33.5	21,217	11.0

Total segment operating expenses	510,421	79.7	497,860	86.1	12,561	2.5
Corporate expenses	44,502	7.0	38,295	6.6	6,207	16.2

Total operating expenses	$554,923	86.7%	$536,155	92.7%	$18,768	3.5%

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

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the fiscal year ended December 31, 2012 were $6.3 million, or 1.0% of total net revenue, a decrease of $18.2 million, from restructuring, acquisition and integration-related expenses of $24.5 million, or 4.2% of total net revenue, for the fiscal year ended December 31, 2011. The decrease was attributable to the decrease in costs relating to our integration and restructuring associated with our restructuring plans which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs.

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

Non-operating Expenses

Interest expense. Interest expense for the fiscal year ended December 31, 2012 was $66.0 million, a decrease of $5.1 million from interest expense of $71.1 million for the fiscal year ended December 31, 2011. The decrease in interest expense was primarily due to: (i) a lower level of indebtedness compared to the prior period and (ii) our prior revolving credit facility having a lower interest rate as it is not subject to the minimum 1.50% LIBOR floor (prior to our refinancing discussed herein). As of December 31, 2012, we had total indebtedness of $885.0 million compared to $903.7 million as of December 31, 2011 (excluding the deferred purchase consideration of $120.1 million as of December 31, 2011). See Note 6 of the Notes to our Consolidated Financial Statements herein for more details.

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

Income tax benefit. Income tax benefit for the fiscal year ended December 31, 2012 was $1.5 million, a decrease of $8.4 million from an income tax benefit of $9.9 million for the fiscal year ended December 31, 2011, which was primarily attributable to decreased loss before taxes. Income tax benefit recorded during the fiscal year ended December 31, 2012 reflected an effective income tax rate of 17.7%. Income tax benefit recorded during the fiscal year ended December 31, 2011 reflected an effective income tax rate of 38.9%. The main items contributing to the difference in effective tax rate when comparing 2012 to 2011, were: (i) a relatively consistent state current tax expense associated with certain states where the calculation of state income tax expense is computed on a measure other than net income relative to a substantially lower pretax net loss in 2012; (ii) settlement with the Internal Revenue Service related to research and development credits from 1999-2009; and (iii) no estimate for research and development credits in 2012 compared to actual credits generated in 2011, which was attributable to the American Taxpayer Relief Act of 2012 being enacted on January 2, 2013.

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

We monitor our client relationship periods and as a result, our estimated client relationship period may change due to the changing attrition rates of our clients. We have historically changed our estimates of client relationship periods for certain of our web-hosted clients. These changes in estimated client lives have typically deferred revenue and the associated costs over longer periods.

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

As of October 1, 2013, the estimated fair value of our SCM segment substantially exceeded its respective carrying value.

As of October 1, 2013, the estimated fair value of each operating unit within our RCM segment exceeded its respective carrying value by more than 10%.

Our revenue cycle services business, which comprised approximately 30% of net revenue of our RCM segment, had the smallest excess of fair value over carrying value as of October 1, 2013. If our future results do not meet our cash flow projections, we may no longer be able to support the carrying value of our goodwill within the revenue cycle services business, which was approximately $63 million as of December 31, 2013.

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

Given our history of acquisitions, we may allocate part of the purchase price of future acquisitions to contingent consideration as required by GAAP for business combinations. The fair value calculation of contingent consideration will involve a number of assumptions that are subjective in nature and which may differ materially from actual results. We may experience volatility in our earnings to some degree in future reporting periods as a result of these fair value measurements.

Allowance for Doubtful Accounts

In evaluating the collectability of our accounts receivable, we assess a number of factors, including a specific client’s ability to meet its financial obligations to us (which would be affected, for example, if such client declared bankruptcy). Other factors include the length of time the receivables are past due and historical collection experience. Based on these assessments, we record a reserve for specific account balances as well as a general reserve based on our historical experience for bad debt to reduce the related receivables to the amount we expect to collect from clients. Refer to Note 15 of the notes to consolidated financial statements.

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

Client Service Allowance

We maintain a client service allowance based on management’s evaluation of historical experience, current trends, individual client experience and other relevant factors that, in the opinion of management, deserve recognition in estimating such allowance. Estimates related to our client service allowance are recorded as a reduction to net revenue in our consolidated statements of operations and as a current liability in our consolidated balance sheets. Refer to Note 15 of the notes to consolidated financial statements.

We have not made any material changes in the accounting methodology used to estimate the client service allowance. If actual results are inconsistent with our estimates or assumptions, we may experience a higher or lower expense.

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

We account for uncertain tax positions in accordance with GAAP relating to the accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy is to include interest and penalties in our provision for income taxes. The tax years 1999 through 2012 remain open to examination by the Internal Revenue Service and certain state taxing jurisdictions to which we are subject. For years 1999 to 2008, the statute for assessments and refunds has generally expired; however, tax attributes for those years may still be examined, which would impact the tax years 2010 and forward.

Each quarter we assess our uncertain tax positions and adjust our reserve accordingly based on the most recent facts and circumstances. If there is a significant change in the underlying facts and circumstances or applicable tax law modifications, we may be exposed to additional benefits or expense. See Note 10 of the Notes to Consolidated Financial Statements for the impact of uncertain tax positions in 2013.

We expect a significant increase in our cash taxes in future years, primarily attributable to exhausting a significant portion of our federal net operating loss carryforwards and other tax attributes such as tax credits.

Share-Based Compensation

We have a share-based compensation plan, which includes non-qualified stock options, non-vested share awards and stock-settled stock appreciation rights. See Note 1, Significant Accounting Policies, Note 8, Stockholders’ Equity and Note 9, Share-Based Compensation, of the Notes to Consolidated Financial Statements for a complete discussion of our share-based compensation programs.

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

Historically, it has not been practicable for us to estimate the expected volatility of our share price, required by existing accounting requirements based solely on our own historical stock price volatility (trading history), given our limited history as a publicly traded company. Beginning in 2013, we have sufficient history as a public company and will calculate the expected volatility of our share price based on our trading history, which may impact our future share-based compensation. In accordance with GAAP for stock compensation, we have estimated grant-date fair value of our shares using a combination of our own trading history and a volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities. We identified similar public entities for which share and option price information was available, and considered the historical volatilities of those entities’ share prices in calculating volatility. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding. Based on our limited history, we utilized the “simplified method” as prescribed in Staff Accounting Bulletin No. 110, Share-based Payment, to calculate expected term. In general, for equity awards with graded-vesting, compensation cost is recognized using an accelerated method over the vesting or service period and is net of estimated forfeitures. In general, for equity awards with cliff-vesting, compensation cost is recognized using a straight-line method over the vesting or service period and is net of estimated forfeitures. For performance-based equity awards, compensation cost is adjusted each reporting period in which a change in performance achievement is determined and is net of estimated forfeitures.

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

We assess the probability of achievement of the performance targets relating to performance-based equity awards on a quarterly basis. If during any reporting period under the related vesting term we conclude that we are unable to achieve the performance targets relating to these equity awards, we will reverse the amount of share-based compensation expense recognized in prior periods. This may amount to a material change in our share-based compensation expense in future periods if it is not probable that we will achieve these performance targets.

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

Historically, we have utilized federal net operating loss carryforwards (“NOLs”) to reduce both regular and Alternative Minimum Tax (“AMT”) cash payments. Consequently, our federal cash tax payments in past reporting periods have been minimal. In 2012, we generated a NOL, with respect to which we filed a carryback claim to 2011. As a result, the credits previously utilized in 2011 were reclaimed and utilized in 2013. Despite having NOLs and credits to offset certain tax amounts in 2013, we expect our cash tax liability to increase significantly in 2014 and in the future.

We have not historically utilized borrowings available under our credit agreement to fund operations. We implemented an auto-borrowing plan which caused all excess cash on hand to be used to repay our swing-line credit facility on a daily basis. As a result, any excess cash on hand will be used to repay our swing-line balance, if any, on a daily basis. See Note 6 of the Notes to Consolidated Financial Statements for further details.

As of December 31, 2013, we had $10.0 million drawn on our revolving credit facility resulting in $189.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of December 31, 2013 and 2012, we had cash and cash equivalents totaling $2.8 million and $13.7 million, respectively.

Operating Activities:

The following table summarizes the cash provided by operating activities for the fiscal years ended December 31, 2013 and 2012:

	Fiscal Year Ended December 31,
	2013	2012	Change
	Amount	Amount	Amount	%
	(In millions)
Net income (loss)	$27.4	$(6.9)	$34.3	497.1%
Non-cash items	124.1	139.8	(15.7)	(11.2)
Net changes in working capital	1.4	24.9	(23.5)	(94.4)

Net cash provided by operations	$152.9	$157.8	$(4.9)	(3.1)%

Net income (loss) represents the income (loss) attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, loss on debt extinguishment, amortization of debt issuance costs, impairment of assets and non-cash interest expense. Refer to our Consolidated Statement of Cash Flows for details regarding these non-cash items. The total for these non-cash expenses was $124.1 million and $139.8 million for the fiscal years ended December 31, 2013 and 2012, respectively. The decrease in non-cash expenses for the fiscal year ended December 31, 2013 compared to December 31, 2012 was primarily attributable to: (i) the write-off of debt issuance costs from the debt extinguishment associated with our prior credit agreement of $19.9 million; (ii) a $10.5 million decrease in the amortization of intangibles; and (iii) a $4.5 million increase in the excess tax benefit from exercise of equity awards. The decrease was partially offset by: (i) a $10.9 million increase in depreciation expense; (ii) a $4.2 million increase in share-based compensation; (iii) the impairment of assets of $3.6 million; and (iv) a $5.2 million increase in our deferred income tax expense (benefit). Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the fiscal year ended December 31, 2013, the working capital changes resulting in an increase to cash flow from operations of $1.4 million primarily consisted of the following:

Increase of cash flow

•	a decrease in accounts receivable of $9.0 million related to the timing of invoicing and cash collections and our revenue growth;

•	a $3.1 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO; and

•	a $1.5 million increase in accrued payroll and benefits due to payroll cycle timing and higher performance-based compensation expense than the prior period.

The working capital changes resulting in an increase to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in decreases to cash flow:

Decrease of cash flow

•	an increase in prepaid expenses and other assets of $2.3 million primarily related to an increase in software and hardware maintenance;

•	an increase in other long term assets of $0.4 million primarily related to the timing of cash payments for our deferred sales expenses;

•	a $0.4 million working capital decrease in trade accounts payable due to the timing of various payment obligations;

•	a decrease in other accrued expenses and long-term liabilities of $1.9 million primarily due to timing of various payment obligations;

•	a decrease in deferred revenue of $7.2 million for cash receipts not yet recognized as revenue.

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

Investing Activities:

Investing activities used $58.8 million of cash for the fiscal year ended December 31, 2013 which included $41.2 million for investment in software development and $17.6 million of capital expenditures.

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

Financing Activities:

Financing activities used $105.0 million of cash for the fiscal year ended December 31, 2013. We made payments on our Term Loan Facility of $120.5 million consisting of $15.5 million in scheduled principal payments and $105.0 million voluntary prepayments from free cash flow. In addition, we made payments of $0.7 million that were made on our finance obligation. This was partially offset by $10.1 million received from the issuance of common stock (net of offering costs) and $6.0 million from the excess tax benefit from the exercise of stock options. As of December 31, 2013, our credit agreement requires an assessment of excess cash flow beginning for our fiscal year ended December 31, 2013. Based on the voluntary repayments made during the fiscal year ended December 31, 2013, we do not expect to be required to make any excess cash flow payment during the first quarter of 2014.

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

This was offset by $120.1 million for the payment of the deferred purchase consideration made in connection with the Broadlane Acquisition. We made payments on our senior term loan facility of $578.7 million consisting of: (i) $4.8 million in scheduled principal payments; (ii) $55.0 million in voluntary prepayments from free cash flow; (iii) a $35.0 million voluntary prepayment from our revolver draw discussed above; and (iv) a $483.8 million payment associated with the debt extinguishment of our prior credit agreement on December 13, 2012 to settle the balance of our previous term loan facility. We also made payments on our revolving credit facility of $130.0 million consisting of: (i) a $90.0 million payment associated with our debt extinguishment on December 13, 2012 to settle the balance of our previous revolving credit facility; and (ii) a $40.0 million voluntary payment on our new revolving credit facility from free cash flow. In addition, we made payments of $0.7 million that were made on our finance obligation (as discussed in Note 6 in the Notes to Consolidated Financial Statements) and repurchased approximately 62,000 shares of our common stock under our share repurchase program (which expired in August 2012) totaling $0.6 million.

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

See table below for a summary of the pricing tiers for all applicable margin rates. As of December 31, 2013, our applicable margin on our Revolving Credit Facility and Term A Facility was tier 2.

Revolving credit facility
Pricing Tier	Total Leverage Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Loans	Base Rate Loans
1	> 4.00:1.00	0.50%	2.50%	2.50%	1.50%
2	< 4.00:1.00	0.375%	2.25%	2.25%	1.25%

Term Loan A Facility
Pricing Tier	Total Leverage Ratio	Eurodollar Loans	Base Rate Loans
1	> 4.00:1.00	2.50%	1.50%
2	< 4.00:1.00	2.25%	1.25%

Term Loan B Facility
Pricing Tier	Total Leverage Ratio	Eurodollar Loans	Base Rate Loans
n/a	n/a	2.75%	1.75%

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

As of December 31, 2013, we had an outstanding balance of $10.0 million on the Revolving Credit Facility resulting in $189.0 million available under the Revolving Credit Facility (after giving effect to $1.0 million of outstanding but undrawn letters of credit on such date). We also had $764.5 million of debt outstanding and a cash balance of $2.8 million as of December 31, 2013.

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

For the fiscal quarter ending December 31, 2013, we were required to maintain compliance with a maximum consolidated total debt to adjusted EBITDA leverage ratio of 5.75 to 1.0 and a minimum consolidated interest coverage ratio of 2.5 to 1.0. The consolidated total debt to adjusted EBITDA leverage ratio and the consolidated interest coverage ratio thresholds adjust in future periods. The following table shows our future covenant thresholds:

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

The determination of our pricing tier is based on the total leverage ratio that was calculated in the most recent compliance certificate received by our administrative agent. In addition, our loans and other obligations under the credit agreement are guaranteed, subject to specified limitations, by our present and future direct and indirect domestic subsidiaries. As of December 31, 2013, we were not in default of any covenants under our credit agreement.

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

The Indenture contains certain customary negative covenants, including, but not limited to, limitations on: the incurrence of debt; liens; consolidations or mergers; asset sales; certain restricted payments and transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the parent company to obtain funds from its subsidiaries by dividend or loan. The Indenture also contains customary events of default. As of December 31, 2013, we were not in default of any covenants under the Indenture.

Summary Disclosure Concerning Contractual Obligations and Commercial Commitments

In the ordinary course of business, we enter into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2013 are as follows:

	Total	Payments Due by Period
		Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Bank credit facility(1)	$439,500	$15,500	$49,750	$197,250	$177,000
Bonds payable(2)	325,000	—	—	325,000	—
Interest on fixed rate debt	126,750	26,000	52,000	48,750	—
Interest on variable rate debt(3)	87,054	14,003	32,501	30,666	9,884
Operating leases(4)	87,635	11,780	17,705	13,154	44,996
Restructuring, acquisition and integration-related obligations(5)	620	620	—	—	—
Finance obligations(6)	11,942	1,114	2,228	8,600	—
Tax liability(7)	1,308	—	1,308	—	—

	$1,079,809	$69,017	$155,492	$623,420	$231,880

(1)	Indebtedness under our credit facility bears interest at an annual rate of LIBOR (our credit agreement contains a 1.25% LIBOR floor on the Term B Facility) plus an applicable margin. The applicable weighted average interest rate, inclusive of LIBOR and the applicable margin was 3.21% on our Term Loan Facility at December 31, 2013. We had $10.0 million outstanding under our revolving credit facility at December 31, 2013. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our borrowings.
(2)	Indebtedness on our bonds bear interest at an 8% annual rate. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our bond offering.
(3)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2013 for all future periods. In addition, our credit agreement requires us to calculate excess cash flow on an annual basis. We would be required to make any excess cash flow payment during the first quarter of 2014.
(4)	Relates to certain office space and office equipment under operating leases. Amounts represent future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year or more. See Note 7 of the Notes to Consolidated Financial Statements for more information.
(5)	Represents restructuring, acquisition and integration-related costs. See Note 5 of the Notes to Consolidated Financial Statements for additional information.
(6)	Represents a capital lease obligation incurred in a sale and subsequent leaseback transaction of an office building. See Note 6 of the Notes to Consolidated Financial Statements under the subheading “Finance Obligations” for additional information regarding this transaction and the related obligation.
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

As of December 31, 2013, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table sets forth a reconciliation of EBITDA and adjusted EBITDA to net income, a comparable GAAP-based measure. All of the items included in the reconciliation from net income to EBITDA to adjusted EBITDA are either: (i) non-cash items (e.g., depreciation and amortization, impairment of intangibles and share-based compensation expense) or (ii) items that management does not consider in assessing our on-going operating performance (e.g., income taxes, interest expense and expenses related to the cancellation of an interest rate swap and restructuring, acquisition and integration-related expenses). In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other items, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

The following table reconciles net income to adjusted EBITDA for the fiscal years ended December 31, 2013, 2012 and 2011:

	Fiscal Year Ended December 31,
Adjusted EBITDA Reconciliation	2013	2012	2011
	(In thousands)
Net income (loss)	$27,441	$(6,878)	$(15,494)
Depreciation	40,803	30,190	22,402
Depreciation (included in cost of revenue)	2,157	1,859	1,225
Amortization of intangibles	62,723	72,652	80,510
Amortization of intangibles (included in cost of revenue)	—	557	557
Interest expense, net of interest income(1)	46,907	66,041	71,069
Income tax expense (benefit)	16,682	(1,480)	(9,851)

EBITDA	196,713	162,941	150,418
Share-based compensation expense(2)	14,496	10,291	5,023
RCM management restructuring expenses(3)	—	—	1,646
Rental income from capitalizing building lease(4)	(438)	(438)	(438)
Purchase accounting adjustments(5)	—	—	6,245
Restructuring, acquisition and integration-related expenses(6)	10,070	6,348	24,551
Loss on debt extinguishment(7)	—	28,196	—
Insurance settlement(8)	—	—	(3,340)

Adjusted EBITDA	$220,841	$207,338	$184,105

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Consolidated Statement of Operations.
(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.
(3)	Amount represents restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.
(4)

The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See Note 6 of the Notes to Consolidated Financial Statements herein for further discussion of this rental income.
(5)	Upon acquiring Broadlane on November 16, 2010, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to client purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us and recording any corresponding revenue share obligation as a liability). For the fiscal year ended December 31, 2011, the $6.2 million represents the net amount of: (i) approximately $11.0 million in gross administrative fees and other service fees primarily based on vendor reporting received from January 1, 2011 through November 15, 2011 relating to purchases made prior to the acquisition date, and (ii) a corresponding revenue share obligation of $4.8 million relating to the same period.
(6)	Represents the amount attributable to acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.
(7)	The amount reflects the loss on debt extinguishment and is comprised of (i) a $20.0 million write-off of debt issuance costs relating to our previous credit facility; and (ii) an $8.2 million swap termination fee for two forward starting interest rate swaps also relating to our previous credit facility.
(8)	Amount was attributable to a $3.3 million insurance settlement received during the period. Refer to Note 7 in the Notes to Consolidated Financial Statements for additional details.

Adjusted Net Income and Diluted Adjusted Earnings Per Share. The Company defines: i) adjusted net income as net income excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items on a tax-adjusted basis, non-cash share-based compensation and certain restructuring, acquisition and integration-related expenses on a tax adjusted basis; and ii) diluted adjusted EPS as earnings per share excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items, non-cash share-based compensation and certain restructuring, acquisition and integration-related expenses on a tax-adjusted basis. Adjusted net income and diluted adjusted EPS are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Diluted adjusted EPS growth has been used historically by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s LTPIP will vest. Use of these measures allows management and the Board to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and assess organic growth and accretive business transactions. As a significant portion of senior management’s incentive based compensation historically has been based on the achievement of certain diluted adjusted EPS growth over time, which is intended to reward them for organic growth and accretive business transactions, investors may find such information useful; however, as non-GAAP financial measures, adjusted net income and diluted adjusted EPS are not the sole measures of the Company’s financial performance and may not be the best measures for investors to gauge such performance.

	Twelve Months Ended December 31,
	2013	2012	2011
Net income (loss)	$27,441	$(6,878)	$(15,494)
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	64,459	75,103	83,226
Pre-tax non-cash, share-based compensation(1)	14,496	10,291	5,023
Pre-tax restructuring, acquisition and integration related expenses(2)	10,070	6,348	24,551
Pre-tax RCM management restructuring expenses(3)	—	—	1,646
Pre-tax purchase accounting adjustment(4)	—	—	6,245
Pre-tax deferred payment interest expense accretion(5)	—	—	3,082
Pre-tax, loss on debt extinguishment(6)	—	28,196	—
Pre-tax, insurance settlement(7)	—	—	(3,340)

Tax effect on pre-tax adjustments(8)	(35,609)	(47,975)	(48,173)

Non-GAAP adjusted net income	$80,857	$65,085	$56,766

	Twelve Months Ended December 31,
Per share data	2013	2012	2011
EPS—diluted	$0.45	$(0.12)	$(0.27)
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	1.05	1.31	1.45
Pre-tax non-cash, share-based compensation(1)	0.24	0.18	0.09
Pre-tax restructuring, acquisition and integration related expenses(2)	0.16	0.11	0.43
Pre-tax RCM management restructuring expenses(3)	—	—	0.03
Pre-tax purchase accounting adjustment(4)	—	—	0.11
Pre-tax deferred payment interest expense accretion(5)	—	—	0.05
Pre-tax, loss on debt extinguishment(6)	—	0.49	—
Pre-tax, insurance settlement(7)	—	—	(0.06)

Tax effect on pre-tax adjustments(8)	(0.58)	(0.84)	(0.84)

Non-GAAP adjusted EPS—diluted	$1.32	$1.13	$0.99

Weighted average shares—diluted (in 000s)(9)	61,178	57,452	57,298

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.
(2)	Represents the amount and the per share impact, on a pre-tax basis, of restructuring, acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.
(3)	Represents the amount and the per share impact, on a pre-tax basis, of restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.
(4)	For the fiscal year ended December 31, 2011, the amount and the per share impact, on a pre-tax basis, of certain purchase accounting adjustments associated with the Broadlane Acquisition that reflect the fair value of gross administrative fee receivables and other service fees less revenue share obligation primarily related to client purchases that were reported to us subsequent to the consummation of the Broadlane Acquisition.

(5)	For the fiscal year ended December 31, 2011, the amount represents the per share impact, on a pre-tax basis, of interest expense on the accretion of the $120.1 million deferred payment associated with the Broadlane Acquisition, which was made in January 2012.
(6)	Represents the amount and the per share impact, on a pre-tax basis, of loss on debt extinguishment and is comprised of (i) a $20.0 million write-off of debt issuance costs relating to our previous credit facility; and (ii) an $8.2 million swap termination fee for two forward starting interest rate swaps also relating to our previous credit facility.
(7)	Represents the amount and the per share impact, on a pre-tax basis, of a $3.3 million insurance settlement received during the period. Refer to Note 7 in the Notes to Consolidated Financial Statements for additional details.
(8)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. We used a tax rate of 40.0% for the fiscal years ended December 31, 2013, 2012 and 2011 since we believe the 40% will be our normalized long-term tax rate. The effective tax rate for the fiscal years ended December 31, 2013, 2012 and 2011 was 37.8%, (17.7%) and 38.9%, respectively.
(9)	Given the Company’s net loss in 2012 and 2011, basic and diluted weighted average shares are the same for EPS and Non-GAAP diluted adjusted EPS.

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

Interest rate risk. We had outstanding borrowings on our Term Loan Facility and Revolving Credit Facility of $439.5 million as of December 31, 2013. The Term A Facility and the Revolving Credit Facility bear interest at LIBOR plus an applicable margin. The Term B Facility bears interest at LIBOR, subject to a floor of 1.25% plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of December 31, 2013, which bears interest at 8% per annum.

To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loans, would have resulted in an approximate $4.4 million increase to our interest expense for the fiscal year ended December 31, 2013.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation will be set forth in the proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference. Also, see section “Equity Compensation Plan Information” in Item 5 of Part 2 herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2014 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

a)	documents as part of this Report.

(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)	Report of Independent Registered Public Accounting firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(v)	Consolidated Statements of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3)	Exhibits

Exhibit No.	Description of Exhibit
2.1	Stock Purchase Agreement, dated as of September 14, 2010, by and among the Company, Broadlane Intermediate Holdings, Inc. and Broadlane Holdings, LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010)

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2008)

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2008)

4.1	Form of common stock certificate of the Company (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)

4.2	Amended and Restated Registration Rights Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 No. 333-145693)

4.3	Indenture, dated as of November 16, 2010, among MedAssets, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 19, 2010)

10.1	Credit Agreement, dated as of December 13, 2012, among MedAssets, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer; Bank of America, N.A., as Swing Line Lender; J.P. Morgan Securities LLC, Barclays Bank PLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Suntrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners; Deutsche Bank Securities Inc., as Syndication Agent; and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc., Suntrust Bank, Raymond James Bank, FSB and Fifth Third Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2012)

10.2	1999 Stock Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 No. 333-145693)

10.3	MedAssets Inc. 2004 Long-Term Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)

10.4	MedAssets, Inc. Long Term Performance Incentive Plan (as amended) (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 29, 2013)

10.5	MedAssets, Inc. 2013 Annual Incentive Compensation Plan (Incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 29, 2013)

10.6	Form of Indemnification Agreement entered into by the Company with each of its executive officers and directors (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 No. 333-145693)

10.7	Form of Stock Appreciation Right (non-performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)

10.8	Form of Stock Appreciation Right (performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)

10.9	Form of Restricted Stock (non-performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)

10.10	Form of Restricted Stock (performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)

10.11	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and John A. Bardis (Incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)

10.12	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Rand Ballard (Incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)

10.13	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Charles Garner (Incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)

10.14	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Lance M. Culbreth (Incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed on August 8, 2011)

10.15*	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Jonathan H. Glenn

10.16	Employment Agreement, dated as of June 17, 2011, by and between the Company and Gregory A. Strobel (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2012)

10.17	Employment Agreement, dated as of March 5, 2012, by and between the Company and Mike Nolte (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2012)

10.18	Senior Executive Change in Control Severance Plan and Participation Agreement, dated April 4, 2013, by and between the Company and Keith Thurgood (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013)

10.19*	Senior Executive Change in Control Severance Plan and Participation Agreement, dated October 30, 2013, by and between the Company and Amy Amick

10.20*	Amendment to Employment Agreement, dated December 11, 2013, by and between the Company and John A. Bardis

10.21*	Amendment to Employment Agreement, dated December 11, 2013, by and between the Company and Rand A. Ballard

10.22*	Amendment to Employment Agreement, dated December 11, 2013, by and between the Company and Mike Nolte

18.00	Preferability letter from KPMG, LLP on change in date of annual goodwill impairment testing performed by the Company (incorporated by reference to Exhibit 18 to the Company’s Annual Report on Form 10-K filed on February 28, 2012).

21*	Subsidiaries of the Company

23*	Consent of KPMG, LLP with respect to the consolidated financial statements of the Company

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDASSETS, Inc.

March 3, 2014	By:	/s/ JOHN A. BARDIS
Name: John A. Bardis
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John A. Bardis Name: John A. Bardis	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 3, 2014

/s/ Charles O. Garner Name: Charles O. Garner	Chief Financial Officer (Principal Financial Officer)	March 3, 2014

/s/ Lance M. Culbreth Name: Lance M. Culbreth	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2014

/s/ Michael P. Nolte Name: Michael P. Nolte	Chief Operating Officer	March 3, 2014

/s/ Rand A. Ballard Name: Rand A. Ballard	Director and Chief Customer Officer	March 3, 2014

/s/ Harris Hyman IV Name: Harris Hyman IV	Director	March 3, 2014

/s/ Vernon R. Loucks, Jr. Name: Vernon R. Loucks, Jr.	Director	March 3, 2014

/s/ Terrence J. Mulligan Name: Terrence J. Mulligan	Director	March 3, 2014

/s/ C.A. Lance Piccolo Name: C.A. Lance Piccolo	Director	March 3, 2014

/s/ John C. Rutherford Name: John C. Rutherford	Director	March 3, 2014

/s/ Samuel K. Skinner Name: Samuel K. Skinner	Director	March 3, 2014

/s/ Bruce F. Wesson Name: Bruce F. Wesson	Director	March 3, 2014

/s/ Carol J. Zierhoffer Name: Carol J. Zierhoffer	Director	March 3, 2014

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms	F-2
Consolidated balance sheets of MedAssets, Inc. as of December 31, 2013 and December 31, 2012	F-3
Consolidated statements of operations and comprehensive income (loss) of MedAssets, Inc. for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	F-4
Consolidated statements of stockholders’ equity of MedAssets, Inc. for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	F-5
Consolidated statements of cash flows of MedAssets, Inc. for the years ended December 31, 2013, December 31, 2012 and December 31, 2011	F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MedAssets, Inc.:

We have audited the accompanying consolidated balance sheets of MedAssets, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedAssets, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, MedAssets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Atlanta, Georgia

March 3, 2014

MedAssets, Inc.

Consolidated Balance Sheets

	December 31,
	2013	2012
	(In thousands, except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$2,790	$13,734
Accounts receivable, net of allowances of $2,568 and $3,046 as of December 31, 2013 and December 31, 2012, respectively	87,636	96,346
Deferred tax asset, current portion	4,535	11,126
Prepaid expenses and other current assets	24,059	21,791

Total current assets	119,020	142,997
Property and equipment, net	157,747	134,361
Other long term assets
Goodwill	1,027,847	1,027,847
Intangible assets, net	267,440	330,163
Other	41,695	42,869

Other long term assets	1,336,982	1,400,879

Total assets	$1,613,749	$1,678,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,066	$25,487
Accrued revenue share obligation and rebates	77,398	74,274
Accrued payroll and benefits	41,587	40,085
Other accrued expenses	12,126	14,145
Deferred revenue, current portion	46,523	55,756
Current portion of notes payable	15,500	15,500
Current portion of finance obligation	255	233

Total current liabilities	217,455	225,480
Notes payable, less current portion	424,000	544,500
Bonds payable	325,000	325,000
Finance obligation, less current portion	8,781	9,046
Deferred revenue, less current portion	16,369	14,393
Deferred tax liability	121,083	125,394
Other long term liabilities	11,272	801

Total liabilities	1,123,960	1,244,614
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 61,740,000 and 59,324,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	617	593
Additional paid-in capital	717,132	688,431
Accumulated deficit	(227,960)	(255,401)

Total stockholders’ equity	489,789	433,623

Total liabilities and stockholders’ equity	$1,613,749	$1,678,237

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$289,475	$266,915	$249,599
Other service fees	390,941	373,206	328,673

Total net revenue	680,416	640,121	578,272

Operating expenses:
Cost of revenue (inclusive of amortization expense of $2,157, $2,416 and $1,782 for the fiscal years ended December 31, 2013, 2012 and 2011, respectively)	151,950	138,618	121,771
Product development expenses	30,874	28,483	26,823
Selling and marketing expenses	61,427	60,438	56,997
General and administrative expenses	231,826	218,194	203,101
Restructuring, acquisition and integration-related expenses	10,070	6,348	24,551
Depreciation	40,803	30,190	22,402
Amortization of intangibles	62,723	72,652	80,510

Total operating expenses	589,673	554,923	536,155

Operating income	90,743	85,198	42,117
Other income (expense):
Interest (expense)	(46,907)	(66,045)	(71,083)
Loss on debt extinguishment	—	(28,196)	—
Other income	287	685	3,621

Income (loss) before income taxes	44,123	(8,358)	(25,345)
Income tax expense (benefit)	16,682	(1,480)	(9,851)

Net income (loss)	$27,441	$(6,878)	$(15,494)

Basic and diluted income (loss) per share:
Basic net income (loss) per share	$0.46	$(0.12)	$(0.27)

Diluted net income (loss) per share	$0.45	$(0.12)	$(0.27)

Weighted average shares—basic	59,705	57,452	57,298
Weighted average shares—diluted	61,178	57,452	57,298
Consolidated Statements of Comprehensive Income (Loss) for the Fiscal Years Ended December 31, 2013, 2012 and 2011
Net income (loss)	$27,441	$(6,878)	$(15,494)
Unrealized (loss) from hedging activities for the period	—	(1,687)	(6,522)
Income tax benefit related to hedging activities for the period	—	521	2,461
Reclassification of realized loss into earnings from hedging activities	—	8,209	—
Reclassification of income tax benefit into earnings from hedging activities	—	(2,982)	—

Comprehensive income (loss)	$27,441	$(2,817)	$(19,555)

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2013

			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Par Value
	(In thousands)
Balances at December 31, 2012	59,324	$593	$688,431	$(255,401)	$433,623
Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	2,416	24	10,092	—	10,116
Stock compensation expense	—	—	14,496	—	14,496
Excess tax benefit from equity award exercises, net	—	—	4,113	—	4,113
Net income				27,441	27,441

Balances at December 31, 2013	61,740	$617	$717,132	$(227,960)	$489,789

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2012

			Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
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

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2011

			Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Par Value
	(In thousands)
Balances at December 31, 2010	58,410	$584	$668,028	$—	$(233,029)	$435,583
Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	597	6	1,969	—	—	1,975
Forfeiture of common restricted stock	(598)	(6)	6	—	—	—
Stock compensation expense	—	—	5,023	—	—	5,023
Excess tax benefit from equity award exercises	—	—	893	—	—	893
Repurchase of common stock	(552)	(5)	(5,301)	—	—	(5,306)
Unrealized loss from hedging activities (net of a tax benefit of $2,461)	—	—	—	(4,061)	—	(4,061)
Net loss	—	—	—	—	(15,494)	(15,494)

Balances at December 31, 2011	57,857	$579	$670,618	$(4,061)	$(248,523)	$418,613

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Operating activities
Net income (loss)	$27,441	$(6,878)	$(15,494)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Bad debt expense	—	735	181
Depreciation	42,960	32,049	23,627
Amortization of intangibles	62,723	73,209	81,067
Impairment of assets	3,551	—	—
Loss on sale of assets	90	370	418
Noncash stock compensation expense	14,496	10,291	5,023
Excess tax benefit from exercise of equity awards	(6,032)	(1,495)	(956)
Amortization of debt issuance costs	3,807	7,390	7,445
Loss on debt extinguishment (Note 6)	—	19,987	—
Noncash interest expense, net	456	514	3,784
Deferred income tax expense (benefit)	2,013	(3,212)	(12,734)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	9,010	6,958	(3,459)
Prepaid expenses and other assets	(2,268)	(3,303)	1,321
Other long-term assets	(414)	1,969	(5,023)
Accounts payable	(374)	5,572	5,645
Accrued revenue share obligations and rebates	3,124	3,368	12,737
Accrued payroll and benefits	1,502	6,820	10,536
Other accrued expenses and long-term liabilities	(1,926)	(4,013)	(6,399)
Deferred revenue	(7,257)	7,542	16,477

Cash provided by operating activities	152,902	157,873	124,196

Investing activities
Purchases of property, equipment and software, net	(17,643)	(26,221)	(16,976)
Capitalized software development costs	(41,175)	(40,205)	(31,997)

Cash used in investing activities	(58,818)	(66,426)	(48,973)

Financing activities
Proceeds from notes payable	—	550,000	—
Borrowings from revolving credit facility	—	140,000	—
Repayment of notes payable	(120,500)	(578,650)	(56,350)
Repayment of revolving credit facility	—	(130,000)	—
Repayment of finance obligations	(676)	(676)	(665)
Payment of deferred purchase consideration	—	(120,136)	—
Debt issuance costs	—	(9,777)	—
Excess tax benefit from exercise of equity awards	6,032	1,495	956
Issuance of common stock, net of offering costs	10,116	7,684	1,975
Purchase of treasury shares	—	(600)	(5,028)

Cash used in financing activities	(105,028)	(140,660)	(59,112)

Net (decrease) increase in cash and cash equivalents	(10,944)	(49,213)	16,111
Cash and cash equivalents, beginning of period	13,734	62,947	46,836

Cash and cash equivalents, end of period	$2,790	$13,734	$62,947

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

We provide technology-enabled products and services which together deliver solutions designed to reduce total cost of care, enhance operational efficiency, align clinical delivery with advance care coordination and improve revenue performance for hospitals, health systems and other ancillary healthcare providers. Our client-specific solutions are designed to efficiently analyze detailed information across the spectrum of cost, operations, clinical delivery and reimbursement. Our solutions integrate with existing operations and enterprise software systems of our clients and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and clients are primarily located throughout the United States and to a limited extent, Canada.

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

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. In addition, we may periodically make voluntary repayments on our term loans. Cash and cash equivalents were $2,790 and $13,734 as of December 31, 2013 and December 31, 2012, respectively, and our swing-line balance was zero during those reporting periods. We had $10,000 outstanding on our revolving credit facility as of December 31, 2013 and 2012. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 6 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $2,290 as of December 31, 2013.

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

We believe the carrying amount of notes payable approximates fair value since they bear interest at variable rates, and interest expense is accrued on notes outstanding. The current portion of notes payable represents the portion of notes payable due within one year of the period end.

The fair value of the bonds payable is calculated based on quoted market prices for the same or similar issues or on rates currently offered to the Company for similar debt instruments.

Revenue Recognition

Net revenue consists primarily of: (a) administrative fees reported under contracts with manufacturers and distributors and (b) other service fee revenue that is comprised of: (i) consulting revenues received under fixed-fee or contingent-based service contracts; (ii) subscription and implementation fees received under our SaaS agreements; and (iii) transaction and contingent fees received under service contracts. Revenue is earned primarily in the United States and to a limited extent, Canada.

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

Net administrative fees shown on our consolidated statements of operations reflect our gross administrative fees net of our revenue share obligation. Gross administrative fees include all administrative fees we receive pursuant to our group purchasing organization vendor contracts. Our revenue share obligation represents the portion of the administrative fees we are contractually obligated to share with certain of our GPO clients. The following shows the details of net administrative fee revenues for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Gross administration fees	$472,113	$427,698	$384,560
Less: Revenue share obligation	(182,638)	(160,783)	(134,961)

Administrative fees, net	$289,475	$266,915	$249,599

Other Service Fees

Consulting Fees

We generate revenue from fixed-fee consulting contracts. Revenue under these fixed-fee arrangements is recognized on a proportional performance method as services are performed and deliverables are provided, as long as all other elements of SAB 104 are met.

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

Subscription and Implementation Fees

We follow GAAP for revenue recognition relating to arrangements that include the right to use software stored on another entity’s hardware for our SaaS-based solutions. Our clients are typically charged upfront non-refundable fees for implementation and recurring host subscription fees for access to web-based services. Our clients have access to our software applications while the data is hosted and maintained on our servers. Our clients cannot take physical possession of the software applications. Revenue from monthly hosting arrangements and services is recognized on a subscription basis over the period in which our clients have access to the product. Implementation fees are typically billed at the beginning of the arrangement and recognized as revenue over the greater of the subscription period or the estimated client relationship period beginning at client acceptance. We currently estimate the client relationship period at six years for our SaaS-based Revenue Cycle Management solutions. Contract subscription periods generally range from two to six years from execution.

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

Based on the selling price hierarchy established by the update, if we are unable to establish selling price using VSOE or TPE, we will establish an ESP. ESP is the estimated price at which we would transact a sale if the product or service were sold on a stand-alone basis. We establish a best estimate of ESP considering internal factors relevant to pricing practices such as costs and margin objectives, standalone sales prices of similar services and percentage of the fee charged for a primary service relative to a related service. Additional consideration is also given to market conditions such as competitor pricing strategies and other factors such as market size, the number of facilities, and the number of beds in a facility. If available, we regularly review VSOE and TPE for our services in addition to ESP.

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

Service arrangements generally include multiple deliverables or elements such as group purchasing services, consulting services, and SaaS-based subscription and implementation services. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to the individual elements within the arrangement based on their relative selling price using VSOE, TPE, or ESP for each element of the arrangement. We establish VSOE, TPE, or ESP for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a stand-alone arrangement. Revenue is then recognized for each element according to the following revenue recognition methodology: (i) group purchasing service revenue is recognized as administrative fees are reported to us (generally approximates ratable over the contractual term), (ii) consulting revenue is recognized on a proportional performance method as services are performed and deliverables are provided or once performance targets are accepted by our clients; and (iii) SaaS-based subscription revenue is recognized ratably over the subscription period (upfront non-refundable fees on our SaaS-based subscription services are recognized over the longer of the subscription period or the estimated client relationship period) beginning with the period in which the SaaS-based services are accepted by the client.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Deferred Costs

We capitalize direct costs incurred during the implementation of our SaaS-based solutions. Deferred implementation costs are amortized into cost of revenue in proportion to the revenue earned over the client relationship period. In addition, we defer upfront sales commissions primarily related to subscription and implementation fees and expense these costs ratably over the contract term. The current and long term portions of deferred costs are included in “Prepaid expense and other current assets” and “Other assets,” respectively in the accompanying consolidated balance sheets.

Property and Equipment

Property and equipment are stated at cost and include the capitalized portion of internal use product development costs. Depreciation of property and equipment (which includes amortization of capitalized internal use software) is computed on the straight-line method over the estimated useful lives of the assets which are as follows:

Useful Lives (in years)
Buildings (Note 6)	30
Furniture and fixtures	7
Computers and equipment	5-7
Leasehold improvements	Term of lease
Purchased software and capitalized software development costs (internal use)	3-5

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

As of December 31, 2013 and 2012, intangible assets with indefinite lives consist of goodwill. See Note 3 for further details.

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

We did not recognize any goodwill or indefinite-lived intangible asset impairments during the fiscal years ended December 31, 2013, 2012 and 2011.

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

Acquisition and Integration — Related Expenses

Acquisition and integration-related expenses may consist of: (i) transaction costs incurred to complete acquisitions including due diligence, consulting and other advisory related fees; (ii) integration-related costs related to third party consulting and other employee-related costs associated with the integration of an acquired business into our business; (iii) acquisition-related fees associated with unsuccessful acquisition attempts; and (iv) restructuring-type costs. Our restructuring-type costs are comprised primarily of employee termination costs related to headcount reductions. A liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Our restructuring charges also include accruals for estimated losses related to our excess facilities, based on our contractual obligations, net of estimated sublease income. We reassess the liability periodically based on market conditions. Refer to Note 5 for additional details of the restructuring activities.

Deferred Revenue

Deferred revenue consists of unrecognized revenue related to advanced client invoicing or client payments received prior to revenue being realized and earned. Substantially all deferred revenue consists of: (i) deferred administrative fees; (ii) deferred service fees; (iii) deferred software and implementation fees; and (iv) other deferred fees, including receipts for our annual client and vendor meeting prior to the event.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

For the years ended December 31, 2013 and 2012, deferred revenues recorded that are contingent upon meeting performance targets were $6,516 and $8,284, respectively.

The following table summarizes the deferred revenue categories and balances as of:

	December 31,
	2013	2012
Software and implementation fees	$27,393	$24,468
Service fees	22,363	26,135
Administrative fees	10,935	14,672
Other fees	2,201	4,874

Deferred revenue, total	62,892	70,149
Less: Deferred revenue, current portion	(46,523)	(55,756)

Deferred revenue, non-current portion	$16,369	$14,393

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2013, 2012 and 2011 was $3,196, $2,750 and $2,611, respectively.

Defined Contribution Plan

We sponsor a defined contribution plan for eligible employees. Under the terms of the plan, employees have the option of contributing a portion of their annual salary to the plan. We make matching contributions of 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. For the years ended December 31, 2013, 2012 and 2011, our plan contributions amounted to $6,062, $5,175 and $4,327, respectively.

Share-Based Compensation

Share-based payment transactions (as fully discussed in Note 9) are accounted for in accordance with GAAP relating to stock compensation. The guidance requires companies to recognize the cost (expense) of all

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

share-based payment transactions in the financial statements. We expense employee share-based compensation using fair value-based measurement over an appropriate requisite service period primarily on an accelerated basis.

Derivative Financial Instruments

Derivative instruments are accounted for in accordance with GAAP relating to derivatives and hedging. The guidance requires companies to recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. See Note 13 for further discussion regarding our outstanding derivative financial instruments.

Income Taxes

In accordance with GAAP relating to income taxes, we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the tax year in which the differences are expected to be reflected in the tax return.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in applicable tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of deferred tax assets and assesses the need for any valuation allowance adjustment. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the tax outcome of these uncertain tax positions falls below more likely than not, the change in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2013, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected. See Note 10 for further information.

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

The shares used to calculate basic and diluted EPS represent the weighted-average common shares outstanding. Diluted net (loss) per share is the same as basic net (loss) per share for the fiscal years ended December 31, 2012 and 2011 since the effect of any potentially dilutive securities was excluded (as they were anti-dilutive due to our net loss).

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

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	December 31,
	2013	2012
Land (Note 6)	$1,200	$1,200
Buildings (Note 6)	8,821	8,821
Furniture and fixtures	14,130	18,914
Computers and equipment	58,710	59,220
Leasehold improvements	20,700	10,849
Purchased software	30,931	26,357
Capitalized software development costs (internal use)	147,828	113,825

	282,320	239,186
Accumulated depreciation and amortization	(124,573)	(104,825)

Property and equipment, net	$157,747	$134,361

We received a tenant allowance related to an operating lease entered into on March 1, 2013 amounting to $10,378 which was recorded as a leasehold improvement on our consolidated balance sheet. The leasehold improvement will be depreciated on a straight line basis over the term of the lease of fifteen years. We had approximately $9,802 included in property and equipment on our consolidated balance sheet as of December 31, 2013. Refer to Note 5 for additional details.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

During the year ended December 31, 2013, we had impairment charges related to property and equipment of approximately $3,551 which was comprised of (i) $1,939 that was attributable to the Broadlane acquisition (see Note 5 for further details); and (ii) $1,612 that was attributable to the write-down of software tools that we were not able to utilize.

During the year ended December 31, 2012, we had no impairment charges related to property and equipment.

Software — Internal Use

We classify capitalized costs of software developed for internal use in property and equipment. Costs capitalized for software to be sold, leased or otherwise marketed are classified as other assets. Software acquired in a business combination is classified as a developed technology intangible asset. Capitalized costs of software developed for internal use during the years ended December 31, 2013 and 2012 amounted to $38,944 and $37,181, respectively. Accumulated amortization related to capitalized costs of software developed for internal use was $57,823 and $39,408 at December 31, 2013 and 2012, respectively.

Software — External Use

Capitalized costs of software developed for external use are classified as other assets on our consolidated balance sheet. Additions of capitalized costs of software developed for external use during the years ended December 31, 2013 and 2012 amounted to $4,399 and $3,024, respectively. Gross carrying value related to capitalized costs of software developed for external use was $19,834 and $15,435 at December 31, 2013 and 2012, respectively. Accumulated amortization related to capitalized costs of software developed for external use was $10,714 and $8,557 at December 31, 2013 and 2012, respectively.

During the years ended December 31, 2013, 2012 and 2011, we recognized $2,157, $1,859 and $1,225, respectively, in cost of revenue related to amortization of software developed for external use.

3. GOODWILL

Goodwill consists of the following as of:

	December 31,
	2013	2012
Goodwill, net	$1,027,847	$1,027,847

We did not have any changes in goodwill and the balances are summarized as follows, consolidated and by segment, for the years ended December 31, 2013 and 2012:

	December 31,
	Consolidated	SCM	RCM
Balance, December 31, 2012 and 2013	$1,027,847	$645,202	$382,645

We performed our annual impairment test as of October 1, 2013. As of October 1, 2013, the estimated fair value of our SCM segment substantially exceeded its respective carrying value and the estimated fair value of each operating unit within our RCM segment exceeded its respective carrying value by more than 10%.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

4. OTHER INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following:

	Weighted Average Remaining Amortization Period (Years)(1)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2013
Customer base	3 years	$510,547	$(248,094)	$262,453
Developed technology	2 years	13,300	(8,313)	4,987

	3 years	$523,847	$(256,407)	$267,440

(1) The amount represents the weighted average amortization period remaining in total and for each asset class.

	Weighted Average Remaining Amortization Period (Years)(1)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2012
Customer base	4 years	$510,547	$(191,219)	$319,328
Developed technology	2 years	36,500	(26,919)	9,581
Trade name	1 years	4,300	(3,046)	1,254

	4 years	$551,347	$(221,184)	$330,163

(1)	The amount represents the weighted average amortization period remaining in total and for each asset class.

In 2013, we reduced the gross carrying amount and the related accumulated amortization of our intangible assets by the following: (i) approximately $23,200 relating to fully amortized developed technology assets within our RCM segment; and (ii) approximately $4,300 relating to a fully amortized trade name within our SCM segment.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

During the years ended December 31, 2013, 2012 and 2011, we recognized $62,723, $73,209 and $81,067, respectively in amortization expense, inclusive of ($0, $557 and $557) charged to cost of revenue for amortization of external-use acquired developed technology related to definite-lived intangible assets. Future amortization expense of definite-lived intangibles as of December 31, 2013, is as follows:

Amount
2014	$55,042
2015	49,205
2016	41,812
2017	37,217
2018	32,756
Thereafter	51,408

$267,440

5. RESTRUCTURING, ACQUISITION AND INTEGRATION-RELATED EXPENSES

Broadlane Acquisition

In January 2012, we paid the deferred purchase consideration amount of $120,136 to Broadlane Holdings, LLC in connection with the acquisition of Broadlane Intermediate Holdings, Inc. (“Broadlane”).

Restructuring Activities

In connection with certain business activities, our management approved and initiated several plans to restructure our operations resulting in certain management, system and organizational changes within our SCM and RCM segments as well as our corporate operations. During the fiscal years ended December 31, 2013, 2012 and 2011, we expensed restructuring and exit and integration related costs of approximately $10,070, $6,348 and $24,551, respectively. These costs were attributable to management changes, restructuring activities and the Broadlane acquisition which consisted of employee costs, system migration and standardization, facilities consolidation and other restructuring and integration costs. These costs are included within the acquisition and integration-related expenses line on the accompanying consolidated statements of operations with the exception of the RCM management restructuring costs in 2011 which are recorded within the product development and general and administrative expense line items of the accompanying consolidated statement of operations.

As of December 31, 2013, 2012 and 2011, the components of our restructuring plans are as follows:

•	Employee-related costs —During the fiscal years ended December 31, 2013, 2012 and 2011, we expensed approximately $807, $3,276 and $14,207 of employee-related costs, respectively. The costs primarily related to severance, salaries relating to redundant positions, certain bonuses and other employee benefits. In addition, during the fiscal year ended December 31, 2013, we expensed approximately $570 of cash-based compensation and $920 of share-based compensation related to the resignation of our former RCM segment president on September 30, 2013. As of December 31, 2013, we had approximately $620 included in current liabilities for these costs.

•	System migration and integration — during the fiscal years ended December 31, 2013, 2012 and 2011, we expensed approximately $2,372, $3,010 and $5,551 of system migration costs, respectively. The costs primarily related to consulting and other third-party services. In addition, in 2013 we had non-cash adjustments of ($389) for the write-off of impaired development projects related to the Broadlane acquisition.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

•	Facilities consolidation — in March 2013, we exited our former SCM and RCM leased facilities in Plano, Texas and began occupying a new leased facility comprised of approximately 231,000 square feet of office space together with certain surface parking areas in Plano, Texas. The lease term of the new facility commenced on March 1, 2013 and has an initial term of fifteen years plus an option to extend the lease term for up to ten years.

In connection with the lease, the landlord provided a tenant allowance that was used for certain improvements to the facility amounting to $10,378, with $9,802 included in property and equipment on our consolidated balance sheet as of December 31, 2013. We had approximately $692 included in other accrued expenses and $9,110 included in other long term liabilities associated with this allowance as of December 31, 2013. The liability will be recognized ratably as a reduction to rent expense over the term of the lease. We did not receive or pay any cash related to the tenant allowance and therefore the amount is not reflected in our consolidated statement of cash flows for the fiscal year ended December 31, 2013.

During the fiscal year ended December 31, 2013, we expensed approximately $6,891, relating to exit costs to vacate our former SCM and RCM leased facilities in Plano, Texas. We have no further obligations related to these facilities. In addition, we had non-cash adjustments of $119 comprised of: (i) accrued rent of $1,669 related to the previously leased facilities; and (ii) the write-off of certain related facility assets of ($1,550).

The following table summarizes the details of the Company’s restructuring activities during the years ended December 31, 2013, 2012 and 2011:

	Employee-related costs	System migration and integration	Facility consolidation	Total
Restructuring Reserve
Accrued, December 31, 2010	$3,488	$—	$—	$3,488
Charges incurred	14,207	5,551	6,439	26,197
Cash payments	(14,787)	(5,335)	(4,493)	(24,615)

Accrued, December 31, 2011	$2,908	$216	$1,946	$5,070
Charges incurred	3,276	3,010	62	6,348
Cash payments	(5,189)	(2,921)	(1,876)	(9,986)

Accrued, December 31, 2012	$995	$305	$132	$1,432
Charges incurred	807	2,372	6,891	10,070
Adjustments	—	(389)	119	(270)
Cash payments	(1,182)	(2,288)	(7,142)	(10,612)

Accrued, December 31, 2013	$620	$—	$—	$620

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

6. NOTES AND BONDS PAYABLE

Our notes and bonds payable are summarized as follows as of:

	December 31,
	2013	2012
Term A facility	$237,500	$250,000
Term B facility	192,000	300,000
Revolving credit facility	10,000	10,000

Total notes payable	439,500	560,000
Bonds payable	325,000	325,000

Total notes and bonds payable	764,500	885,000
Less: current portions	(15,500)	(15,500)

Total long-term notes and bonds payable	$749,000	$869,500

Notes Payable

As of December 31, 2013, our long-term notes payable consists of a Term A Facility, a Term B Facility and a revolving credit facility, each with an outstanding balance of $237,500, $192,000 and $10,000, respectively. We have classified the $10,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of December 13, 2017. No amounts were drawn on our swing line loan, which resulted in approximately $189,000 of availability under our revolving credit facility inclusive of the swing line (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of December 31, 2013. During the fiscal year ended December 31, 2013, we made scheduled principal payments of $15,500 on our Term A and Term B Facility in addition to $105,000 in voluntary prepayments from available free cash flow on our Term B Facility. The applicable weighted average interest rates (inclusive of the applicable bank margin) on our Term A Facility, Term B Facility and Revolving Credit Facility at December 31, 2013 were 2.61%, 4.00% and 2.59%, respectively.

We are a party to a credit agreement with JP Morgan Chase Bank, N.A and other financial institutions named therein, dated December 13, 2012. The credit agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The credit agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The credit agreement contains certain customary representations and warranties, affirmative covenants and events of default, including but not limited to payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the credit agreement to be in full force and effect and changes of control. The Company was in compliance with these covenants as of December 31, 2013.

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

Loans under the credit agreement must be prepaid under certain circumstances, including with proceeds from certain future debt issuances, asset sales and a portion of excess cash flow for the applicable fiscal year. Loans under the credit agreement may be voluntarily prepaid at any time, subject to customary LIBOR breakage costs. Our excess cash flow calculation will be completed during the first quarter of 2014 for the fiscal year ended December 31, 2013. Based on the voluntary repayments made during the fiscal year ended December 31, 2013, we do not expect to be required to make any excess cash flow payment during the first quarter of 2014.

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of December 31, 2013.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The Company has the option to redeem the Notes as follows: (i) at any time prior to November 15, 2014, the Company may redeem all or part of the Notes at a redemption price equal to 100% of the principal amount plus the applicable premium (as defined in the Indenture); and (ii) on and after November 15, 2014, the Company may redeem all or a part of the Notes, at the following redemption prices:

Year	Percentage
2014	104%
2015	102%
2016 and thereafter	100%

The Notes also contain a redemption feature that would require the repurchase of 101% of the aggregate principal amount plus accrued and unpaid interest at the option of the holders upon a change in control.

As of December 31, 2013, the Company’s 8% senior notes due 2018 were trading at 108.00% of par value (Level 1).

Debt Issuance Costs

As of December 31, 2013, we had approximately $17,266 of debt issuance costs related to our credit agreement and Notes which will be amortized into interest expense generally using the effective interest method until the applicable maturity date. For the fiscal year ended December 31, 2013, we recognized $3,807 in interest expense related to the amortization of debt issuance costs. For the fiscal year ended December 31, 2012, we recognized $7,390 in interest expense related to the amortization of debt issuance costs. In addition, we expensed $19,987 related to the write-off of the remaining unamortized debt issuance costs due to the extinguishment of our prior credit agreement with Barclays Bank and JP Morgan Securities. This is included in the loss on debt extinguishment line item within our consolidated statements of operations.

Debt Maturity Table

The following table summarizes our stated debt maturities and scheduled principal repayments as of December 31, 2013:

Year	Term A Facility	Term B Facility	Revolving Credit Facility	Senior Unsecured Notes	Total
2014	$12,500	$3,000	$—	$—	$15,500
2015	18,750	3,000	—	—	21,750
2016	25,000	3,000	—	—	28,000
2017	181,250	3,000	10,000	—	194,250
2018	—	3,000	—	325,000	328,000
Thereafter	—	177,000	—	—	177,000

	$237,500	$192,000	$10,000	$325,000	$764,500

Total interest paid (net of amounts capitalized) on our notes and bonds payable during the fiscal years ended December 31, 2013 and 2012 was approximately $45,185 and $58,890, respectively.

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

In August 2003, we facilitated the sale of the office building and related retail space under the Lease Agreement. We entered into a new lease with the new owner of the office building and provided a $1,000 letter of credit and eight months of prepaid rent in connection with the new lease. The lease agreement was for ten years. The letter of credit and prepaid rent constitute continuing involvement as defined in GAAP relating to leases, and as such the transaction did not qualify for sale and leaseback accounting. In accordance with the guidance, the Company recorded the transaction as a financing obligation. As such, the book value of the assets and related obligation remain on the Company’s consolidated financial statements. We recorded a $501 commission on the sale of the building as an increase to the corresponding financing obligation. In addition, we deferred $386 in financing costs that will be amortized into expense over the life of the obligation. The amount of the financial obligation decretion for the years ended December 31, 2013 and 2012 was $243 and $221, respectively.

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

The lease payments on the office building are charged to interest expense in the periods they are due. The lease payments included as interest expense in the accompanying statement of operations for the years ended December 31, 2013, 2012 and 2011 were $676, $676 and $665, respectively.

Rental income and additional interest expense is imputed on the retail space of approximately $438 annually. Both the income and the expense are included in “Other income (expense)” in the accompanying consolidated statement of operations for each of the years ended December 31, 2013, 2012 and 2011 with no effect to net income. Under the Lease Agreement, we are not entitled to actual rental income on the retail space, nor do we have legal title to the building.

When we have no further continuing involvement with the building as defined under GAAP relating to leases, we will remove the net book value of the office building, adjoining retail space, and the related finance obligation and account for the remainder of our payments under the Lease Agreement as an operating lease. Under the Lease Agreement, we will not obtain title to the office building and retail space. Our future commitment is limited to the payments required by the Lease Agreement. At December 31, 2013, the future undiscounted payments under the Lease Agreement aggregate to $2,422.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Future payments of the finance obligation as of December 31, 2013 are as follows:

Obligations Under Capital Lease
2014	$1,114
2015	1,114
2016	1,114
2017	8,600

11,942
Less: Amounts representing interest	(2,906)

Net present value of capital lease obligation	9,036
Less: Amount representing current portion	(255)

Finance obligation, less current portion	$8,781

7. COMMITMENTS AND CONTINGENCIES

We lease certain office space and office equipment under operating leases. Some of our operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the related minimum lease term utilizing total future minimum lease payments. Future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year or more as of December 31, 2013 are as follows:

Operating Lease
2014	$11,780
2015	10,461
2016	7,244
2017	7,035
2018	6,119
Thereafter	44,996

$87,635

Rent expense for the years ended December 31, 2013, 2012 and 2011, was approximately $16,635, $11,060 and $18,145, respectively. Rent expense for the years ended December 31, 2013 and 2011 included approximately $5,341 and $6,440, respectively, of lease termination fees related to the exit of certain facility leases. These lease termination fees are included in the restructuring, acquisition and integration-related expenses line item of the accompanying consolidated statements of operations.

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

Legal Proceedings

As of December 31, 2013, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

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

8. STOCKHOLDERS’ EQUITY

Preferred Stock

In connection with our initial public offering we amended and restated our Certificate of Incorporation authorizing us to issue 50,000,000 shares of undesignated preferred stock, par value $0.01 per share. The preferred stock may be issued from time to time in one or more series, each series of which would have distinctive designation or title and such number of shares as was fixed by the Board prior to the issuance of any shares thereof. Each such series of preferred stock would have voting powers, full or limited, or no voting powers, and such preferences and relative, participating optional or other special rights and such qualifications, limitations or restrictions thereof, as stated and expressed in the resolution or resolutions providing for the issue of such series of preferred stock. We had no preferred stock issued or outstanding as of December 31, 2013 or 2012.

Common Stock

During 2013, 2012 and 2011, we issued shares of common stock in connection with employee share-based payment arrangements. See Note 9 for further information.

Common Stock Warrants

During the fiscal year ended December 31, 2013, approximately 13,000 shares of common stock were issued in connection with an exercise of warrants. As a result, as of December 31, 2013, we had no warrants outstanding.

Repurchase of Common Stock

On August 23, 2011, our Board of Directors authorized a share repurchase program of up to $25,000 of our common stock. The table below shows the amount and cost of shares of common stock we repurchased for the fiscal year ended December 31, 2012 under the share repurchase program. The repurchased shares have not been retired and constitute authorized but unissued shares. The share repurchase program expired in August 2012.

	December 31,
	2013	2012
Number of shares repurchased	—	62,334
Cost of shares repurchased	$—	$600

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

9. SHARE-BASED COMPENSATION

As of December 31, 2013, we had restricted common stock, stock-settled stock appreciation rights (or “SSARs”) and common stock option equity awards outstanding under three share-based compensation plans.

The share-based compensation cost related to equity awards that has been charged against income was $14,496, $10,291 and $5,023 for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement for share based compensation arrangements related to equity awards was $5,365, $3,853 and $1,878 for the fiscal years ended December 31, 2013, 2012 and 2011, respectively. There were no capitalized share-based compensation costs as of December 31, 2013, 2012 or 2011.

Total share-based compensation expense (inclusive of restricted common stock, common stock options, and SSARs) for the fiscal years ended December 31, 2013, 2012 and 2011 is reflected in our consolidated statements of operations as noted below:

	December 31,
	2013		2012	2011
Cost of revenue	$3,866		$2,165	$1,362
Product development	635		181	267
Selling and marketing	2,251		1,489	559
General and administrative	7,744		6,456	2,835

Total share-based compensation expense	$14,496	(1)	$10,291	$5,023	(2)

(1)	During 2013, share-based compensation includes charges related to the resignation of our RCM president and the conformity of one officer’s terms and conditions to their 2013 performance award grant.
(2)	During 2011, we reversed $6,537 of previously recorded share-based compensation expense related to certain performance-based SSARs and performance-based restricted stock that were granted under the MedAssets, Inc. Long-Term Performance Incentive Plan in 2008. The share-based compensation expense was reversed due to non-achievement of certain performance criteria.

Employee Stock Purchase Plan

In 2010, the Company established the MedAssets, Inc. Employee Stock Purchase Plan (the “ESPP Plan”). Under the ESPP Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of such share on the applicable purchase date. The ESPP Plan requires that all stock purchases be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the ESPP Plan. For the fiscal year ended December 31, 2013, we purchased approximately 24,700 shares of our common stock under the ESPP Plan which amounted to approximately $482. For the fiscal year ended December 31, 2012, we purchased approximately 25,400 shares of our common stock under the ESPP Plan which amounted to approximately $372. The ESPP Plan is non-compensatory and, as a result, no compensation expense is recorded in our consolidated statement of operations for the fiscal years ended December 31, 2013, 2012 and 2011.

Equity Incentive Plans

In 2008, the Board approved and the Company’s stockholders adopted the MedAssets Inc. Long-Term Performance Incentive Plan (the “2008 Plan”). The 2008 Plan provides for the grant of non-qualified stock

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

options, incentive stock options, restricted stock awards, restricted stock unit awards, performance awards, stock appreciation rights and other stock-based awards. As of December 31, 2013, we had approximately 5,500,000 shares remaining under our 2008 Plan available for grant.

Equity awards issued under the 2008 Plan generally vest over five years of continuous service and have seven-year contractual terms. Service-based share awards generally vest over one to five years. Performance-based awards vest upon the attainment of one or more performance objectives over a specified period. We have outstanding stock option awards that were issued under previous plans that generally vest over three to five years of continuous service and have ten-year contractual terms.

2013 Equity Award Grant

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

Equity Award Valuation

Under generally accepted accounting principles for stock compensation for SSARs and stock options, we calculate the grant-date estimated fair value of share-based awards using a Black-Scholes valuation model. Determining the estimated fair value of share-based awards is judgmental in nature and involves the use of significant estimates and assumptions, including the expected term of the share-based awards, risk-free interest rates over the vesting period, expected dividend rates, the price volatility of the Company’s shares and forfeiture

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

rates of the awards. The guidance requires forfeitures to be estimated at the time of grant and adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate is estimated based on historical and expected experience. We base fair value estimates on assumptions we believe to be reasonable but that are inherently uncertain. Actual future results may differ materially from those estimates.

The fair value of each equity award has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Range of calculated volatility	49.00%	49.3% - 51.6%	46.5% - 49.28%
Dividend yield	0%	0%	0%
Range of risk free interest rate	0.72%	0.62% - 0.92%	0.88% - 2.30%
Range of expected term	5.0 years	4.0 - 5.0 years	4.0 - 5.0 years

Historically, it has not been practicable for us to estimate the expected volatility of our share price required by existing accounting requirements based solely on our own historical stock price volatility (i.e., trading history), given our limited history as a publicly traded company. Beginning in 2013, we had sufficient history as a public company and will estimate the expected volatility of our share price, which may impact our future share-based compensation. In accordance with generally accepted accounting principles for stock compensation, for certain grants awarded prior to January 1, 2013, we estimated the grant-date fair value of our shares using a combination of our own trading history and a volatility calculated (“calculated volatility”) from an appropriate industry sector index of comparable entities and using the “simplified method” as prescribed in Staff Accounting Bulletin No. 110, Share-based Payment, to calculate expected term. Dividend payments were not assumed, as we did not anticipate paying a dividend at the dates in which the various option grants occurred during the year. The risk-free rate of return reflects the interest rate offered for zero coupon treasury bonds over the expected term of the options. The expected term of the awards represents the period of time that options granted are expected to be outstanding.

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

Restricted Common Stock Awards

We have issued restricted common stock awards to employees, our Board and our senior advisory board. During 2013, 2012 and 2011, we issued approximately 1,211,000, 438,000 shares and 239,000 shares, respectively. During 2013, 2012 and 2011, the weighted-average grant date fair value of each restricted common stock share was $18.44, $14.00 and $15.58, respectively. The fair value of shares vested during the fiscal years ended December 31, 2013, 2012 and 2011 was $5,732, $10,584 and $687, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

A summary of changes in restricted shares during the fiscal year ended December 31, 2013 is as follows:

	Total Shares(1,2)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested restricted shares outstanding as of January 1, 2013	558,000	$14.78	3 years
Granted	1,211,000	18.44
Vested	(287,000)	15.68
Forfeited	(345,000)	18.03

Restricted Shares outstanding as of December 31, 2013	1,137,000	$17.47	2 years	$22,546

(1)	Service-based shares are inclusive of certain restricted stock awards issued pursuant to the MedAssets, Inc. 2010 Special Stock Incentive Plan (the “Plan”). The Plan was adopted by the Company’s Board of Directors on November 23, 2010 in connection with the Broadlane Acquisition pursuant to an exception to the requirement for stockholder approval under NASDAQ rules;
(2)	During the year, approximately 94,000 restricted shares were surrendered from equity award holders to settle their associated tax liability. The tax liability was paid by the Company on their behalf and amounted to approximately $1,871.

As of December 31, 2013, there was $9,668 of total unrecognized compensation cost related to unvested restricted common stock awards that will be recognized over a weighted average period of 1.4 years.

SSARs

We have issued SSARs to employees, our Board and our senior advisory board. During 2013, 2012 and 2011, we issued approximately 3,000, 653,000 and 926,000 SSARs, respectively. During 2013, 2012 and 2011 the weighted-average grant date fair value of each SSAR was $7.15, $6.07 and $6.02, respectively. The fair value of SSARs vested during the fiscal years ended December 31, 2013, 2012 and 2011 was $3,529, $4,291 and $4,080, respectively.

A summary of changes in SSARs during the fiscal year ended December 31, 2013 is as follows:

	Total SSARs(1)	Weighted Average Grant Date Fair Value	Weighted Average Base Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
SSARs outstanding as of January 1, 2013	3,387,000	$6.10	$16.00	5 years
Granted	3,000	7.15	16.77
Exercised	(1,340,000)	5.60	15.07
Forfeited	(300,000)	6.62	17.06

SSARs outstanding as of December 31, 2013	1,750,000	$6.41	$16.52	4 years	$6,539

SSARs exercisable as of December 31, 2013	953,000	$6.31	$17.28	3 years	$2,989

(1)	During the year, equity award holders surrendered SSARs to settle their associated tax liability. The tax liability was paid by the Company on their behalf and amounted to approximately $2,821.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

During the fiscal year ended December 31, 2013, we issued approximately 267,000 shares of common stock in connection with exercises of 1,340,000 SSARs.

During the fiscal year ended December 31, 2012, we issued approximately 19,000 shares of common stock in connection with exercises of 173,000 SSARs.

During the fiscal year ended December 31, 2011, we issued approximately 1,000 shares of common stock in connection with exercises of 9,000 SSARs.

As of December 31, 2013, there was $2,404 of total unrecognized compensation cost related to unvested SSARs that will be recognized over a weighted average period of 1.6 years.

Common Stock Option Awards

During the fiscal years ended December 31, 2013, 2012 and 2011, no service-based stock options were issued. The exercise price of all stock options described above was equal to the market price of our common stock on the date of grant (or “common stock grant-date fair value”), and therefore the intrinsic value of each option grant was zero.

A summary of changes in outstanding options during the fiscal year ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding as of January 1, 2013	2,342,000	$11.31	4 years
Granted	—	—
Exercised	(1,364,000)	10.86
Forfeited	(52,000)	12.76

Options outstanding as of December 31, 2013	926,000	$11.89	4 years	$7,677

Options exercisable as of December 31, 2013	895,000	$11.57	4 years	$7,646

The total fair value of stock options vested during the fiscal years ended December 31, 2013, 2012 and 2011 was $737, $2,246 and $3,543, respectively.

During the fiscal years ended December 31, 2013, 2012 and 2011, we issued approximately 1,364,000, 1,336,000 and 373,000 shares of common stock, respectively, in connection with employee stock option exercises for aggregate exercise proceeds of $14,808, $10,618 and $2,155, respectively.

The total intrinsic value of stock options exercised during the fiscal years ended December 31, 2013, 2012 and 2011 was $14,180, $10,606 and $3,655, respectively. Our policy for issuing shares upon stock option exercise is to issue new shares of common stock.

As of December 31, 2013, there was $40 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 1 year.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of stock options outstanding as of December 31, 2013, 2012 and 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
Range of exercise prices	$1.56 - $22.45	$1.56 - $23.11	$0.63 - $23.11
Number of options outstanding	926,000	2,342,000	3,840,000
Weighted average exercise price	$11.89	$11.31	$10.28
Weighted average remaining contractual life	3.7 years	4.4 years	5.2 years

10. INCOME TAXES

The provision for income tax expense (benefit) is as follows for the years ended December 31:

	2013	2012	2011
Current expense
Federal	$12,580	$574	$1,793
Foreign	—	—	15
State	2,089	1,158	1,075

Total current expense	14,669	1,732	2,883
Deferred benefit
Federal	1,791	(3,110)	(10,886)
State	222	(102)	(1,848)

Total deferred expense (benefit)	2,013	(3,212)	(12,734)

Provision for income taxes	$16,682	$(1,480)	$(9,851)

A reconciliation between reported income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 35 percent is as follows at December 31, 2013, 2012 and 2011:

	2013	2012	2011
Computed tax expense (benefit)	$15,443	$(2,925)	$(8,871)
State taxes (net of federal benefit)	1,534	719	(525)
Other permanent items	139	143	190
Meals & entertainment related to operations	(362)	895	992
Domestic production deduction	—	290	(284)
Acquisition costs	—	—	(698)
Research & development credits	(1,262)	(196)	(477)
Uncertain tax positions	31	(391)	29
Non deductible compensation	1,184	—	—
Other	(25)	(15)	(207)

Provision for income taxes	$16,682	$(1,480)	$(9,851)

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2013	2012
Deferred tax asset, current
Accrued expenses	$4,478	$4,800
Accounts receivable	967	1,142
Deferred revenue	7,185	6,629
Net operating loss carryforwards	174	4,426
Returns and allowances	1,006	963
Research and development credit	—	4,222
AMT credit	3,520	—

Deferred tax asset, current	17,330	22,182
Valuation allowance	(1,539)	(921)

Total deferred tax asset, current	15,791	21,261
Deferred tax liability, current
Prepaid expenses	(11,256)	(10,135)

Total deferred tax liability, current	(11,256)	(10,135)

Net deferred tax asset, current	$4,535	$11,126

	2013	2012
Deferred tax asset, non-current
AMT credit	$—	$3,838
Capital lease	947	926
Capital loss limitation	1,016	1,016
Debt issuance costs	529	326
Deferred compensation	8,652	10,712
Deferred revenue	2,395	2,210
Financial hedges	—	79
Net operating loss carryforwards	4,813	4,178
Other	371	42

Deferred tax asset, non-current	18,723	23,327
Valuation allowance	(3,412)	(3,323)

Total deferred tax asset, non-current	15,311	20,004
Deferred tax liability, non-current
Capitalized software costs	(39,786)	(32,783)
Fixed assets	(4,929)	(5,906)
Intangible assets	(91,679)	(106,709)

Total deferred tax liability, non-current	(136,394)	(145,398)

Net deferred liability, non-current	$(121,083)	$(125,394)

We have historically maintained a valuation allowance on certain deferred tax assets, such as capital losses and various state net operating losses. In assessing the ongoing need for a valuation allowance, we consider

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

recent operating results, the expected scheduled reversal of deferred tax liabilities, projected future taxable benefits and tax planning strategies. As a result of this assessment, we recorded a $707 increase to our valuation allowance on our state net operating losses for the year ended December 31, 2013.

As of December 31, 2013, we have state net operating losses of $115,041 (expiring 2019 – 2033). As of December 31, 2013 we have federal credits of $3,053 that have no expiration date.

Cash paid for income taxes amounted to $7,660 and $5,559 for the years ended December 31, 2013 and 2012, respectively.

We accrued $47 and $129 of net interest expense and penalties for the fiscal year ended December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013, the total amount of interest and penalties included on our consolidated balance sheet was $432.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2010	$1,928
Additions based on tax positions related to the current year	121
Additions for tax positions of prior years	128
Reductions for tax positions of prior years	(878)

Balance at December 31, 2011	$1,299
Additions for tax positions of prior years	50
Settlements and lapse of statue of limitations	(679)

Balance at December 31, 2012	$670
Additions based on tax positions related to the current year	223
Additions for tax positions of prior years	(17)

Balance at December 31, 2013	$876

Included in our unrecognized tax benefits are $1,044 of uncertain positions that would impact our effective rate if recognized. We do not anticipate any significant changes to our unrecognized tax benefits in the next 12 months.

Our consolidated U.S. federal income tax returns for tax years 1999 to 2012 remain subject to examination by the Internal Revenue Service (or “IRS”) for net operating loss carryforward and credit carryforward purposes. For years 1999 to 2009, the statute for assessments and refunds has generally expired; however, tax attributes for those years may still be examined, which would impact the tax years 2010 and forward.

11. EARNINGS (LOSS) PER SHARE

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The following table is a reconciliation of the denominator for basic and diluted loss per share for the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Numerator for Basic and Diluted Income (Loss) Per Share:
Net income (loss)	27,441	(6,878)	(15,494)
Denominator for basic income (loss) per share weighted average shares	59,705,000	57,452,000	57,298,000
Effect of dilutive securities:
Stock options	590,000	—	—
Stock-settled stock appreciation rights	267,000	—	—
Restricted stock and stock warrants	616,000	—	—

Denominator for diluted income (loss) per share—adjusted weighted average shares and assumed conversions	61,178,000	57,452,000	57,298,000
Basic income (loss) per share:
Basic net income (loss) from continuing operations	$0.46	$(0.12)	$(0.27)

Diluted net income (loss) per share:
Diluted net income (loss) from continuing operations	$0.45	$(0.12)	$(0.27)

During the fiscal years ended December 31, 2012 and 2011, basic and diluted EPS are the same for each year because potentially dilutive securities have been excluded from the calculation of diluted EPS given our net loss for each year. In addition, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the period presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Year Ended December 31,
	2013	2012	2011
Stock options	—	878,000	1,140,000
Stock-settled stock appreciation rights	—	38,000	5,200
Restricted stock and stock warrants	—	234,000	490,000

Total	—	1,150,000	1,635,200

12. SEGMENT INFORMATION

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

The following tables present Segment Adjusted EBITDA and financial position information as utilized by our chief operating decision maker. A reconciliation of Segment Adjusted EBITDA to consolidated net income is included. General corporate expenses are included in the “Corporate” line item. “RCM” represents the Revenue Cycle Management segment and “SCM” represents the Spend and Clinical Resource Management segment. Other assets and liabilities are included to provide a reconciliation to total assets and total liabilities.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The following tables represent our results of operations, by segment, for the fiscal years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Revenue:
SCM
Gross administrative fees(1)	$472,113	$427,698	$384,560
Revenue share obligation(1)	(182,638)	(160,783)	(134,961)

Net administrative fees	289,475	266,915	249,599
Other service fees(2)	134,987	126,656	114,398

Total SCM net revenue	424,462	393,571	363,997
RCM
Revenue cycle technology	180,362	169,878	151,221
Revenue cycle services	75,592	76,672	63,054

Total RCM net revenue	255,954	246,550	214,275

Total net revenue	680,416	640,121	578,272
Operating expenses:
SCM	317,977	295,486	304,142
RCM	223,030	214,935	193,718
Corporate	48,666	44,502	38,295

Total operating expenses	589,673	554,923	536,155

Operating income (loss):
SCM	106,485	98,085	59,855
RCM	32,924	31,615	20,557
Corporate	(48,666)	(44,502)	(38,295)

Total operating income	90,743	85,198	42,117

Interest expense	(46,907)	(66,045)	(71,083)
Loss on debt extinguishment	—	(28,196)	—
Other income	287	685	3,621

Income (loss) before income taxes	44,123	(8,358)	(25,345)
Income tax expense (benefit)	16,682	(1,480)	(9,851)

Net income (loss)	$27,441	$(6,878)	$(15,494)

Segment Adjusted EBITDA
SCM	$189,393	$176,893	$165,672
RCM	62,551	59,451	49,635

Total Segment Adjusted EBITDA	$251,944	$236,344	$215,307
Corporate	(31,103)	(29,006)	(31,202)

Total Adjusted EBITDA(1)	$220,841	$207,338	$184,105

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
(2)	Other service fees primarily consists of consulting, services and technology fees.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Capital expenditures(1):
SCM	$16,181	$19,141	$14,080
RCM	38,345	35,180	16,697
Corporate	4,292	12,105	18,196

Total	$58,818	$66,426	$48,973

(1)	Capital expenditures consist of purchases of property and equipment and capitalized software development costs (internal and external use).

	December 31,
	2013	2012
Financial Position:
Accounts receivable, net
SCM	$38,319	$38,845
RCM	49,314	56,996
Corporate	3	505

Total accounts receivable, net	87,636	96,346
Other assets
SCM	955,252	995,479
RCM	503,359	479,640
Corporate	67,502	106,772

Total other assets	1,526,113	1,581,891

Total assets	$1,613,749	$1,678,237
SCM accrued revenue share obligation	$77,398	$74,274
Deferred revenue
SCM	22,775	28,229
RCM	40,117	41,920

Total deferred revenue	62,892	70,149
Notes payable	439,500	560,000
Bonds payable	325,000	325,000
Other liabilities
SCM	36,393	28,354
RCM	26,113	19,453
Corporate	156,664	167,384

Total other liabilities	219,170	215,191

Total liabilities	$1,123,960	$1,244,614

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

GAAP relating to segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income (loss) for each of the fiscal years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
SCM Adjusted EBITDA	$189,393	$176,893	$165,672
RCM Adjusted EBITDA	62,551	59,451	49,635

Total Segment Adjusted EBITDA	251,944	236,344	215,307
Depreciation	(29,948)	(19,991)	(16,861)
Depreciation (included in cost of revenue)	(2,157)	(1,859)	(1,225)
Amortization of intangibles	(62,723)	(72,652)	(80,510)
Amortization of intangibles (included in cost of revenue)	—	(557)	(557)
Interest expense, net of interest income(1)	—	4	14
Income tax expense	(52,600)	(22,988)	(31,253)
Share-based compensation expense(2)	(7,922)	(5,097)	(3,193)
Purchase accounting adjustments(3)	—	—	(6,245)
RCM management restructuring expenses(4)	—	—	(1,646)
Restructuring, acquisition and integration-related expenses(5)	(10,070)	(6,348)	(24,747)

Total reportable segment net income	86,524	106,856	49,084
Corporate net loss	(59,083)	(113,734)	(64,578)

Consolidated net income (loss)	$27,441	$(6,878)	$(15,494)

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our consolidated statements of operations.
(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.
(3)	Upon acquiring Broadlane, we made certain purchase accounting adjustments that reflect the fair value of administrative fees related to client purchases that occurred prior to November 16, 2010 but were reported to us subsequent to that date. Under our revenue recognition accounting policy, which is in accordance with GAAP, these administrative fees would be ordinarily recorded as revenue when reported to us; however, the acquisition method of accounting requires us to estimate the amount of purchases occurring prior to the transaction date and to record the fair value of the administrative fees to be received from those purchases as an account receivable (as opposed to recognizing revenue when these transactions are reported to us) and recording any corresponding revenue share obligation as a liability.

For the fiscal year ended December 31, 2011, the $6,245 represents the net amount of: (i) $9,451 in gross administrative fees and $1,582 in other service fees based on vendor reporting received from January 1, 2011 through November 15, 2011 related to purchases made prior to the acquisition date; and (ii) a corresponding revenue share obligation of $4,788.
(4)	Amount represents restructuring costs consisting of severance that resulted from certain management changes within our RCM segment.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

(5)	For the fiscal years ended December 31, 2013, 2012 and 2011, represents the amount attributable to acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

13. DERIVATIVE FINANCIAL INSTRUMENTS

We have interest rate risk relative to the outstanding borrowings under our credit agreement. Loans under the credit agreement bear interest, at the Company’s election, either at the prime rate or the London Interchange Bank Offering Rate (“LIBOR”) plus a percentage point spread based on certain specified financial ratios. The Company’s policy has been to manage interest cost using a mix of fixed and variable rate debt. To manage this risk in a cost efficient manner, we previously entered into the derivative financial instruments described below.

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

On December 13, 2012, we terminated our two floating-to-fixed rate LIBOR-based forward starting interest rate swaps, originally entered into on May 5, 2011. The swaps were originally scheduled to fully terminate by February 2015. Such early termination was deemed to be a termination of all future obligations between us and each counterparty. In consideration of the early termination, we paid a total of $8,209 to the counterparties on December 17, 2012. Prior to the termination, the fair values of the swaps were recorded in other long-term liabilities and accumulated other comprehensive loss on our balance sheet. The termination of the swaps resulted in the payment of such liability and the reclassification of the related accumulated other comprehensive loss to current period expense. The result was a charge to expense for the fiscal year ended December 31, 2012 of $8,209 ($5,227 net of tax). We have no assets or liabilities remaining on our Consolidated Balance Sheet with respect to these interest rate swaps as of December 31, 2012 and 2013.

We did not treat the interest rate cap as a hedging instrument as defined by GAAP for derivatives and hedging and recorded the fair value adjustment on the interest rate cap through earnings each reporting period. For the fiscal years ended December 31, 2012, we recorded a charge to interest expense of approximately $20 relating to the decrease in fair value of the interest rate cap.

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

The following table presents the fair value of our outstanding derivative instruments as of December 31, 2013 and 2012:

	Balance Sheet Location	Fair Value of Financial Instruments
		As of December 31, 2013	As of December 31, 2012
Derivative Liabilities
Derivatives designated as hedging instruments—interest rate contracts	Other long term liabilities	$—	$—

The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below:

	Fiscal Year Ended December 31,
Derivatives designated as cash flow hedges	2013	2012	2011
Total unrealized loss recognized in other comprehensive income—interest rate contracts	$—	$(1,166)	$(4,061)
Total realized loss reclassified into earnings—interest rate contracts	$—	$5,227	$—

14. FAIR VALUE MEASUREMENTS

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

Refer to Note 13 for information and fair values of our derivative instruments measured on a recurring basis under GAAP for fair value measurements and disclosures.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:

•	Cash and cash equivalents. The carrying value reported in the consolidated balance sheets for these items approximates fair value due to the high credit standing of the financial institutions holding these items and their liquid nature;

•	Accounts receivable, net. The carrying value reported in the consolidated balance sheets is net of allowances for doubtful accounts which includes a degree of counterparty non-performance risk;

•	Accounts payable and current liabilities. The carrying value reported in the consolidated balance sheets for these items approximates fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company;

•	Notes payable. The carrying value of our long-term notes payable reported in the consolidated balance sheets approximates fair value since they bear interest at variable rates. Refer to Note 6 for further information; and

•	Bonds payable. The carrying value of our long-term bonds payable reported in the consolidated balance sheets approximates fair value. Refer to Note 6 for further information.

15. VALUATION AND QUALIFYING ACCOUNTS

We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance; a sales return reserve and client allowance that is recorded as a contra revenue account; and, a self-insurance accrual related to the medical and dental insurance provided to our employees. The following table sets forth the change in each of those reserves for the years ended December 31, 2013, 2012, and 2011.

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts	Balance at Beginning of Year	Charged to Bad Debt(1)	Writeoffs Net of Recoveries(2)	Balance at End of Year
Year ended December 31, 2013	$3,046	$—	$(478)	$2,568
Year ended December 31, 2012	3,891	735	(1,580)	3,046
Year ended December 31, 2011	5,256	181	(1,546)	3,891

(1)	Additions to the allowance account through the normal course of business are charged to expense.
(2)	Write-offs reduce the balance of accounts receivable and the related allowance for doubtful accounts indicating management’s belief that specific balances are not recoverable.

Client Allowance and Return Reserve	Balance at Beginning of Year	Charged to Net Revenue(1)	Writeoffs(2)	Balance at End of Year
Year ended December 31, 2013	$2,759	$1,675	$(1,761)	$2,673
Year ended December 31, 2012	2,129	2,126	(1,496)	2,759
Year ended December 31, 2011	1,243	4,573	(3,687)	2,129

(1)	Includes client service allowance and sales returns. Additions to the allowance through the normal course of business reduce net revenue.
(2)	Write-offs reduce the balance of the client allowance and return reserve.

Self Insurance Accrual (1)	Balance at Beginning of Year	Charged to expense(2)	Claims Payments (3)	Balance at End of Year
Year ended December 31, 2013	$2,621	$25,161	$(24,961)	$2,821
Year ended December 31, 2012	2,966	25,505	(25,850)	2,621
Year ended December 31, 2011	2,066	22,347	(21,447)	2,966

(1)	We have a self-insurance policy to cover our employees’ medical and dental insurance.
(2)	Estimates of insurance claims expected to be incurred through the normal course of business are charged to expense.
(3)	Actual insurance claims payments reduce the self-insurance accrual.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited summarized financial data by quarter for the years ended December 31, 2013 and 2012 is as follows:

Fiscal 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$172,837	$170,742	$166,371	$170,466
Gross profit	138,569	133,246	128,125	128,526
Net income	7,704	5,084	6,902	7,751
Net income per basic share	$0.13	$0.09	$0.12	$0.13

Net income per diluted share	$0.13	$0.08	$0.11	$0.13

Fiscal 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net revenue	$149,890	$163,010	$163,441	$163,780
Gross profit	118,607	128,280	128,871	125,745
Net (loss) income	(239)	2,251	5,464	(14,354)
Net income (loss) per basic share	$0.00	$0.04	$0.09	$(0.25)

Net income (loss) per diluted share	$0.00	$0.04	$0.09	$(0.25)

17. RELATED PARTY TRANSACTION

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the fiscal years ended December 31, 2013, 2012 and 2011, we incurred charges of $2,250, $1,861 and $2,191, respectively, related to transactions with Mr. Bardis.

18. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-K with the SEC and no events have occurred that require disclosure, except for the following.

In January 2014, our management approved and initiated a plan to restructure our operations resulting in certain management changes within our SCM and RCM segments. We expect to incur approximately $2,000 in restructuring costs.

In February 2014, our Board of Directors authorized a share repurchase program of up to $75,000 of our common stock.