Form 10-Q
period 2014-03-31
MEDASSETS INC
filed 2014-05-07
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 25, 2014, the registrant had 60,986,125 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MedAssets, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$-	$2,790
Accounts receivable, net of allowances of $2,539 and $2,568 as of March 31, 2014 and December 31, 2013, respectively	100,993	87,636
Deferred tax asset, current portion	2,764	4,535
Prepaid expenses and other current assets	24,049	24,059

Total current assets	127,806	119,020
Property and equipment, net	156,518	157,747
Other long term assets
Goodwill	1,027,847	1,027,847
Intangible assets, net	253,414	267,440
Other	41,034	41,695

Other long term assets	1,322,295	1,336,982

Total assets	$1,606,619	$1,613,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,586	$24,066
Accrued revenue share obligation and rebates	71,125	77,398
Accrued payroll and benefits	18,277	41,587
Other accrued expenses	36,905	12,126
Deferred revenue, current portion	54,498	46,523
Current portion of notes payable	33,308	15,500
Current portion of finance obligation	273	255

Total current liabilities	233,972	217,455
Notes payable, less current portion	408,562	424,000
Bonds payable	325,000	325,000
Finance obligation, less current portion	8,698	8,781
Deferred revenue, less current portion	16,484	16,369
Deferred tax liability	116,902	121,083
Other long term liabilities	11,093	11,272

Total liabilities	1,120,711	1,123,960
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 61,176,000 and 61,740,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	612	617
Additional paid-in capital	705,578	717,132
Accumulated deficit	(220,282)	(227,960)

Total stockholders’ equity	485,908	489,789

Total liabilities and stockholders’ equity	$1,606,619	$1,613,749

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$76,246	$76,519
Other service fees	94,621	96,318

Total net revenue	170,867	172,837

Operating expenses:

Cost of revenue (inclusive of amortization expense of $424 and $598 for the three months ended March 31, 2014 and 2013, respectively)	37,431	34,268
Product development expenses	7,397	8,501
Selling and marketing expenses	15,193	13,742
General and administrative expenses	58,803	58,620
Restructuring, acquisition and integration-related expenses	1,697	8,030
Depreciation	11,540	9,177
Amortization of intangibles	14,026	16,501

Total operating expenses	146,087	148,839

Operating income	24,780	23,998
Other income (expense):
Interest (expense)	(11,173)	(11,349)
Other income	58	41

Income before income taxes	13,665	12,690
Income tax expense	5,987	4,986

Net income	$7,678	$7,704

Basic and diluted income per share:
Basic net income per share	$0.13	$0.13

Diluted net income per share	$0.12	$0.13

Weighted average shares—basic	60,648	59,006
Weighted average shares—diluted	61,681	60,404

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2014

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Par Value
	(In thousands)
Balances at December 31, 2013	61,740	$617	$717,132	$(227,960)	$489,789

Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	185	2	1,754	-	1,756
Shares surrendered to pay taxes on vesting of restricted stock	(109)	(1)	(2,622)		(2,623)
Stock compensation expense	-	-	4,302	-	4,302
Repurchase of common stock	(640)	(6)	(16,055)	-	(16,061)
Excess tax benefit from equity award exercises, net	-	-	1,067	-	1,067
Net income				7,678	7,678

Balances at March 31, 2014	61,176	$612	$705,578	$(220,282)	$485,908

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating activities
Net income	$7,678	$7,704
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	11,964	9,775
Amortization of intangibles	14,026	16,501
Impairment of assets	-	2,015
(Gain) loss on sale of assets	(20)	46
Noncash stock compensation expense	4,302	3,411
Excess tax benefit from exercise of equity awards	(1,382)	(2,612)
Amortization of debt issuance costs	943	953
Noncash interest expense, net	105	120
Deferred income tax benefit	(2,451)	(474)
Changes in assets and liabilities:
Accounts receivable	(13,357)	2,986
Prepaid expenses and other assets	10	(3,798)
Other long-term assets	452	20
Accounts payable	(4,691)	(4,641)
Accrued revenue share obligations and rebates	(6,273)	(1,396)
Accrued payroll and benefits	(23,310)	(22,942)
Other accrued expenses and long-term liabilities	21,647	12,098
Deferred revenue	8,090	(2,283)

Cash provided by operating activities	17,733	17,483

Investing activities
Purchases of property, equipment and software, net	(1,748)	(686)
Capitalized software development costs	(8,383)	(8,292)

Cash used in investing activities	(10,131)	(8,978)

Financing activities
Borrowings from revolving credit facility	16,524	-
Repayment of notes payable	(13,875)	(18,875)
Repayment of revolving credit facility	(279)	-
Repayment of finance obligation	(169)	(169)
Excess tax benefit from exercise of equity awards	1,382	2,612
Issuance of common stock, net of offering costs	1,756	2,725
Purchase of treasury shares, including shares surrendered for tax withholdings	(15,731)	-

Cash used in financing activities	(10,392)	(13,707)

Net decrease in cash and cash equivalents	(2,790)	(5,202)
Cash and cash equivalents, beginning of period	2,790	13,734

Cash and cash equivalents, end of period	$-	$8,532

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

The accompanying unaudited condensed consolidated financial statements, and condensed consolidated balance sheet as of December 31, 2013, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in our Form 10-K as filed with the SEC on March 3, 2014. These financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

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

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing line credit facility is undrawn. In addition, we may periodically make voluntary repayments on our term loans.

Cash and cash equivalents were zero and $2,790 as of March 31, 2014 and December 31, 2013, respectively. We had $26,245 and $10,000 outstanding on our revolving credit facility as of March 31, 2014 and December 31, 2013. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses.

As of March 31, 2014, we reclassified approximately $14,846 of outstanding checks related to a book overdraft into other accrued expenses on the condensed consolidated balance sheet. This book overdraft amount has been included in operating activities within the condensed consolidated statement of cash flows. See Note 5 for immediately available cash under our revolving credit facility.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Income Taxes

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update amends existing GAAP that required in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We adopted this update on January 1, 2014.

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. The guidance requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this update on January 1, 2014.

3.	RESTRUCTURING, ACQUISITION AND INTEGRATION-RELATED EXPENSES

Restructuring Activities

Restructuring charges consist of exit costs and other costs associated with the reorganization of our operations, including employee termination costs, lease contract termination costs, impairment of assets, and any other qualifying exit costs. Costs associated with exit or disposal activities are recorded when the liability is incurred or when such costs are deemed probable and estimable and represent management’s best estimate.

In January 2014, our management approved and initiated a plan to restructure our operations resulting in certain workforce changes within the Company that resulted in costs of approximately $1,697. During the three months ended March 31, 2014 and 2013, we expensed restructuring and exit and integration-related costs of approximately $1,697 and $8,030, respectively. These costs are included within the restructuring, acquisition and integration-related expenses line on the accompanying condensed consolidated statements of operations. As of March 31, 2014, cash payments were made of approximately $1,382 and we had approximately $935 included in current liabilities for these employee-related costs that we expect to pay over the next twelve months.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following table summarizes the deferred revenue categories and balances as of:

	March 31, 2014	December 31, 2013
Software and implementation fees	$32,276	$27,393
Service fees	24,617	22,363
Administrative fees	6,662	10,935
Other fees	7,427	2,201

Deferred revenue, total	70,982	62,892
Less: Deferred revenue, current portion	(54,498)	(46,523)

Deferred revenue, non-current portion	$16,484	$16,369

As of March 31, 2014 and December 31, 2013, deferred revenue included in our condensed consolidated balance sheets that was contingent upon meeting performance targets was $2,879 and $6,516, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target as determined by the customer arrangement.

5. NOTES AND BONDS PAYABLE

The balances of our notes and bonds payable are summarized as follows as of:

	March 31, 2014	December 31, 2013
Term A facility	$234,375	$237,500
Term B facility	181,250	192,000
Revolving credit facility	26,245	10,000

Total notes payable	441,870	439,500
Bonds payable	325,000	325,000

Total notes and bonds payable	766,870	764,500
Less: current portions	(33,308)	(15,500)

Total long-term notes and bonds payable	$733,562	$749,000

Notes Payable

As of March 31, 2014, our long-term notes payable consists of a Term A Facility, a Term B Facility and a revolving credit facility, each with an outstanding balance of $234,375, $181,250 and $26,245 (inclusive of our swing line balance of $16,245), respectively. We have classified the balance of the swing line component of our revolving credit facility as a current liability because under our auto-borrowing plan all excess cash on hand is used to repay the swing line component on a daily basis, and the swing line component is expected to be repaid over the next twelve months. We have classified the remaining $10,000 of the outstanding balance on our revolving credit facility as a long term liability given the maturity date of December 13, 2017. This resulted in approximately $172,755 of availability under our revolving credit facility (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of March 31, 2014. During the three months ended March 31, 2014, we made scheduled principal payments of $3,875 on our Term A Facility and Term B Facility in addition to $10,000 in voluntary prepayments on our Term B Facility. The applicable weighted average interest rates (inclusive of the applicable bank margin) on our Term A Facility, Term B Facility and Revolving Credit Facility at March 31, 2014 were 2.50%, 4.00% and 2.49%, respectively.

We are a party to a credit agreement with JP Morgan Chase Bank, N.A and other financial institutions named therein, dated December 13, 2012 (the “Credit Agreement”). The Credit Agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The Credit Agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including but not limited to payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

supporting the credit agreement to be in full force and effect and changes of control. The Company was in compliance with these covenants as of March 31, 2014. We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of the Credit Agreement. Our current portion of notes payable does not include an amount with respect to any 2014 excess cash flow payment. We will reclassify a portion of our long-term notes payable to a current classification at such time that any 2014 excess cash flow payment becomes estimable. We will be required to make any necessary cash flow payment within the first quarter of 2015.

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

All of the Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets and the assets of each guarantor (subject to certain exceptions), including, but not limited to (1) a perfected pledge of all of the equity securities of each direct wholly owned restricted subsidiary of the Company and of each subsidiary guarantor (which pledge, in the case of any foreign subsidiary, is limited to 65% of the equity securities of such foreign subsidiary) and (2) perfected security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of the Company and each subsidiary guarantor (including but not limited to accounts receivable, inventory, equipment, general intangibles (including contract rights), investment property, intellectual property, material intercompany notes and proceeds of the foregoing).

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of March 31, 2014.

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

As of March 31, 2014, the Company’s 8% senior notes due 2018 were trading at 107.0% of par value (Level 1).

Debt Issuance Costs

As of March 31, 2014, we had approximately $16,323 of debt issuance costs related to our credit agreement and Notes which will be amortized into interest expense generally using the effective interest method until the applicable maturity date. For the three months ended March 31, 2014 and 2013, we recognized $943 and $953, respectively, in interest expense related to the amortization of debt issuance costs.

Debt Maturity Table

The following table summarizes our stated debt maturities and scheduled principal repayments as of March 31, 2014:

Year	Term A Facility	Term B Facility	Revolving Credit Facility	Senior Unsecured Notes	Total
2014	$9,375	$2,250	$16,245	$-	$27,870	(1)
2015	18,750	3,000	-	-	21,750
2016	25,000	3,000	-	-	28,000
2017	181,250	3,000	10,000	-	194,250
2018	-	3,000	-	325,000	328,000
Thereafter	-	167,000	-	-	167,000

	$234,375	$181,250	$26,245	$325,000	$766,870

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2014 and the balance of the swing line component of our revolving credit facility.

Total interest paid (net of amounts capitalized) on our notes and bonds payable during the three months ended March 31, 2014 and 2013 was approximately $3,484 and $5,932, respectively.

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

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of March 31, 2014, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

7.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

During the three months ended March 31, 2014, we issued approximately 211,000 shares of common stock in connection with employee stock option exercises, stock-settled stock appreciation rights (“SSARs”) exercises and the vesting of restricted stock units (“RSUs”) for net exercise proceeds of $1,756.

During the three months ended March 31, 2014, approximately 26,000 shares of restricted common stock were forfeited.

During the three months ended March 31, 2014, we received approximately 109,000 restricted shares that were surrendered from equity awards holders to settle their associated minimum statutory tax liability of $2,623 from shares that vested during the year.

Repurchase of Common Stock

On February 26, 2014, our Board of Directors authorized a share repurchase program of up to $75,000 of our common stock. The following table shows the amount and cost of shares of common stock we repurchased for the three months ended March 31, 2014 under the share repurchase program. The repurchased shares have not been retired and constitute authorized but unissued shares.

	Three months ended March 31,
	2014	2013
Number of shares repurchased	640,000	-
Cost of shares repurchased(1)	$16,061	$-

(1)	Our share repurchase program required a three-day cash settlement period with our broker. We made purchases during the last three days of March 2014 amounting to 120,000 shares totaling $2,953, which were settled in April 2014. The cost of these shares is included in other accrued expenses on our condensed consolidated balance sheet as of March 31, 2014.

Share-Based Compensation

As of March 31, 2014, we had restricted common stock, RSUs, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of March 31, 2014, we had approximately 4,800,000 shares reserved (inclusive of equity award forfeitures) and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan (“LTPIP”).

The total share-based compensation expense related to equity awards was $4,302 and $3,411 for the three months ended March 31, 2014 and 2013, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $1,602 and $1,280 for the three months ended March 31, 2014 and 2013, respectively. There were no capitalized share-based compensation expenses during the three months ended March 31, 2014.

Total share-based compensation expense (inclusive of restricted common stock, RSUs, SSARs and common stock options) for the three months ended March 31, 2014 and 2013 as reflected in our condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$1,166	$713
Product development	244	118
Selling and marketing	527	379
General and administrative	2,365	2,201

Total share-based compensation expense	$4,302	$3,411

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Employee Stock Purchase Plan

In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. For the three months ended March 31, 2014 and 2013, we purchased approximately 11,000 shares and 11,700 shares of our common stock under the Plan which amounted to approximately $253 and $205, respectively.

Equity Award Grants

Information regarding equity awards for the three months ended March 31, 2014 is as follows:

Restricted Stock Unit Equity Awards

In February 2014, our Compensation Committee of our Board of Directors approved an equity grant for certain eligible employees consisting of service-based and performance-based RSUs. The purpose of the equity grant is to assist the Company in attracting, retaining, motivating, and rewarding certain individuals of the Company. The equity grant is intended to promote the creation of long-term value for stockholders of the Company by closely aligning the interests of such individuals with those of the stockholders. The total approved equity grant amounted to 1,218,826 RSUs with a grant date fair value of $25.06 per share and was comprised of: (i) 63,355 service-based RSUs that vest ratably each month through December 31, 2014; (ii) 469,011 service-based RSUs that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015; (iii) 343,230 performance-based RSUs using a net revenue performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015 provided the performance metric is achieved; and (iv) 343,230 performance-based RSUs using an adjusted EBITDA performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015 provided the performance metric is achieved.

The measurement period for the net revenue performance-based awards is from January 1, 2014 through December 31, 2014. The net revenue performance metric is based on the achievement of an established net revenue target. The Company must achieve a minimum threshold of net revenue before any performance-based RSUs begin vesting. The equity award holders have an opportunity to earn between 50% and 100% of the performance-based equity awards once the minimum threshold has been met. If the minimum threshold is not met, the equity award holders will forfeit those awards.

The measurement period for the adjusted EBITDA performance-based awards is from January 1, 2014 through December 31, 2014. The adjusted EBITDA performance metric is based on the achievement of an established adjusted EBITDA target. The Company must achieve a minimum threshold of adjusted EBITDA before any performance-based RSUs begin vesting. The equity award holders have an opportunity to earn between 50% and 100% of the performance-based equity awards once the minimum threshold has been met. If the minimum threshold is not met, the equity award holders will forfeit those awards.

8.	INCOME TAXES

Income tax expense recorded during the three months ended March 31, 2014 and 2013 reflected an effective income tax rate of 43.8% and 39.3%, respectively.

9.	INCOME PER SHARE

We calculate earnings per share (or “EPS”) in accordance with the GAAP relating to earnings per share. Basic EPS is calculated by dividing reported net income by the weighted-average number of common shares outstanding for the reported period following the two-class method. Diluted EPS reflects the potential dilution that could occur if our stock options, SSARs, unvested restricted stock, RSUs and shares that were purchasable pursuant to our employee stock purchase plan were exercised and converted into our common shares during the reporting periods.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three months ended March 31, 2014 and 2013 is as follows:

	Three Months Ended March 31,
	2014	2013
Numerator for Basic and Diluted Income Per Share:
Net income	7,678	7,704
Denominator for basic income per share weighted average shares	60,648,000	59,006,000
Effect of dilutive securities:
Stock options	285,000	719,000
SSARs	327,000	345,000
Restricted stock and RSUs	421,000	334,000

Denominator for diluted income per share—adjusted weighted average shares and assumed conversions	61,681,000	60,404,000
Basic income per share:
Basic net income from continuing operations	$0.13	$0.13

Diluted net income per share:
Diluted net income from continuing operations	$0.12	$0.13

During the three months ended March 31, 2014 and 2013, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the periods presented.

The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended March 31,
	2014	2013
SSARs	-	63,000

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following tables represent our results of operations, by segment, for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Revenue:
SCM
Gross administrative fees(1)	$126,361	$120,636
Revenue share obligation(1)	(50,115)	(44,117)

Net administrative fees	76,246	76,519
Other service fees(2)	32,371	32,989

Total SCM net revenue	108,617	109,508
RCM
Revenue cycle technology	44,193	43,381
Revenue cycle services	18,057	19,948

Total RCM net revenue	62,250	63,329

Total net revenue	170,867	172,837
Operating expenses:
SCM	76,443	81,689
RCM	56,975	55,693
Corporate	12,669	11,457

Total operating expenses	146,087	148,839

Operating income (loss):
SCM	32,174	27,819
RCM	5,275	7,636
Corporate	(12,669)	(11,457)

Total operating income	24,780	23,998

Interest expense	(11,173)	(11,349)
Other income	58	41

Income before income taxes	13,665	12,690
Income tax expense	5,987	4,986

Net income	$7,678	$7,704

Segment Adjusted EBITDA
SCM	$49,950	$53,712
RCM	13,401	14,690

Total Segment Adjusted EBITDA	$63,351	$68,402
Corporate	(6,634)	(6,756)

Total Adjusted EBITDA(1)	$56,717	$61,646

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
(2)	Other service fees primarily consists of consulting, services and technology fees.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Capital expenditures(1):
SCM	$3,283	$1,857
RCM	5,499	5,149
Corporate	1,349	1,972

Total	$10,131	$8,978

(1)	Capital expenditures consist of purchases of property and equipment and capitalized software development costs (internal and external use).

	March 31,	March 31,
	2014	2013
Financial Position:
Accounts receivable, net
SCM	$50,510	$45,613
RCM	50,348	48,047
Corporate	135	-

Total accounts receivable, net	100,993	93,660
Other assets
SCM	943,587	995,161
RCM	496,577	489,967
Corporate	65,462	84,512

Total other assets	1,505,626	1,569,640

Total assets	$1,606,619	$1,663,300
SCM accrued revenue share obligation	$71,125	$72,878
Deferred revenue
SCM	27,892	26,831
RCM	43,090	41,035

Total deferred revenue	70,982	67,866
Notes payable	441,870	541,125
Bonds payable	325,000	325,000
Other liabilities
SCM	20,489	19,137
RCM	18,273	28,053
Corporate	172,972	160,206

Total other liabilities	211,734	207,396

Total liabilities	$1,120,711	$1,214,265

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
SCM Adjusted EBITDA	$49,950	$53,712
RCM Adjusted EBITDA	13,401	14,690

Total Segment Adjusted EBITDA	63,351	68,402
Depreciation	(8,262)	(6,476)
Depreciation (included in cost of revenue)	(424)	(598)
Amortization of intangibles	(14,026)	(16,501)
Income tax expense	(16,390)	(13,910)
Share-based compensation expense(1)	(2,098)	(1,398)
Restructuring, acquisition and integration-related expenses(2)	(1,131)	(8,030)

Total reportable segment net income	21,020	21,489
Corporate net loss	(13,342)	(13,785)

Consolidated net income	$7,678	$7,704

(1)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(2)	Represents the amount attributable to restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

11.	FAIR VALUE MEASUREMENTS

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

—	Bonds payable. The carrying value of our long-term bonds payable reported in the condensed consolidated balance sheets approximates fair value. Refer to Note 5 for further information.

12.	RELATED PARTY TRANSACTION

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the three months ended March 31, 2014 and 2013, we incurred charges of $378 and $587, respectively, related to transactions with Mr. Bardis.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

13.	SUBSEQUENT EVENTS

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

A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC on March 3, 2014.

Overview

We are a financial and performance improvement company providing technology-enabled products and services which together help mitigate the increasing financial challenges faced by hospitals, health systems and other non-acute healthcare providers. Our solutions are designed to reduce the total cost of care delivery, enhance operational efficiency, align clinical delivery of physicians and staff to advance care coordination and improve revenue performance primarily for hospitals and health systems. We believe implementation of our full suite of solutions has the potential to decrease supply costs, improve clinical resource utilization and increase revenue capture and cash flow. Our operations and clients are primarily located throughout the United States and, to a limited extent, Canada.

Management’s primary metrics to measure the consolidated financial performance of the business are net revenue, non-GAAP gross fees, non-GAAP revenue share obligation, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted adjusted EPS.

The table below highlights our primary results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)
Gross fees(1)	$221.0	$216.9	$4.1	1.9%
Revenue share obligation(1)	(50.1)	(44.1)	(6.0)	13.6

Total net revenue	170.9	172.8	(1.9)	(1.1)
Operating income	24.8	24.0	0.8	3.3
Net income	$7.7	$7.7	$-	(0.3%)
Adjusted EBITDA(1)	$56.7	$61.6	$(4.9)	(8.0%)
Adjusted EBITDA margin(1)	33.2%	35.6%
Adjusted EPS(1)	$0.32	$0.41	$(0.09)	(22.0%)

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

The decrease in net revenue during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 was primarily attributable to:

—	lower SCM performance-related fee revenue and an increase in our revenue share obligation; and

—	lower revenue in our RCM segment from revenue cycle services.

The decrease was partially offset by:

—	growth in our SCM segment from our vendor administrative fees; and

—	growth in our RCM segment from an increase in our subscription services related to our revenue cycle technology tools.

The increase in operating income during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, was primarily attributable to lower restructuring, acquisition and integration-related expenses partially offset by higher cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements.

For the three months ended March 31, 2014, decreases in consolidated non-GAAP adjusted EBITDA and consolidated non-GAAP adjusted EBITDA margin compared to the three months ended March 31, 2013 were primarily attributable to lower performance-related fee revenue compared to the prior period in addition to higher cost of revenue within our SCM segment.

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

Product development expenses. Product development expenses primarily consist of the salaries, benefits, incentive compensation and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services. Product development expenses are net of capitalized software development costs for predominantly internal use.

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

—

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses may consist of: (i) costs incurred to complete acquisitions including due diligence, consulting and other related fees; (ii) integration-type costs relating to our completed acquisitions; (iii) other management restructuring costs; and (iv) acquisition-related fees associated with unsuccessful acquisition attempts.

—	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

—	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Results of Operations

Consolidated Tables

The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended March 31,
	2014	2013
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$126,361	$120,636
Revenue share obligation(1)	(50,115)	(44,117)
Other service fees	32,371	32,989

Total Spend and Clinical Resource Management	108,617	109,508
Revenue Cycle Management	62,250	63,329

Total net revenue	170,867	172,837
Operating expenses:
Spend and Clinical Resource Management	76,443	81,689
Revenue Cycle Management	56,975	55,693

Total segment operating expenses	133,418	137,382
Operating income
Spend and Clinical Resource Management	32,174	27,819
Revenue Cycle Management	5,275	7,636

Total segment operating income	37,449	35,455
Corporate expenses(2)	12,669	11,457

Operating income	24,780	23,998
Other income (expense):
Interest expense	(11,173)	(11,349)
Other income	58	41

Income before income taxes	13,665	12,690
Income tax expense	5,987	4,986

Net income	7,678	7,704
Reportable segment adjusted EBITDA(3):
Spend and Clinical Resource Management	49,950	53,712
Revenue Cycle Management	$13,401	$14,690
Reportable segment adjusted EBITDA margin(4):
Spend and Clinical Resource Management	46.0%	49.0%
Revenue Cycle Management	21.5%	23.2%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of the corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended March 31, 2014 and March 31, 2013

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$126,361	74.0%	$120,636	69.8%	$5,725	4.7%
Revenue share obligation(1)	(50,115)	(29.3)	(44,117)	(25.5)	(5,998)	13.6
Other service fees	32,371	18.9	32,989	19.1	(618)	(1.9)

Total Spend and Clinical Resource Management	108,617	63.6	109,508	63.4	(891)	(0.8)
Revenue Cycle Management	62,250	36.4	63,329	36.6	(1,079)	(1.7)

Total net revenue	$170,867	100.0%	$172,837	100.0%	$(1,970)	-1.1%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the three months ended March 31, 2014 was $170.8 million, a decrease of approximately $2.0 million, or 1.1%, from total net revenue of $172.8 million for the three months ended March 31, 2013. The decrease in total net revenue was comprised of a $0.9 million decrease in SCM revenue and a $1.1 million decrease in RCM revenue. For the three months ended March 31, 2014 and 2013, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 3.9% and 6.5%, respectively. Revenue may fluctuate materially from period to period based upon a number of factors including achieving and thereof receiving client acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the three months ended March 31, 2014 was $108.6 million, a decrease of $0.9 million, or 0.8%, from net revenue of $109.5 million for the three months ended March 31, 2013. The decrease was the result of a decrease in other service fees of $0.6 million and an approximate $6.0 million increase in non-GAAP revenue share obligation partially offset by an increase in gross administrative fees of $5.7 million.

—

Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $5.7 million, or 4.7%, as compared to the prior period, primarily due to an increase in the average administrative fee percentage realized under our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—

Revenue share obligation. Non-GAAP revenue share obligation increased $6.0 million, or 13.6%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 39.7% and 36.6% for the three months ended March 31, 2014 and 2013, respectively. The increase was primarily attributable to certain large volume clients who are entitled to receive a higher revenue share percentage due to increased purchasing volume. We may continue to experience fluctuations in our revenue share ratio based on the mix of such clients who are entitled to a higher revenue share percentage. As a result, we expect our non-GAAP revenue share obligation to increase in future periods.

—

Other service fees. The $0.6 million, or 1.9%, decrease in other service fees was primarily driven by lower performance-related fee revenue from medical device consulting and strategic sourcing services compared to the prior period.

Revenue Cycle Management net revenue. RCM net revenue for the three months ended March 31, 2014 was $62.2 million, a decrease of $1.1 million, or 1.7%, from net revenue of $63.3 million for the three months ended March 31, 2013. The decrease was attributable to a $1.9 million decrease in revenue from our comprehensive revenue cycle service engagements partially offset by a $0.8 million increase in revenue from our revenue cycle technology tools. As we engage new clients, renew with existing clients and complete existing contracts, we may experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Three Months Ended March 31,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$37,431	21.9%	$34,268	19.8%	$3,163	9.2%
Product development expenses	7,397	4.3	8,501	4.9	(1,104)	(13.0)
Selling and marketing expenses	15,193	8.9	13,742	8.0	1,451	10.6
General and administrative expenses	58,803	34.4	58,620	33.9	183	0.3
Restructuring, acquisition and integration-related expenses	1,697	1.0	8,030	4.6	(6,333)	(78.9)
Depreciation	11,540	6.8	9,177	5.3	2,363	25.7
Amortization of intangibles	14,026	8.2	16,501	9.5	(2,475)	(15.0)

Total operating expenses	146,087	85.5	148,839	86.1	(2,752)	(1.8)
Operating expenses by segment:
Spend and Clinical Resource Management	76,443	44.7	81,689	47.3	(5,246)	(6.4)
Revenue Cycle Management	56,975	33.3	55,693	32.2	1,282	2.3

Total segment operating expenses	133,418	78.1	137,382	79.5	(3,964)	(2.9)
Corporate expenses	12,669	7.4	11,457	6.6	1,212	10.6

Total operating expenses	$146,087	85.5%	$148,839	86.1%	$(2,752)	-1.8%

Cost of revenue. Cost of revenue for the three months ended March 31, 2014 was $37.4 million, or 21.9% of total net revenue, an increase of $3.1 million, or 9.2%, from cost of revenue of $34.3 million, or 19.8% of total net revenue, for the three months ended March 31, 2013. The increase was primarily attributable to an increase in service-related engagements in our SCM segment, which resulted in a higher cost of revenue as these engagements are generally more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our clients. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the three months ended March 31, 2014 were $7.4 million, or 4.3% of total net revenue, a decrease of $1.1 million, or 13.0%, from product development expenses of $8.5 million, or 4.9% of total net revenue, for the three months ended March 31, 2013. The decrease was primarily attributable to a $1.3 million decrease in compensation expense relating to a reduction in workforce in addition to an increase in capitalized costs partially offset by a $0.2 million increase in share-based compensation. Our product development capitalization rate for the three months ended March 31, 2014 and 2013, was 53.1% and 49.4%, respectively. We may experience fluctuations in our capitalization rate due to the timing of our product development investments associated with new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 2014 were $15.2 million, or 8.9% of total net revenue, an increase of $1.5 million, or 10.6%, from selling and marketing expenses of $13.7 million, or 8.0% of total net revenue, for the three months ended March 31, 2013. The increase was attributable to a $1.0 million increase in compensation expense; a $0.3 million increase in meeting expenses; and a $0.2 million increase in share-based compensation.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2014 were $58.8 million, or 34.4% of total net revenue, an increase of $0.2 million, or 0.3%, from general and administrative expenses of $58.6 million, or 33.9% of total net revenue, for the three months ended March 31, 2013. The increase was attributable to a $1.2 million increase in compensation expense to new and existing employees; a $0.6 million increase in telecommunications expense and a $0.2 million increase in share-based compensation. The increase was partially offset by a $1.0 million decrease in impairment charges; a $0.4 million decrease in transportation expense; and a $0.4 million decrease in other operating infrastructure expense.

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the three months ended March 31, 2014 were $1.7 million, or 1.0% of total net revenue, a decrease of $6.3 million, or 78.9%, from acquisition-related expenses of $8.0 million, or 4.6% of total net revenue, for the three months ended March 31, 2013. The decrease was attributable to lower costs relating to severance, retention and salaries relating to redundant positions. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the three months ended March 31, 2014 was $11.5 million, or 6.8% of total net revenue, an increase of $2.3 million, or 25.7%, from depreciation of $9.2 million, or 5.3% of total net revenue, for the three months ended March 31, 2013. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the three months ended March 31, 2014 was $14.0 million, or 8.2% of total net revenue, a decrease of $2.5 million, or 15.0%, from amortization of intangibles of $16.5 million, or 9.5% of total net revenue, for the three months ended March 31, 2013. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the three months ended March 31, 2014 were $76.4 million, or 44.7% of total net revenue, a decrease of $5.2 million, or 6.4%, from approximately $81.6 million, or 47.3% of total net revenue for the three months ended March 31, 2013. As a percentage of SCM segment net revenue, segment expenses were 70.4% and 74.6% for the three months ended March 31, 2014 and 2013, respectively.

The decrease was primarily attributable to a $7.4 million decrease in restructuring, acquisition and integration-related costs including severance, retention, certain performance-related salary-based compensation; a $1.2 million decrease in the amortization of intangibles as certain intangible assets reached the end of their useful life; a $0.8 million decrease in other operating infrastructure expense; and a $0.5 million decrease in advertising expense. The decrease was partially offset by a $2.2 million increase in cost of revenue in connection with higher direct labor costs; a $1.2 million increase in telecommunications expense; a $0.6 million increase in share-based compensation expense; a $0.5 million increase in professional fees; and a $0.2 million increase in compensation expense with respect to new and existing employees.

Revenue Cycle Management expenses. RCM operating expenses for the three months ended March 31, 2014 were $57.0 million, or 33.3% of total net revenue, an increase of $1.3 million, or 2.3%, from $55.7 million, or 32.2% of total net revenue, for the three months ended March 31, 2013. As a percentage of RCM segment net revenue, segment expenses were 91.5% and 87.9% for the three months ended March 31, 2014 and 2013, respectively.

The increase was primarily attributable to a $1.8 million increase in depreciation expense; a $0.6 million increase in other operating infrastructure expense a $0.5 million restructuring charge; a $0.5 million increase in cost of revenue driven by higher third party payments and project labor costs associated with our revenue cycle services engagements; and a $0.2 million increase in compensation expense with respect to new and existing employees. The increase was partially offset by a $1.3 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life and a $1.0 million decrease in an impairment charge that occurred in the prior year.

Corporate expenses. Corporate expenses for the three months ended March 31, 2014 were $12.6 million, an increase of $1.2 million, or 10.6%, from $11.4 million for the three months ended March 31, 2013, or 7.4% and 6.6% of total net revenue, respectively. The increase in corporate expenses was attributable to a $0.6 million increase in depreciation expense; a $0.5 million increase in compensation expense with respect to new and existing employees; a $0.5 million increase in telecommunications expense; and a $0.2 million increase in share-based compensation expense. The increase was partially offset by a $0.4 million decrease in other operating infrastructure expense; and a $0.2 million decrease in transportation expense.

Non-operating Expenses

Interest expense. Interest expense for the three months ended March 31, 2014 was $11.2 million, a decrease of $0.1 million from interest expense of $11.3 million for the three months ended March 31, 2013. As of March 31, 2014, we had total indebtedness of $766.9 million compared to $764.5 million as of December 31, 2013. See Note 5 of the Notes to Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the three months ended March 31, 2014 and 2013 was $0.1 million comprised mainly of rental income.

Income tax expense. Income tax expense for the three months ended March 31, 2014 was $6.0 million, an increase of $1.0 million from income tax expense of $5.0 million for the three months ended March 31, 2013, which was primarily attributable to increased income before taxes. Income tax expense recorded during the three months ended March 31, 2014 and 2013 reflected an effective income tax rate of 43.8% and 39.3%, respectively. The increase in our effective tax rate was primarily driven by: (i) credits for research and development expenditures, which were the result of legislation enacted during the three months ended March 31, 2013 for tax years 2012 and 2013 (such legislation has not been enacted for years beginning after December 31, 2013); and (ii) an increase in state income tax expense due to state legislative changes pertaining to apportionment of our taxable income.

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

Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Historically, we have utilized federal net operating loss carryforwards (“NOLs”) to reduce both regular and Alternative Minimum Tax (“AMT”) cash payments. Consequently, our federal cash tax payments in past reporting periods have been minimal. In 2012, we generated a NOL, with respect to which we filed a carryback claim to 2011. As a result, the credits previously utilized in 2011 were reclaimed and utilized in 2013. Despite having NOLs and credits to offset certain tax amounts in 2014, we expect our cash tax liability to increase significantly in 2014 and in the future.

We have not historically utilized borrowings available under our credit agreement to fund operations. We implemented an auto-borrowing plan pursuant to which all excess cash on hand is used to repay our swing line credit facility on a daily basis. As a result, any excess cash on hand will be used to repay our swing line balance, if any, on a daily basis. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further details.

As of March 31, 2014, we had $16.2 million drawn on our swing line and $10.0 million drawn on our revolving credit facility resulting in $172.8 million of availability under our revolving credit facility inclusive of the swing line component (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of March 31, 2014 and December 31, 2013, we had cash and cash equivalents of zero and $2.8 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)
Net income	$7.7	$7.7	$—	(0.3%)
Non-cash items	27.4	29.7	(2.3)	(7.7)
Net changes in working capital	(17.4)	(19.9)	2.5	12.6

Net cash provided by operations	$17.7	$17.5	$0.2	1.1%

Net income represents the income attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, deferred income tax expense, excess tax benefit from the exercise of stock options, (gain) loss on sale of assets, amortization of debt issuance costs, impairment of assets and non-cash interest expense. Refer to our condensed consolidated statement of cash flows for details regarding these non-cash items. The total for these non-cash expenses was $27.4 million and $29.7 million for the three months ended March 31, 2014 and 2013, respectively. The decrease in non-cash expenses for the three months ended March 31, 2014 compared to March 31, 2013 was primarily attributable to: (i) a $2.5 million decrease in the amortization of intangibles; (ii) a $2.0 million impairment of assets that occurred in the prior year; and (iii) a $2.0 million increase in our deferred income tax benefit. The decrease was partially offset by: (i) a $2.2 million increase in depreciation expense; (ii) a $1.2 million increase in the excess tax benefit from exercise of equity awards; and (iii) a $0.9 million increase in share-based compensation. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the three months ended March 31, 2014, the working capital changes resulting in a decrease to cash flow from operations of $17.7 million primarily consisted of the following:

Decrease to cash flow

—	an increase in accounts receivable of $13.3 million primarily related to the timing of invoicing and cash collections;

—	a $4.7 million working capital decrease in trade accounts payable due to the timing of various payment obligations;

—	a $6.3 million decrease in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO; and

—	a $23.3 million decrease in accrued payroll and benefits due to payroll cycle timing and the payment of our 2013 performance-based compensation expense.

The working capital changes resulting in decreases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in increases to cash flow:

Increase to cash flow

—	a $21.6 million increase in other accrued expenses and long-term liabilities primarily related to the $14.8 million reclassification of the cash book overdraft as previously discussed; and

—	an increase in deferred revenue of $8.1 million for cash receipts not yet recognized as revenue.

For the three months ended March 31, 2013, the working capital changes resulting in an increase to cash flow from operations of $19.9 million primarily consisted of the following:

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

Investing Activities.

Investing activities used $10.1 million of cash for the three months ended March 31, 2014 which included $8.4 million for investment in software development and $1.7 million of capital expenditures.

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

Financing Activities.

Financing activities used $10.4 million of cash for the three months ended March 31, 2014. We made payments on our Term Loan Facility of $13.9 million consisting of $3.9 million in scheduled principal payments and a $10.0 million voluntary prepayment and we also made payments of $0.3 million on our swing line and $0.2 million on our finance obligation (discussed below). In addition, we purchased 640,000 shares of common stock under our share repurchase program totaling $13.1 million and settled the tax liability relating to shares surrendered for tax withholdings totaling $2.6 million. This was partially offset by $16.5 million received from borrowings on our swing line; $1.8 million received from the issuance of common stock and $1.4 million from the excess tax benefit from the exercise of stock options. As of March 31, 2014, the Credit Agreement requires an assessment of excess cash flow for our fiscal year ended December 31, 2014. We would be required to make any excess cash flow payment during the first quarter of 2015.

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

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of March 31, 2014 for each respective year (Unaudited, in thousands):

Amount
2014	$8,576(1)
2015	10,354
2016	7,200
2017	7,035
2018	6,119
Thereafter	44,996

Total future minimum rental payments	$84,280

  (1) Represents the remaining rental payments due during the fiscal year ending December 31, 2014.

As of March 31, 2014, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

EBITDA, adjusted EBITDA and adjusted EBITDA margin. We define: (i) EBITDA, as net income before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) adjusted EBITDA, as net income before net interest expense, income tax expense (benefit), depreciation and amortization and other non-recurring, non-cash or non-operating items; and (iii) adjusted EBITDA margin, as adjusted EBITDA as a percentage of net revenue. We use EBITDA, adjusted EBITDA and adjusted EBITDA margin to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the Board and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure (primarily interest charges and amortization of debt issuance costs), asset base (primarily depreciation and amortization) and items outside the control of the management team (taxes), as well as other non-cash (purchase accounting adjustments and imputed rental income) and non-recurring items, from our operational results. Adjusted EBITDA also removes the impact of non-cash share-based compensation expense.

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

The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
Adjusted EBITDA Reconciliation	2014	2013
	(Unaudited, in thousands)
Net income	$7,678	$7,704
Depreciation	11,540	9,177
Depreciation (included in cost of revenue)	424	598
Amortization of intangibles	14,026	16,501
Interest expense, net of interest income(1)	11,173	11,349
Income tax expense	5,987	4,986

EBITDA	50,828	50,315
Share-based compensation expense(2)	4,302	3,411
Rental income from capitalizing building lease(3)	(110)	(110)
Restructuring, acquisition and integration-related expenses(4)	1,697	8,030

Adjusted EBITDA	$56,717	$61,646

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statement of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of this rental income.

(4)	Represents the amount attributable to restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

Adjusted Net Income and Diluted Adjusted Earnings Per Share. The Company defines: i) adjusted net income as net income excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items on a tax-adjusted basis, non-cash share-based compensation and certain restructuring, acquisition and integration-related expenses on a tax-adjusted basis; and ii) diluted adjusted EPS as earnings per share excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items, non-cash share-based compensation and certain restructuring, acquisition and integration-related expenses on a tax-adjusted basis. Adjusted net income and diluted adjusted EPS are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Diluted adjusted EPS growth has been used historically by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s LTPIP will vest. Use of these measures allows management and the Board to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and assess organic growth and accretive business transactions. As a significant portion of senior management’s incentive based compensation historically has been based on the achievement of certain diluted adjusted EPS growth over time, which is intended to reward them for organic growth and accretive business transactions, investors may find such information useful; however, as non-GAAP financial measures, adjusted net income and diluted adjusted EPS are not the sole measures of the Company’s financial performance and may not be the best measures for investors to gauge such performance.

	Three Months Ended March 31,
	2014	2013
	(Unaudited, in thousands)
Net income	$7,678	$7,704
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	14,026	16,975
Pre-tax non-cash, share-based compensation(1)	4,302	3,411
Pre-tax restructuring, acquisition and integration related expenses(2)	1,697	8,030

Tax effect on pre-tax adjustments(3)	(8,010)	(11,366)

Non-GAAP adjusted net income	$19,693	$24,754

	Three Months Ended March 31,
Per share data	2014	2013
	(Unaudited)
EPS - diluted	$0.12	$0.13
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	0.23	0.28
Pre-tax non-cash, share-based compensation(1)	0.07	0.06
Pre-tax restructuring, acquisition and integration related expenses(2)	0.03	0.13

Tax effect on pre-tax adjustments(3)	(0.13)	(0.19)

Non-GAAP adjusted EPS - diluted	$0.32	$0.41

Weighted average shares - diluted (in 000s)	61,681	60,404

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact, on a pre-tax basis, of restructuring, acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. We used a tax rate of 40.0% for the three months ended March 31, 2014 and 2013 because we believe the 40% will be our normalized long-term tax rate. The effective tax rate for the three months ended March 31, 2014 and 2013 was 43.8% and 39.3%, respectively.

New Pronouncements

Income Taxes

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update amends existing GAAP that required in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We adopted this update on January 1, 2014.

Obligations Resulting from Joint and Several Liability Arrangements

In February 2013, the FASB issued guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date. Examples of obligations within the scope of this update include debt arrangements, other contractual obligations and settled litigation and judicial rulings. The guidance requires an entity to measure such obligations as the sum of the amount that the reporting entity agreed to pay on the basis of its arrangement among its co-obligors plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. The guidance in the update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We adopted this update on January 1, 2014.

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

Interest rate risk. We had outstanding borrowings on our Term Loan Facility and Revolving Credit Facility of $441.9 million as of March 31, 2014. The Term A Facility and the Revolving Credit Facility bear interest at LIBOR plus an applicable margin. The Term B Facility bears interest at LIBOR, subject to a floor of 1.25% plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of March 31, 2014, which bears interest at 8% per annum.

To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loans, would have resulted in an approximate $1.1 million increase to our interest expense for the three months ended March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended March 31, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(In thousands, except per share data)
March 1-31, 2014(1)	640	$25.08	640	58,939

(1) On February 26, 2014, we announced that our board of directors had authorized the repurchase of up to $75,000 of our common stock. The share repurchase program expires the earlier of twelve months from the authorization by our board of directors or the repurchase of $75,000 of our common stock.

For additional information regarding our stock repurchase program, see Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

Signature	Title	Date
/s/ JOHN A. BARDIS	Chairman of the Board of Directors and Chief Executive Officer	May 7, 2014
Name: John A. Bardis	(Principal Executive Officer)

/s/ CHARLES O. GARNER	Chief Financial Officer	May 7, 2014
Name: Charles O. Garner	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith