Form 10-Q
period 2014-06-30
MEDASSETS INC
filed 2014-08-04
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 24, 2014, the registrant had 60,099,617 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MedAssets, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$6,004	$2,790
Accounts receivable, net of allowances of $2,627 and $2,568 as of June 30, 2014 and December 31, 2013, respectively	97,901	87,636
Deferred tax asset, current portion	1,269	4,535
Prepaid expenses and other current assets	26,795	24,059

Total current assets	131,969	119,020
Property and equipment, net	160,274	157,747
Other long term assets
Goodwill	1,027,847	1,027,847
Intangible assets, net	239,387	267,440
Other	41,063	41,695

Other long term assets	1,308,297	1,336,982

Total assets	$1,600,540	$1,613,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,609	$24,066
Accrued revenue share obligation and rebates	77,697	77,398
Accrued payroll and benefits	29,511	41,587
Other accrued expenses	12,154	12,126
Deferred revenue, current portion	55,645	46,523
Current portion of notes payable	18,625	15,500
Current portion of finance obligation	280	255

Total current liabilities	210,521	217,455
Notes payable, less current portion	443,125	424,000
Bonds payable	325,000	325,000
Finance obligation, less current portion	8,625	8,781
Deferred revenue, less current portion	17,233	16,369
Deferred tax liability	113,041	121,083
Other long term liabilities	10,900	11,272

Total liabilities	1,128,445	1,123,960
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 60,089,000 and 61,740,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	601	617
Additional paid-in capital	685,180	717,132
Accumulated deficit	(213,686)	(227,960)

Total stockholders’ equity	472,095	489,789

Total liabilities and stockholders’ equity	$1,600,540	$1,613,749

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$70,091	$70,502	$146,337	$147,021
Other service fees	105,324	100,240	199,945	196,558

Total net revenue	175,415	170,742	346,282	343,579

Operating expenses:
Cost of revenue (inclusive of amortization expense of $648 and $571 for the three months ended June 30, 2014 and 2013, respectively; and $1,072 and $1,169 for the six months ended June 30, 2014 and 2013, respectively)	40,361	37,496	77,792	71,764
Product development expenses	6,642	7,975	14,039	16,476
Selling and marketing expenses	20,721	20,285	35,914	34,027
General and administrative expenses	59,529	57,199	118,332	115,819
Restructuring, acquisition and integration-related expenses	-	1,435	1,697	9,465
Depreciation	11,862	9,876	23,402	19,053
Amortization of intangibles	14,027	16,115	28,053	32,616

Total operating expenses	153,142	150,381	299,229	299,220

Operating income	22,273	20,361	47,053	44,359
Other income (expense):
Interest (expense)	(11,114)	(12,381)	(22,287)	(23,730)
Other income	31	276	89	317

Income before income taxes	11,190	8,256	24,855	20,946
Income tax expense	4,594	3,172	10,581	8,158

Net income	$6,596	$5,084	$14,274	$12,788

Basic and diluted income per share:
Basic net income per share	$0.11	$0.09	$0.24	$0.22

Diluted net income per share	$0.11	$0.08	$0.23	$0.21

Weighted average shares—basic	59,752	59,387	60,189	59,198
Weighted average shares—diluted	60,946	60,665	61,419	60,628

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2014

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances at December 31, 2013	61,740	$617	$717,132	$ (227,960)	$489,789

Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	251	3	2,556	-	2,559
Shares surrendered to pay taxes on vesting of restricted stock	(118)	(1)	(2,831)		(2,832)
Stock compensation expense	-	-	9,894	-	9,894
Repurchase of common stock	(1,784)	(18)	(42,741)	-	(42,759)
Excess tax benefit from equity award exercises, net	-	-	1,170	-	1,170
Net income				14,274	14,274

Balances at June 30, 2014	60,089	$601	$685,180	$ (213,686)	$472,095

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(In thousands)
Operating activities
Net income	$14,274	$12,788
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	100	-
Depreciation	24,474	20,222
Amortization of intangibles	28,053	32,616
Impairment of assets	-	2,403
Loss (gain) on sale of assets	16	(123)
Noncash stock compensation expense	9,894	7,422
Excess tax benefit from exercise of equity awards	(1,557)	(3,035)
Amortization of debt issuance costs	1,880	1,908
Noncash interest expense, net	208	239
Deferred income tax benefit	(4,837)	(2,560)
Changes in assets and liabilities:
Accounts receivable	(10,365)	1,077
Prepaid expenses and other assets	(2,736)	1,064
Other long-term assets	477	(311)
Accounts payable	(6,889)	(1,675)
Accrued revenue share obligations and rebates	299	3,813
Accrued payroll and benefits	(12,077)	(10,267)
Other accrued expenses and long-term liabilities	(411)	5,184
Deferred revenue	9,986	(3,181)

Cash provided by operating activities	50,789	67,584

Investing activities
Purchases of property, equipment and software, net	(7,201)	(5,328)
Capitalized software development costs	(20,878)	(18,861)

Cash used in investing activities	(28,079)	(24,189)

Financing activities
Borrowings from revolving credit facility	74,080	-
Repayment of notes payable	(17,750)	(62,750)
Repayment of revolving credit facility	(34,080)	-
Repayment of finance obligation	(338)	(338)
Excess tax benefit from exercise of equity awards	1,557	3,035
Issuance of common stock, net of offering costs	2,559	3,640
Purchase of treasury shares, including shares surrendered for tax withholdings	(45,524)	-

Cash used in financing activities	(19,496)	(56,413)

Net increase (decrease) in cash and cash equivalents	3,214	(13,018)
Cash and cash equivalents, beginning of period	2,790	13,734

Cash and cash equivalents, end of period	$6,004	$716

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

The accompanying unaudited condensed consolidated financial statements, and condensed consolidated balance sheet as of December 31, 2013, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.

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

Cash and cash equivalents were $6,004 and $2,790 as of June 30, 2014 and December 31, 2013, respectively. We had $50,000 and $10,000 outstanding on our revolving credit facility as of June 30, 2014 and December 31, 2013, respectively. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 5 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $5,504 as of June 30, 2014.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Share-Based Compensation

In June 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The update will be effective on January 1, 2016.

Revenue Recognition

In May 2014, the FASB issued an accounting standard update relating to revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The update will replace most existing revenue recognition guidance under generally accepted accounting principles when it becomes effective. The update is effective for us on January 1, 2017. Early application is not permitted. The update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the update will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Discontinued Operations

In April 2014, the FASB issued an accounting standard update which revises what qualifies as a discontinued operation and changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This update will be effective for applicable transactions occurring after January 1, 2015.

Income Taxes

In July 2013, the FASB issued an accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update amends existing GAAP that required in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We adopted this update on January 1, 2014.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

In January 2014, our management approved and initiated a plan to restructure our operations resulting in certain workforce changes within the Company that resulted in costs of approximately $1,697. During the three months ended June 30, 2014 and 2013, we expensed restructuring and exit and integration-related costs of zero and $1,435, respectively. During the six months ended June 30, 2014 and 2013, we expensed restructuring and exit and integration-related costs of $1,697 and $9,465, respectively. These costs are included within the restructuring, acquisition and integration-related expenses line on the accompanying condensed consolidated statements of operations. As of June 30, 2014, cash payments were made of approximately $1,923 and we had approximately $394 included in current liabilities for these employee-related costs that we expect to pay over the next twelve months.

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

The following table summarizes the deferred revenue categories and balances as of:

	June 30, 2014	December 31, 2013
Software and implementation fees	$34,097	$27,393
Service fees	23,804	22,363
Administrative fees	11,748	10,935
Other fees	3,229	2,201

Deferred revenue, total	72,878	62,892
Less: Deferred revenue, current portion	(55,645)	(46,523)

Deferred revenue, non-current portion	$17,233	$16,369

As of June 30, 2014 and December 31, 2013, deferred revenue included in our condensed consolidated balance sheets that was contingent upon meeting performance targets was $4,728 and $6,516, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target as determined by the customer arrangement.

5.	NOTES AND BONDS PAYABLE

The balances of our notes and bonds payable are summarized as follows as of:

	June 30, 2014	December 31, 2013
Term A facility	$231,250	$237,500
Term B facility	180,500	192,000
Revolving credit facility	50,000	10,000

Total notes payable	461,750	439,500
Bonds payable	325,000	325,000

Total notes and bonds payable	786,750	764,500
Less: current portions	(18,625)	(15,500)

Total long-term notes and bonds payable	$768,125	$749,000

Notes Payable

As of June 30, 2014, our long-term notes payable consists of a Term A Facility, a Term B Facility and a revolving credit facility under a credit agreement with JP Morgan Chase Bank, N.A and other financial institutions named therein, dated December 13, 2012 (the “Credit Agreement”), each with an outstanding balance of $231,250, $180,500 and $50,000, respectively. We have classified the $50,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of December 13, 2017. No amounts were drawn on our swing line loan, which resulted in $149,000 of availability under our revolving credit facility (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date) as of June 30, 2014. During the six months ended June 30, 2014, we made scheduled principal payments of $7,750 on our Term A Facility and Term B Facility in addition to $10,000

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

in voluntary prepayments on our Term B Facility. The applicable weighted average interest rates (inclusive of the applicable bank margin) on our Term A Facility, Term B Facility and Revolving Credit Facility at June 30, 2014 were 2.49%, 4.00% and 2.49%, respectively.

The Credit Agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The Credit Agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the credit agreement to be in full force and effect and changes of control. The Company was in compliance with these covenants as of June 30, 2014. We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of the Credit Agreement. Our current portion of notes payable does not include an amount with respect to any 2014 excess cash flow payment. We will reclassify a portion of our long-term notes payable to a current classification at such time that any 2014 excess cash flow payment becomes estimable. We will be required to make any necessary cash flow payment within the first quarter of 2015.

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

All of the Company’s obligations under the Credit Agreement are secured by substantially all of the Company’s assets and the assets of each guarantor (subject to certain exceptions), including but not limited to, (1) a perfected pledge of all of the equity securities of each direct wholly owned restricted subsidiary of the Company and of each subsidiary guarantor (which pledge, in the case of any foreign subsidiary, is limited to 65% of the equity securities of such foreign subsidiary) and (2) perfected security interests in, and mortgages on, substantially all tangible and intangible personal property and material fee-owned real property of the Company and each subsidiary guarantor (including but not limited to, accounts receivable, inventory, equipment, general intangibles (including contract rights), investment property, intellectual property, material intercompany notes and proceeds of the foregoing).

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of June 30, 2014.

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

As of June 30, 2014, the Company’s 8% senior notes due 2018 were trading at 105.8% of par value (Level 1).

Debt Issuance Costs

As of June 30, 2014, we had approximately $15,385 of debt issuance costs related to the Credit Agreement and Notes which will be amortized into interest expense generally using the effective interest method until the applicable maturity date. For the three months ended June 30, 2014 and 2013, we recognized $937 and $955, respectively, in interest expense related to the amortization of debt issuance costs. For the six months ended June 30, 2014 and 2013, we recognized $1,880 and $1,908, respectively, in interest expense related to the amortization of debt issuance costs.

Debt Maturity Table

The following table summarizes our stated debt maturities and scheduled principal repayments as of June 30, 2014:

Year	Term A Facility	Term B Facility	Revolving Credit Facility	Senior Unsecured Notes	Total
2014	$6,250	$1,500	$-	$-	$7,750	(1)
2015	18,750	3,000	-	-	21,750
2016	25,000	3,000	-	-	28,000
2017	181,250	3,000	50,000	-	234,250
2018	-	3,000	-	325,000	328,000
Thereafter	-	167,000	-	-	167,000

	$231,250	$180,500	$50,000	$325,000	$786,750

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2014 and the balance of the swing line component of our revolving credit facility, if any.

Total interest paid (net of amounts capitalized) on our notes and bonds payable during the six months ended June 30, 2014 and 2013 was approximately $20,058 and $23,577, respectively.

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

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of June 30, 2014, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

7.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

During the six months ended June 30, 2014, we issued approximately 295,000 shares of common stock in connection with employee stock option exercises, stock-settled stock appreciation rights (“SSARs”) exercises and the vesting of restricted stock units (“RSUs”) for net exercise proceeds of $2,559.

During the six months ended June 30, 2014, approximately 44,000 shares of restricted common stock were forfeited.

During the six months ended June 30, 2014, we received approximately 118,000 restricted shares that were surrendered from equity awards holders to settle their associated minimum statutory tax liability of $2,832 from shares that vested during the year.

Repurchase of Common Stock

On February 26, 2014, our Board of Directors authorized a share repurchase program of up to $75,000 of our common stock. The following table shows the amount and cost of shares of common stock we repurchased for the three and six months ended June 30, 2014 under the share repurchase program. The repurchased shares have not been retired and constitute authorized but unissued shares.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Number of shares repurchased	1,144,145	-	1,784,145	-
Cost of shares repurchased(1)	$26,699	$-	$42,759	$-

(1)	Our share repurchase program required a three-day cash settlement period with our broker. We made purchases at the end of June 2014 amounting to 3,071 shares totaling approximately $67, which were settled in July 2014. The cost of these shares is included in other accrued expenses on our Condensed Consolidated Balance Sheet as of June 30, 2014.

Share-Based Compensation

As of June 30, 2014, we had restricted common stock, RSUs, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of June 30, 2014, we had approximately 4,800,000 shares reserved (inclusive of equity award forfeitures) and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan (“LTPIP”).

The total share-based compensation expense related to equity awards was $5,592 and $4,011 for the three months ended June 30, 2014 and 2013, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $2,083 and $1,501 for the three months ended June 30, 2014 and 2013, respectively.

The total share-based compensation expense related to equity awards was $9,894 and $7,422 for the six months ended June 30, 2014 and 2013, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $3,686 and $2,778 for the six months ended June 30, 2014 and 2013, respectively. There were no capitalized share-based compensation expenses during the three and six months ended June 30, 2014.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Total share-based compensation expense (inclusive of restricted common stock, RSUs, SSARs and common stock options) for the three and six months ended June 30, 2014 and 2013 as reflected in our condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Cost of revenue	$1,863	$1,463	$3,029	$2,176
Product development	391	225	635	343
Selling and marketing	845	590	1,372	969
General and administrative	2,493	1,733	4,858	3,934

Total share-based compensation expense	$5,592	$4,011	$9,894	$7,422

Employee Stock Purchase Plan

In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. For the six months ended June 30, 2014 and 2013, we purchased approximately 11,000 shares and 11,700 shares of our common stock under the Plan which amounted to approximately $253 and $205, respectively.

Equity Award Grants

Information regarding equity awards for the six months ended June 30, 2014 is as follows:

Restricted Stock Unit Equity Awards

In February 2014, our Compensation Committee of our Board of Directors approved an equity grant for certain eligible employees consisting of service-based and performance-based RSUs. The purpose of the equity grant is to assist the Company in attracting, retaining, motivating, and rewarding certain individuals of the Company. The equity grant is intended to promote the creation of long-term value for stockholders of the Company by closely aligning the interests of such individuals with those of the stockholders. The total approved equity grant amounted to 1,218,826 RSUs with a grant date fair value of $25.06 per award and was comprised of: (i) 63,355 service-based RSUs that vest ratably each month through December 31, 2014; (ii) 469,011 service-based RSUs that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015; (iii) 343,230 performance-based RSUs using a net revenue performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015 provided the performance metric is achieved; and (iv) 343,230 performance-based RSUs using an adjusted EBITDA performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015 provided the performance metric is achieved.

In May 2014, our Compensation Committee of our Board of Directors approved an equity grant for certain eligible employees consisting of service-based and performance-based RSUs. The total approved equity grant amounted to 8,982 RSUs with a grant date fair value of $23.54 per award and was comprised of: (i) 6,179 service-based RSUs that vest ratably each month through December 31, 2014; (ii) 2,107 service-based RSUs that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015; (iii) 348 performance-based RSUs using a net revenue performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015 provided the performance metric is achieved; and (iv) 348 performance-based RSUs using an adjusted EBITDA performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015 provided the performance metric is achieved.

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

In May 2014, our Compensation Committee of our Board of Directors also approved an equity grant consisting of 100,000 performance-based RSUs using a net revenue performance metric that is a cliff-vesting award and is based on the achievement of a target cumulative annual growth rate over a three-year performance period. Depending on the cumulative revenue growth rate achieved, up to 200,000 RSUs can be earned. The RSUs have a grant date fair value of $23.54 per award and the measurement period is from January 1, 2014 through December 31, 2016. A certain minimum cumulative revenue growth rate must be achieved before any RSUs will vest on March 1, 2017. If the minimum threshold is not met, the equity award holder will forfeit the awards.

8.	INCOME TAXES

Income tax expense recorded during the three and six months ended June 30, 2014 reflected an effective income tax rate of 41.1% and 42.6%, respectively. Income tax expense recorded during the three and six months ended June 30, 2013 reflected an effective income tax rate of 38.4% and 38.9%, respectively.

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

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three and six months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,
	2014	2013
Numerator for Basic and Diluted Income Per Share:
Net income	$6,596	$5,084
Denominator for basic income per share weighted average shares	59,752,000	59,387,000
Effect of dilutive securities:
Stock options	222,000	579,000
SSARs	343,000	262,000
Restricted stock and RSUs	629,000	437,000

Denominator for diluted income per share—adjusted weighted average shares and assumed conversions	60,946,000	60,665,000
Basic income per share:
Basic net income from continuing operations	$0.11	$0.09

Diluted net income per share:
Diluted net income from continuing operations	$0.11	$0.08

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2014	2013
Numerator for Basic and Diluted Income Per Share:
Net income	$14,274	$12,788
Denominator for basic income per share weighted average shares	60,189,000	59,198,000
Effect of dilutive securities:
Stock options	282,000	671,000
SSARs	330,000	307,000
Restricted stock and RSUs	618,000	452,000

Denominator for diluted income per share—adjusted weighted average shares and assumed conversions	61,419,000	60,628,000
Basic income per share:
Basic net income from continuing operations	$0.24	$0.22

Diluted net income per share:
Diluted net income from continuing operations	$0.23	$0.21

During the three and six months ended June 30, 2014 and 2013, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the periods presented.

The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended March 31,		Six Months Ended June 30,
	2014	2013	2014	2013
Stock options	-	6,000	-	2,000
SSARs	5,000	93,000	8,000	71,000

	5,000	99,000	8,000	73,000

10.	SEGMENT INFORMATION

We manage our business through two reportable business segments, Spend and Clinical Resource Management (or “SCM”) and Revenue Cycle Management (or “RCM”).

—	Spend and Clinical Resource Management. Our SCM segment provides a comprehensive suite of technology-enabled services that help our clients manage their expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization (“GPO”) portfolio of contracts, consulting services and business intelligence tools.

—	Revenue Cycle Management. Our RCM segment provides a comprehensive suite of products and services spanning the hospital revenue cycle workflow—from patient access and financial responsibility, charge capture and integrity, pricing analysis, claims processing and denials management, payor contract management, revenue recovery and accounts receivable services. Our workflow solutions, together with our data management, compliance and audit tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance.

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

The following tables represent our results of operations, by segment, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
SCM
Gross administrative fees(1)	$119,406	$115,488	$245,767	$236,124
Revenue share obligation(1)	(49,315)	(44,986)	(99,430)	(89,103)

Net administrative fees	70,091	70,502	146,337	147,021
Other service fees(2)	35,816	34,806	68,187	67,795

Total SCM net revenue	105,907	105,308	214,524	214,816
RCM
Revenue cycle technology	47,507	45,290	91,700	88,670
Revenue cycle services	22,001	20,144	40,058	40,093

Total RCM net revenue	69,508	65,434	131,758	128,763

Total net revenue	175,415	170,742	346,282	343,579
Operating expenses:
SCM	81,813	82,708	158,256	164,397
RCM	58,243	55,884	115,218	111,577
Corporate	13,086	11,789	25,755	23,246

Total operating expenses	153,142	150,381	299,229	299,220

Operating income (loss):
SCM	24,094	22,600	56,268	50,419
RCM	11,265	9,550	16,540	17,186
Corporate	(13,086)	(11,789)	(25,755)	(23,246)

Total operating income	22,273	20,361	47,053	44,359

Interest (expense)	(11,114)	(12,381)	(22,287)	(23,730)
Other income	31	276	89	317

Income before income taxes	11,190	8,256	24,855	20,946
Income tax expense	4,594	3,172	10,581	8,158

Net income	$6,596	$5,084	$14,274	$12,788

Segment Adjusted EBITDA
SCM	$42,300	$42,942	$92,250	$96,654
RCM	19,613	17,022	33,014	31,712

Total Segment Adjusted EBITDA	$61,913	$59,964	$125,264	$128,366
Corporate	(7,589)	(7,427)	(14,223)	(14,183)

Total Adjusted EBITDA(1)	$54,324	$52,537	$111,041	$114,183

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
(2)	Other service fees primarily consists of consulting, services and technology fees.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2014	2013
Capital expenditures(1):
SCM	$11,002	$7,202
RCM	15,417	15,799
Corporate	1,660	1,188

Total	$28,079	$24,189

(1)	Capital expenditures consist of purchases of property and equipment and capitalized software development costs (internal and external use).

	June 30,	December 31,
	2014	2013
Financial Position:
Accounts receivable, net
SCM	$44,648	$38,319
RCM	53,245	49,314
Corporate	8	3

Total accounts receivable, net	97,901	87,636
Other assets
SCM	934,956	955,252
RCM	497,268	503,359
Corporate	70,415	67,502

Total other assets	1,502,639	1,526,113

Total assets	$1,600,540	$1,613,749
SCM accrued revenue share obligation	$77,697	$77,398
Deferred revenue
SCM	29,350	22,775
RCM	43,528	40,117

Total deferred revenue	72,878	62,892
Notes payable	461,750	439,500
Bonds payable	325,000	325,000
Other liabilities
SCM	24,697	36,393
RCM	19,082	26,113
Corporate	147,341	156,664

Total other liabilities	191,120	219,170

Total liabilities	$1,128,445	$1,123,960

GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
SCM Adjusted EBITDA	$42,300	$42,942	$92,250	$96,654
RCM Adjusted EBITDA	19,613	17,022	33,014	31,712

Total Segment Adjusted EBITDA	61,913	59,964	125,264	128,366
Depreciation	(8,696)	(7,170)	(16,958)	(13,646)
Depreciation (included in cost of revenue)	(648)	(571)	(1,072)	(1,169)
Amortization of intangibles	(14,027)	(16,115)	(28,053)	(32,616)
Income tax expense	(14,562)	(12,395)	(30,952)	(26,305)
Share-based compensation expense(1)	(3,243)	(2,524)	(5,341)	(3,922)
Restructuring, acquisition and integration-related expenses(2)	-	(1,435)	(1,131)	(9,465)

Total reportable segment net income	20,737	19,754	41,757	41,243
Corporate net loss	(14,141)	(14,670)	(27,483)	(28,455)

Consolidated net income	$6,596	$5,084	$14,274	$12,788

(1)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

(2)	Represents the amount attributable to restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

11.	FAIR VALUE MEASUREMENTS

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

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the six months ended June 30, 2014 and 2013, we incurred charges of $756 and $1,130, respectively, related to transactions with Mr. Bardis.

13.	SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the condensed consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred that require disclosure, except for the following.

In July 2014, we entered into a new operating lease agreement for approximately 108,000 square feet of office space in Alpharetta, Georgia. The lease term commences on or around January 1, 2016 with an initial term of fifteen years plus an option to extend the lease term for up to ten years. The total estimated rental commitment under the initial term of the lease agreement is approximately $41,624.

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

The table below highlights our primary results of operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(Unaudited, in millions, except per share amounts)				(Unaudited, in millions, except per share amounts)
Gross fees(1)	$224.7	$215.7	$9.0	4.2%	$445.7	$432.7	$13.0	3.0%
Revenue share obligation(1)	(49.3)	(45.0)	(4.3)	9.6	(99.4)	(89.1)	(10.3)	11.6

Total net revenue	175.4	170.7	4.7	2.8	346.3	343.6	2.7	0.8
Operating income	22.3	20.4	1.9	9.3	47.1	44.4	2.7	6.1
Net income	$6.6	$5.1	$1.5	29.4%	$14.3	$12.8	$1.5	11.7%
Adjusted EBITDA(1)	$54.3	$52.5	$1.8	3.4%	$111.0	$114.2	$(3.2)	-2.8%
Adjusted EBITDA margin(1)	31.0%	30.8%			32.1%	33.2%
Adjusted EPS(1)	$0.30	$0.30	$-	0.0%	$0.62	$0.71	$(0.09)	-12.7%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

The increase in net revenue during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily attributable to:

—	growth in our RCM segment from an increase in our subscription services related to our revenue cycle technology tools, an increase in our revenue cycle services; and higher performance-related fee revenue; and

—	growth in our SCM segment from our advisory and consulting services and analytical tool services partially offset by a decrease in net administrative fees.

The increase in operating income during the three months ended June 30, 2014 compared to the three months ended June 30, 2013, was attributable to the growth in net revenue discussed above in addition to lower restructuring, acquisition and integration-related expenses partially offset by higher cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements.

For the three months ended June 30, 2014, increases in consolidated non-GAAP adjusted EBITDA and consolidated non-GAAP adjusted EBITDA margin compared to the three months ended June 30, 2013 were primarily attributable to higher performance-related fee revenue earned during the quarter.

The increase in net revenue during the six months ended June 30, 2014 compared to the six months ended June 30, 2013 was primarily attributable to growth in our RCM segment from an increase in our subscription services related to our revenue cycle technology tools partially offset by lower performance-related fee revenue.

The increase in operating income during the six months ended June 30, 2014 compared to the six months ended June 30, 2013, was attributable to the growth in net revenue discussed above in addition to lower restructuring, acquisition and integration-related expenses partially offset by higher cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements.

For the six months ended June 30, 2014, decreases in consolidated non-GAAP adjusted EBITDA and consolidated non-GAAP adjusted EBITDA margin compared to the six months ended June 30, 2013 were primarily attributable to lower performance-related fee revenue earned compared to the prior period.

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

Revenue Cycle Management

Our RCM segment provides a comprehensive suite of products and services spanning the hospital revenue cycle workflow—from patient access and financial responsibility, charge capture and integrity, pricing analysis, claims processing and denials management, payor contract management, revenue recovery and accounts receivable services. Our workflow solutions, together with our data management, compliance and audit tools, increase revenue capture and cash collections, reduce accounts receivable balances and increase regulatory compliance. Our RCM segment revenue is listed under the caption “Other service fees” on our condensed consolidated statements of operations and consists of the following components:

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

—	Transaction fees. For certain of our revenue cycle management solutions, we earn fees that vary based on the volume of client transactions or enrolled members.

—	Service fees. For certain of our RCM solutions, we earn fees based on a percentage of cash remittances collected and fixed-fee consulting arrangements. The related revenues are earned as services are rendered.

Operating Expenses

We classify our operating expenses as follows:

—	Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, incentive compensation and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our clients (indirect labor costs for these personnel are included in general and administrative expenses). As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue consists of costs of third-party products and services and client reimbursed out-of-pocket costs. Cost of revenue does not include certain expenses relating to hosting our services and providing support and related data center capacity (which is included in general and administrative expenses), and allocated amounts for rent, depreciation, amortization or other indirect operating costs because we do not consider the inclusion of these items in cost of revenue relevant to our business. However, cost of revenue does include the amortization for the cost of software to be sold, leased, or otherwise marketed. In addition, any changes in revenue mix between our SCM and RCM segments, including changes in revenue mix towards SaaS-based revenue and consulting services, may cause significant fluctuations in our cost of revenue and have a favorable or unfavorable impact on operating income.

—	Product development expenses. Product development expenses primarily consist of the salaries, benefits, incentive compensation and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services. Product development expenses are net of capitalized software development costs for predominantly internal use.

—	Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

—	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees and indirect time related to operational service-based employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

—	Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses may consist of: (i) costs incurred to complete acquisitions including due diligence, consulting and other related fees; (ii) integration-type costs relating to our completed acquisitions; (iii) other management restructuring costs; and (iv) acquisition-related fees associated with unsuccessful acquisition attempts.

—	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

—	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Results of Operations

Consolidated Tables

The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$119,406	$115,488	$245,767	$236,124
Revenue share obligation(1)	(49,315)	(44,986)	(99,430)	(89,103)
Other service fees	35,816	34,806	68,187	67,795

Total Spend and Clinical Resource Management	105,907	105,308	214,524	214,816
Revenue Cycle Management	69,508	65,434	131,758	128,763

Total net revenue	175,415	170,742	346,282	343,579
Operating expenses:
Spend and Clinical Resource Management	81,813	82,708	158,256	164,397
Revenue Cycle Management	58,243	55,884	115,218	111,577

Total segment operating expenses	140,056	138,592	273,474	275,974
Operating income
Spend and Clinical Resource Management	24,094	22,600	56,268	50,419
Revenue Cycle Management	11,265	9,550	16,540	17,186

Total segment operating income	35,359	32,150	72,808	67,605
Corporate expenses(2)	13,086	11,789	25,755	23,246

Operating income	22,273	20,361	47,053	44,359
Other income (expense):
Interest expense	(11,114)	(12,381)	(22,287)	(23,730)
Other income	31	276	89	317

Income before income taxes	11,190	8,256	24,855	20,946
Income tax expense	4,594	3,172	10,581	8,158

Net income	6,596	5,084	14,274	12,788
Reportable segment adjusted EBITDA(3):
Spend and Clinical Resource Management	42,300	42,942	92,250	96,654
Revenue Cycle Management	$19,613	$17,022	$33,014	$31,712
Reportable segment adjusted EBITDA margin(4):
Spend and Clinical Resource Management	39.9%	40.8%	43.0%	45.0%
Revenue Cycle Management	28.2%	26.0%	25.1%	24.6%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of the corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended June 30, 2014 and June 30, 2013

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$119,406	68.1%	$115,488	67.6%	$3,918	3.4%
Revenue share obligation(1)	(49,315)	(28.1)	(44,986)	(26.3)	(4,329)	9.6
Other service fees	35,816	20.4	34,806	20.4	1,010	2.9

Total Spend and Clinical Resource Management	105,907	60.4	105,308	61.7	599	0.6
Revenue Cycle Management	69,508	39.6	65,434	38.3	4,074	6.2

Total net revenue	$175,415	100.0%	$170,742	100.0%	$4,673	2.7%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the three months ended June 30, 2014 was $175.4 million, an increase of approximately $4.7 million, or 2.7%, from total net revenue of $170.7 million for the three months ended June 30, 2013. The increase in total net revenue was comprised of a $0.6 million increase in SCM revenue and a $4.1 million increase in RCM revenue. For the three months ended June 30, 2014 and 2013, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 1.7% and 1.2%, respectively. Revenue may fluctuate materially from period to period based upon a number of factors including achieving and thereof receiving client acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the three months ended June 30, 2014 was $105.9 million, an increase of $0.6 million, or 0.6%, from net revenue of $105.3 million for the three months ended June 30, 2013. The increase was the result of an increase in gross administrative fees of $3.9 million, or 3.4%, and an increase in other service fees of $1.0 million partially offset by a $4.3 million increase in non-GAAP revenue share obligation.

—	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $3.9 million, or 3.4%, as compared to the prior period, primarily due to an increase in the average administrative fee percentage realized under our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—	Revenue share obligation. Non-GAAP revenue share obligation increased $4.3 million, or 9.6%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 41.3% and 39.0% for the three months ended June 30, 2014 and 2013, respectively. The increase was primarily attributable to certain large volume clients who are entitled to receive a higher revenue share percentage due to increased purchasing volume. We may continue to experience fluctuations in our revenue share ratio based on the mix of such clients who are entitled to a higher revenue share percentage. As a result, we expect our non-GAAP revenue share obligation to increase in future periods.

—	Other service fees. The $1.0 million, or 2.9%, increase in other service fees was primarily driven by higher revenue from our advisory and consulting services and analytical tool services compared to the prior period. In addition, we recorded $5.8 million in revenue associated with our annual client and vendor meeting for the three months ended June 30, 2014 compared to $5.3 million for the three months ended June 30, 2013.

Revenue Cycle Management net revenue. RCM net revenue for the three months ended June 30, 2014 was $69.5 million, an increase of $4.1 million, or 6.2%, from net revenue of $65.4 million for the three months ended June 30, 2013. The increase was attributable to a $2.2 million increase in revenue from our revenue cycle technology tools and a $1.9 million increase in revenue from our comprehensive revenue cycle service engagements inclusive of performance-related fee revenue. As we engage new clients, renew with existing clients and complete existing contracts, we may experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Three Months Ended June 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$40,361	23.0%	$37,496	22.0%	$2,865	7.6%
Product development expenses	6,642	3.8	7,975	4.7	(1,333)	(16.7)
Selling and marketing expenses	20,721	11.8	20,285	11.9	436	2.1
General and administrative expenses	59,529	33.9	57,199	33.5	2,330	4.1
Restructuring, acquisition and integration- related expenses	-	0.0	1,435	0.8	(1,435)	(100.0)
Depreciation	11,862	6.8	9,876	5.8	1,986	20.1
Amortization of intangibles	14,027	8.0	16,115	9.4	(2,088)	(13.0)

Total operating expenses	153,142	87.3	150,381	88.1	2,761	1.8
Operating expenses by segment:
Spend and Clinical Resource Management	81,813	46.6	82,708	48.4	(895)	(1.1)
Revenue Cycle Management	58,243	33.2	55,884	32.7	2,359	4.2

Total segment operating expenses	140,056	79.8	138,592	81.2	1,464	1.1
Corporate expenses	13,086	7.5	11,789	6.9	1,297	11.0

Total operating expenses	$153,142	87.3%	$150,381	88.1%	$2,761	1.8%

Cost of revenue. Cost of revenue for the three months ended June 30, 2014 was $40.4 million, or 23.0% of total net revenue, an increase of $2.9 million, or 7.6%, from cost of revenue of $37.5 million, or 22.0% of total net revenue, for the three months ended June 30, 2013. The increase was primarily attributable to an increase in service-related engagements in our SCM segment, which resulted in a higher cost of revenue as these engagements are generally more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our clients. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the three months ended June 30, 2014 were $6.6 million, or 3.8% of total net revenue, a decrease of approximately $1.3 million, or 16.7%, from product development expenses of $7.9 million, or 4.7% of total net revenue, for the three months ended June 30, 2013. The decrease was primarily attributable to a $1.3 million decrease in compensation expense relating to a reduction in workforce in addition to an increase in capitalized costs. Our product development capitalization rate for the three months ended June 30, 2014 and 2013, was 65.3% and 57.0%, respectively. We may experience fluctuations in our capitalization rate due to the timing of our product development investments associated with new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2014 were $20.7 million, or 11.8% of total net revenue, an increase of $0.4 million, or 2.1%, from selling and marketing expenses of $20.3 million, or 11.9% of total net revenue, for the three months ended June 30, 2013. The increase was primarily attributable to a $1.0 million increase in compensation expense partially offset by a $0.6 million decrease in expenses associated with our client and vendor meeting. Total expenses related to our client and vendor meeting amounted to $6.0 million and $6.6 million for the three months ended June 30, 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2014 were $59.5 million, or 33.9% of total net revenue, an increase of $2.3 million, or 4.1%, from general and administrative expenses of $57.2 million, or 33.5% of total net revenue, for the three months ended June 30, 2013. The increase was attributable to a $0.9 million increase in telecommunications expense; a $0.8 million increase in share-based compensation; a $0.6 million increase in professional fees; and a $0.4 million increase in other operating infrastructure expense. The increase was partially offset by a $0.4 million decrease in compensation expense.

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the three months ended June 30, 2014 were zero compared to restructuring, acquisition and integration-related expenses of $1.4 million, or 0.8% of total net revenue, for the three months ended June 30, 2013. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the three months ended June 30, 2014 was $11.9 million, or 6.8% of total net revenue, an increase of $2.0 million, or 20.1%, from depreciation of $9.9 million, or 5.8% of total net revenue, for the three months ended June 30, 2013. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the three months ended June 30, 2014 was $14.0 million, or 8.0% of total net revenue, a decrease of $2.1 million, or 13.0%, from amortization of intangibles of $16.1 million, or 9.4% of total net revenue, for the three months ended June 30, 2013. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the three months ended June 30, 2014 were $81.8 million, or 46.6% of total net revenue, a decrease of $0.9 million, or 1.1%, from approximately $82.7 million, or 48.4% of total net revenue for the three months ended June 30, 2013. As a percentage of SCM segment net revenue, segment expenses were 77.2% and 78.5% for the three months ended June 30, 2014 and 2013, respectively.

The decrease was primarily attributable to a $1.4 million decrease in restructuring, acquisition and integration-related costs including severance, retention, certain performance-related salary-based compensation; a $1.4 million decrease in compensation expense; a $1.2 million decrease in the amortization of intangibles as certain intangible assets reached the end of their useful life; a $1.0 million decrease in advertising expense; and a $0.6 million decrease in expenses associated with our client and vendor meeting. The decrease was partially offset by a $2.3 million increase in cost of revenue in connection with higher direct labor costs; a $1.2 million increase in telecommunications expense; a $0.6 million increase in share-based compensation expense; and a $0.5 million increase in other operating infrastructure expense.

Revenue Cycle Management expenses. RCM operating expenses for the three months ended June 30, 2014 were $58.2 million, or 33.2% of total net revenue, an increase of $2.3 million, or 4.2%, from $55.9 million, or 32.7% of total net revenue, for the three months ended June 30, 2013. As a percentage of RCM segment net revenue, segment expenses were 83.8% and 85.4% for the three months ended June 30, 2014 and 2013, respectively.

The increase was primarily attributable to a $1.7 million increase in depreciation expense; a $1.2 million increase in compensation expense; a $0.5 million increase in professional fees; and a $0.5 million increase in other operating infrastructure expense. The increase was partially offset by a $0.9 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life and a $0.7 million decrease in telecommunications expense.

Corporate expenses. Corporate expenses for the three months ended June 30, 2014 were $13.1 million, an increase of $1.3 million, or 11.0%, from $11.8 million for the three months ended June 30, 2013, or 7.5% and 6.9% of total net revenue, respectively. The increase in corporate expenses was attributable to a $0.9 million increase in share-based compensation expense; a $0.6 million increase in telecommunications expense; and a $0.5 million increase in depreciation expense. The increase was partially offset by a $0.5 million decrease in compensation expense and a $0.2 million decrease in other operating infrastructure expense.

Non-operating Expenses

Interest expense. Interest expense for the three months ended June 30, 2014 was $11.1 million, a decrease of $1.3 million from interest expense of $12.4 million for the three months ended June 30, 2013. As of June 30, 2014, we had total indebtedness of $786.8 million compared to $764.5 million as of December 31, 2013 and $822.3 million as of June 30, 2013. See Note 5 of the Notes to Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the three months ended June 30, 2014 and 2013 was approximately $0.1 million and $0.3 million, respectively, comprised mainly of rental income.

Income tax expense. Income tax expense for the three months ended June 30, 2014 was $4.6 million, an increase of $1.4 million from income tax expense of $3.2 million for the three months ended June 30, 2013, which was primarily attributable to increased income before taxes. Income tax expense recorded during the three months ended June 30, 2014 and 2013 reflected an effective income tax rate of 41.1% and 38.4%, respectively. The increase in our effective tax rate was primarily driven by: (i) credits for research and development expenditures, which were the result of legislation enacted during the three months ended March 31, 2013 for tax years 2012 and 2013 (such legislation has not been enacted for years beginning after December 31, 2013); and (ii) an increase in the limitation of our deduction of certain compensation under Sec. 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

Comparison of the Six Months Ended June 30, 2014 and June 30, 2013

	Six Months Ended June 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$245,767	71.0%	$236,124	68.7%	$9,643	4.1%
Revenue share obligation(1)	(99,430)	(28.7)	(89,103)	(25.9)	(10,327)	11.6
Other service fees	68,187	19.7	67,795	19.7	392	0.6

Total Spend and Clinical Resource Management	214,524	62.0	214,816	62.5	(292)	(0.1)
Revenue Cycle Management	131,758	38.0	128,763	37.5	2,995	2.3

Total net revenue	$346,282	100.0%	$343,579	100.0%	$2,703	0.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the six months ended June 30, 2014 was $346.3 million, an increase of approximately $2.7 million, or 0.8%, from total net revenue of $343.6 million for the six months ended June 30, 2013. The increase in total net revenue was comprised of a $3.0 million increase in RCM revenue partially offset by a $0.3 million decrease in SCM revenue. For the six months ended June 30, 2014 and 2013, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 2.8% and 3.8%, respectively. Revenue may fluctuate materially from period to period based upon a number of factors including achieving and thereof receiving client acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the six months ended June 30, 2014 was $214.5 million, a decrease of $0.3 million, or 0.1%, from net revenue of $214.8 million for the six months ended June 30, 2013. The decrease was the result of a $10.3 million increase in non-GAAP revenue share obligation partially offset by an increase in gross administrative fees of $9.6 million and an increase in other service fees of $0.4 million.

—	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $9.6 million, or 4.1%, as compared to the prior period, primarily due to an increase in the average administrative fee percentage realized under our manufacturer and distributor contracts. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—	Revenue share obligation. Non-GAAP revenue share obligation increased $10.3 million, or 11.6%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 40.5% and 37.7% for the six months ended June 30, 2014 and 2013, respectively. The increase was primarily attributable to certain large volume clients who are entitled to receive a higher revenue share percentage due to increased purchasing volume. We may continue to experience fluctuations in our revenue share ratio based on the mix of such clients who are entitled to a higher revenue share percentage. As a result, we expect our non-GAAP revenue share obligation to increase in future periods.

—	Other service fees. The $0.4 million, or 0.6%, increase in other service fees was attributable to higher revenue from advisory and consulting services and analytical tool services compared to the prior period. In addition, we recorded $5.8 million in revenue associated with our annual client and vendor meeting for the six months ended June 30, 2014 compared to $5.3 million for the six months ended June 30, 2013.

Revenue Cycle Management net revenue. RCM net revenue for the six months ended June 30, 2014 was $131.8 million, an increase of $3.0 million, or 2.3%, from net revenue of $128.8 million for the six months ended June 30, 2013. The increase was attributable to higher revenue from our revenue cycle technology tools partially offset by lower performance-related fee revenue. As we engage new clients, renew with existing clients and complete existing contracts, we may experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Six Months Ended June 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$77,792	22.5%	$71,764	20.9%	$6,028	8.4%
Product development expenses	14,039	4.1	16,476	4.8	(2,437)	(14.8)
Selling and marketing expenses	35,914	10.4	34,027	9.9	1,887	5.5
General and administrative expenses	118,332	34.2	115,819	33.7	2,513	2.2
Restructuring, acquisition and integration- related expenses	1,697	0.5	9,465	2.8	(7,768)	(82.1)
Depreciation	23,402	6.8	19,053	5.5	4,349	22.8
Amortization of intangibles	28,053	8.1	32,616	9.5	(4,563)	(14.0)

Total operating expenses	299,229	86.4	299,220	87.1	9	0.0
Operating expenses by segment:
Spend and Clinical Resource Management	158,256	45.7	164,397	47.8	(6,141)	(3.7)
Revenue Cycle Management	115,218	33.3	111,577	32.5	3,641	3.3

Total segment operating expenses	273,474	79.0	275,974	80.3	(2,500)	(0.9)
Corporate expenses	25,755	7.4	23,246	6.8	2,509	10.8

Total operating expenses	$299,229	86.4%	$299,220	87.1%	$9	0.0%

Cost of revenue. Cost of revenue for the six months ended June 30, 2014 was $77.8 million, or 22.5% of total net revenue, an increase of $6.0 million, or 8.4%, from cost of revenue of $71.8 million, or 20.9% of total net revenue, for the six months ended June 30, 2013. The increase was primarily attributable to an increase in service-related engagements in our SCM segment, which resulted in a higher cost of revenue as these engagements are generally more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our clients. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the six months ended June 30, 2014 were $14.1 million, or 4.1% of total net revenue, a decrease of $2.4 million, or 14.8%, from product development expenses of $16.5 million, or 4.8% of total net revenue, for the six months ended June 30, 2013. The decrease was primarily attributable to a $2.6 million decrease in compensation expense relating to a reduction in workforce in addition to an increase in capitalized costs partially offset by a $0.3 million increase in share-based compensation. Our product development capitalization rate for the six months ended June 30, 2014 and 2013, was 59.8% and 53.4%, respectively. We may experience fluctuations in our capitalization rate due to the timing of our product development investments associated with new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2014 were $35.9 million, or 10.4% of total net revenue, an increase of $1.9 million, or 5.5%, from selling and marketing expenses of $34.0 million, or 9.9% of total net revenue, for the six months ended June 30, 2013. The increase was attributable to a $2.0 million increase in compensation expense; a $0.4 million increase in meeting expenses; a $0.4 million increase in share-based compensation; a $0.3 million increase in other operating infrastructure expense; and a $0.2 million increase in transportation expense. The increase was partially offset by a $0.6 million decrease in expenses related to our client and vendor meeting and a $0.7 million decrease in advertising expenses. Total expenses related to our client and vendor meeting amounted to $6.0 million and $6.6 million for the six months ended June 30, 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2014 were $118.3 million, or 34.2% of total net revenue, an increase of $2.5 million, or 2.2%, from general and administrative expenses of $115.8 million, or 33.7% of total net revenue, for the six months ended June 30, 2013. The increase was attributable to a $1.6 million increase in telecommunications expense; a $0.9 million increase in share-based compensation; a $0.9 million increase in compensation expense; a $0.5 million increase in professional fees; and a $0.2 million increase in other operating infrastructure expense. The increase was partially offset by a $1.0 million decrease in impairment charges and a $0.6 million decrease in transportation expense.

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the six months ended June 30, 2014 were $1.7 million, or 0.5% of total net revenue, a decrease of $7.8 million, or 82.1%, from restructuring, acquisition and integration-related expenses of $9.5 million, or 2.8% of total net revenue, for the six months ended June 30, 2013. The decrease was attributable to lower costs relating to severance, retention and salaries relating to redundant positions. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the six months ended June 30, 2014 was $23.4 million, or 6.8% of total net revenue, an increase of $4.4 million, or 22.8%, from depreciation of $19.0 million, or 5.5% of total net revenue, for the six months ended June 30, 2013. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the six months ended June 30, 2014 was $28.0 million, or 8.1% of total net revenue, a decrease of $4.6 million, or 14.0%, from amortization of intangibles of $32.6 million, or 9.5% of total net revenue, for the six months ended June 30, 2013. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the six months ended June 30, 2014 were $158.3 million, or 45.7% of total net revenue, a decrease of $6.1 million, or 3.7%, from approximately $164.4 million, or 47.8% of total net revenue for the six months ended June 30, 2013. As a percentage of SCM segment net revenue, segment expenses were 73.8% and 76.5% for the six months ended June 30, 2014 and 2013, respectively.

The decrease was primarily attributable to a $8.8 million decrease in restructuring, acquisition and integration-related costs including severance, retention, certain performance-related salary-based compensation; a $2.4 million decrease in the amortization of intangibles as certain intangible assets reached the end of their useful life; a $2.1 million decrease in compensation expense; a $1.4 million decrease in advertising expense; a $0.6 million decrease in expenses related to our client and vendor meeting; and a $0.4 million decrease in transportation expense. The decrease was partially offset by a $4.6 million increase in cost of revenue in connection with higher direct labor costs; a $2.2 million increase in telecommunications expense; a $1.1 million increase in other operating infrastructure expense; a $1.2 million increase in share-based compensation expense; a $0.3 million increase in professional fees; and a $0.2 million increase in rent expense.

Revenue Cycle Management expenses. RCM operating expenses for the six months ended June 30, 2014 were $115.2 million, or 33.3% of total net revenue, an increase of $3.6 million, or 3.3%, from $111.6 million, or 32.5% of total net revenue, for the six months ended June 30, 2013. As a percentage of RCM segment net revenue, segment expenses were 87.4% and 86.7% for the six months ended June 30, 2014 and 2013, respectively.

The increase was primarily attributable to a $3.4 million increase in depreciation expense; a $2.5 million increase in compensation expense; a $0.6 million increase in other operating infrastructure expense; a $0.6 million increase in cost of revenue driven by higher third party payments and project labor costs associated with our revenue cycle services engagements; a $0.5 million restructuring charge; a $0.4 million increase in professional fees; and a $0.2 million increase in share-based compensation. The increase was partially offset by a $2.1 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life; a $1.5 million decrease in telecommunications expense; and a $1.0 million decrease in an impairment charge that occurred in the prior year.

Corporate expenses. Corporate expenses for the six months ended June 30, 2014 were $25.7 million, an increase of $2.5 million, or 10.8%, from $23.2 million for the six months ended June 30, 2013, or 7.4% and 6.8% of total net revenue, respectively. The increase in corporate expenses was attributable to a $1.1 million increase in share-based compensation expense; a $1.1 million increase in telecommunications expense; and a $1.0 million increase in depreciation expense. The increase was partially offset by a $0.4 million decrease in other operating infrastructure expense and a $0.3 million decrease in professional fees.

Non-operating Expenses

Interest expense. Interest expense for the six months ended June 30, 2014 was $22.3 million, a decrease of $1.4 million from interest expense of $23.7 million for the six months ended June 30, 2013. As of June 30, 2014, we had total indebtedness of $786.8 million compared to $764.5 million as of December 31, 2013 and $822.3 million as of June 30, 2013. See Note 5 of the Notes to Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the six months ended June 30, 2014 and 2013 was $0.1 million and $0.3 million, respectively, comprised mainly of rental income.

Income tax expense. Income tax expense for the six months ended June 30, 2014 was $10.6 million, an increase of $2.4 million from income tax expense of $8.2 million for the six months ended June 30, 2013, which was primarily attributable to increased income before taxes. Income tax expense recorded during the six months ended June 30, 2014 and 2013 reflected an effective income tax rate of 42.6% and 38.9%, respectively. The increase in our effective tax rate was primarily driven by: (i) credits for research and development expenditures, which were the result of legislation enacted during the three months ended March 31, 2013 for tax years 2012 and 2013 (such legislation has not been enacted for years beginning after December 31, 2013); and (ii) an increase in the limitation of our deduction of certain compensation under Sec. 162(m) of the Code.

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

As of June 30, 2014, we had $50.0 million drawn on our revolving credit facility resulting in $149.0 million of availability under our revolving credit facility inclusive of the swing line component (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of June 30, 2014 and December 31, 2013, we had cash and cash equivalents of $6.0 million and $2.8 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)
Net income	$14.3	$12.8	$1.5	11.7%
Non-cash items	58.2	59.1	(0.9)	(1.5)
Net changes in working capital	(21.7)	(4.3)	(17.4)	(404.7)

Net cash provided by operations	$50.8	$67.6	$(16.8)	(24.9%)

Net income represents the income attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include bad debt expense, depreciation for fixed assets, amortization of intangible assets, share-based compensation expense, deferred income tax expense, excess tax benefit from the exercise of stock options, (gain) loss on sale of assets, amortization of debt issuance costs, impairment of assets and non-cash interest expense. Refer to our condensed consolidated statement of cash flows for details regarding these non-cash items. The total for these non-cash expenses was $58.2 million and $59.1 million for the six months ended June 30, 2014 and 2013, respectively. The decrease in non-cash expenses for the six months ended June 30, 2014 compared to June 30, 2013 was primarily attributable to: (i) a $4.6 million decrease in the amortization of intangibles; (ii) a $2.4 million impairment of assets that occurred in the prior year; and (iii) a $2.3 million increase in our deferred income tax benefit. The decrease was partially offset by: (i) a $4.3 million increase in depreciation expense; (ii) a $2.5 million increase in share-based compensation; and (iii) a $1.5 million decrease in the excess tax benefit from exercise of equity awards. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the six months ended June 30, 2014, the working capital changes resulting in a decrease to cash flow from operations of $21.7 million primarily consisted of the following:

Decrease to cash flow

—	an increase in accounts receivable of $10.4 million primarily related to the timing of invoicing and cash collections;

—	an increase in prepaid expenses and other assets of $2.7 million primarily related to an increase in software maintenance costs of $1.3 million and prepaid taxes of $0.8 million;

—	a $6.9 million working capital decrease in trade accounts payable due to the timing of various payment obligations; and

—	a $12.1 million decrease in accrued payroll and benefits due to payroll cycle timing and the payment of our 2013 performance-based compensation expense.

The working capital changes resulting in decreases to cash flow from operations discussed above were partially offset by an increase in deferred revenue of $10.0 million for cash receipts not yet recognized as revenue.

For the six months ended June 30, 2013, the working capital changes resulting in a decrease to cash flow from operations of $4.3 million primarily consisted of the following:

Decrease to cash flow

—	a $1.7 million working capital decrease in trade accounts payable due to the timing of various payment obligations;

—	a $10.3 million decrease in accrued payroll and benefits due to payroll cycle timing and the payment of our 2012 performance based compensation expense; and

—	a decrease in deferred revenue of $3.2 million for cash receipts not yet recognized as revenue.

The working capital changes resulting in increases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in increases to cash flow:

Increase to cash flow

—	a decrease in accounts receivable of $1.1 million primarily related to the timing of invoicing and cash collections;

—	a decrease in prepaid expenses and other assets of $1.1 million primarily related to an increase in software maintenance costs of $2.2 million; and an increase in deferred royalty costs of $0.6 million partially offset by lower prepaid taxes of $3.9 million;

—	a $3.8 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO; and

—	a $5.2 million increase in other accrued expenses primarily due to recording certain exit costs relating to our facilities consolidation partially offset by the timing of other payment obligations.

Investing Activities.

Investing activities used $28.1 million of cash for the six months ended June 30, 2014 which included $20.9 million for investment in software development and $7.2 million of capital expenditures.

Investing activities used $24.2 million of cash for the six months ended June 30, 2013 which included: $18.9 million for investment in software development and $5.3 million of capital expenditures.

We believe that cash used in investing activities will continue to be materially impacted by continued growth in investments in property and equipment and capitalized software. Our property, equipment, and software investments consist primarily of SaaS-based technology infrastructure to provide capacity for expansion of our client base, including computers and related equipment and software purchased or implemented by outside parties. Our software development investments consist primarily of company-managed design, development, testing and deployment of new application functionality. In addition, cash used in investing activities may be materially impacted by future acquisitions.

Financing Activities.

Financing activities used $19.5 million of cash for the six months ended June 30, 2014. We made payments on our Term Loan Facility of $17.8 million consisting of $7.8 million in scheduled principal payments and a $10.0 million voluntary prepayment and we also made payments of $34.1 million on our swing line and $0.3 million on our finance obligation (discussed below). In addition, we purchased 1,781,074 shares of common stock under our share repurchase program totaling $42.7 million and settled the tax liability relating to shares surrendered for tax withholdings totaling $2.8 million. This was partially offset by $74.1 million received from borrowings on our revolving credit facility (inclusive of our swing line borrowings of $34.1 million); $2.6 million received from the issuance of common stock and $1.5 million from the excess tax benefit from the exercise of stock options. As of June 30, 2014, the Credit Agreement requires an assessment of excess cash flow for our fiscal year ended December 31, 2014. We would be required to make any excess cash flow payment during the first quarter of 2015.

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

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of June 30, 2014 for each respective year (Unaudited, in thousands):

Amount
2014	$5,729(1)
2015	10,382
2016	7,125
2017	6,958
2018	6,086
Thereafter	44,996

Total future minimum rental payments	$81,276

(1)	Represents the remaining rental payments due during the fiscal year ending December 31, 2014.

As of June 30, 2014, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources except for the following.

In July 2014, we entered into a new operating lease agreement for approximately 108,000 square feet of office space in Alpharetta, Georgia. The lease term commences on or around January 1, 2016 with an initial term of fifteen years plus an option to extend the lease term for up to ten years. The total estimated rental commitment under the initial term of the lease agreement is approximately $41.6 million (amount is excluded from the table above).

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

The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation	2014	2013	2014	2013
	(Unaudited, in thousands)		(Unaudited, in thousands)
Net income	$6,596	$5,084	$14,274	$12,788
Depreciation	11,862	9,876	23,402	19,053
Depreciation (included in cost of revenue)	648	571	1,072	1,169
Amortization of intangibles	14,027	16,115	28,053	32,616
Interest expense, net of interest income(1)	11,114	12,382	22,287	23,731
Income tax expense	4,594	3,172	10,581	8,158

EBITDA	48,841	47,200	99,669	97,515
Share-based compensation expense(2)	5,592	4,011	9,894	7,422
Rental income from capitalizing building lease(3)	(109)	(109)	(219)	(219)
Restructuring, acquisition and integration-related expenses(4)	-	1,435	1,697	9,465

Adjusted EBITDA	$54,324	$52,537	$111,041	$114,183

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statement of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of this rental income.

(4)	Represents the amount attributable to restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

Adjusted Net Income and Diluted Adjusted Earnings Per Share. The Company defines: i) adjusted net income as net income excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items on a tax-adjusted basis, non-cash share-based compensation and certain restructuring, acquisition and integration-related expenses on a tax-adjusted basis; and ii) diluted adjusted EPS as earnings per share excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items, non-cash share-based compensation and certain restructuring, acquisition and integration-related expenses on a tax-adjusted basis. Adjusted net income and diluted adjusted EPS are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Diluted adjusted EPS growth has been used historically by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s LTPIP will vest. Use of these measures allows management and the Board to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and assess organic growth and accretive business transactions. As a significant portion of senior management’s incentive-based compensation historically has been based on the achievement of certain diluted adjusted EPS growth over time, which is intended to reward them for organic growth and accretive business transactions, investors may find such information useful; however, as non-GAAP financial measures, adjusted net income and diluted adjusted EPS are not the sole measures of the Company’s financial performance and may not be the best measures for investors to gauge such performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited, in thousands)
Net income	$6,596	$5,084	$14,274	$12,788
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	14,027	16,589	28,053	33,564
Pre-tax non-cash, share-based compensation(1)	5,592	4,011	9,894	7,422
Pre-tax restructuring, acquisition and integration related expenses(2)	-	1,435	1,697	9,465

Tax effect on pre-tax adjustments(3)	(7,847)	(8,814)	(15,857)	(20,180)

Non-GAAP adjusted net income	$18,368	$18,305	$38,061	$43,059

	Three Months Ended June 30,		Six Months Ended June 30,
Per share data	2014	2013	2014	2013
	(Unaudited)
EPS—diluted	$0.11	$0.08	$0.23	$0.21
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	0.23	0.27	0.46	0.55
Pre-tax non-cash, share-based compensation(1)	0.09	0.07	0.16	0.12
Pre-tax restructuring, acquisition and integration related expenses(2)	-	0.02	0.03	0.16

Tax effect on pre-tax adjustments(3)	(0.13)	(0.14)	(0.26)	(0.33)

Non-GAAP adjusted EPS—diluted	$0.30	$0.30	$0.62	$0.71

Weighted average shares—diluted (in 000s)	60,946	60,665	61,419	60,628

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact, on a pre-tax basis, of restructuring, acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. We used a tax rate of 40.0% for the three and six months ended June 30, 2014 and 2013 because we believe the 40% will be our normalized long-term tax rate. The effective tax rate for the three months ended June 30, 2014 and 2013 was 41.1% and 38.4%, respectively. The effective tax rate for the six months ended June 30, 2014 and 2013 was 42.6% and 38.9%, respectively.

New Pronouncements

Share-Based Compensation

In June 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The update will be effective on January 1, 2016.

Revenue Recognition

In May 2014, the FASB issued an accounting standard update relating to revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The update will replace most existing revenue recognition guidance under generally accepted accounting principles when it becomes effective. The update is effective for us on January 1, 2017. Early application is not permitted. The update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the update will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Discontinued Operations

In April 2014, the FASB issued an accounting standard update which revises what qualifies as a discontinued operation and changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This update will be effective for applicable transactions occurring after January 1, 2015.

Income Taxes

In July 2013, the FASB issued an accounting standard update relating to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This update amends existing GAAP that required in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We adopted this update on January 1, 2014.

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

Interest rate risk. We had outstanding borrowings on our Term Loan Facility and Revolving Credit Facility of $461.8 million as of June 30, 2014. The Term A Facility and the Revolving Credit Facility bear interest at LIBOR plus an applicable margin. The Term B Facility bears interest at LIBOR, subject to a floor of 1.25% plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of June 30, 2014, which bears interest at 8% per annum.

To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loans, would have resulted in an approximate $2.3 million increase to our interest expense for the six months ended June  30, 2014.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the six months ended June 30, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(In thousands, except share and per share data)
March 1-31, 2014(1)	640,000	$25.08	640,000	$58,939
April 1-30, 2014	200,000	$24.75	840,000	53,984
May 1-31, 2014	941,074	$23.13	1,781,074	32,308
June 1-30, 2014	3,071	$21.97	1,784,145	32,241

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*	Amendment to Employment Agreement, dated June 26, 2014, by and between the Company and Rand Ballard
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ JOHN A. BARDIS	Chairman of the Board of Directors and Chief Executive Officer	August 1, 2014
Name: John A. Bardis	(Principal Executive Officer)

/s/ CHARLES O. GARNER	Chief Financial Officer	August 1, 2014
Name: Charles O. Garner	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1*	Amendment to Employment Agreement, dated June 26, 2014, by and between the Company and Rand Ballard
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith