Form 10-Q
period 2014-09-30
MEDASSETS INC
filed 2014-11-07
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 23, 2014, the registrant had 60,207,567 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MedAssets, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$13,893	$2,790
Accounts receivable, net of allowances of $2,617 and $2,568 as of September 30, 2014 and December 31, 2013, respectively	109,939	87,636
Deferred tax asset, current portion	-	4,535
Prepaid expenses and other current assets	24,397	24,059

Total current assets	148,229	119,020
Property and equipment, net	162,560	157,747
Other long term assets
Goodwill	1,108,360	1,027,847
Intangible assets, net	291,151	267,440
Other	40,479	41,695

Other long term assets	1,439,990	1,336,982

Total assets	$1,750,779	$1,613,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$21,211	$24,066
Accrued revenue share obligation and rebates	78,623	77,398
Accrued payroll and benefits	30,119	41,587
Other accrued expenses	16,887	12,126
Deferred revenue, current portion	72,321	46,523
Current portion of notes payable	20,187	15,500
Current portion of finance obligation	287	255

Total current liabilities	239,635	217,455
Notes payable, less current portion	554,688	424,000
Bonds payable	325,000	325,000
Finance obligation, less current portion	8,551	8,781
Deferred revenue, less current portion	17,076	16,369
Deferred tax liability	109,486	121,083
Other long term liabilities	10,706	11,272

Total liabilities	1,265,142	1,123,960
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 60,204,000 and 61,740,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	602	617
Additional paid-in capital	690,981	717,132
Accumulated deficit	(205,946)	(227,960)

Total stockholders’ equity	485,637	489,789

Total liabilities and stockholders’ equity	$1,750,779	$1,613,749

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$70,788	$69,426	$217,125	$216,447
Other service fees	104,917	96,945	304,862	293,503

Total net revenue	175,705	166,371	521,987	509,950

Operating expenses:
Cost of revenue (inclusive of amortization expense of $1,094 and $571 for the three months ended September 30, 2014 and 2013, respectively; and $2,166 and $1,740 for the nine months ended September 30, 2014 and 2013, respectively)	42,439	38,246	120,231	110,010
Product development expenses	8,106	7,173	22,145	23,649
Selling and marketing expenses	14,273	12,898	50,187	46,925
General and administrative expenses	57,579	59,095	175,911	174,914
Restructuring, acquisition and integration-related expenses	3,010	111	4,707	9,576
Depreciation	11,845	10,926	35,247	29,979
Amortization of intangibles	13,936	15,341	41,989	47,957

Total operating expenses	151,188	143,790	450,417	443,010

Operating income	24,517	22,581	71,570	66,940
Other income (expense):
Interest (expense)	(11,338)	(11,814)	(33,625)	(35,544)
Other income	273	118	362	435

Income before income taxes	13,452	10,885	38,307	31,831
Income tax expense	5,712	3,983	16,293	12,141

Net income	$7,740	$6,902	$22,014	$19,690

Basic and diluted income per share:
Basic net income per share	$0.13	$0.12	$0.37	$0.33

Diluted net income per share	$0.13	$0.11	$0.36	$0.32

Weighted average shares—basic	59,401	59,936	59,917	59,446
Weighted average shares—diluted	60,662	61,476	61,269	60,912

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2014

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances at December 31, 2013	61,740	$617	$717,132	$ (227,960)	$489,789

Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	375	4	3,374	-	3,378
Shares surrendered to pay taxes on vesting of restricted stock	(126)	(1)	(3,021)		(3,022)
Stock compensation expense	-	-	14,703	-	14,703
Repurchase of common stock	(1,785)	(18)	(42,753)	-	(42,771)
Excess tax benefit from equity award exercises, net	-	-	1,546	-	1,546
Net income				22,014	22,014

Balances at September 30, 2014	60,204	$602	$690,981	$ (205,946)	$485,637

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(In thousands)
Operating activities
Net income	$22,014	$19,690
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	100	-
Depreciation	37,413	31,719
Amortization of intangibles	41,989	47,957
Impairment of assets	-	2,403
Loss (gain) on sale of assets	24	(123)
Noncash stock compensation expense	14,703	11,783
Excess tax benefit from exercise of equity awards	(1,788)	(5,091)
Amortization of debt issuance costs	2,829	2,858
Noncash interest expense, net	309	349
Deferred income tax benefit	(6,883)	(69)
Changes in assets and liabilities:
Accounts receivable	(13,204)	5,494
Prepaid expenses and other assets	1,552	(3,115)
Other long-term assets	386	(1,061)
Accounts payable	(4,348)	(4,651)
Accrued revenue share obligations and rebates	1,225	4,105
Accrued payroll and benefits	(13,068)	(7,351)
Other accrued expenses and long-term liabilities	4,195	8,357
Deferred revenue	8,604	(3,431)

Cash provided by operating activities	96,052	109,823

Investing activities
Purchases of property, equipment and software, net	(9,820)	(16,259)
Capitalized software development costs	(30,568)	(30,168)
Acquisitions, net of cash acquired	(138,233)	-

Cash used in investing activities	(178,621)	(46,427)

Financing activities
Borrowings from revolving credit facility	216,080	-
Repayment of notes payable	(21,625)	(91,625)
Repayment of revolving credit facility	(59,080)	-
Repayment of finance obligation	(507)	(507)
Debt issuance costs	(569)	-
Excess tax benefit from exercise of equity awards	1,788	5,091
Issuance of common stock, net of offering costs	3,378	9,911
Purchase of treasury shares, including shares surrendered for tax withholdings	(45,793)	-

Cash provided by (used in) financing activities	93,672	(77,130)

Net increase (decrease) in cash and cash equivalents	11,103	(13,734)
Cash and cash equivalents, beginning of period	2,790	13,734

Cash and cash equivalents, end of period	$13,893	$-

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

The accompanying unaudited condensed consolidated financial statements, and condensed consolidated balance sheet as of December 31, 2013, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2014.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013 included in our annual report on Form 10-K as filed with the SEC on March 3, 2014 in addition to our quarterly reports filed on Form 10-Q for periods after December 31, 2013. These financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

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

Cash and cash equivalents were $13,893 and $2,790 as of September 30, 2014 and December 31, 2013, respectively. We had $167,000 and $10,000 outstanding on our revolving credit facility as of September 30, 2014 and December 31, 2013, respectively. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 5 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $13,393 as of September 30, 2014.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to disclosures of uncertainties about an entity’s ability to continue as a going concern. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in the event that there is such substantial doubt. The update will be effective on January 1, 2016.

Share-Based Compensation

In June 2014, the FASB issued an accounting standard update relating to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The update will be effective on January 1, 2016.

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

In January 2014, our management approved and initiated a plan to restructure our operations resulting in certain workforce changes within the Company that resulted in costs of approximately $1,697. During the three months ended September 30, 2014 and 2013, we expensed restructuring and exit and integration-related costs of zero and $111, respectively. During the nine months ended September 30, 2014 and 2013, we expensed restructuring and exit and integration-related costs of $1,697 and $9,576, respectively. These costs are included within the restructuring, acquisition and integration-related expenses line on the accompanying condensed consolidated statements of operations. As of September 30, 2014, cash payments were made of approximately $2,111 and we had approximately $205 included in current liabilities for these employee-related costs that we expect to pay over the next twelve months.

Acquisition Activities

Sg2 Acquisition

On August 13, 2014, we entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Michael A. Sachs (“Sachs”), Michael J. Burke (“Burke”), Michael A. Sachs Charitable Remainder Unitrust (“Sachs Trust”), Michael J. Burke Trust Dated September 5, 2002 (“Burke Trust”), SG-2 Management, LLC (“Mgmt”), SG-2 Management B, LLC (“Mgmt B” and, together with Sachs, Burke, Sachs Trust, Burke Trust and Mgmt, collectively, the “Sellers”), Sachs, in his capacity as the Sellers’ Representative and SG-2, LLC (“SG-2”). The Purchase Agreement contemplated a purchase by the Company of one hundred percent of the issued and outstanding equity interests of SG-2 (the “Acquisition”) from the Sellers. The Acquisition was consummated on September 22, 2014 and we paid an aggregate purchase price of approximately $138,233 (subject to certain purchase price adjustments). We funded the Acquisition with cash on hand and borrowings under our existing credit facility.

Sg2 is a leading provider of healthcare market intelligence, strategic analytics and clinical consulting services that help more than 1,500 hospitals and health systems, as well as pharmaceutical and medical device companies, understand current and future market dynamics in order to capitalize on growth and performance improvement opportunities.

The preliminary purchase price is subject to change based upon the final agreement of certain adjustments with the Sellers. Any subsequent adjustments to the purchase price will be recorded as an increase or decrease to goodwill.

The purchase price paid for Sg2 and the resulting goodwill of $80,513 reflects a premium relative to the value of identified assets due to the strategic importance of the transaction to us and because Sg2’s business model does not rely intensively on fixed assets.

We expect that all of the goodwill and identified intangible assets will be deductible for income tax purposes.

Sg2 Purchase Price Allocation

The following table summarizes the consideration paid for Sg2 and the preliminary amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Fair value of total consideration transferred	$138,233

Recognized amounts of identifiable assets acquired and liabilitied assumed
Current assets	$11,090
Property and equipment	2,559
Intangible assets	65,700
Current liabilities	(21,629)

Total identifiable net assets	57,720
Goodwill	80,513

$138,233

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The fair value of current assets acquired includes trade accounts receivable due under agreements with customers with a fair value of approximately $9,198. The gross amount due under customer contracts is $9,598, of which $400 is expected to be uncollectible.

Included in the purchase price allocation are the fair value of acquired identified intangible assets of $65,700, the fair value of which was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. The fair value of acquired identified intangible assets of $65,700 is preliminary pending receipt of final valuations for those assets. Our preliminary fair value estimates are as follows:

	Preliminary Estimated fair value	Weighted- average useful lives
Customer base	$32,300	11 year life
Developed technology	30,600	6 year life
Tradename	1,100	3 year life
Non-compete agreement	1,700	3 year life

Total aquired identified intangibles	$65,700

Also included in the purchase price allocation is the estimated fair value of the service obligation assumed of our acquired commitment to provide continued SaaS-based software for customer relationships that existed prior to the acquisition where the requisite service period has not yet expired. The estimated fair value of the obligation and other future services was determined utilizing a top-down approach. The top-down approach relies on market indicators of expected revenue for any obligation yet to be delivered with appropriate adjustments. Conceptually, we start with the amount we would expect to receive in a transaction, less primarily the estimated selling effort, which has already been performed, including an estimated profit margin on that selling effort. As a result of allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of Sg2’s September 22, 2014 deferred revenue by $1,923 down to $17,901, an amount representing our estimate of the fair value of the service obligation assumed.

In connection with the acquisition, we incurred approximately $3,010 of costs primarily related to legal, financial, and accounting professional advisors. These costs were expensed as incurred and are included in the restructuring, acquisition and integration-related line item on the accompanying condensed consolidated statement of operations.

The operating results of Sg2 have been included in our condensed consolidated statement of operations within our Spend and Clinical Resource Management (“SCM”) reporting segment since the acquisition date of September 22, 2014. Sg2 contributed immaterial revenues and net earnings from the date of acquisition through September 30, 2014.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of MedAssets and Sg2 on a pro forma basis. The pro forma information is presented as if the companies had been combined on January 1, 2013. The 2014 and 2013 pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the Acquisition:

—	adjustments to reduce net revenue by approximately $428 and $1,739 during the three and nine months ended September 30, 2013, respectively, related to purchase accounting adjustments that reflect the fair value of the deferred revenue acquired;

—	adjustments to exclude approximately $3,661 during the three and nine months ended September 30, 2014 of certain non-recurring expenses related to one-time special employee bonuses paid by Sg2 in connection with the Acquisition. The supplemental pro forma earnings for the three and nine months ended September 30, 2013 were adjusted to include this charge; and

—	adjustments to exclude approximately $3,010 during the three and nine months ended September 30, 2014 of certain non-recurring expenses in connection with the Acquisition primarily related to legal, financial, and accounting professional advisors. The supplemental pro forma earnings for the three and nine months ended September 30, 2013 were adjusted to include these charges.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period:

	Pro forma
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$185,552	$174,732	$553,875	$535,478
Net income	8,136	173	20,083	8,421
Basic net income per share	$0.14	$0.00	$0.34	$0.14
Diluted net income per share	$0.13	$0.00	$0.33	$0.14

4.	DEFERRED REVENUE

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

The following table summarizes the deferred revenue categories and balances as of:

	September 30, 2014	December 31, 2013
Software and implementation fees	$47,194	$27,393
Service fees	24,981	22,363
Administrative fees	14,228	10,935
Other fees	2,994	2,201

Deferred revenue, total	89,397	62,892
Less: Deferred revenue, current portion	(72,321)	(46,523)

Deferred revenue, non-current portion	$17,076	$16,369

As of September 30, 2014 and December 31, 2013, deferred revenue included in our condensed consolidated balance sheets that was contingent upon meeting performance targets was $6,451 and $6,516, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target as determined by the customer arrangement.

5.	NOTES AND BONDS PAYABLE

The balances of our notes and bonds payable are summarized as follows as of:

	September 30, 2014	December 31, 2013
Term A facility	$228,125	$237,500
Term B facility	179,750	192,000
Revolving credit facility	167,000	10,000

Total notes payable	574,875	439,500
Bonds payable	325,000	325,000

Total notes and bonds payable	899,875	764,500
Less: current portions	(20,187)	(15,500)

Total long-term notes and bonds payable	$879,688	$749,000

Notes Payable

As of September 30, 2014, our long-term notes payable consists of a Term A Facility, a Term B Facility and a revolving credit facility under a credit agreement with JP Morgan Chase Bank, N.A and other financial institutions named therein, dated December 13, 2012 (as amended from time to time, the “Credit Agreement”), each with an outstanding balance of $228,125,

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

$179,750 and $167,000, respectively. We have classified the $167,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of December 13, 2017. No amounts were drawn on our swing line loan, which resulted in $132,000 of availability under our revolving credit facility (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date and the increase in the revolving credit facility as discussed below) as of September 30, 2014. During the nine months ended September 30, 2014, we made scheduled principal payments of $11,625 on our Term A Facility and Term B Facility in addition to $35,000 in voluntary prepayments on our Term B Facility and revolving credit facility. The applicable weighted average interest rates (inclusive of the applicable bank margin) on our Term A Facility, Term B Facility and Revolving Credit Facility at September 30, 2014 were 2.49%, 4.00% and 2.48%, respectively. On September 8, 2014, the Company entered into a First Increase Joinder to the Credit Agreement (the “First Increase Joinder”). The First Increase Joinder increased the revolving commitment amount under the Credit Agreement by $100,000 to $300,000. In connection with the First Increase Joinder, we incurred and capitalized approximately $569 of debt issuance costs which will be amortized into interest expense ratably over the remaining term of the revolving credit facility.

The Credit Agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The Credit Agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the credit agreement to be in full force and effect and changes of control. The Company was in compliance with these covenants as of September 30, 2014. We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of the Credit Agreement. Our current portion of notes payable does not include an amount with respect to any 2014 excess cash flow payment. We will reclassify a portion of our long-term notes payable to a current classification at such time that any 2014 excess cash flow payment becomes estimable. We will be required to make any necessary cash flow payment within the first quarter of 2015.

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of September 30, 2014.

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

As of September 30, 2014, the Company’s 8% senior notes due 2018 were trading at 103.8% of par value (Level 1).

Debt Issuance Costs

As of September 30, 2014, we had approximately $15,006 of debt issuance costs related to the Credit Agreement and Notes which will be amortized into interest expense generally using the effective interest method until the applicable maturity date. For the three months ended September 30, 2014 and 2013, we recognized $949 and $951, respectively, in interest expense related to the amortization of debt issuance costs. For the nine months ended September 30, 2014 and 2013, we recognized $2,829 and $2,858, respectively, in interest expense related to the amortization of debt issuance costs.

Debt Maturity Table

The following table summarizes our stated debt maturities and scheduled principal repayments as of September 30, 2014:

Year	Term A Facility	Term B Facility	Revolving Credit Facility	Senior Unsecured Notes	Total
2014	$3,125	$750	$-	$-	$3,875	(1)
2015	18,750	3,000	-	-	21,750
2016	25,000	3,000	-	-	28,000
2017	181,250	3,000	167,000	-	351,250
2018	-	3,000	-	325,000	328,000
Thereafter	-	167,000	-	-	167,000

	$228,125	$179,750	$167,000	$325,000	$899,875

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2014 and the balance of the swing line component of our revolving credit facility, if any.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Total interest paid (net of amounts capitalized) on our notes and bonds payable during the nine months ended September 30, 2014 and 2013 was approximately $23,959 and $28,038, respectively.

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

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of September 30, 2014, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

7.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

During the nine months ended September 30, 2014, we issued approximately 423,000 shares of common stock in connection with employee stock option exercises, stock-settled stock appreciation rights (“SSARs”) exercises and the vesting of restricted stock units (“RSUs”) for net exercise proceeds of $3,378.

During the nine months ended September 30, 2014, approximately 48,000 shares of restricted common stock were forfeited.

During the nine months ended September 30, 2014, we received approximately 126,000 restricted shares that were surrendered from equity awards holders to settle their associated minimum statutory tax liability of $3,022 from shares that vested during the year.

Repurchase of Common Stock

On February 26, 2014, our Board of Directors authorized a share repurchase program of up to $75,000 of our common stock. The following table shows the amount and cost of shares of common stock we repurchased for the three and nine months ended September 30, 2014 under the share repurchase program. The repurchased shares have not been retired and constitute authorized but unissued shares.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Number of shares repurchased	500	-	1,784,645	-
Cost of shares repurchased	$11	$-	$42,771	$-

Share-Based Compensation

As of September 30, 2014, we had restricted common stock, RSUs, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of September 30, 2014, we had approximately 4,900,000 shares reserved (inclusive of equity award forfeitures) and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan (“LTPIP”).

The total share-based compensation expense related to equity awards was $4,809 and $4,361 for the three months ended September 30, 2014 and 2013, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $1,793 and $1,627 for the three months ended September 30, 2014 and 2013, respectively.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The total share-based compensation expense related to equity awards was $14,703 and $11,783 for the nine months ended September 30, 2014 and 2013, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $5,481 and $4,396 for the nine months ended September 30, 2014 and 2013, respectively. There were no capitalized share-based compensation expenses during the three and nine months ended September 30, 2014.

Total share-based compensation expense (inclusive of restricted common stock, RSUs, SSARs and common stock options) for the three and nine months ended September 30, 2014 and 2013 as reflected in our condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013		2014	2013
Cost of revenue	$1,476	$864		$4,505	$3,040
Product development	252	130		887	473
Selling and marketing	710	975		2,082	1,944
General and administrative	2,371	2,392		7,229	6,326

Total share-based compensation expense	$4,809	$4,361	(1)	$14,703	$11,783

(1)	For the three months ended September 30, 2013, share-based compensation includes charges related to the resignation of our RCM president and the conformity of one officer’s terms and conditions to their 2013 performance award grant.

Employee Stock Purchase Plan

In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. For the nine months ended September 30, 2014 and 2013, we purchased approximately 22,000 shares and 24,700 shares of our common stock under the Plan which amounted to approximately $494 and $482, respectively.

Equity Award Grants

Information regarding equity awards for the nine months ended September 30, 2014 is as follows:

Restricted Stock Unit Equity Awards

In February 2014, our Compensation Committee of our Board of Directors (the “Compensation Committee”) approved an equity grant for certain eligible employees consisting of service-based and performance-based RSUs. The purpose of the equity grant is to assist the Company in attracting, retaining, motivating, and rewarding certain individuals of the Company. The equity grant is intended to promote the creation of long-term value for stockholders of the Company by closely aligning the interests of such individuals with those of the stockholders. The total approved equity grant amounted to 1,218,826 RSUs with a grant date fair value of $25.06 per award and was comprised of: (i) 63,355 service-based RSUs that vest ratably each month through December 31, 2014; (ii) 469,011 service-based RSUs that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015; (iii) 343,230 performance-based RSUs using a net revenue performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015 provided the performance metric is achieved; and (iv) 343,230 performance-based RSUs using an adjusted EBITDA performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015 provided the performance metric is achieved.

In May 2014, the Compensation Committee approved an equity grant for certain eligible employees consisting of service-based and performance-based RSUs. The total approved equity grant amounted to 8,982 RSUs with a grant date fair value of $23.54 per award and was comprised of: (i) 6,179 service-based RSUs that vest ratably each month through December 31, 2014; (ii) 2,107 service-based RSUs that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015; (iii) 348 performance-based RSUs using a net revenue performance metric that vest annually over three years of continuous

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

service with the first annual vest date beginning on March 1, 2015 provided the performance metric is achieved; and (iv) 348 performance-based RSUs using an adjusted EBITDA performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015 provided the performance metric is achieved.

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

In May 2014, the Compensation Committee also approved an equity grant consisting of 100,000 performance-based RSUs using a net revenue performance metric that is a cliff-vesting award and is based on the achievement of a target cumulative annual growth rate over a three-year performance period. Depending on the cumulative revenue growth rate achieved, up to 200,000 RSUs can be earned. The RSUs have a grant date fair value of $23.54 per award and the measurement period is from January 1, 2014 through December 31, 2016. A certain minimum cumulative revenue growth rate must be achieved before any RSUs will vest on March 1, 2017. If the minimum threshold is not met, the equity award holder will forfeit the awards.

In August 2014, the Compensation Committee approved an equity grant for certain eligible employees consisting of service-based RSUs. The total approved equity grant amounted to 6,328 RSUs with a grant date fair value of $21.97 per award that will primarily vest annually over three years of continuous service with the first annual vest date beginning on September 1, 2015.

In September 2014 and in connection with the Sg2 acquisition, the Compensation Committee approved an equity grant for certain eligible employees consisting of service-based and performance-based RSUs. The total approved equity grant amounted to 100,786 RSUs with a grant date fair value of $21.26 per award and was comprised of: (i) 30,095 service-based RSUs that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2016; and (ii) 70,691 performance-based RSUs using a Sg2 revenue performance metric based on the achievement of a target revenue amount over a three-year performance period. Depending on the Sg2 revenue achieved, up to 200,000 RSUs can be earned. A certain minimum Sg2 revenue amount must be achieved before any RSUs will vest beginning on March 1, 2015. If the minimum threshold is not met, the equity award holder will forfeit the awards.

8.	INCOME TAXES

Income tax expense recorded during the three and nine months ended September 30, 2014 reflected an effective income tax rate of 42.5%. Income tax expense recorded during the three and nine months ended September 30, 2013 reflected an effective income tax rate of 36.6% and 38.1%, respectively.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,
	2014	2013
Numerator for Basic and Diluted Income Per Share:
Net income	$7,740	$6,902
Denominator for basic income per share weighted average shares	59,401,000	59,936,000
Effect of dilutive securities:
Stock options	195,000	529,000
SSARs	288,000	406,000
Restricted stock and RSUs	778,000	605,000

Denominator for diluted income per share—adjusted weighted average shares and assumed conversions	60,662,000	61,476,000
Basic income per share:
Basic net income from continuing operations	$0.13	$0.12

Diluted net income per share:
Diluted net income from continuing operations	$0.13	$0.11

	Nine Months Ended September 30,
	2014	2013
Numerator for Basic and Diluted Income Per Share:
Net income	$22,014	$19,690
Denominator for basic income per share weighted average shares	59,917,000	59,446,000
Effect of dilutive securities:
Stock options	268,000	601,000
SSARs	299,000	285,000
Restricted stock and RSUs	785,000	580,000

Denominator for diluted income per share—adjusted weighted average shares and assumed conversions	61,269,000	60,912,000
Basic income per share:
Basic net income from continuing operations	$0.37	$0.33

Diluted net income per share:
Diluted net income from continuing operations	$0.36	$0.32

During the three and nine months ended September 30, 2014 and 2013, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the periods presented.

The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
SSARs	9,000	8,000	7,000	37,000
Restricted stock and RSUs	-	-	-	1,000

	9,000	8,000	7,000	38,000

10.	SEGMENT INFORMATION

We manage our business through two reportable business segments, Spend and Clinical Resource Management (or “SCM”) and Revenue Cycle Management (or “RCM”). For the three and nine months ended September 30, 2014, we have included the post-acquisition results of Sg2 within our SCM reporting segment.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following tables represent our results of operations, by segment, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
SCM
Gross administrative fees(1)	$121,729	$115,478	$367,496	$351,602
Revenue share obligation(1)	(50,941)	(46,052)	(150,371)	(135,155)

Net administrative fees	70,788	69,426	217,125	216,447
Other service fees(2)	35,011	33,801	103,198	101,596

Total SCM net revenue	105,799	103,227	320,323	318,043
RCM
Revenue cycle technology	47,189	44,915	138,889	133,585
Revenue cycle services	22,717	18,229	62,775	58,322

Total RCM net revenue	69,906	63,144	201,664	191,907

Total net revenue	175,705	166,371	521,987	509,950
Operating expenses:
SCM	76,384	74,381	234,640	238,777
RCM	59,817	56,016	175,035	167,593
Corporate	14,987	13,393	40,742	36,640

Total operating expenses	151,188	143,790	450,417	443,010

Operating income (loss):
SCM	29,415	28,846	85,683	79,266
RCM	10,089	7,128	26,629	24,314
Corporate	(14,987)	(13,393)	(40,742)	(36,640)

Total operating income	24,517	22,581	71,570	66,940

Interest (expense)	(11,338)	(11,814)	(33,625)	(35,544)
Other income	273	118	362	435

Income before income taxes	13,452	10,885	38,307	31,831
Income tax expense	5,712	3,983	16,293	12,141

Net income	$7,740	$6,902	$22,014	$19,690

Segment Adjusted EBITDA
SCM	$47,983	$47,387	$140,233	$144,041
RCM	17,914	15,349	50,928	47,061

Total Segment Adjusted EBITDA	$65,897	$62,736	$191,161	$191,102
Corporate	(6,429)	(8,837)	(20,652)	(23,020)

Total Adjusted EBITDA(1)	$59,468	$53,899	$170,509	$168,082

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
(2)	Other service fees primarily consists of consulting, services and technology fees.

	Nine Months Ended September 30,
	2014	2013
Capital expenditures(1):
SCM	$16,070	$12,373
RCM	21,861	31,236
Corporate	2,457	2,818

Total	$40,388	$46,427

(1)	Capital expenditures consist of purchases of property and equipment and capitalized software development costs (internal and external use).

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Financial Position:
Accounts receivable, net
SCM	$59,103	$38,319
RCM	50,836	49,314
Corporate	-	3

Total accounts receivable, net	109,939	87,636
Other assets
SCM	1,074,515	955,252
RCM	494,645	503,359
Corporate	71,680	67,502

Total other assets	1,640,840	1,526,113

Total assets	$1,750,779	$1,613,749
SCM accrued revenue share obligation	$78,623	$77,398
Deferred revenue
SCM	46,886	22,775
RCM	42,511	40,117

Total deferred revenue	89,397	62,892
Notes payable	574,875	439,500
Bonds payable	325,000	325,000
Other liabilities
SCM	30,911	36,393
RCM	21,060	26,113
Corporate	145,276	156,664

Total other liabilities	197,247	219,170

Total liabilities	$1,265,142	$1,123,960

GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
SCM Adjusted EBITDA	$47,983	$47,387	$140,233	$144,041
RCM Adjusted EBITDA	17,914	15,349	50,928	47,061

Total Segment Adjusted EBITDA	65,897	62,736	191,161	191,102
Depreciation	(8,695)	(8,244)	(25,653)	(21,890)
Depreciation (included in cost of revenue)	(1,094)	(571)	(2,166)	(1,740)
Amortization of intangibles	(13,936)	(15,341)	(41,989)	(47,957)
Income tax expense	(16,942)	(13,184)	(47,894)	(39,489)
Share-based compensation expense(1)	(2,399)	(2,486)	(7,740)	(6,408)
Purchase accounting adjustments(2)	(94)	-	(94)	-
Restructuring, acquisition and integration-related expenses(3)	(7)	(111)	(1,138)	(9,576)

Total reportable segment net income	22,730	22,799	64,487	64,042
Corporate net loss	(14,990)	(15,897)	(42,473)	(44,352)

Consolidated net income	$7,740	$6,902	$22,014	$19,690

(1)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.
(2)	Represents the effect on revenue of adjusting Sg2’s acquired deferred revenue balance to fair value at the acquisition date.
(3)	Represents the amount attributable to restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

11.	FAIR VALUE MEASUREMENTS

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

We have an agreement with John Bardis, our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We pay Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the nine months ended September 30, 2014 and 2013, we incurred charges of $1,013 and $1,737, respectively, related to transactions with Mr. Bardis.

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

The table below highlights our primary results of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	Change		2014	2013	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(Unaudited, in millions, except per share amounts)				(Unaudited, in millions, except per share amounts)
Gross fees(1)	$226.6	$212.4	$14.2	6.7%	$672.4	$645.0	$27.4	4.2%
Revenue share obligation(1)	(50.9)	(46.0)	(4.9)	10.6	(150.4)	(135.1)	(15.3)	11.3

Total net revenue	175.7	166.4	9.3	5.6	522.0	509.9	12.1	2.4
Operating income	24.5	22.6	1.9	8.4	71.6	66.9	4.7	7.0
Net income	$7.7	$6.9	$0.8	11.6%	$22.0	$19.7	$2.3	11.7%
Adjusted EBITDA(1)	$59.5	$53.9	$5.6	10.4%	$170.5	$168.1	$2.4	1.4%
Adjusted EBITDA margin(1)	33.8%	32.4%			32.7%	33.0%
Adjusted EPS(1)	$0.34	$0.31	$0.03	9.7%	$0.96	$1.02	$(0.06)	-5.9%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

The increase in net revenue during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was primarily attributable to:

—	growth in our RCM segment from an increase in our subscription services related to our revenue cycle technology tools, an increase in our revenue cycle services; and higher performance-related fee revenue; and

—	growth in our SCM segment primarily from our vendor administrative fees and Sg2.

The increase in operating income during the three months ended September 30, 2014 compared to the three months ended September 30, 2013, was attributable to the growth in net revenue discussed above partially offset by higher restructuring, acquisition and integration-related expenses and higher cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements.

For the three months ended September 30, 2014, increases in consolidated non-GAAP adjusted EBITDA and consolidated non-GAAP adjusted EBITDA margin compared to the three months ended September 30, 2013 were primarily attributable to revenue growth including higher performance-related fee revenue earned during the quarter and a lower incentive compensation accrual.

The increase in net revenue during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 was primarily attributable to growth in our RCM segment from an increase in our subscription services related to our revenue cycle technology tools in addition to higher revenue from our revenue cycle services engagements.

The increase in operating income during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, was attributable to the growth in net revenue discussed above in addition to lower restructuring, acquisition and integration-related expenses partially offset by higher cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements.

For the nine months ended September 30, 2014, the increase in consolidated non-GAAP adjusted EBITDA compared to the nine months ended September 30, 2013 was primarily attributable to revenue growth and a lower incentive compensation accrual.

For the nine months ended September 30, 2014, the decrease in consolidated non-GAAP adjusted EBITDA margin compared to the nine months ended September 30, 2013 was primarily attributable to lower performance-related fee revenue.

Recent Developments

Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following items have had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods.

Sg2 Acquisition

On August 13, 2014, we entered into a Purchase Agreement with the Sellers of Sg2 and the Acquisition was consummated on September 22, 2014. We paid an aggregate purchase price of approximately $138 million (subject to certain purchase price adjustments). We funded the Acquisition with cash on hand and borrowings under our existing credit facility. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for details.

For the three and nine month period ended September 30, 2014, the financial results of Sg2 since the acquisition date of September 22, 2014 have been included as part of the Spend and Clinical Resource Management segment.

First Joinder Increase to Credit Agreement

On September 8, 2014, we entered into a First Increase Joinder to Credit Agreement, dated as of September 8, 2014, by and among the Company and its lenders. The First Increase Joinder increased the revolving commitment amount under our Credit Agreement by $100 million to $300 million. In connection with the First Increase Joinder, we incurred and capitalized approximately $0.6 million of debt issuance costs which will be amortized into interest expense ratably over the remaining term of the revolving credit facility. Refer to Note 5 of the Notes to Condensed Consolidated Financial Statements for details.

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

—	Transaction fees. For certain of our revenue cycle management solutions, we earn fees that vary based on the volume of client transactions or enrolled members.

—	Service fees. For certain of our RCM solutions, we earn fees based on a percentage of cash remittances collected and fixed-fee consulting arrangements. The related revenues are earned as services are rendered.

Operating Expenses

We classify our operating expenses as follows:

—	Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, incentive compensation and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our clients (indirect labor costs for these personnel are included in general and administrative expenses). As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue consists of costs of third-party products and services and client reimbursed out-of-pocket costs. Cost of revenue does not include certain expenses relating to hosting our services and providing support and related data center capacity (which is included in general and administrative expenses), and allocated amounts for rent, depreciation, amortization or other indirect operating costs because we do not consider the inclusion of these items in cost of revenue relevant to our business. However, cost of revenue does include the amortization for the cost of software to be sold, leased, or otherwise marketed. In addition, any changes in revenue mix between our SCM and RCM segments, including changes in revenue mix towards SaaS-based revenue and consulting services, may cause significant fluctuations in our cost of revenue and have a favorable or unfavorable impact on operating income.

—	Product development expenses. Product development expenses primarily consist of the salaries, benefits, incentive compensation and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services. Product development expenses are net of capitalized software development costs for predominantly internal use.

—	Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

—	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees and indirect time related to operational service-based employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

—	Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses may consist of: (i) costs incurred to complete acquisitions including due diligence, consulting and other related fees; (ii) integration-type costs relating to our completed acquisitions; (iii) other management restructuring costs; and (iv) acquisition-related fees associated with unsuccessful acquisition attempts.

—	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

—	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Results of Operations

Consolidated Tables

The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$121,729	$115,478	$367,496	$351,602
Revenue share obligation(1)	(50,941)	(46,052)	(150,371)	(135,155)
Other service fees	35,011	33,801	103,198	101,596

Total Spend and Clinical Resource Management	105,799	103,227	320,323	318,043
Revenue Cycle Management	69,906	63,144	201,664	191,907

Total net revenue	175,705	166,371	521,987	509,950
Operating expenses:
Spend and Clinical Resource Management	76,384	74,381	234,640	238,777
Revenue Cycle Management	59,817	56,016	175,035	167,593

Total segment operating expenses	136,201	130,397	409,675	406,370
Operating income
Spend and Clinical Resource Management	29,415	28,846	85,683	79,266
Revenue Cycle Management	10,089	7,128	26,629	24,314

Total segment operating income	39,504	35,974	112,312	103,580
Corporate expenses(2)	14,987	13,393	40,742	36,640

Operating income	24,517	22,581	71,570	66,940
Other income (expense):
Interest expense	(11,338)	(11,814)	(33,625)	(35,544)
Other income	273	118	362	435

Income before income taxes	13,452	10,885	38,307	31,831
Income tax expense	5,712	3,983	16,293	12,141

Net income	7,740	6,902	22,014	19,690
Reportable segment adjusted EBITDA(3):
Spend and Clinical Resource Management	47,983	47,387	140,233	144,041
Revenue Cycle Management	$17,914	$15,349	$50,928	$47,061
Reportable segment adjusted EBITDA margin(4):
Spend and Clinical Resource Management	45.4%	45.9%	43.8%	45.3%
Revenue Cycle Management	25.6%	24.3%	25.3%	24.5%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

(2)	Represents the expenses of the corporate office operations.

(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013

	Three Months Ended September 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$121,729	69.3%	$115,478	69.4%	$6,251	5.4%
Revenue share obligation(1)	(50,941)	(29.0)	(46,052)	(27.7)	(4,889)	10.6
Other service fees	35,011	19.9	33,801	20.3	1,210	3.6

Total Spend and Clinical Resource Management	105,799	60.2	103,227	62.0	2,572	2.5
Revenue Cycle Management	69,906	39.8	63,144	38.0	6,762	10.7

Total net revenue	$175,705	100.0%	$166,371	100.0%	$9,334	5.6%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the three months ended September 30, 2014 was $175.7 million, an increase of approximately $9.3 million, or 5.6%, from total net revenue of $166.4 million for the three months ended September 30, 2013. The increase in total net revenue was comprised of a $2.5 million increase in SCM revenue and a $6.8 million increase in RCM revenue. For the three months ended September 30, 2014 and 2013, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 2.7% and 2.2%, respectively. Revenue may fluctuate materially from period to period based upon a number of factors including achieving and thereof receiving client acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the three months ended September 30, 2014 was $105.7 million, an increase of $2.5 million, or 2.5%, from net revenue of $103.2 million for the three months ended September 30, 2013. The increase was the result of an increase in gross administrative fees of $6.2 million, or 5.4%, and an increase in other service fees of $1.2 million partially offset by a $4.9 million increase in non-GAAP revenue share obligation.

—	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $6.2 million, or 5.4%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—	Revenue share obligation. Non-GAAP revenue share obligation increased $4.9 million, or 10.6%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 41.8% and 39.9% for the three months ended September 30, 2014 and 2013, respectively. The increase was primarily attributable to certain large volume clients who are entitled to receive a higher revenue share percentage due to increased purchasing volume. We may continue to experience fluctuations in our revenue share ratio based on the mix of such clients who are entitled to a higher revenue share percentage. As a result, we expect our non-GAAP revenue share obligation to increase in future periods.

—	Other service fees. The $1.2 million, or 3.6%, increase in other service fees was primarily driven by higher revenue from our decision support services and Sg2 partially offset by lower advisory and consulting services compared to the prior period.

Revenue Cycle Management net revenue. RCM net revenue for the three months ended September 30, 2014 was $69.9 million, an increase of $6.8 million, or 10.7%, from net revenue of $63.1 million for the three months ended September 30, 2013. The increase was attributable to a $2.3 million increase in revenue from our revenue cycle technology tools and a $4.5 million increase in revenue from our comprehensive revenue cycle service engagements inclusive of performance-related fee revenue. As we engage new clients, renew with existing clients and complete existing contracts, we may experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Three Months Ended September 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$42,439	24.2%	$38,246	23.0%	$4,193	11.0%
Product development expenses	8,106	4.6	7,173	4.3	933	13.0
Selling and marketing expenses	14,273	8.1	12,898	7.8	1,375	10.7
General and administrative expenses	57,579	32.8	59,095	35.5	(1,516)	(2.6)
Restructuring, acquisition and integration- related expenses	3,010	1.7	111	0.1	2,899	2,611.7
Depreciation	11,845	6.7	10,926	6.6	919	8.4
Amortization of intangibles	13,936	7.9	15,341	9.2	(1,405)	(9.2)

Total operating expenses	151,188	86.0	143,790	86.4	7,398	5.1
Operating expenses by segment:
Spend and Clinical Resource Management	76,384	43.5	74,381	44.7	2,003	2.7
Revenue Cycle Management	59,817	34.0	56,016	33.7	3,801	6.8

Total segment operating expenses	136,201	77.5	130,397	78.4	5,804	4.5
Corporate expenses	14,987	8.5	13,393	8.1	1,594	11.9

Total operating expenses	$151,188	86.0%	$143,790	86.4%	$7,398	5.1%

Cost of revenue. Cost of revenue for the three months ended September 30, 2014 was $42.4 million, or 24.2% of total net revenue, an increase of $4.2 million, or 11.0%, from cost of revenue of $38.2 million, or 23.0% of total net revenue, for the three months ended September 30, 2013. The increase was primarily attributable to an increase in service-related engagements in our SCM segment, which resulted in a higher cost of revenue as these engagements are generally more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our clients. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the three months ended September 30, 2014 were $8.1 million, or 4.6% of total net revenue, an increase of approximately $0.9 million, or 13.0%, from product development expenses of $7.2 million, or 4.3% of total net revenue, for the three months ended September 30, 2013. The increase was primarily attributable to a $0.7 million increase in professional fees and a $0.2 million increase in compensation expense. Our product development capitalization rate for the three months ended September 30, 2014 and 2013 was 54.5% and 61.2%, respectively. We may experience fluctuations in our capitalization rate due to the timing of our product development investments associated with new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the three months ended September 30, 2014 were $14.3 million, or 8.1% of total net revenue, an increase of $1.4 million, or 10.7%, from selling and marketing expenses of $12.9 million, or 7.8% of total net revenue, for the three months ended September 30, 2013. The increase was primarily attributable to a $1.0 million increase in compensation expense and a $0.3 million increase in advertising expense.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2014 were $57.6 million, or 32.8% of total net revenue, a decrease of $1.5 million, or 2.6%, from general and administrative expenses of $59.1 million, or 35.5% of total net revenue, for the three months ended September 30, 2013. The decrease was attributable to a $2.0 million decrease in compensation expense; a $0.6 million decrease in professional fees; and a $0.4 million decrease in transportation expense. The decrease was partially offset by a $1.2 million increase in telecommunications expense and a $0.3 million increase in other operating infrastructure expense.

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the three months ended September 30, 2014 were $3.0 million, an increase of $2.9 million from restructuring, acquisition and integration-related expenses of $0.1 million for the three months ended September 30, 2013. The increase was attributable to the costs associated with the Acquisition incurred during the period. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the three months ended September 30, 2014 was $11.8 million, or 6.7% of total net revenue, an increase of $0.9 million, or 8.4%, from depreciation of $10.9 million, or 6.6% of total net revenue, for the three months ended September 30, 2013. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the three months ended September 30, 2014 was $13.9 million, or 7.9% of total net revenue, a decrease of $1.4 million, or 9.2%, from amortization of intangibles of $15.3 million, or 9.2% of total net revenue, for the three months ended September 30, 2013. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the three months ended September 30, 2014 were $76.4 million, or 43.5% of total net revenue, an increase of $2.0 million, or 2.7%, from approximately $74.4 million, or 44.7% of total net revenue for the three months ended September 30, 2013. As a percentage of SCM segment net revenue, segment expenses were 72.2% and 72.1% for the three months ended September 30, 2014 and 2013, respectively.

The increase was primarily attributable to a $2.3 million increase in cost of revenue in connection with higher direct labor costs; a $1.5 million increase in telecommunications expense; and a $0.7 million increase in share-based compensation. The increase was partially offset by a $1.2 million decrease in compensation expense; a $1.0 million decrease in the amortization of intangibles as certain intangible assets reached the end of their useful life; and a $0.3 million decrease in other operating infrastructure expense.

Revenue Cycle Management expenses. RCM operating expenses for the three months ended September 30, 2014 were $59.8 million, or 34.0% of total net revenue, an increase of $3.8 million, or 6.8%, from $56.0 million, or 33.7% of total net revenue, for the three months ended September 30, 2013. As a percentage of RCM segment net revenue, segment expenses were 85.6% and 88.7% for the three months ended September 30, 2014 and 2013, respectively.

The increase was primarily attributable to a $2.2 million increase in compensation expense; a $1.3 million increase in cost of revenue in connection with higher direct labor costs; a $0.6 million increase in depreciation expense; a $0.6 million increase in professional fees; and a $0.2 million increase in other operating infrastructure expense. The increase was partially offset by a $0.7 million decrease in telecommunications expense and a $0.4 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life.

Corporate expenses. Corporate expenses for the three months ended September 30, 2014 were $15.0 million, an increase of $1.6 million, or 11.9%, from $13.4 million for the three months ended September 30, 2013, or 8.5% and 8.1% of total net revenue, respectively. The increase in corporate expenses was attributable to a $3.0 million increase in acquisition-related expenses; a $0.5 million increase in share-based compensation expense; a $0.5 million increase in telecommunications expense; and a $0.5 million increase in depreciation expense. The increase was partially offset by a $1.9 million decrease in compensation expense; a $0.5 million decrease in professional services expense; and a $0.5 million decrease in other operating infrastructure expense.

Non-operating Expenses

Interest expense. Interest expense for the three months ended September 30, 2014 was $11.3 million, a decrease of $0.5 million from interest expense of $11.8 million for the three months ended September 30, 2013. As of September 30, 2014, we had total indebtedness of $899.9 million compared to $764.5 million as of December 31, 2013 and $793.3 million as of September 30, 2013. See Note 5 of the Notes to Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the three months ended September 30, 2014 and 2013 was approximately $0.3 million and $0.1 million, respectively, comprised mainly of rental income.

Income tax expense. Income tax expense for the three months ended September 30, 2014 was $5.7 million, an increase of $1.7 million from income tax expense of $4.0 million for the three months ended September 30, 2013, which was primarily attributable to increased income before taxes. Income tax expense recorded during the three months ended September 30, 2014 and 2013 reflected an effective income tax rate of 42.5% and 36.6%, respectively. The increase in our effective tax rate was primarily driven by credits for research and development expenditures, which were the result of legislation enacted during the three months ended March 31, 2013 for tax years 2012 and 2013 (such legislation has not been enacted for years beginning after December 31, 2013) and increases to our state deferred income tax expense related to state law changes.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$367,496	70.4%	$351,602	68.9%	$15,894	4.5%
Revenue share obligation(1)	(150,371)	(28.8)	(135,155)	(26.5)	(15,216)	11.3
Other service fees	103,198	19.8	101,596	19.9	1,602	1.6

Total Spend and Clinical Resource Management	320,323	61.4	318,043	62.4	2,280	0.7
Revenue Cycle Management	201,664	38.6	191,907	37.6	9,757	5.1

Total net revenue	$521,987	100.0%	$509,950	100.0%	$12,037	2.4%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the nine months ended September 30, 2014 was $521.9 million, an increase of approximately $12.0 million, or 2.4%, from total net revenue of $509.9 million for the nine months ended September 30, 2013. The increase in total net revenue was comprised of a $9.7 million increase in RCM revenue and a $2.3 million increase in SCM revenue. For the nine months ended September 30, 2014 and 2013, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 2.8% and 3.3%, respectively. Revenue may fluctuate materially from period to period based upon a number of factors including achieving and thereof receiving client acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the nine months ended September 30, 2014 was $320.3 million, an increase of $2.3 million, or 0.7%, from net revenue of $318.0 million for the nine months ended September 30, 2013. The increase was the result of an increase in gross administrative fees of $15.9 million and an increase in other service fees of $1.6 million partially offset by a $15.2 million increase in non-GAAP revenue share obligation.

—	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $15.9 million, or 4.5%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

—	Revenue share obligation. Non-GAAP revenue share obligation increased $15.2 million, or 11.3%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 40.9% and 38.4% for the nine months ended September 30, 2014 and 2013, respectively. The increase was primarily attributable to certain large volume clients who are entitled to receive a higher revenue share percentage due to increased purchasing volume. We may continue to experience fluctuations in our revenue share ratio based on the mix of such clients who are entitled to a higher revenue share percentage. As a result, we expect our non-GAAP revenue share obligation to increase in future periods.

—	Other service fees. The $1.6 million, or 1.6%, increase in other service fees was primarily driven by higher revenue from our decision support services and Sg2 partially offset by lower advisory and consulting services compared to the prior period. In addition, we recorded $5.8 million in revenue associated with our annual client and vendor meeting for the nine months ended September 30, 2014 compared to $5.3 million for the nine months ended September 30, 2013.

Revenue Cycle Management net revenue. RCM net revenue for the nine months ended September 30, 2014 was $201.6 million, an increase of $9.7 million, or 5.1%, from net revenue of $191.9 million for the nine months ended September 30, 2013. The increase was attributable to a $5.3 million increase in revenue from our revenue cycle technology tools and a $4.4 million increase in revenue from our comprehensive revenue cycle service engagements inclusive of performance-related fee revenue. As we engage new clients, renew with existing clients and complete existing contracts, we may experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Nine Months Ended September 30,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$120,231	23.0%	$110,010	21.6%	$10,221	9.3%
Product development expenses	22,145	4.2	23,649	4.6	(1,504)	(6.4)
Selling and marketing expenses	50,187	9.6	46,925	9.2	3,262	7.0
General and administrative expenses	175,911	33.7	174,914	34.3	997	0.6
Restructuring, acquisition and integration-related expenses	4,707	0.9	9,576	1.9	(4,869)	(50.8)
Depreciation	35,247	6.8	29,979	5.9	5,268	17.6
Amortization of intangibles	41,989	8.0	47,957	9.4	(5,968)	(12.4)

Total operating expenses	450,417	86.3	443,010	86.9	7,407	1.7
Operating expenses by segment:
Spend and Clinical Resource Management	234,640	45.0	238,777	46.8	(4,137)	(1.7)
Revenue Cycle Management	175,035	33.5	167,593	32.9	7,442	4.4

Total segment operating expenses	409,675	78.5	406,370	79.7	3,305	0.8
Corporate expenses	40,742	7.8	36,640	7.2	4,102	11.2

Total operating expenses	$450,417	86.3%	$443,010	86.9%	$7,407	1.7%

Cost of revenue. Cost of revenue for the nine months ended September 30, 2014 was $120.2 million, or 23.0% of total net revenue, an increase of $10.2 million, or 9.3%, from cost of revenue of $110.0 million, or 21.6% of total net revenue, for the nine months ended September 30, 2013. The increase was primarily attributable to an increase in service-related engagements in our SCM segment, which resulted in a higher cost of revenue as these engagements are generally more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our clients. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the nine months ended September 30, 2014 were $22.1 million, or 4.2% of total net revenue, a decrease of $1.5 million, or 6.4%, from product development expenses of $23.6 million, or 4.6% of total net revenue, for the nine months ended September 30, 2013. The decrease was primarily attributable to a $2.4 million decrease in compensation expense relating to a reduction in workforce in addition to an increase in capitalized costs partially offset by a $0.6 million increase in professional services and a $0.4 million increase in share-based compensation. Our product development capitalization rate for the nine months ended September 30, 2014 and 2013 was 58.0% and 56.1%, respectively. We may experience fluctuations in our capitalization rate due to the timing of our product development investments associated with new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2014 were $50.2 million, or 9.6% of total net revenue, an increase of $3.3 million, or 7.0%, from selling and marketing expenses of $46.9 million, or 9.2% of total net revenue, for the nine months ended September 30, 2013. The increase was attributable to a $ 3.0 million increase in compensation expense and a $0.3 million increase in other operating infrastructure expense. Total expenses related to our client and vendor meeting amounted to $6.0 million and $6.6 million for the nine months ended September 30, 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2014 were $175.9 million, or 33.7% of total net revenue, an increase of $1.0 million, or 0.6%, from general and administrative expenses of $174.9 million, or 34.3% of total net revenue, for the nine months ended September 30, 2013. The increase was attributable to a $2.8 million increase in telecommunications expense; a $0.9 million increase in share-based compensation; and a $0.4 million increase in other operating infrastructure expense. The increase was partially offset by a $1.1 million decrease in compensation expense; a $1.0 million decrease in impairment charges; and a $1.0 million decrease in transportation expense.

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the nine months ended September 30, 2014 were $4.7 million, or 0.9% of total net revenue, a decrease of $4.9 million, or 50.8%, from restructuring, acquisition and integration-related expenses of $9.6 million, or 1.9% of total net revenue, for the nine months ended September 30, 2013. The decrease was attributable to lower costs relating to severance, retention and salaries relating to redundant positions partially offset by acquisition-related costs incurred during the period. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the nine months ended September 30, 2014 was $35.2 million, or 6.8% of total net revenue, an increase of $5.2 million, or 17.6%, from depreciation of $30.0 million, or 5.9% of total net revenue, for the nine months ended September 30, 2013. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the nine months ended September 30, 2014 was $42.0 million, or 8.0% of total net revenue, a decrease of $6.0 million, or 12.4%, from amortization of intangibles of $48.0 million, or 9.4% of total net revenue, for the nine months ended September 30, 2013. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the nine months ended September 30, 2014 were $234.6 million, or 45.0% of total net revenue, a decrease of $4.1 million, or 1.7%, from approximately $238.7 million, or 46.8% of total net revenue for the nine months ended September 30, 2013. As a percentage of SCM segment net revenue, segment expenses were 73.3% and 75.1% for the nine months ended September 30, 2014 and 2013, respectively.

The decrease was primarily attributable to a $8.9 million decrease in restructuring, acquisition and integration-related costs including severance, retention, certain performance-related salary-based compensation; a $3.4 million decrease in the amortization of intangibles as certain intangible assets reached the end of their useful life; a $3.3 million decrease in compensation expense; a $1.9 million decrease in advertising expense; and a $0.5 million decrease in transportation expense. The decrease was partially offset by a $6.8 million increase in cost of revenue in connection with higher direct labor costs; a $3.7 million increase in telecommunications expense; a $1.9 million increase in share-based compensation expense; a $0.9 million increase in other operating infrastructure expense; a $0.3 million increase in professional fees; and a $0.3 million increase in rent expense.

Revenue Cycle Management expenses. RCM operating expenses for the nine months ended September 30, 2014 were $175.0 million, or 33.5% of total net revenue, an increase of $7.4 million, or 4.4%, from $167.6 million, or 32.9% of total net revenue, for the nine months ended September 30, 2013. As a percentage of RCM segment net revenue, segment expenses were 86.8% and 87.3% for the nine months ended September 30, 2014 and 2013, respectively.

The increase was primarily attributable to a $4.7 million increase in compensation expense; a $4.0 million increase in depreciation expense; a $1.9 million increase in cost of revenue driven by higher third party payments and project labor costs associated with our revenue cycle services engagements; a $1.0 million increase in professional fees; a $0.6 million increase in share-based compensation; a $0.5 million increase in other operating infrastructure expense; and a $0.5 million restructuring charge. The increase was partially offset by a $2.6 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life; a $2.2 million decrease in telecommunications expense; and a $1.0 million decrease in an impairment charge that occurred in the prior year.

Corporate expenses. Corporate expenses for the nine months ended September 30, 2014 were $40.7 million, an increase of $4.1 million, or 11.2%, from $36.6 million for the nine months ended September 30, 2013, or 7.8% and 7.2% of total net revenue, respectively. The increase in corporate expenses was attributable to a $3.6 million increase in restructuring, acquisition and integration-related expenses primarily relating to the Acquisition; a $1.6 million increase in share-based compensation expense; a $1.6 million increase in telecommunications expense; and a $1.5 million increase in depreciation expense. The increase was partially offset by a $2.0 million decrease in compensation expense; a $1.5 million decrease in other operating infrastructure expense and a $0.7 million decrease in professional fees.

Non-operating Expenses

Interest expense. Interest expense for the nine months ended September 30, 2014 was $33.6 million, a decrease of $1.9 million from interest expense of $35.5 million for the nine months ended September 30, 2013. As of September 30, 2014, we had total indebtedness of $899.9 million compared to $764.5 million as of December 31, 2013 and $793.4 million as of September 30, 2013. See Note 5 of the Notes to Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the nine months ended September 30, 2014 and 2013 was $0.4 million comprised mainly of rental income.

Income tax expense. Income tax expense for the nine months ended September 30, 2014 was $16.3 million, an increase of $4.2 million from income tax expense of $12.1 million for the nine months ended September 30, 2013, which was primarily attributable to increased income before taxes. Income tax expense recorded during the nine months ended September 30, 2014 and 2013 reflected an effective income tax rate of 42.5% and 38.1%, respectively. The increase in our effective tax rate was primarily driven by credits for research and development expenditures, which were the result of legislation enacted during the three months ended March 31, 2013 for tax years 2012 and 2013 (such legislation has not been enacted for years beginning after December 31, 2013) and increases to our state deferred income tax expense related to state law changes.

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

As of September 30, 2014, we had $167.0 million drawn on our revolving credit facility resulting in $132.0 million of availability under our revolving credit facility inclusive of the swing line component (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of September 30, 2014 and December 31, 2013, we had cash and cash equivalents of $13.9 million and $2.8 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)
Net income	$22.0	$19.7	$2.3	11.7%
Non-cash items	88.7	91.8	(3.1)	(3.4)
Net changes in working capital	(14.7)	(1.7)	(13.0)	(764.7)
Net cash provided by operations	$96.0	$109.8	$(13.8)	(12.6%)

Net income represents the income attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include bad debt expense, depreciation for fixed assets, amortization of intangible assets, share-based compensation expense, deferred income tax expense, excess tax benefit from the exercise of stock options, (gain) loss on sale of assets, amortization of debt issuance costs, impairment of assets and non-cash interest expense. Refer to our condensed consolidated statement of cash flows for details regarding these non-cash items. The total for these non-cash expenses was $88.7 million and $91.8 million for the nine months ended September 30, 2014 and 2013, respectively. The decrease in non-cash expenses for the nine months ended September 30, 2014 compared to September 30, 2013 was primarily attributable to: (i) a $6.0 million decrease in the amortization of intangibles; (ii) a $2.4 million impairment of assets that occurred in the prior year; and (iii) a $6.8 million increase in our deferred income tax benefit. The decrease was partially offset by: (i) a $5.7 million increase in depreciation expense; (ii) a $2.9 million increase in share-based compensation; and (iii) a $3.3 million decrease in the excess tax benefit from exercise of equity awards. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the nine months ended September 30, 2014, the working capital changes resulting in a decrease to cash flow from operations of $14.7 million primarily consisted of the following:

Decrease to cash flow

—	an increase in accounts receivable of $13.2 million primarily related to the timing of invoicing and cash collections;

—	a $4.3 million working capital decrease in trade accounts payable due to the timing of various payment obligations; and

—	a $13.1 million decrease in accrued payroll and benefits due to payroll cycle timing and the payment of our 2013 performance-based compensation expense.

The working capital changes resulting in decreases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in increases to cash flow:

Increase to cash flow

—	a decrease in prepaid expenses and other assets of $1.6 million primarily related to a decrease in prepaid taxes;

—	a $1.2 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO;

—	a $4.2 million increase in other accrued expenses primarily due to the timing of other payment obligations; and

—	an increase in deferred revenue of $8.6 million for cash receipts not yet recognized as revenue.

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

Investing Activities.

Investing activities used $178.6 million of cash for the nine months ended September 30, 2014 which included approximately $138.2 million related to the Acquisition; $30.6 million for investment in software development and $9.8 million of capital expenditures.

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

Financing Activities.

Financing activities provided $93.7 million of cash for the nine months ended September 30, 2014. We received $216.1 million from borrowings on our revolving credit facility (inclusive of our swing line borrowings of $34.1 million); $3.4 million from the issuance of common stock; and $1.8 million from the excess tax benefit from the exercise of stock options. This was partially offset by payments made on our Term Loan Facility of $80.7 million consisting of $11.6 million in scheduled principal payments, $35.0 million in voluntary prepayments and payments of $34.1 million on our swing line. We also made payments of $0.5 million on our finance obligation (discussed below). In addition, we paid $0.6 million in debt issuance costs associated with the First Increase Joinder discussed herein. We purchased 1,784,645 shares of common stock under our share repurchase program totaling $42.8 million and settled the tax liability relating to shares surrendered for tax withholdings totaling $3.0 million. As of September 30, 2014, the Credit Agreement requires an assessment of excess cash flow for our fiscal year ended December 31, 2014. We would be required to make any excess cash flow payment during the first quarter of 2015.

Financing activities used $77.1 million of cash for the nine months ended September 30, 2013. We made payments on our Term Loan Facility of $91.6 million consisting of $11.6 million in scheduled principal payments and $80.0 million voluntary prepayments from free cash flow. In addition, we made payments of $0.5 million that were made on our finance obligation. This was partially offset by $9.9 million received from the issuance of common stock and $5.1 million from the excess tax benefit from the exercise of stock options.

Off-Balance Sheet Arrangements and Commitments

We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building located in Cape Girardeau, Missouri under a finance obligation. We do not believe that this letter of credit will be drawn.

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of September 30, 2014 for each respective year (Unaudited, in thousands):

Amount
2014	$3,348(1)
2015	11,455
2016	8,319
2017	8,181
2018	7,340
Thereafter	45,315

Total future minimum rental payments	$83,958

(1)	Represents the remaining rental payments due during the fiscal year ending December 31, 2014.

As of September 30, 2014, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation	2014	2013	2014	2013
	(Unaudited, in thousands)		(Unaudited, in thousands)
Net income	$7,740	$6,902	$22,014	$19,690
Depreciation	11,845	10,926	35,247	29,979
Depreciation (included in cost of revenue)	1,094	571	2,166	1,740
Amortization of intangibles	13,936	15,341	41,989	47,957
Interest expense, net of interest income(1)	11,338	11,813	33,625	35,544
Income tax expense	5,712	3,983	16,293	12,141

EBITDA	51,665	49,536	151,334	147,051
Share-based compensation expense(2)	4,809	4,361	14,703	11,783
Rental income from capitalizing building lease(3)	(110)	(109)	(329)	(328)
Purchase accounting adjustments(4)	94	-	94	-
Restructuring, acquisition and integration-related expenses(5)	3,010	111	4,707	9,576

Adjusted EBITDA	$59,468	$53,899	$170,509	$168,082

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statement of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See our consolidated financial statements filed in our Annual Report on Form 10-K for the year ended December 31, 2013 for further discussion of this rental income.

(4)	Represents the effect on revenue of adjusting the acquired deferred revenue balance associated with the Acquisition to fair value at the acquisition date.

(5)	Represents the amount attributable to restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

Adjusted Net Income and Diluted Adjusted Earnings Per Share. The Company defines: i) adjusted net income as net income excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items on a tax-adjusted basis, non-cash share-based compensation and certain restructuring, acquisition and integration-related expenses on a tax-adjusted basis; purchase accounting adjustments on a tax-adjusted basis; and ii) diluted adjusted EPS as earnings per share excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items, non-cash share-based compensation and certain restructuring, acquisition and integration-related expenses on a tax-adjusted basis. Adjusted net income and diluted adjusted EPS are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Diluted adjusted EPS growth has been used historically by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s LTPIP will vest. Use of these measures allows management and the Board to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and assess organic growth and accretive business transactions. As a significant portion of senior management’s incentive-based compensation historically has been based on the achievement of certain diluted adjusted EPS growth over time, which is intended to reward them for organic growth and accretive business transactions, investors may find such information useful; however, as non-GAAP financial measures, adjusted net income and diluted adjusted EPS are not the sole measures of the Company’s financial performance and may not be the best measures for investors to gauge such performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited, in thousands)
Net income	$7,740	$6,902	$22,014	$19,690
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	13,936	15,814	41,989	49,378
Pre-tax non-cash, share-based compensation(1)	4,809	4,361	14,703	11,783
Pre-tax restructuring, acquisition and integration related expenses(2)	3,010	111	4,707	9,576
Pre-tax non-cash, purchase accounting adjustment(3)	94	-	94	-

Tax effect on pre-tax adjustments(4)	(8,739)	(8,115)	(24,596)	(28,295)

Non-GAAP adjusted net income	$20,850	$19,073	$58,911	$62,132

	Three Months Ended September 30,		Nine Months Ended September 30,
Per share data	2014	2013	2014	2013
	(Unaudited)
EPS—diluted	$0.13	$0.11	$0.36	$0.32
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	0.23	0.26	0.69	0.81
Pre-tax non-cash, share-based compensation(1)	0.07	0.07	0.23	0.19
Pre-tax restructuring, acquisition and integration related expenses(2)	0.05	-	0.08	0.16
Pre-tax non-cash, purchase accounting adjustment(3)	-	-	-	-

Tax effect on pre-tax adjustments(4)	(0.14)	(0.13)	(0.40)	(0.46)

Non-GAAP adjusted EPS—diluted	$0.34	$0.31	$0.96	$1.02

Weighted average shares—diluted (in 000s)	60,662	61,476	61,269	60,912

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact, on a pre-tax basis, of restructuring, acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, and operating infrastructure costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Represents the amount and the per share impact, on a pre-tax basis, of the effect on revenue of adjusting the acquired deferred revenue balance associated with the Acquisition to fair value at the acquisition date.

(4)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. We used a tax rate of 40.0% for the three and nine months ended September 30, 2014 and 2013 because we believe the 40% will be our normalized long-term tax rate. The effective tax rate for the three months ended September 30, 2014 and 2013 was 42.5% and 36.6%, respectively. The effective tax rate for the nine months ended September 30, 2014 and 2013 was 42.5% and 38.1%, respectively.

New Pronouncements

Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to disclosures of uncertainties about an entity’s ability to continue as a going concern. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in the event that there is such substantial doubt. The update will be effective on January 1, 2016.

Share-Based Compensation

In June 2014, the FASB issued an accounting standard update relating to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The update will be effective on January 1, 2016.

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

Interest rate risk. We had outstanding borrowings on our Term Loan Facility and Revolving Credit Facility of $574.9 million as of September 30, 2014. The Term A Facility and the Revolving Credit Facility bear interest at LIBOR plus an applicable margin. The Term B Facility bears interest at LIBOR, subject to a floor of 1.25% plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of September 30, 2014, which bears interest at 8% per annum.

To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loans, would have resulted in an approximate $4.3 million increase to our interest expense for the nine months ended September  30, 2014.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship regarding the potential utilization of certain controls and procedures. During the quarter ended September 30, 2014, we completed our acquisition of Sg2 (see Note 3 to the Condensed Consolidated Financial Statements). We are not required to include an assessment of the disclosure controls and procedures of a newly acquired entity in our evaluation of disclosure controls and procedures for MedAssets pursuant to guidance supplied by the SEC to companies regarding the treatment of business combinations. In accordance with our integration efforts, we have initiated the process of incorporating Sg2’s operations into our disclosure controls and procedures program and plan to include them in our formal evaluation process in the future within the time period provided by applicable SEC rules and regulations.

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

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2014, we completed our acquisition of Sg2 (see Note 3 to the Condensed Consolidated Financial Statements regarding the significance of the transaction). In accordance with our integration efforts, we plan to initiate the process of incorporating Sg2’s operations into our internal control over financial reporting program in the future within the time period provided by applicable SEC rules and regulations. Other than the acquisition of Sg2, there have been no changes in our internal control over financial reporting for the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the nine months ended September 30, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
(In thousands, except share and per share data)
March 1-31, 2014	640,000	$25.08	640,000	$58,939
April 1-30, 2014	200,000	$24.75	840,000	53,984
May 1-31, 2014	941,074	$23.13	1,781,074	32,308
June 1-30, 2014	3,071	$21.97	1,784,145	32,241
July 1-31, 2014	500	$22.00	1,784,645	32,229

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

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*	Amendment to Employment Agreement, dated July 14, 2014, by and between the Company and Mike Nolte
10.2*	Senior Executive Change in Control Severance Plan and Participation Agreement, dated September 19, 2014, by and between the Company and Steve Lefar
10.3	First Increase Joinder to Credit Agreement, dated as of September 8, 2014, by and among MedAssets, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Bank of America, N.A., as Swing Line Lender, Deutsche Bank Securities Inc., as Syndication Agent, and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc., SunTrust Robinson Humphrey, Inc., Raymond James Bank, FSB and Fifth Third Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 12, 2014).

Exhibit No.	Description of Exhibit
10.4	Credit Agreement, dated as of December 13, 2012, among MedAssets, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer; Bank of America, N.A., as Swing Line Lender; J.P. Morgan Securities LLC, Barclays Bank PLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Suntrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners; Deutsche Bank Securities Inc., as Syndication Agent; and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc., Suntrust Bank, Raymond James Bank, FSB and Fifth Third Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2012)
10.5	Membership Interest Purchase Agreement, dated as of August 13, 2014, by and among Michael A. Sachs, Michael J. Burke, Michael A. Sachs Charitable Remainder Unitrust, Michael J. Burke Trust dated September 5, 2002, SG-2 Management, LLC, SG-2 Management B, LLC, SG-2, LLC, Michael A. Sachs, as the Sellers’ Representative, and MedAssets, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 13, 2014).
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date
/s/ JOHN A. BARDIS	Chairman of the Board of Directors and Chief Executive Officer	November 6, 2014
Name: John A. Bardis	(Principal Executive Officer)

/s/ CHARLES O. GARNER	Chief Financial Officer	November 6, 2014
Name: Charles O. Garner	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1*	Amendment to Employment Agreement, dated July 14, 2014, by and between the Company and Mike Nolte
10.2*	Senior Executive Change in Control Severance Plan and Participation Agreement, dated September 19, 2014, by and between the Company and Steve Lefar
10.3	First Increase Joinder to Credit Agreement, dated as of September 8, 2014, by and among MedAssets, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Bank of America, N.A., as Swing Line Lender, Deutsche Bank Securities Inc., as Syndication Agent, and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc., SunTrust Robinson Humphrey, Inc., Raymond James Bank, FSB and Fifth Third Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 12, 2014).
10.4	Credit Agreement, dated as of December 13, 2012, among MedAssets, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer; Bank of America, N.A., as Swing Line Lender; J.P. Morgan Securities LLC, Barclays Bank PLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Suntrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners; Deutsche Bank Securities Inc., as Syndication Agent; and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc., Suntrust Bank, Raymond James Bank, FSB and Fifth Third Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2012)
10.5	Membership Interest Purchase Agreement, dated as of August 13, 2014, by and among Michael A. Sachs, Michael J. Burke, Michael A. Sachs Charitable Remainder Unitrust, Michael J. Burke Trust dated September 5, 2002, SG-2 Management, LLC, SG-2 Management B, LLC, SG-2, LLC, Michael A. Sachs, as the Sellers’ Representative, and MedAssets, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 13, 2014).
31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for President and Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for President and Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith