Form 10-K
period 2014-12-31
MEDASSETS INC
filed 2015-03-02
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014

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

Not Applicable

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,333,974,905 based on the closing sale price of the Common Shares on the Nasdaq Global Select Market on that date. For purposes of the foregoing calculation only, the registrant has assumed that all officers and directors of the registrant are affiliates.

The number of shares of Common Stock outstanding at February 12, 2015 was 60,221,738.

Documents incorporated by reference

Portions of the Registrant’s Proxy Statement (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of December 31, 2014), for the annual meeting of shareholders, are incorporated by reference in Part III.

MEDASSETS, INC.

PART I

Unless the context indicates otherwise, references in this Annual Report to “MedAssets,” the “Company,” “we,” “our” and “us” mean MedAssets, Inc., and its subsidiaries and predecessor entities.

NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” (as defined in Section 27A of the U.S. Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the U.S. Securities Exchange Act of 1934, as amended, or the “Exchange Act”) that reflect our expectations regarding our future growth, results of operations, performance and business prospects and opportunities. Words such as “anticipates,” “believes,” “plans,” “expects,” “intends,” “aims,” “estimates,” “projects,” “targets,” “can,” “could,” “may,” “should,” “will,” “would,” and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying these statements. For purposes of this Annual Report on Form 10-K, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. These statements reflect our current beliefs and expectations and are based on information currently available to us. As such, no assurance can be given that our future growth, results of operations, performance and business prospects and opportunities covered by such forward-looking statements will be achieved. We have no obligation or intention to update or revise these forward-looking statements to reflect new events, information or circumstances.

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

Overview

MedAssets is headquartered in Alpharetta, Georgia, and was incorporated in 1999. We are a performance improvement company providing technology-enabled products and services (“solutions”) that, together, help mitigate the increasing financial challenges faced by healthcare organizations, including hospitals, health systems, non-acute healthcare providers, payers, other service providers andproduct manufacturers. These challenges include higher costs resulting from increasing complexity in operational approaches and clinical care, the transition of patient care to lower cost care settings,pressure on our clients’ and partners’ revenuestreams and high levels of uncompensated care provided by healthcare providers. The rising complexity of healthcare reimbursement is due to a number of factors, such as the trend of shifting an increasing percentage of Medicare payments into alternative payment and delivery models such as Accountable Care Organizations (“ACOs”), bundled-payment arrangements and other value-based reimbursement methodologies.

According to Standard and Poor’s Ratings Services, the median operating margin for not-for-profit hospitals and health systems declined to 2.1% in 2013 from 2.6% in 2012. The decline is due to the increase in expenses outpacing revenue growth as a result of an increased number of physician practice acquisitions, rising bad debt, and higher employee benefit costs.We believe that hospital and health system operating margins will remain under long-term and continual financial pressure due to shortfalls or reductions in government reimbursement, commercial insurance pricing leverage, continued escalation of operating and supply costs, and increased demand for services at lower reimbursement rates with the implementation of healthcare reform initiatives.

Our solutions are designed to deliver market insight, reduce the total cost of care delivery, enhance operational efficiency, align clinical delivery of physicians and staff to advance care coordination, and improve revenue performance primarily for hospitals and health systems. We believe implementation of our full suite of solutions has the potential to help strategically position healthcare organizations across the continuum of care in the communities they serve, decrease supply costs, improve clinical resource utilization and increase revenue capture and cash flow. The sustainable financial improvements provided by our solutions typically occur in a matter of months and can be quantified and confirmed by our clients. Our solutions integrate with our clients’ existing operations and enterprise software systems, and require minimal upfront costs or capital expenditures for our clients.

Our technology-enabled solutions are delivered primarily through company-hosted software, sometimes referred to as software as a service (“SaaS”) or Web-based applications, supported by implementation, process improvement consulting and outsourced services, as well as enterprise-wide sales and client management support. Our Web-based applications employ cloud computing by using the Internet to virtually deploy our solutions across decentralized health care organizations, providing standardization and compliance to improve operating efficiency and performance. We employ an integrated, client-centric approach to delivering our solutions which, when combined with the ability to deliver measurable financial improvement, has resulted in high retention of our large health system clients, and, in turn, a predictable base of stable, recurring revenue. Our ability to expand the breadth and value of our solutions over time has allowed us to develop strong relationships with our clients’ senior management teams.

Our success in improving our clients’ ability to increase revenue and manage supply expense has driven substantial growth in our client base and has allowed us to expand sales of our products and services to existing clients. These factors have contributed to our compounded annual net revenue growth rate of approximately 16.5% over our last five fiscal years. Our client base currently includes approximately 4,500 acute care hospitals and 123,000 ancillary or non-acute provider locations.

We manage our business through our two business segments, Spend and Clinical Resource Management (“SCM”) and Revenue Cycle Management (“RCM”). Our SCM segment manages approximately $59 billion of annual supply spend by healthcare providers, including more than $30 billion of annual spend through our group purchasing organization (“GPO”), on behalf of approximately 3,400 hospital clients. Our RCM segment currently has more than 2,700 hospital clients and touches over $450 billion in gross patient revenue annually.

•	Spend and Clinical Resource Management. Our SCM segment is an industry leader in delivering strategic market insight, performance improvement advisory and cost management capabilities to healthcare providers. We provide a comprehensive suite of cost management services, supply chain analytics and data capabilities that help our clients gain market intelligence, reduce their total cost of care delivery, enhance their operational efficiency and align their clinicians’ delivery of care with advance care coordination. Our solutions lower operating costs through compliance to our strategic sourcing of supplies and purchased services at discounted prices, supply chain outsourcing and procurement services capabilities. We also help to improve care processes and reduce care variations through our clinical and process improvement consulting services, workforce optimization solutions and business analytics and intelligence tools. Based on our analysis of certain clients that have implemented a portion of our products and services, we estimate that implementation of our full suite of SCM solutions has the potential to decrease a typical health system’s supply expenses by 3% to 10%, which equates to an increase in operating margin of 0.5% to 2.0% of revenue.

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

We believe that we are well positioned to deliver client-specific solutions to the market as hospitals, health systems and non-acute providers continue to face the financial pressures that are endemic and long-term to the healthcare industry. We have leveraged the scale and scope of our overall business to develop a strong understanding and unique base of content regarding the environment inwhich hospitals and health systems operate. With the benefit of this insight, we develop solutions that are designed to strengthen financial and operational performance across our clients’ organizations.

Industry

According to the U.S. Centers for Medicare & Medicaid Services (“CMS”), spending on healthcare in the United States increased 3.6% to reach $2.9 trillion in 2013, or 17.9% of United States Gross Domestic Product, or GDP. Healthcare spending is projected to reach $5.2 trillion by 2023, or 19.3% of GDP. In 2013, spending on hospital care was estimated to be $936.9 billion, representing the single largest component of healthcare spending. According to the American Hospital Association, the U.S. healthcare market has approximately 5,700 acute care hospitals, of which nearly 3,100 are part of health systems. A health system is a healthcare provider with a range of facilities and services designed to deliver care more efficiently and to compete more effectively to increase market share. The Bureau of Labor Statistics estimates that the non-acute care market consists of nearly 575,000 healthcare facilities and providers, including outpatient medical centers and surgery centers, medical and diagnostic laboratories, imaging and diagnostic centers, home healthcare service providers, long term care providers, and physician practices.

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

In order to address rising healthcare costs, employers are pressuring managed care companies to contain healthcare insurance premium increases and reduce the healthcare benefits offered to employees. These ongoing efforts by employers to manage healthcare costs could have the effect of limiting reimbursement for hospitals. In addition, the launch of government-sponsored health insurance exchanges are negatively impacting broader reimbursement trends for healthcare providers.

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

Hospitals often rely on GPOs, which aggregate hospitals’ purchasing volumes, to help manage supply and service costs.In 2012, GPOs generated $55.2 billion in savings to the healthcare system, and researchers believe this trend will continue.Over the next 10 years, GPOs are positioned to generate additional savings for the healthcare industry. A report released by the Healthcare Supply Chain Association (“HSCA”) and healthcare economists at Dobson DaVanzo& Associates found GPOs could help reduce overall healthcare spending by up to $864.4 billion by 2022. The HSCA also estimated that GPOs save the U.S. healthcare industry over $2 billion in annual human resource costs. GPOs contract with suppliers directly for the benefit of their clients, but they do not take title or possession of the products for which they contract; nor do GPOs make any payments to the vendors for the products purchased by their clients. GPOs primarily derive their revenues from administrative fees earned from vendors based on a percentage of dollars spent by their hospital and health system clients. Vendors discount prices and pay administrative fees to GPOs because GPOs provide access to a large client base, thus reducing sales and marketing costs and overhead associated with managing contract terms with a highly fragmented provider market.

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

Reimbursement Complexities and Pressures

Hospitals and health systems are faced with complex and changing reimbursement rules across the government agency and managed care payor categories, as well as the challenge of collecting an increasing percentage of revenue directly from individual patients. Key reimbursement complexities and pressures include:

•	Patient Protection and Affordable Care Act. In March 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. The law focuses, among other things, on reform of the private health insurance market to provide coverage for uninsured individuals and better coverage for those with pre-existing conditions. It was estimated that as many as 25 million uninsured individuals had access to affordable coverage beginning in 2014. According to Obamacarefacts.com, as of mid-January, 2015, 7.1 million previously uninsured individuals were enrolled in an insurance plan through HealthCare.Gov and 2.4 million enrolled through state Marketplaces, as well as 3 million covered as part of Medicaid expansion in certain states.

The law also provides for the commencement of health insurance exchanges as a new market place where individuals and small businesses can compare policies and premiums, and buy insurance with a government subsidy, if eligible. In addition, the PPACA encourages the formation of accountable care organizations (“ACOs”) to promote accountability by healthcare providers and payors for a patient population, and has established various pilot projects to understand the impact and benefits of various bundled reimbursement methodologies. These new reimbursement methodologies will significantly affect providers that are involved in patient care delivery. Instead of each provider being paid separately for the services performed, one bundled payment will cover the total care provided. New competencies will be needed to coordinate care, manage costs and allocate reimbursement.

While coverage of uninsured individuals may mean fewer unpaid hospital bills, the additional insurance coverage provided through expanded Medicaid coverage as well as by state or federally-sponsored health insurance exchanges is often at reimbursement rates below recent historical levels. In the case of Medicaid, reimbursement rates have been below the cost of care delivery. Any short-term benefit for healthcare providers may also be offset by a decrease in funding for uncompensated care, reductions in Medicare and Medicaid payments, penalties for adverse outcomes, and the challenges of supporting increased utilization of healthcare services.

•	Government agency reimbursement coding standards. Government-mandated billable coding changes continue to present ever greater complexity in the reimbursement process by requiring hospitals to change their systems and processes in order to submit compliant Medicare invoices required for payment, thereby straining existing information technology. For example, U.S. healthcare providers, payors and clearinghouses were required to be compliant with version 5010 of the Health Insurance Portability and Accountability Act (“HIPAA”) transaction and code set standards for eligibility, claims status, referrals, claims and remittances by June 30, 2012. In addition, healthcare providers are required to transition from the ICD-9 (International Statistical Classification of Diseases and Related Health Problems) system to ICD-10, a much more complex coding scheme for documenting diagnoses and procedures in order to comply with World Health Organization standards as required by the U.S. Department of Health and Human Services (“HHS”) by October 1, 2015. The ICD-10 coding system totals approximately 155,000 different codes, ten times more than the 14,400 codes found in ICD-9. Healthcare providers continue to make investments in technology upgrades, process change and staff training due to this major regulatory change.

•	Managed care plans. Employers typically provide medical insurance benefits to their employees through managed care plans that can offer a variety of indemnity, preferred provider organization (“PPO”), health maintenance organization (“HMO”), point-of-service (“POS”), and consumer-directed health plans. Each of these plans has individual network designs and pre-authorization requirements, as well as co-payment, co-insurance and deductible profiles. These varying profiles are difficult to monitor and frequently result in the submission of invoices that do not comply with applicable payor requirements.

•	Consumer-directed health plans. According to CMS, consumer out-of-pocket payments for health expenditures increased to $339.4 billion in 2013 from $271.6 billion in 2006. Furthermore, many employer-sponsored plans have benefit designs that require large out-of-pocket expenses for individual employees. Traditionally, hospitals and health systems have developed billing and collection processes to interact with government agency and managed care payors on a high-volume, scheduled basis. The advent of consumer-directed healthcare, or high-deductible health insurance plans, requires hospitals and health systems to invoice patients on an individual basis. We believe many hospitals and health systems do not have the appropriate level of technological infrastructure and/or operational expertise required to successfully manage a high volume of invoices to individuals.

Provider Complexities and Pressures

Hospitals and health systems face increasing cost pressures caused by declining reimbursement, overutilization of services, continued increase of supply prices, technological innovation and complexities inherent in procuring the vast number and quantity of supplies and medical devices required for the delivery of care, as well as the anticipated impact of health insurance reform initiatives. Key complexities and pressures include:

•	Increased patient volumes and lower reimbursement from health insurance coverage. While coverage of previously uninsured individuals may mean fewer unpaid hospital bills, much of the care provided to the newly insured is expected to be provided through expanded Medicaid coverage as well as by state or federally-sponsored health insurance exchanges. In addition, it is estimated that approximately 8,000 baby boomers per day are becoming eligible for Medicare. Such care is likely to be covered at reimbursement rates below previous levels, which, in the case of both Medicare and Medicaid, are already below the cost of care delivery.

•	Pricing pressure due to technological innovation. Historically, advances in specific therapies and technologies have resulted in higher-priced supplies for hospitals, which have significantly decreased the profitability associated with a number of the medical procedures that hospitals perform. For implantable medical devices in particular, hospitals often have a limited ability to mitigate high unit costs because practicing physicians, who are usually not employed by the hospital, often prefer to choose the specific devices that will be used in the delivery of care. Although hospitals are required to procure and pay for these devices, their ability to manage the costs is limited because the hospitals cannot influence the purchasing decision in the same way they are able to with other medical supplies.

•	Supply chain complexities. Despite the use of GPOs to obtain discounts on supplies, hospitals and health systems often do not optimally manage their supply costs due to decentralized purchasing decisions and varying clinical preferences. In addition, hospital supply procurement is highly complex given the vast number of supplies purchased subject to frequently changing contract terms. As a result, supplies are often purchased without a manufacturer contract, or off-contract, which results in higher prices. Furthermore, hospitals often fail to aggregate purchases of commodity-type supplies to take advantage of discounts based on purchase volume or to recognize when they have qualified for these discounts.

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

•	Population health management and accountable care organizations (“ACOs”). Population health management uses analytics and care coordination to shepherd groups of patients through a higher-quality, lower-cost care continuum. An ACO is a healthcare organization characterized by a payment and care delivery model that seeks to tie provider reimbursements to quality of care metrics and reductions in the total cost of care for an assigned population of patients. A group of coordinated health care providers forms an ACO, which then provides care to a group of patients. An ACO may use a range of payment models (capitation, fee-for-service with shared savings, etc.), and is accountable to the patients and the third-party payer for the quality, appropriateness and efficiency of the health care provided. These strategies and programs help lower overall healthcare costs and are expected to continue to gain popularity. For example, in January 2015, the HHS Secretary outlined new targets for Medicare payment reform to rapidly accelerate federal use of accountable care, bundled payments and other methods to pay hospitals and physicians.

MedAssets Solutions

Our technology-enabled solutions enable healthcare providers, primarily hospitals and health systems, to mitigate the trend of expenses increasing at a greater rate than revenue. Our SCM solutions reduce expenses through focused or comprehensive supply chain and clinical resource utilization services that use data and analytics, such as master item files and hospital purchasing data, to identify opportunities for savings and process improvement. This enables us to assist our clients in negotiating discounts on specific high-cost physicianpreference items and pharmaceuticals, and allows our clients to optimize purchasing of supplies and services and to engage physicians in the process to reduce the total cost of care. Our RCM solutions increase net revenue collection rates for healthcare providers by analyzing complex information sets, such as chargemasters and payor rules, to facilitate regulatory compliance and payor requirements in order to realize accurate and timely submission and tracking of invoices or claims.

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

•	Superior proprietary data. Our solutions are supported by proprietary databases compiled by leveraging the breadth of our client base and product and service offerings over a period of years. We believe our databases are the industry’s most comprehensive, including our clinical analytic database of inpatient, outpatient, ambulatory surgery and physician encounters of over two billion charge detail records for over 550 clinical programs. MedAssets is able to provide a detailed service line analysis that includes benchmarks, pricing targets, and utilization targets. Our proprietary master item file contains approximately two million different product types and models, our chargemaster contains over 385,000 distinct charges, and our claims management, contract management and Knowledge Source databases contain governmental and other third-party payor rules and comprehensive pricing data. In addition, we integrate a hospital’s revenue cycle and spend management data sets to help ensure that all chargeable supplies are accurately represented in the hospital’s chargemaster, resulting in increased revenue capture and enhanced regulatory compliance. This content also enables us to provide our clients with spend management decision support and analytical services, including the ability to effectively manage and control their contract portfolios and monitor pricing, tiers and market share. The breadth and scale of our client base and product and service offerings enhances our ability to continually update our proprietary databases, ensuring that our data remains current and comprehensive.

•	Experienced and driven sales force & client management team. We employ highly-trained and focused sales and client service teams of approximately 350 people. Our sales and client service teams provide national coverage for establishing and managing client relationships and maintain close relationships with senior management of hospitals and health systems, as well as other operationally-focused executives involved in areas of revenue cycle management and spend and clinical resource management. Our large sales and client service teams allow us to have personnel that focus on enterprise sales, which we define as selling a comprehensive solution to healthcare providers, and on technical sales, which we define as sales of individual products and services. We utilize a highly consultative sales process during which we gather extensive client financial and operating data that we use to demonstrate that our solutions can yield significant near-term financial improvement. Our sales and client service teams’ compensation is designed to drive profitable growth in sales to both current clients and new prospects, and to support client satisfaction and retention efforts. We expect to use our existing highly consultative sales and client service teams and increased scale to drive additional growth across the combined company’s suite of products and solutions to both new and existing clients.

•	Proven management team and dynamic culture. Our senior management team has many years of business and healthcare industry experience, and our company has a proven track record of delivering measurable financial improvement for healthcare providers. We believe that our current management team has the expertise and experience to continue to grow our business by executing our strategy without significant additional headcount in senior management positions. Our management team has established a client-driven culture that encourages employees at all levels to focus on identifying and addressing the evolving needs of healthcare providers and has facilitated the integration of acquired companies.

Our Strategy

Our mission is to partner primarily with healthcare providers to enhance their financial strength through improved operating margins and cash flows. Key elements of our strategy include:

•	Capitalizing on strong industry fundamentals. Our target market has continued to experience growth due to increasing financial challenges faced by hospitals and health systems. These include the increasing complexity of healthcare reimbursement, rising levels of bad debt and uncompensated care, limited access to capital and significant increases in supply utilization and operating costs. We believe there is tremendous pressure on the United States healthcare system to reduce costs and transform the delivery system. Our comprehensive solutions can help our current and prospective clients simultaneously reduce costs, enhance operational efficiency and improve revenue and cash flow, all of which may improve financial and operational performance.

•	Continually improving and expanding our suite of solutions. We intend to continue to deploy our research and development team, proprietary databases and industry knowledge to further integrate our products and services and develop new financial and operational improvement solutions for hospitals and healthcare providers. In addition to our internal research and development, we also will continue to look to expand our portfolio of solutions through strategic partnerships and select acquisitions, if appropriate, that will allow us to offer incremental financial improvement to healthcare providers. Research and development of new products and the successful execution and integration of future acquisitions are integral to our overall strategy as we continue to expand our portfolio of solutions.

•	Further penetrating our existing client base. We intend to use our long-standing client relationships, large and experienced sales and client service teams, and expanded breadth of our SCM and RCM capabilities to increase the penetration rate for our comprehensive suite of solutions with our existing clients. We estimate the addressable market for existing clients to be a $4.0 billion revenue opportunity for our existing products and services. Within our large and diverse client base, many of our clients utilize solutions from only one of our segments, and the vast majority of our clients use less than the full suite of our solutions.

•	Attracting new clients. We utilize our large and experienced sales team to aggressively seek new clients. We estimate that the addressable market for new clients for our SCM and RCM solutions represents a $4.0 billion revenue opportunity for our existing products and services. We believe that our comprehensive suite of solutions and ability to demonstrate financial improvement opportunities through our highly-consultative sales process will continue to allow us to successfully differentiate our solutions from those of our competitors. The implementation of our advisory and outsourced or embedded SCM and RCM services represents an additional revenue opportunity of more than $4.0 billion.

•	Leveraging operating efficiencies and economies of scale and scope. The design, scalability and scope of our solutions enable us to efficiently deploy a client-specific solution principally through web-based SaaS technologies. As we add new solutions to our portfolio and new clients, we expect to leverage our current capabilities to reduce the average cost of providing our solutions. As clients continue to experience cost pressures, they will be challenged to be able to afford the individual investments needed to operate and compete effectively. We believe demand for our solutions will grow as clients look to leverage our economies of scale and national presence.

•	Maintaining an internal environment that fosters a strong and dynamic culture. Our management team strives to maintain an organization of individuals who possess a strong work ethic and high integrity, and who are recognized for their dependability and commitment to excellence. We believe that this results in attracting employees who are driven to achieve our long-term mission of being the recognized leader in the markets in which we compete. We believe that dynamic, client-centric thinking will be a catalyst for our continued growth and success.

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

Our contract portfolio is designed to offer our healthcare provider clients with both a flexible solution comprised of multi-sourced supplier contracts, as well as a core group of pre-commitment and/or sole-sourced contracts that offer significant discounts. Our multi-sourced contracts include pricing tiers based on purchase volume and offer multiple sources for many products and services. Our pre-commitment or sole-source supplier contracts require that our clients commit to a high percentage of purchase volume from the specified supplier contracts to access greater savings. We regularly evaluate the depth, breadth and competitiveness of our contract portfolio, and have adopted this evolving, data-driven strategy to better address the varying needs of our clients and the significant number of factors, including overall size, service mix, for-profit versus not-for-profit status, and the degree of integration between hospitals in a health system, that influence and dictate their needs.

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

SCM Services

Our SCM services use a combination of demonstrated best practices, leading-edge technology, analytics, market insight and experienced consultants to provide strategic market insight, reduce clinical and operational costs, increase operational efficiency, and help clinicians and healthcare administrators better align clinical delivery for optimal patient and financial outcomes. The focus of our SCM segment is on delivering significant and sustainable financial and operational improvement in the following areas:

•	Strategic market intelligence and consulting. Through our Sg2 business, we help healthcare organizations leverage information by providing insight and guidance to prioritize and execute a strategic plan for future growth and success. Our consulting experts – which include clinicians, strategists, health care executives and statisticians utilize system-wide analytics and future-focused intelligence to provide analysis, actionable plans, and insight into national and local market trends, market position, growth opportunities and strategic priorities. Areas of focus include ambulatory strategy, health exchanges, medical staff planning, service line planning, virtual health strategy and strategic partnerships.

•	Clinical resource and utilization management. Our clinical consulting professionals help clients realize savings, improved physician alignment and product utilization through the analysis of supply and device costs against patient outcomes. A large component of product utilization is implantable physician preference items, or “PPI”, the costs of which may represent approximately 40% of the total supply expense of an average hospital. PPI include expensive medical products and implantable devices (e.g., stents, catheters, heart valves, pacemakers, leads, total joint implants, spine implants and bone products) in the areas of cardiology, orthopedics, neurology, and other highly advanced and innovative service lines, as well as branded pharmaceuticals. We assist healthcare providers with PPI cost reduction by providing data and utilization analyses and pricing targets and by facilitating the implementation and request for proposal processes for PPI in the following areas: cardiac rhythm management, cardiovascular surgery, orthopedic surgery, spine surgery, interventional procedures, and clinical pharmacy management.

•	Outsourced / embedded management services. We have approximately 530 professionals who oversee the supply chain operations for approximately 200 hospitals through the direct management of the sourcing and contracting, purchasing, materials management and inventory management activities. Our teams of embedded employees work with hospital executives to set defined and measurable cost-reduction goals, leverage the most competitive supply contracts, use automation to streamline supply purchases, create new practices to accelerate distribution, and track performance to enable continuous improvement.

•	Procurement solutions. Through our National Procurement Center, we enable hospitals and other non-acute healthcare provider organizationsto purchase supply chain products, consumable goods, purchased services and capital equipment. This highly-scalable service helps our clients increase efficiency and lower procurement-related expenses.

•	Workforce management. We help healthcare providers optimize internal and external clinical labor costs without sacrificing quality or service levels. We bring together a combination of our Web-based staff scheduling technology, agency nursing and allied healthcare sourcing, and vendor management services to optimize the staffing process and allow healthcare organizations to spend more time on providing patient care.

•	Process improvement consulting. Our teams of process improvement experts combine Lean healthcare, Six Sigma, and other effective methods for implementing operating enhancements in order to increase patient access and generate significant sustainable improvements. These operational efficiency processes, which can be used across all major departments and services in a healthcare organization, including the operating room, emergency department, pharmacy department, and nursing floors, are implemented to increase throughput turnaround time, patient satisfaction, and consistency in care delivery.

•	Comprehensive service line improvement. We assist providers in evaluating their service lines and identifying areas for clinical resource improvement through a rigorous process that includes advanced data analysis of utilization, profitability and other operational metrics. Specific areas of our service line expertise include cardiac and vascular surgery, invasive cardiology and rhythm management, medical cardiology, orthopedic surgery, spine and neurology, and general medicine. We assist organizations in reducing the variation in care delivery across locations and physicians within the health system.

Market and Performance Analytics

Our performance analytics and data management tools are an integral part of our SCM solutions. These tools provide transparency into expenses, identify performance deficiencies and areas for operational improvement, and allow for monitoring and measuring results. Key components include:

•	Strategic market analytics. Through the Sg2 EDGE®analytics and intelligence platform, we provide valuable insight into national, regional and local trends and forecasts across the full continuum of care provided by healthcare organizations. The EDGE platform helps enable healthcare organizations and other market participants to optimize their system of care in their community and their business results while adapting value-based care models.

•	Service line analytics. We offer a Web-based solution, supported by consulting services, for the ongoing control and management of supply costs. Using data from a hospital’s information systems, including clinical, financial and supply-cost data reported by service lines and diagnostic-related groups (“DRGs”), we identify opportunities for cost reduction and develop a management plan to achieve improved operational and financial performance results.

•	Cost analytics. These Web-based tools help healthcare organizations improve the management of budgets, costs, third-party payor contracts for both drug purchases and medical/surgical supplies, and help to optimize supply chain contract utilization.

•	Spend analytics and strategic information services. These Web-based tools identify savings opportunities by functional category, manufacturer or contract, and also identify identical or similar products available on private or GPO contracts. In addition, we provide our clients with analytical services to help effectively manage pricing and pricing tiers, monitor market share and the ability to identify cost-saving alternatives.

•	Procure-to-pay. Our team of experts and information technology platform help to streamline healthcare organizations’ requisition-to-payment process for increased productivity and reduced costs. Our clients gain automation to their back office functions, enhanced visibility into areas of supply spend to help reinforce contract compliance and identify pricing errors at the point of purchase and invoice.

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

•	Client master item file services. We believe we have one of the most comprehensive, proprietary supply item databases in the industry. We provide master item file services utilizing our proprietary master item file containing approximately two million items, which allows us to quickly identify and standardize client supply data for timely and accurate reporting.

•	Decision support services. Our decision support software provides clients with an integrated suite of business intelligence tools designed to facilitate hospital decision-making by combining clinical, financial and operational information into a common data set for accuracy and ease of use across the organization. Key components include budgeting, cost accounting, cost management, contract analytics, clinical analytics and client-defined key performance indicators such as profitability per referring physician and per procedure.

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

Revenue Cycle Technology

Healthcare providers face unique content, data management, business process and claims processing challenges and can utilize our SaaS or Web-based software applications to address these issues in the following stages of the revenue cycle workflow:

•	Patient access and financial responsibility. The initial point of patient contact and data collection during the scheduling and admissions process is critical for efficient and effective claim adjudication. Our patient bill estimation, patient access workflow manager and process improvement tools and services promote accurate information and data capture, facilitate communication across revenue cycle operations and assist clients in identifying a patient’s ability to pay and the subsequent collection of payment.

•	Case management, coding and documentation. Many hospitals need tools and processes to ensure accurate documentation and coding that adheres to complex and changing regulatory and payor requirements. For example, payors deploy reimbursement mechanisms that shift length-of-stay cost risk to providers and necessitate tools and processes to help providers manage ongoing payor authorization and concurrent denials management while the patient is being treated. Our solutions help clients negotiate the complexities of documentation and coding and streamline the payor authorization communication channel, improving workflow and management of covered days and length of stay to prevent denied days and reduced reimbursement. In addition, our clinical documentation solution improves the accuracy and completeness of documentation needed for reimbursement.

•	Charge capture and revenue integrity. Many hospitals need to have processes that ensure implementation of a defensible pricing strategy and compliance with third-party and government payor rules. Our charge integrity solutions help establish and sustain revenue integrity by identifying missed charges on billed claims. Our chargemaster and pricing solutions and workflow capabilities help hospitals accurately capture services rendered and present those services for billing with appropriate and compliant coding consistent with the hospital’s pricing methodology and payor rules.

•	Strategic pricing. We maintain a proprietary charge benchmark database that we estimate covers services resulting in over 95% of a hospital’s departmental gross revenues. Through our tools, hospitals are able to establish defensible pricing based on comparative charging benchmarks as well as hospital-specific costs and payor contracts to increase revenue while providing transparency to pricing strategies.

•	Claims processing. Following aggregation of all necessary claim data by a hospital’s patient accounting system, a hospital must deliver claims to payors electronically. Our claims processing tools enhance the process with comprehensive edits and workflow technology to correct non-compliant claims prior to submission. The efficiency that this tool provides expedites processing and, by extension, receipt of cash while reducing the resources required to adjudicate claims.

•	Denials management and reimbursement integrity. The collection of reimbursable dollars requires successful payor management and communication, and a proactive approach to managing the accuracy of payor reimbursement of claims. Our contract management and denial management solutions help providers hold payors accountable for contracted terms and rates, and identify all underpayments and denials to recover all net revenue owed to our clients for services rendered. We also target problem areas that affect the bottom line to improve collection of receivables due from payors. Our exception-driven receivables workflow creates customized work lists for hospital staff to flag and prioritize outstanding accounts receivable to minimize the potential for lost reimbursable dollars.

•	Prospective and retrospective episode payment solutions. Value-based reimbursement is a key initiative of healthcare reform, and our prospective and retrospective episode payment solutions help healthcare organizations prepare for the significant changes to come in payment structure. Using our proprietary software and consultative knowledge, healthcare payors and providers are able to create new definitions for new patient episodes of care, implement and monitor fee-for-service claims within episode budgets, report on financial and quality metrics, administer payment reconciliation to each provider involved in the patient case, and monitor and track patients care pathway through the episode of care.

•	Revenue cycle and supply chain integration. Our Cost-to-Charge analytics solutions (previously named CrossWalk® and CrossWalk for Pharmacy) integrate a hospital’s supply chain and revenue cycle to provide side-by-side visibility into supply charge and cost data and the corresponding charges in the hospital’s chargemaster to ensure that all chargeable supplies are accurately represented in the chargemaster. These tools use our proprietary master item file containing approximately four million different product types and models and our proprietary chargemaster containing over 385,000 distinct charges.

Revenue Cycle Services

We employ our services and consulting expertise to help clients pinpoint the greatest opportunities to achieve operational improvements, and implement our capabilities to deliver measurable and sustainable financial improvements in the following areas:

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

•	Episode of care consulting. Bundled payments, also known as episode-based payments, relate to the reimbursement of healthcare providers on the basis of expected costs for clinically defined episodes of care. These payments were introduced as part of the recent healthcare reform as a means to improve clinical delivery efficiency, gain insight into a patient’s full episode of care and, ultimately, improve the quality of care. Through our consulting capabilities, we offer expertise to healthcare providers to enable them to reduce costs and achieve success in connection with episode of care reimbursement.

Other Information About the Business

Clients

As of December 31, 2014, our client base included approximately 4,500 acute care hospitals and 123,000 ancillary or non-acute provider locations. Our group purchasing organization has contracts with approximately 1,200 manufacturers, distributors and other vendors that pay us administrative fees based on purchase volume by our healthcare provider clients. The diversity of our large client base ensures that our success is not tied to a single healthcare provider or GPO vendor. Our clients are located primarily throughout the United States and, to a limited extent, Canada.

Strategic Business Alliances

We complement our existing products and services and research and development (“R&D”) activities by entering into strategic business relationships with companies whose products and services complement our solutions. We also have co-marketing arrangements with entities whose products and services complement our solutions, such as products and services related to patients financial eligibility qualification and registration quality that are typically offered as patients are being admitted into the hospital.

In addition to our employed sales force, we maintain business relationships with a number of other group purchasing and marketing affiliates that market or support our products or services. We refer to these individuals and organizations as affiliates or affiliate partners. These affiliate partners, which typically provide a limited number of services on a regional basis, are responsible for the recruitment and direct management of healthcare providers in both the acute care and non-acute care markets. Through our relationship with these affiliate partners, we are able to offer a range of solutions to these providers, including both spend and clinical resource management and revenue cycle management products and services, with minimal investment in additional time and resources. Our affiliate relationships provide a cost-effective way to serve certain markets, such as non-acute healthcare providers.

Competition

The market for our products and services is fragmented, intensely competitive and characterized by the frequent introduction of new products and services, rapidly evolving industry standards, technology and client needs. We have experienced and expect to continue to experience intense competition from a number of companies.

Our revenue cycle management solutions compete with products and services provided by large, well-financed and technologically sophisticated entities, including healthcare information technology providers such as Allscripts Corporation, Epic Systems Corporation, McKesson Corporation and Siemens AG; consulting and outsourcing firms such as Accenture Ltd., Accretive Health, Inc., Deloitte &Touche LLP, Ernst & Young LLP,Huron Consulting, Inc., Navigant Consulting, Inc., PricewaterhouseCoopers LLP, The Advisory Board Company and Truven Healthcare Analytics; and providers of competitive products and services such as Conifer (a subsidiary of Tenet Healthcare), Craneware Inc., Emdeon Inc., Optum (a subsidiary of UnitedHealth Group,

Inc.), Parallon (a subsidiary of HCA, Inc.), Passport Health Communications (a subsidiary of Experian), RelayHealth (a subsidiary of McKesson Corporation) and The SSI Group, Inc. We also compete with hundreds of smaller niche companies.

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

Employees

As of December 31, 2014, we had approximately 3,350 full time employees.

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

Research and Development

Our research and development expenditures primarily consist of our investment in internally developed software. We incurred $73.3 million, $72.0 million and $68.7 million for R&D activities in 2014, 2013 and 2012, respectively, and we capitalized 57.6%, 57.1% and 58.5% of these expenses, respectively. As of December 31, 2014, our software development, product management and quality assurance activities involved approximately 460 employees. We expect to incur significant R&D costs in the future due to our continuing investment in internally developed software as we intend to release new features and functionality, expand our content offerings, upgrade and extend our service offerings, and develop new technologies.

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

The market for our products and services is fragmented, intensely competitive and characterized by the frequent introduction of new products and services and by rapidly evolving industry standards, technology and client needs. Our revenue cycle management products and services compete with products and services provided by large, well-financed and technologically-sophisticated entities, including: information technology providers such as Allscripts Corporation, Epic Systems Corporation, McKesson Corporation and Siemens AG; consulting and outsourcing firms such as Accenture Ltd., Accretive Health, Inc., Deloitte &Touche LLP, Ernst & Young LLP, Huron Consulting, Inc., Navigant Consulting, Inc., PricewaterhouseCoopers LLP, The Advisory Board Company and Truven Healthcare Analytics; and providers of competitive products and services such as Conifer (a subsidiary of Tenet Healthcare), Craneware Inc., Emdeon Inc., Optum (a subsidiary of UnitedHealth Group, Inc.), Parallon (a subsidiary of HCA, Inc.), Passport Health Communications (a subsidiary of Experian), RelayHealth (a subsidiary of McKesson Corporation) and The SSI Group, Inc. We also compete with hundreds of smaller niche companies. The primary competitors to our SCM products and services are other large GPOs, such as Amerinet Inc., HealthTrust LLC, Novation LLC and Premier, Inc., as well as a number of the consulting firms named above.

With respect to both our RCM and SCM products and services, we compete on the basis of several factors, including breadth, depth and quality of product and service offerings, ability to deliver financial improvement through the use of products and services, quality and reliability of services, ease of use and convenience, brand recognition, ability to integrate services with existing technology and price. Many of our competitors are more established, benefit from greater name recognition, have larger client bases and have substantially greater financial, technical and marketing resources. Other of our competitors have proprietary technology that differentiates their product and service offerings from ours. As a result of these competitive advantages, our competitors and potential competitors may be able to respond more quickly to market forces, undertake more extensive marketing campaigns for their brands, products and services and make more attractive offers to clients. In addition, many GPOs are associated with provider-clients of the GPO through equity ownership or other financial interests, which enables our competitors to distinguish themselves on that basis.

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

Additionally, as a result of agreements that we have entered into in the recent past with certain of our clients, a larger portion of our revenue is now attributable to a smaller group of clients. Although no single client accounted for more than ten percent of our total net revenue as of December 31, 2014, any significant loss of business from these large clients could have a material adverse effect on our business, results of operations and financial condition. Also, in February 2015, we announced the appointment of R. Halsey Wise to the position of Chairman and Chief Executive Officer of the company succeeding John A. Bardis, the company’s founder, who retired. Mr. Bardis will continue to serve the company as a consultant to support client relationships; however, we could experience client losses as a result of this leadership change. If we do not retain current clients or expand our client base, our business and results of operations will be harmed.

We expect to conduct a full assessment of our business which could significantly impact our financial results.

As a result of our appointment of Mr. Wise to the position of Chairman and Chief Executive Officer, we expect to perform a complete assessment of our business. Actions taken following this assessment may involve a change in strategy and operations, which could substantially impact our financial results and may include certain restructuring and other related charges.

We may face pricing pressures that could limit our ability to maintain or increase prices for our products and services.

We may be subject to pricing pressures with respect to our future sales arising from various sources, including, without limitation, competition within the industry, consolidation of healthcare industry participants, practices of managed care organizations, government actions affecting reimbursement and clients who experience significant financial stress. If our competitors are able to offer products and services that result, or that are perceived to result, in client financial improvement that is substantially similar to or better than the financial improvement generated by our products and services, we may be forced to compete on the basis of additional attributes, such as charging lower prices or increasing the revenue share obligation that we pay our GPO provider-clients, to remain competitive. As healthcare providers consolidate to create integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. If we cannot demonstrate the ability to increase vendor market share of healthcare provider purchases through our GPO, we may have less negotiating leverage with our contracted vendors which may result in our inability to maintain our client agreements or win new business. Additionally, our clients and the other entities with which we have a business relationship are affected by changes in regulations and limitations in governmental spending for Medicare and Medicaid programs. Government actions could limit government spending for the Medicare and Medicaid programs, limit payments to healthcare providers, and increase emphasis on competition and other programs that could have an adverse effect on our clients and the other entities with which we have a business relationship.

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

We may experience significant delays in generating, or an inability to generate, revenues if potential clients take substantial time in evaluating our products and services.

A key element of our strategy is to market our products and services directly to large healthcare providers, such as health systems and acute care hospitals and to increase the number of our products and services utilized by existing clients. The evaluation process is often lengthy and involves significant technical evaluation and commitment of personnel by these organizations. The use of our products and services may also be delayed due to an inability or reluctance to change or modify existing procedures. Additionally, healthcare providers’ resources may be focused on other mission critical initiatives which could delay their evaluation of our products and services. If we are unable to sell additional products and services to existing clients in a timely fashion, our revenue could grow at a slower rate or even decrease.

Unsuccessful implementation of our products and services with our clients may harm our future financial success.

Some of our new-client projects are complex and require lengthy and significant work to implement our products and services. Each client’s situation may be different, and unanticipated difficulties and delays may arise as a result of failure by us or by the client to meet respective implementation responsibilities. If the client implementation process is not executed successfully or if execution is delayed, our relationships with the clients, and our results of operations may be adversely impacted. In addition, cancellation of any implementation of our products and services after it has begun may involve the loss to us of time, effort and resources invested in the cancelled implementation as well as lost opportunity for acquiring other clients over that same period of time. These factors may also contribute to substantial fluctuations in our quarterly operating results.

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

However, in the future, data providers could withdraw their data from us if: there is a competitive or business reason to do so; if pricing or contractual terms are changed at renewal; if legislation is passed restricting the use of the data; or if judicial interpretations are issued restricting use of the data that we currently use in our products and services. Further, we cannot assure you that our licenses for information will allow us to use that information for all potential or contemplated applications and products. If a substantial number of data providers were to withdraw their data, our ability to provide products and services to our clients could be materially adversely impacted.

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

We have and may continue to have a significant amount of indebtedness. On December 13, 2012, we entered into a credit agreement consisting of a five-year $250 million senior secured term A loan facility (“Term A Facility”), a seven-year $300 million senior secured term B loan facility (“Term B Facility”) and a five-year $200 million senior secured revolving credit facility, including a letter of credit sub-facility of $25 million and a swing line sub-facility of $25 million. On September 8, 2014, the Company entered into a First Increase Joinder to the Credit Agreement (the “First Increase Joinder”). The First Increase Joinder increased the revolving commitment amount under the Credit Agreement by $100 million to $300 million. In addition, on November 16, 2010, we issued an aggregate principal amount of $325 million of senior notes due 2018. At December 31, 2014, we had total indebtedness of approximately $881 million.

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

Our ability to comply with the covenants and ratios contained in our credit facilities and indenture or in the agreements governing our future indebtedness may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our credit facilities and indenture prohibit us from making dividend payments on our common stock if we are not in compliance with our restricted payment covenants. If we were to experience any future event of default, if not waived or cured, it could result in the acceleration of the maturity of our indebtedness. If we were unable to repay those amounts, the lenders under our credit facilities could proceed against the security granted to them to secure that indebtedness. If the lenders accelerate the payment of our indebtedness, our assets may not be sufficient to repay in full such indebtedness.

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

If one or more taxing authorities determines that taxes should have, but have not, been paid with respect to our services, we may be liable for past taxes in addition to taxes going forward. Liability for past taxes may also include substantial interest and penalty charges. If we are required to collect and pay back taxes and the associated interest and penalties and if our clients fail or refuse to reimburse us for all or a portion of these amounts, we will incur unplanned costs that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of such services to our clients and may adversely affect our ability to retain existing clients or to gain new clients in the areas in which such taxes are imposed.

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

Other fluctuations in our quarterly results of operations may be due to a number of other factors, some of which are not within our control, including:

•	the extent to which our products and services achieve or maintain market acceptance;

•	the purchasing and budgeting cycles of our clients;

•	the lengthy sales cycles for our products and services;

•	the impact of transaction fee and contingency fee arrangements with clients;

•	changes in our or our competitors’ pricing policies or sales terms;

•	the timing and success of our or our competitors’ new product and service offerings;

•	client decisions, especially those involving our larger client relationships, regarding renewal or termination of their contracts;

•	the amount and timing of operating costs related to the maintenance and expansion of our business, operations and infrastructure;

•	the amount and timing of costs related to the development or acquisition of technologies or businesses;

•	the financial condition of our current and potential clients;

•	unforeseen legal expenses, including litigation and settlement costs; and

•	general economic, industry and market conditions and those circumstances experienced by our healthcare provider-clients such as variations in patient census and seasonal issues.

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

Our future success depends in part on our ability to attract, hire, integrate and retain key personnel. Our future success also depends on the continued contributions of our executive officers and other key personnel, each of whom may be difficult to replace. In February 2015, we announced the appointment of R. Halsey Wise to the position of Chairman and Chief Executive Officer of the company succeeding John A. Bardis, the company’s founder, who retired but will continue to serve the company as a consultant to support client relationships. The loss of services of any of our executive officers or key personnel could have a material adverse effect on our business. The replacement of any of these key individuals would involve significant time and expense and may significantly delay or prevent the achievement of our business objectives.

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

Our operations, information technology and infrastructure are vulnerable to interruption or damage from a variety of sources, some of which are not within our control, including without limitation: (1) power loss and telecommunications failures; (2) software and hardware errors, failures or crashes; (3) computer viruses and similar disruptive problems; (4) fire, flood and other natural disasters; and (5) cyber-security attacks on our network or damage to our software and systems carried out by hackers or Internet criminals, despite our security measures employed.

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

In February 2009 the United States Congress enacted the Heath Information Technology for Clinical Health Act (“HITECH”) as part of the American Recovery and Reinvestment Act of 2009. Among other things, the HITECH Act provides incentives for certain physicians and hospitals related to the adoption and meaningful use of electronic health records (“EHRs”). The Department of Health and Human Services (“HHS”) continues to issue regulations to implement these requirements in stages. Meeting the requirements for such incentives may require additional investment in clinical information systems. While we believe that increased emphasis on EHRs by hospitals and health systems will also drive demand for SaaS-based tools, such as ours, to help rationalize and standardize patient and clinical data for efficient and accurate use, we cannot be certain of the extent or financial impact from such demand.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“PPACA”), amended by the Health Care and Education and Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The Affordable Care Act is a sweeping measure designed to expand access to affordable health insurance, control health care spending, and improve health care quality. The law includes provisions to tie Medicare provider reimbursement to health care quality and incentives; Medicare health care delivery reforms; mandatory compliance programs; enhanced transparency disclosure requirements; increased funding and initiatives to address fraud and abuse; and incentives to state Medicaid programs to promote community-based care as an alternative to institutional long-term care services. In addition, the law provides for the establishment of a national voluntary pilot program to bundle Medicare payments for hospital and post-acute services, which could lead to changes in the delivery of health care services. Likewise, many states have adopted or are considering changes in health care policies in part due to state budgetary shortfalls. While many of the provisions of the Affordable Care Act have begun to be implemented, we do not know what long-term effect the federal Affordable Care Act or other future changes to federal or state laws may have on our business.

The Budget Control Act of 2011, as amended by subsequent legislation, established a budget process known as sequestration that imposes across-the-board federal spending cuts (with certain exceptions) to meet budget targets. Under this process, a two percent reduction to Medicare provider and plan payments has been in effect since April 1, 2013, and this reduction will continue through 2024 unless additional Congressional action is taken to achieve alternative budget savings or otherwise modify the terms of sequestration. There can be no assurances that reimbursement reductions under sequestration or alternative federal or state budgetary actions will not have an adverse impact on our clients and in turn our business.

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

The group purchasing industry and some of its largest purchasing clients have been reviewed by the Senate Judiciary Subcommittee on Antitrust, Competition Policy and Consumer Rights for possible conflict of interest and restraint of trade violations. As a response to the Senate Subcommittee inquiry, our company joined other GPOs to develop a set of voluntary principles of ethics and business conduct designed to address concerns regarding anti-competitive practices. The voluntary code was presented to the Senate Subcommittee in March 2006. In addition, we maintain our own Standards of Business Conduct that provide guidelines for conducting our business practices in a manner that is consistent with antitrust and restraint of trade laws and regulations. There has not been any further inquiry by the Senate Subcommittee since March 2006. On August 11, 2009, we, and several other GPOs, received a letter from Senators Charles Grassley, Herb Kohl and Bill Nelson requesting information concerning the different relationships between and among our GPO and its clients, distributors, manufacturers and other vendors and suppliers, and requesting certain information about the services the GPO performs and the payments it receives. On September 25, 2009, we and several other GPOs received a request for information from the Government Accountability Office (GAO), also concerning our GPO’s services and relationships with our clients. Subsequently, we, and other GPOs, received follow-up requests for additional information. We fully complied with all of these requests. On September 27, 2010, the GAO released a report titled “Group Purchasing Organizations — Services Provided to Customers and Initiatives Regarding Their Business Practices”. On that same day, the Minority Staff of the Senate Finance Committee released a report titled “Empirical Data Lacking to Support Claims of Savings with Group Purchasing Organizations”. On April 30, 2012, the GAO released another report, titled “Group Purchasing Organizations — Federal Oversight and Self-Regulation”, addressing federal oversight practices with respect to GPOs. On November 24, 2014, the GAO released another report, titled “Group Purchasing Organizations — Funding Structure Has Potential Implications for Medicare Costs,” addressing GPO contracting practices and funding structures and their potential impact on the Medicare program.

Congress, HHS, the Department of Justice, the Federal Trade Commission or another state or federal entity could at any time open a new investigation of the group purchasing industry, or develop new rules, regulations or laws governing the industry, that could adversely impact our ability to negotiate pricing arrangements with vendors, increase reporting and documentation requirements, or otherwise require us to modify our arrangements in a manner that adversely impacts our business and financial results. We may also face private or government lawsuits alleging violations arising from the concerns articulated by these governmental actors. We are involved on an ongoing basis in litigation, arising in the ordinary course of business or otherwise, which from time to time may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. The outcome of litigation cannot be predicted with certainty and adverse litigation outcomes could adversely affect our financial results.

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

We are unable to predict what changes to HIPAA or other federal or state laws or regulations might be made in the future or how those changes could affect our business or the associated costs of compliance. For example, the federal Office of the National Coordinator for Health Information Technology (“ONCHIT”) is coordinating the development of national standards for creating an interoperable health information technology infrastructure based on the widespread adoption of EHRs in the healthcare sector. Several organizations, selected as ONCHIT-Authorized Testing and Certification Bodies (“ATCBs”) for EHR certification, test and certify that EHR products are compliant with the standards, implementation specifications, and certification criteria adopted by the Department of Health and Human Services. Certified EHR technologies are eligible to be used for the CMS EHR Incentive Programs. The regulatory standards for these technologies have been evolving. We are yet unable to predict what, if any, impact the development and ongoing refinement of such standards and related ONCHIT activities will have on our products, services or compliance costs.

Failure by us to comply with any of the federal and state standards regarding patient privacy, identity theft prevention and detection, and data security may subject us to penalties, including civil monetary penalties and in some circumstances, criminal penalties. In addition, such failure may injure our reputation and adversely affect our ability to retain clients and attract new clients.

HIPAA and its implementing regulations also mandate format, data content and provider identifier standards that must be used in certain electronic transactions, such as claims, payment advice and eligibility inquiries. Although our systems are fully capable of transmitting transactions that comply with these requirements, some payers and healthcare clearinghouses with which we conduct business may interpret HIPAA transaction requirements differently than we do or may require us to use legacy formats or include legacy identifiers as they make the transition to full compliance. In cases where payers or healthcare clearinghouses require conformity with their interpretations or require us to accommodate legacy transactions or identifiers as a condition of successful transactions, we attempt to comply with their requirements, but may be subject to enforcement actions as a result. In January 2009, CMS published a final rule adopting updated standard code sets for diagnoses and procedures known as ICD-10 code sets. A separate final rule also published by CMS in January 2009 resulted in changes to the formats to be used for electronic transactions subject to the ICD-10 code sets, known as Version 5010. Healthcare providers were required to comply with Version 5010 by January 1, 2012 (although CMS provided a temporary enforcement discretion period ending June 30, 2012). In 2012, the compliance date for ICD–10 was delayed until October 1, 2014 and the Protecting Access to Medicare Act of 2014 prevents the adoption of ICD-10 prior to October 1, 2015. An August 4, 2014 HHS rule establishes the ICD-10 compliance date as October 1, 2015. We are actively working to make the proper modifications in preparation for the implementation of ICD-10. We may not be successful in responding to these changes and any changes in response that we make to our transactions and software may result in errors or otherwise negatively impact our service levels. We may also experience complications in supporting clients that are not fully compliant with the revised requirements as of the applicable compliance date.

If our clients who operate as not-for profit entities lose their tax-exempt status, those clients would suffer significant adverse tax consequences which, in turn, could adversely impact their ability to purchase products or services from us.

State tax authorities have challenged the tax-exempt status of hospitals and other healthcare facilities claiming such status on the basis that they are operating as charitable and/or religious organizations. The outcome of these cases has been mixed with some facilities retaining their tax-exempt status while others have been denied the ability to continue operating as not-for profit, tax-exempt entities under state law. In addition, many states have removed sales tax exemptions previously available to not-for-profit entities, and both the IRS and the United States Congress are investigating the practices of non-for profit hospitals. The Affordable Care Act added new requirements for hospitals operating as charitable organizations, which the IRS has been implementing through regulations. Those facilities denied tax exemptions could be subject to the imposition of tax penalties and assessments which could have a material adverse impact on their cash flow, financial strength and possibly ongoing viability. If the tax exempt status of any of our clients is revoked or compromised by new legislation, regulation, or interpretation of existing legislation or regulation, that client’s financial health could be adversely affected, which could adversely impact our sales and revenue.

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

•	actual or anticipated changes in our or our competitors’ growth rates;

•	the public’s response to our press releases or other public announcements, including our filings with the SEC and announcements of mergers and acquisitions, technological innovations or new products or services by us or by our competitors;

•	sales of common stock by our directors and executive officers;

•	any major change in our senior management team;

•	legal and regulatory factors unrelated to our performance;

•	general economic, industry and market conditions and those conditions specific to the healthcare industry;

•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally; and

•	our quarterly results of operations or future financial projections falling below the expectations of securities analysts or investors.

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

A change of control may also impact employee benefit arrangements, which could make an acquisition more costly and could prevent it from going forward. For example, our equity compensation plans allow for all or a portion of the equity granted under these plans to vest upon a change of control and subsequent employee termination. Finally, upon any change in control, the lenders under our credit facilities would have the right to require us to repay all of the outstanding obligations under our credit facilities and the noteholders under our indenture would have the right to require that we offer to redeem the notes thereunder at 101% of the principal amount plus accrued interest and all other amounts payable thereunder.

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

Facilities and Property

We do not own any real property and lease our existing facilities. Our principal executive offices are located in leased office space in Alpharetta, Georgia. Our facilities accommodate product development, marketing and sales, information technology, administration, training, graphic services and operations personnel. As of December 31, 2014, we leased office space to support our operations in the following locations:

Location	Floor Area (Sq. Feet)	Principal Business Function or Segment	End of Term	Renewal Option
Alpharetta, Georgia	31,236	Corporate	December 31, 2015	Period of five additional years
Alpharetta, Georgia	89,424	RCM	December 31, 2015	Period of five additional years
Bedford, Massachusetts	7,756	RCM	December 31, 2015	Two periods of five additional years
Bellevue, Washington	5,535	RCM	June 30, 2016	Period of five additional years
Cape Girardeau, Missouri(1)	58,456	SCM	July 31, 2017	None
Centennial, Colorado	27,200	SCM	November 30, 2020	Two periods of three additional years
Clearwater, Florida	3,179	SCM	May 31, 2015	None
Denver, Colorado	3,112	SCM	November 30, 2015	None
El Segundo, California	31,536	RCM/SCM	January 17, 2018	Period of five additional years
Franklin, Tennessee	7,081	SCM	December 31, 2015	None
Gallatin, Tennessee	4,250	SCM	December 31, 2016	Period of three additional years
Nashville, Tennessee	22,500	RCM	August 11, 2019	None
Oakland, California	9,473	SCM	October 31, 2019	None
Plano, Texas	6,086	SCM	November 30, 2016	Period of five additional years
Plano, Texas	230,621	RCM/SCM	February 29, 2028	Two periods of five additional years
Richardson, Texas	3,588	RCM	March 31, 2015	None
Saddle River, New Jersey	81,394	RCM	January 31, 2016	None
Skokie, Illinois	60,968	SCM	March 31, 2019	None
Southborough, Massachusetts	4,367	RCM	June 30, 2019	Period of five additional years
St. Louis, Missouri	12,953	SCM	December 31, 2020	Period of five additional years
Yakima, Washington	5,298	RCM	June 30, 2017	Period of two additional years

(1)	See “Finance Obligation” in Note 6 to our Consolidated Financial Statements for a discussion of the capital lease treatment of our Cape Girardeau facility, lease term ending July 31, 2017.

As of December 31, 2014, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Price Range of Common Stock

	Price Range of Common Stock
Period	High	Low
Fourth Quarter 2014	$23.45	$18.15
Third Quarter 2014	$25.57	$19.99
Second Quarter 2014	$25.56	$21.27
First Quarter 2014	$26.09	$19.50
Fourth Quarter 2013	$26.58	$19.38
Third Quarter 2013	$25.72	$17.37
Second Quarter 2013	$19.84	$16.31
First Quarter 2013	$19.99	$16.71

On February 12, 2015, the last reported sale price for our common stock was $19.63 per share. As of February 12, 2015, there were 72 holders of record of our common stock and approximately 9,285 beneficial holders.

Dividend Policy

We did not pay any dividends during the fiscal years ended December 31, 2014 and 2013. We do not anticipate paying any cash dividends for the foreseeable future. The payment of dividends, if any, is subject to the discretion of our board of directors and will depend on many factors, including our results of operations, financial condition and capital requirements, earnings, general business conditions, restrictions imposed by our current and any future financing arrangements, legal restrictions on the payment of dividends and other factors our board of directors deems relevant. Our current credit facilities and the indenture governing our senior notes include restrictions on our ability to pay dividends.

Equity Compensation Plan Information

The information regarding securities authorized for issuance under the Company’s equity compensation plans is set forth below, as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,660,741	(1)	$15.71	5,262,951	(2)
Equity compensation plans not approved by security holders	83,130	(3)	18.14	—

Total	1,743,871		$15.83	5,262,951

(1)	This amount includes 487,038 common stock options and 1,173,703 stock-settled stock appreciation rights (“SSARs”) issued under our Long Term Performance Incentive Plan (effected in 2008), 2004 Long Term Equity Incentive Plan, and 1999 Stock Incentive Plan.
(2)	All securities remaining available for future issuance are issuable under our Long Term Performance Incentive Plan. See Note 9 of the Notes to Consolidated Financial Statements for discussion of the equity plans.
(3)	Amount represents SSARs, net of forfeitures, issued pursuant to the MedAssets, Inc. 2010 Special Stock Incentive Plan (the “Plan”). The Plan was adopted by the Company’s Board of Directors on November 23, 2010 in connection with the Broadlane Acquisition pursuant to an exception to the requirement for stockholder approval under NASDAQ rules. No further equity grants will be issued under the Plan.

Repurchase of Common Stock

Stock repurchases during the fiscal year ended December 31, 2014 was as follows:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands, except share and per share data)
March 1-31, 2014	640,000	$25.08	640,000	$58,939
April 1-30, 2014	200,000	$24.75	840,000	53,984
May 1-31, 2014	941,074	$23.13	1,781,074	32,308
June 1-30, 2014	3,071	$21.97	1,784,145	32,241
July 1-31, 2014	500	$22.00	1,784,645	32,229

(1)	On February 26, 2014, we announced that our board of directors had authorized the repurchase of up to $75,000 of our common stock. The share repurchase program expires the earlier of twelve months from the authorization by our board of directors or the repurchase of $75,000 of our common stock.

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

For the fiscal years ended December 31, 2014, 2013 and 2012, we issued approximately zero, 71,000 and 63,000 unregistered shares of our common stock in connection with stock option exercises with respect to options issued relating to our acquisition of OSI Systems, Inc. in June 2003. We received approximately $0.2 million and $0.1 million in consideration in connection with these stock option exercises for fiscal years ended December 31, 2013 and 2012, respectively.

The sales of the above shares were deemed to be exempt from registration in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving any public offering or as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on the Company’s common stock from December 31, 2009 to December 31, 2014 with the cumulative total return of: (i) the companies traded on the NASDAQ Global Select Market (the “NASDAQ Composite Index”) and (ii) the NASDAQ Computer & Data Processing Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among MedAssets Inc., the NASDAQ Composite Index,

and the NASDAQ Computer & Data Processing Index

*	$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Fiscal year ending:

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
MedAssets Inc.	100.00	95.19	43.61	79.07	93.49	93.16
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
NASDAQ Computer & Data Processing	100.00	106.82	107.70	115.65	176.58	202.04

ITEM 6. SELECTED FINANCIAL DATA.

Our historical financial data as of and for the fiscal years ended December 31, 2014, 2013 and 2012 have been derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, and such data as of and for the fiscal years ended December 31, 2011 and 2010 have been derived from audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

	Fiscal Year Ended December 31,
	2014	2013	2012	2011	2010(2)
	(In thousands, except per share data)
					(recast)
Statement of Operations Data:(1)
Net revenue:
Spend and Clinical Resource Management	$445,605	$424,462	$393,571	$363,997	$177,603
Revenue Cycle Management	274,624	255,954	246,550	214,275	213,728

Total net revenue	720,229	680,416	640,121	578,272	391,331
Operating expenses:(3)
Cost of revenue	171,852	151,950	138,618	121,771	100,737
Product development expenses	31,133	30,874	28,483	26,823	20,011
Selling and marketing expenses	67,426	61,427	60,438	56,997	46,736
General and administrative expenses	237,617	231,826	218,194	203,101	124,379
Restructuring, acquisition and integration-related expenses(4)	7,512	10,070	6,348	24,551	21,591
Depreciation	48,096	40,803	30,190	22,402	19,948
Amortization of intangibles	57,593	62,723	72,652	80,510	31,027
Impairment of property and equipment, goodwill and intangibles(5)	52,539	—	—	—	46,423

Total operating expenses	673,768	589,673	554,923	536,155	410,852

Operating income (loss)	46,461	90,743	85,198	42,117	(19,521)
Other income (expense)
Interest expense	(45,563)	(46,907)	(66,045)	(71,083)	(27,508)
Loss on debt extinguishment(6)	—	—	(28,196)	—	—
Other income	315	287	685	3,621	650

Income (loss) before income taxes	1,213	44,123	(8,358)	(25,345)	(46,379)
Income tax expense (benefit)	21,603	16,682	(1,480)	(9,851)	(14,255)

Net (loss) income	$(20,390)	$27,441	$(6,878)	$(15,494)	$(32,124)
(Loss) income per share basic	$(0.34)	$0.46	$(0.12)	$(0.27)	$(0.57)
(Loss) income per share diluted	$(0.34)	$0.45	$(0.12)	$(0.27)	$(0.57)
Shares used in per share calculation basic	59,811	59,705	57,452	57,298	56,434
Shares used in per share calculation diluted(7)	59,811	61,178	57,452	57,298	56,434

(1)	Amounts have been recast to reflect our DSS operating unit within our SCM segment.

(2)	Amounts include the results of operations of Broadlane (as part of the SCM segment) from November 16, 2010, the date of acquisition.
(3)	Total share-based compensation expense included in the operating expense captions above for each period presented is as follows:

	Fiscal Year Ended December 31,
	2014	2013	2012	2011		2010
	(In thousands)
Cost of revenue	$5,510	$3,866	$2,165	$1,362		$2,722
Product development	954	635	181	267		461
Selling and marketing	2,622	2,251	1,489	559		2,476
General and administrative	8,763	7,744	6,456	2,835		5,834

Total share-based compensation expense	$17,849	$14,496	$10,291	$5,023	(1)	$11,493

(1)	During 2011, we reversed $6.5 million of previously recorded share-based compensation expense related to certain performance-based SSARs and performance-based restricted stock that were granted under the MedAssets, Inc. Long-Term Performance Incentive Plan in 2008. The share-based compensation expense was reversed due to non-achievement of certain performance criteria.
(4)	The amounts were attributable to restructuring, acquisition and integration-related costs including costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.
(5)	The impairment during the fiscal year ended December 31, 2014 consisted of a write-off of goodwill relating to our Revenue Cycle Services operating unit. The impairment during the fiscal year ended December 31, 2010 primarily consisted of: (i) a $44.5 million write-off of goodwill relating to our DSS operating unit; and (ii) $1.3 million relating to an SCM trade name and a customer base intangible asset from prior acquisitions that were deemed to be impaired as part of the product and service offering integration associated with the Broadlane Acquisition.
(6)	The amount reflects the loss on debt extinguishment and is comprised of: (i) a $20.0 million write-off of debt issuance costs relating to our previous credit facility; and (ii) an $8.2 million swap termination fee for two forward starting interest rate swaps also relating to our previous credit facility.
(7)	For the years ended December 31, 2014, 2012, 2011 and 2010, the effect of dilutive securities has been excluded because the effect is antidilutive as a result of the net loss attributable to common stockholders.

Consolidated Balance Sheet Data:

	Fiscal Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Cash and cash equivalents(1)	$12,100	$2,790	$13,734	$62,947	$46,836
Current assets	176,180	119,020	142,997	200,908	184,754
Total assets	1,718,796	1,613,749	1,678,237	1,794,978	1,845,353
Current liabilities	266,509	217,455	225,480	318,325	283,249
Total non-current liabilities(2)	1,005,800	906,505	1,019,134	1,058,040	1,126,521
Total liabilities	1,272,309	1,123,960	1,244,614	1,376,365	1,409,770
Total stockholder’s equity	$446,487	$489,789	$433,623	$418,613	$435,583

(1)	Our general cash management practice is to reduce interest expense. We have an auto-borrowing plan which causes excess cash on hand to be used to repay any balance on our swing-line credit facility on a daily basis. We may also repay our revolving credit facility on a routine basis when our swing line credit facility is undrawn. As of December 31, 2012, we had a cash and cash equivalents balance as a result of the refinancing on December 13, 2012. As of December 31, 2011, we had a cash and cash equivalents balance in anticipation of the $120.1 million deferred payment associated with the Broadlane Acquisition that was paid in January 2012. As of December 31, 2010, we had a cash and cash equivalents balance due to the cash flows associated with the Broadlane Acquisition and a temporary suspension of our previous cash management practice.

(2)	Inclusive of capital lease obligations and long-term notes payable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

We are a performance improvement company providing technology-enabled solutions which together help mitigate the increasing financial challenges faced by healthcare organizations, including hospitals, health systems, and other non-acute healthcare providers, payers, product manufacturers and other service providers. Our solutions are designed to deliver market insight, reduce the total cost of care delivery, enhance operational efficiency, align clinical delivery of physicians and staff to advance care coordination, and improve revenue performance primarily for hospitals and health systems. We believe implementation of our full suite of solutions has the potential to help strategically position healthcare organizations across the continuum of care in the communities they serve, decrease supply costs and improve clinical resource utilization and increase revenue capture and cash flow. Our operations and clients are primarily located throughout the United States and, to a limited extent, Canada.

Our full-year results included total consolidated net revenue of $720.2 million, a 5.9% increase over 2013. These results were primarily driven by growth in medical device, clinical and performance improvement consulting services, revenue cycle technology tools and revenue cycle services as well as our Sg2 Acquisition. We reported a net loss of $20.4 million, or $0.34 per diluted share. Our non-GAAP adjusted EBITDA was $234.0 million, a 6% increase over last year.

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

For the fiscal years ended December 31, 2014, 2013 and 2012, our primary results of operations included the following:

	Fiscal Year Ended December 31,				Fiscal Year Ended December 31,
	2014	2013	Change		2013	2012	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(In millions)				(In millions)
Gross fees(1)	$923.8	$863.0	$60.8	7.0%	$863.0	$800.9	$62.1	7.8%
Revenue share obligation(1)	(203.6)	(182.6)	(21.0)	11.5	(182.6)	(160.8)	(21.8)	13.6

Total net revenue	720.2	680.4	39.8	5.9	680.4	640.1	40.3	6.3
Operating income	46.5	90.7	(44.2)	(48.8)	90.7	85.2	5.5	6.5
Net (loss) income	$(20.4)	$27.4	$(47.8)	(174.3%)	$27.4	$(6.9)	$34.3	497.1%
Adjusted EBITDA(1)	$234.0	$220.8	$13.2	6.0%	$220.8	$207.3	$13.5	6.5%
Adjusted EBITDA margin(1)	32.5%	32.5%			32.5%	32.4%
Adjusted EPS(1)	$1.35	$1.32	$0.03	2.3%	$1.32	$1.13	$0.19	16.8%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

For the fiscal years ended December 31, 2014 and 2013, we generated non-GAAP gross fees of $923.8 million and $863.0 million, respectively, and total net revenue of $720.2 million and $680.4 million, respectively. The increases in non-GAAP gross fees and total net revenue in the fiscal year ended December 31, 2014 compared to the fiscal year ended December 31, 2013 were primarily attributable to:

•	growth in our SCM segment primarily from our medical device consulting and strategic sourcing services and our acquisition of Sg2 and to a lesser extent, higher vendor administrative fees. In addition, we had a higher amount of revenue related to the achievement of certain client financial performance targets earned during the fiscal year ended December 31, 2014; and

•	growth in our RCM segment from an increase in our subscription services related to our revenue cycle technology tools, an increase in our revenue cycle services and higher performance-related fee revenue.

For the fiscal year ended December 31, 2014, we generated operating income of $46.5 million compared to $90.7 million for the fiscal year ended December 31, 2013. The decrease in operating income compared to the prior year was primarily attributable to:

•	an impairment charge of goodwill relating to our revenue cycle services operating unit;

•	increased cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements;

•	higher operating expenses related to increased compensation expense for new and existing personnel, inclusive of share-based compensation expense partially offset by a lower incentive compensation accrual; and

•	an increase in depreciation expense from additions of property and equipment including purchased software and internally developed software.

For the fiscal year ending December 31, 2014, the increase in non-GAAP adjusted EBITDA compared to the fiscal year ended December 31, 2013 was primarily attributable to the net revenue increase discussed above.

For the fiscal year ended December 31, 2013, we generated operating income of $90.7 million compared to $85.2 million for the fiscal year ended December 31, 2012. The increase in operating income compared to the prior year was primarily attributable to the net revenue increase discussed above offset by the following:

•	increased acquisition and integration-related expenses related to exit costs associated with our facilities consolidation;

•	increased cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements;

•	higher operating expenses related to increased compensation expense for new and existing personnel, inclusive of performance-based incentive and share-based compensation expense; and

•	an increase in depreciation expense from additions of property and equipment including purchased software and internally developed software.

For the fiscal year ending December 31, 2013, the increase in non-GAAP adjusted EBITDA and non-GAAP adjusted EBITDA margin compared to the fiscal year ended December 31, 2012 was primarily attributable to the net revenue increase discussed above in addition to lower overall expense growth.

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

Spend and Clinical Resource Management

Our SCM segment provides a comprehensive suite of technology-enabled services that help our clients manage their expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization (“GPO”) portfolio of contracts, consulting services and business intelligence tools. Our SCM segment revenue consists of the following components:

•	Administrative fees and revenue share obligation. We earn administrative fees from manufacturers, distributors and other vendors (collectively referred to as “vendors”) of products and services with whom we have contracts under which our GPO clients may purchase products and services. Administrative fees represent a percentage, which we refer to as our administrative fee ratio, typically ranging from 0.25% to 3.00% of the purchases made by our GPO clients through contracts with our vendors.

Our GPO clients make purchases, and receive shipments, directly from the vendors. Generally on a monthly or quarterly basis, vendors provide us with a report describing the purchases made by our clients through our GPO vendor contracts, including associated administrative fees. We recognize revenue upon the receipt of these reports from vendors.

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

Sg2 Acquisition

On September 22, 2014, we acquired one hundred percent of the issued and outstanding equity interests (the “Membership Interests”) of SG-2, LLC (“Sg2”) for approximately $138 million (subject to certain purchase price adjustments) (the “Sg2 Acquisition”). We funded the Sg2 Acquisition with cash on hand and borrowings under our existing credit facility. The operating results of Sg2 have been included in our consolidated statement of operations within our Spend and Clinical Resource Management (“SCM”) reporting segment since the September 22, 2014 acquisition date.

First Joinder Increase to Credit Agreement

On September 8, 2014, we entered into a First Increase Joinder to Credit Agreement, dated as of September 8, 2014, by and among the Company and its lenders (the “First Increase Joinder”). The First Increase Joinder increased the revolving commitment amount under our credit agreement by $100 million to $300 million. In connection with the First Increase Joinder, we incurred and capitalized approximately $0.6 million of debt issuance costs which will be amortized into interest expense ratably over the remaining term of the revolving credit facility. Refer to Note 6 of the Notes to Consolidated Financial Statements for details.

Impairment of Goodwill

In connection with our 2014 annual impairment testing, we recognized an impairment charge related to the goodwill at our revenue cycle services (“RCS”) operating unit within our RCM reporting segment. As part of our quarterly and annual forecasting process, we expect our future revenue growth to come from lower margin services. As a result, our projected margins within our discounted cash flow model used for impairment testing were therefore reduced, and the resulting business enterprise value could no longer support the amount of goodwill on the consolidated balance sheet related to the RCS operating unit. As a result, during the fourth quarter of 2014 we incurred a goodwill impairment charge within our RCM segment. We recorded a preliminary estimate of $52.5 million related to the goodwill impairment charge. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information.

Results of Operations

Consolidated Tables

The following tables set forth our consolidated results of operations grouped by segment for the periods shown:

	Fiscal Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$494,927	$472,113	$427,698
Revenue share obligation(1)	(203,564)	(182,638)	(160,783)
Other service fees	154,242	134,987	126,656

Total Spend and Clinical Resource Management	445,605	424,462	393,571
Revenue Cycle Management	274,624	255,954	246,550

Total net revenue	720,229	680,416	640,121
Operating expenses:
Spend and Clinical Resource Management	327,903	317,977	295,486
Revenue Cycle Management	291,575	223,030	214,935

Total segment operating expenses	619,478	541,007	510,421
Operating income (loss)
Spend and Clinical Resource Management	117,702	106,485	98,085
Revenue Cycle Management	(16,951)	32,924	31,615

Total segment operating income	100,751	139,409	129,700
Corporate expenses(2)	54,290	48,666	44,502

Operating income	46,461	90,743	85,198
Other income (expense):
Interest expense	(45,563)	(46,907)	(66,045)
Loss on debt extinguishment	—	—	(28,196)
Other income	315	287	685

Income (loss) before income taxes	1,213	44,123	(8,358)
Income tax expense (benefit)	21,603	16,682	(1,480)

Net (loss) income	(20,390)	27,441	(6,878)
Reportable segment adjusted EBITDA(3):
Spend and Clinical Resource Management	195,003	189,393	176,893
Revenue Cycle Management	$67,440	$62,551	$59,451
Reportable segment adjusted EBITDA margin(4):
Spend and Clinical Resource Management	43.8%	44.6%	44.9%
Revenue Cycle Management	24.6%	24.4%	24.1%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
(2)	Represents the expenses of corporate office operations.
(3)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 12 of the Notes to Consolidated Financial Statements.
(4)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

The following table sets forth our consolidated results of operations as a percentage of total net revenue for the periods shown:

	Fiscal Year Ended December 31,
	2014	2013	2012
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	68.7%	69.4%	66.8%
Revenue share obligation(1)	(28.3)	(26.8)	(25.1)
Other service fees	21.4	19.8	19.8

Total Spend and Clinical Resource Management	61.9	62.4	61.5
Revenue Cycle Management	38.1	37.6	38.5

Total net revenue	100.0	100.0	100.0
Operating expenses:
Spend and Clinical Resource Management	45.5	46.7	46.2
Revenue Cycle Management	40.5	32.8	33.6

Total segment operating expenses	86.0	79.5	79.7
Operating income (loss)
Spend and Clinical Resource Management	16.3	15.6	15.3
Revenue Cycle Management	(2.4)	4.8	4.9

Total segment operating income	13.9	20.4	20.2
Corporate expenses(2)	7.5	7.2	7.0

Operating income	6.5	13.3	13.3
Other income (expense):
Interest expense	(6.3)	(6.9)	(10.3)
Loss on debt extinguishment	0.0	0.0	(4.4)
Other income	0.0	0.0	0.1

Income (loss) before income taxes	0.2	6.5	(1.3)
Income tax expense (benefit)	3.0	2.5	(0.2)

Net (loss) income	-2.8%	4.0%	-1.1%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
(2)	Represents the expenses of corporate office operations.

Comparison of the Fiscal Years Ended December 31, 2014 and 2013

	Fiscal Year Ended December 31,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Net revenue:
Spend and Clinical Resource Management
Gross administrative fees(1)	$494,927	68.7%	$472,113	69.4%	$22,814	4.8%
Revenue share obligation(1)	(203,564)	(28.3)	(182,638)	(26.8)	(20,926)	11.5
Other service fees	154,242	21.4	134,987	19.8	19,255	14.3

Total Spend and Clinical Resource Management	445,605	61.9	424,462	62.4	21,143	5.0
Revenue Cycle Management	274,624	38.1	255,954	37.6	18,670	7.3

Total net revenue	$720,229	100.0%	$680,416	100.0%	$39,813	5.9%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

Total net revenue. Total net revenue for the fiscal year ended December 31, 2014 was $720.2 million, an increase of approximately $39.8 million, or 5.9%, from total net revenue of $680.4 million for the fiscal year ended December 31, 2013. The increase in total net revenue was comprised of a $21.1 million increase in SCM revenue and an $18.7 million increase in RCM revenue. For the fiscal years ended December 31, 2014 and 2013, performance-related revenue as a percentage of consolidated net revenue amounted to approximately 3.3% and 3.1%, respectively. Revenue may fluctuate significantly from period to period based upon achieving and thereof receiving client acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the fiscal year ended December 31, 2014 was $445.6 million, an increase of $21.1 million, or 5.0%, from SCM net revenue of $424.5 million for the fiscal year ended December 31, 2013. The increase was the result of an increase in gross administrative fees of $22.8 million, or 4.8% and an increase in other service fees of $19.2 million partially offset by an approximate $20.9 million increase in non-GAAP revenue share obligation.

•	Gross administrative fees. Non-GAAP gross administrative fee revenue increased by $22.8 million, or 4.8%, as compared to the prior period, primarily due to higher purchasing volumes by new and existing clients under our group purchasing organization contracts with our manufacturer and distributor vendors. We may have fluctuations in our non-GAAP gross administrative fee revenue in future periods as the timing of vendor reporting and client acknowledgement of achieved performance targets varies.

•	Revenue share obligation. Non-GAAP revenue share obligation increased $20.9 million, or 11.5%, as compared to the prior period. We analyze the impact of our non-GAAP revenue share obligation on our results of operations by calculating the ratio of non-GAAP revenue share obligation to non-GAAP gross administrative fees including administrative fees not subject to a variable revenue share obligation (or the “revenue share ratio”). Our revenue share ratio was 41.1% and 38.7% for the fiscal years ended December 31, 2014 and 2013, respectively. We may experience fluctuations in our revenue share ratio based on the mix of clients who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements. In addition, we expect our non-GAAP revenue share obligation to generally increase in future periods.

•	Other service fees. The $19.2 million, or 14.3%, increase in other service fees primarily related to higher revenues from supply chain consulting, including medical device consulting and strategic sourcing and decision support services as well as our Sg2 Acquisition. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing clients. In addition, we recorded $5.8 million in revenue associated with our annual client and vendor meeting for the fiscal year ended December 31, 2014 compared to $5.3 million for the fiscal year ended December 31, 2013.

Revenue Cycle Management net revenue. RCM net revenue for the fiscal year ended December 31, 2014 was $274.6 million, an increase of $18.7 million, or 7.3%, from net revenue of $255.9 million for the fiscal year ended December 31, 2013. The increase was attributable to a $10.1 million increase in revenue from our comprehensive revenue cycle service engagements inclusive of performance-related fee revenue; and an $8.6 million increase in revenue from our revenue cycle technology tools. As we engage new clients, renew with existing clients and complete existing contracts, we may experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Fiscal Year Ended December 31,
	2014		2013		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(In thousands)
Operating expenses:
Cost of revenue	$171,852	23.9%	$151,950	22.3%	$19,902	13.1%
Product development expenses	31,133	4.3	30,874	4.5	259	0.8
Selling and marketing expenses	67,426	9.4	61,427	9.0	5,999	9.8
General and administrative expenses	237,617	33.0	231,826	34.1	5,791	2.5
Restructuring, acquisition and integration-related expenses	7,512	1.0	10,070	1.5	(2,558)	(25.4)
Depreciation	48,096	6.7	40,803	6.0	7,293	17.9
Amortization of intangibles	57,593	8.0	62,723	9.2	(5,130)	(8.2)
Impairment of goodwill	52,539	7.3	—	0.0	52,539	100.0

Total operating expenses	673,768	93.5	589,673	86.7	84,095	14.3
Operating expenses by segment:
Spend and Clinical Resource Management	327,903	45.5	317,977	46.7	9,926	3.1
Revenue Cycle Management	291,575	40.5	223,030	32.8	68,545	30.7

Total segment operating expenses	619,478	86.0	541,007	79.5	78,471	14.5
Corporate expenses	54,290	7.5	48,666	7.2	5,624	11.6

Total operating expenses	$673,768	93.5%	$589,673	86.7%	$84,095	14.3%

Cost of revenue. Cost of revenue for the fiscal year ended December 31, 2014 was $171.9 million, or 23.9% of total net revenue, an increase of $19.9 million, or 13.1%, from cost of revenue of $152.0 million, or 22.3% of total net revenue, for the fiscal year ended December 31, 2013. The increase was primarily attributable to an increase in service-related engagements in our SCM segment, which resulted in a higher cost of revenue as these engagements are generally more labor intensive. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our clients. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the fiscal year ended December 31, 2014 were approximately $31.1 million, or 4.3% of total net revenue, an increase of $0.2 million, or 0.8%, from product development expenses of $30.9 million, or 4.5% of total net revenue, for the fiscal year ended December 31, 2013. The increase was primarily attributable to a $0.9 million increase in professional services and a $0.3 million increase in share-based compensation partially offset by a $1.0 million decrease in compensation expense relating to new and existing employees. Our product development capitalization rate for the fiscal years ended December 31, 2014 and 2013 was 57.6% and 57.1%, respectively.

We may experience fluctuations in our capitalization rate due to the timing of our product development investments associated with new product features and functionality, new technologies, and upgrades to our service offerings.

Selling and marketing expenses. Selling and marketing expenses for the fiscal year ended December 31, 2014 were $67.4 million, or 9.4% of total net revenue, an increase of $6.0 million, or 9.8%, from selling and marketing expenses of $61.4 million, or 9.0% of total net revenue, for the fiscal year ended December 31, 2013. The increase was primarily attributable to a $5.3 million increase in compensation expense relating to new and existing employees; a $0.4 million increase in share-based compensation expense; and a $0.3 million increase in other operating infrastructure expense. Total expenses related to our client and vendor meeting amounted to $6.0 million and $6.5 million for the fiscal year ended December 31, 2014 and 2013, respectively.

General and administrative expenses. General and administrative expenses for the fiscal year ended December 31, 2014 were approximately $237.6 million, or 33.0% of total net revenue, an increase of $5.8 million, or 2.5%, from general and administrative expenses of $231.8 million, or 34.1% of total net revenue, for the fiscal year ended December 31, 2013. The increase was attributable to a $4.5 million increase in telecommunications expense; a $1.2 million increase in property and use taxes; a $1.0 million increase in share-based compensation expense; a $0.9 million increase in rent expense; a $0.3 million increase in professional fees; a $0.3 million increase in legal expense; and a $0.3 million increase in other operating infrastructure expense. The increase was partially offset by a $1.6 million decrease associated with an impairment charge in the prior year related to certain internally developed software products that were no longer being utilized; a $0.7 million decrease in transportation expense; and a $0.4 million decrease in compensation expense to new and existing employees.

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the fiscal year ended December 31, 2014 were $7.5 million, or 1.0% of total net revenue, a decrease of $2.6 million, or 25.4%, from restructuring, acquisition and integration-related expenses of $10.1 million, or 1.5% of total net revenue, for the fiscal year ended December 31, 2013. In 2014, we incurred approximately $4.2 million in other costs relating to severance, retention and salaries relating to redundant positions and $3.3 million in transaction costs incurred (not related to the financing) to complete the Sg2 Acquisition including due diligence, consulting and other related fees. In 2013, we incurred approximately $10.1 million in costs relating to a $6.8 million charge for exit costs relating to consolidating certain facilities in Plano, Texas in addition to $3.3 million of other costs relating to severance, retention and salaries relating to redundant positions. Refer to Note 5 of the Notes to Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the fiscal year ended December 31, 2014 was $48.1 million, or 6.7% of total net revenue, an increase of $7.3 million, or 17.9%, from depreciation of $40.8 million, or 6.0% of total net revenue, for the fiscal year ended December 31, 2013. The increase was primarily attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the fiscal year ended December 31, 2014 was $57.6 million, or 8.0% of total net revenue, a decrease of $5.1 million, or 8.2%, from amortization of intangibles of $62.7 million, or 9.2% of total net revenue, for the fiscal year ended December 31, 2013. The decrease in amortization expense compared to the prior year was due to certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization partially offset by incremental amortization expense associated with acquisitions that occurred during the year.

Impairment of goodwill. The impairment of goodwill for the fiscal year ended December 31, 2014 was $52.5 million compared to zero for the fiscal year ended December 31, 2013. The impairment consisted of a write-off of goodwill relating to our revenue cycle services operating unit within the RCM segment. Refer to Note 3 of the Notes to Consolidated Financial Statements for further details.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the fiscal year ended December 31, 2014 were $327.9 million, or 45.5% of total net revenue, an increase of $9.9 million, or 3.1%, from approximately $318.0 million, or 46.7% of total net revenue for the fiscal year ended December 31, 2013. As a percentage of SCM segment net revenue, segment expenses were 73.6% and 74.9% for the fiscal years ended December 31, 2014 and 2013, respectively.

The increase was primarily attributable to a $14.1 million increase in cost of revenue in connection with higher direct labor costs; a $5.1 million increase in telecommunications expense; a $2.0 million increase in share-based compensation expense; and a $0.7 million increase in other operating infrastructure expense. The increase was partially offset by a $7.4 million decrease in restructuring, acquisition and integration-related costs including severance, retention, certain performance-related salary-based compensation, and operating infrastructure costs; a $2.5 million decrease in compensation expense with respect to new and existing employees; and a $2.1 million decrease in the amortization of intangibles as certain intangible assets reached the end of their useful life.

Revenue Cycle Management expenses. RCM operating expenses for the fiscal year ended December 31, 2014 were $291.6 million, or 40.5% of total net revenue, an increase of $68.6 million, or 30.7%, from $223.0 million, or 32.8% of total net revenue, for the fiscal year ended December 31, 2013. As a percentage of RCM segment net revenue, segment expenses were 106.2% (87.0% excluding the RCS impairment charge) and 87.1% for the fiscal year ended December 31, 2014 and 2013, respectively.

The increase was primarily attributable to a $52.5 impairment charge consisting of a write-off of goodwill relating to our revenue cycle services operating unit; a $9.1 million increase in compensation expense with respect to new and existing employees; a $5.0 million increase in depreciation expense; a $4.2 million increase in cost of revenue from our revenue cycle services engagements; and a $0.8 million increase in other operating infrastructure expense. The increase was partially offset by a $3.0 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life.

Corporate expenses. Corporate expenses for the fiscal year ended December 31, 2014 were $54.3 million, an increase of $5.6 million, or 11.6%, from $48.7 million for the fiscal year ended December 31, 2013, or 7.5% and 7.2% of total net revenue, respectively. The increase in corporate expenses was attributable to a $4.0 million increase in restructuring charges inclusive of $3.3 million in transaction costs incurred (not related to the financing) to complete the Sg2 Acquisition including due diligence, consulting and other related fees; a $2.4 million increase in depreciation expense; a $2.2 million increase in share-based compensation expense; and a $0.6 million increase in other operating infrastructure expense. The increase was partially offset by a $3.6 million decrease in compensation expense with respect to new and existing employees.

Non-operating Expenses

Interest expense. Interest expense for the fiscal year ended December 31, 2014 was $45.6 million, a decrease of $1.3 million from interest expense of $46.9 million for the fiscal year ended December 31, 2013. The decrease in interest expense was primarily due to a lower weighted average interest rate on our credit facility. As of December 31, 2014, we had total indebtedness of $881.0 million compared to $764.5 million as of December 31, 2013. As a result of our higher debt balance, we expect interest expense to increase in future periods. See Note 6 of the Notes to our Consolidated Financial Statements herein for more details.

Other income. Other income for the fiscal years ended December 31, 2014 and 2013 was $0.3 million, primarily comprised of rental income.

Income tax expense. Income tax expense for the fiscal year ended December 31, 2014 was $21.6 million, an increase of $4.9 million from an income tax expense of $16.7 million for the fiscal year ended December 31, 2013. Income tax expense recorded during the fiscal year ended December 31, 2014 reflected an effective income tax rate of 1,781.0% (40.2% excluding the RCS impairment charge). Income tax expense recorded during the fiscal year ended December 31, 2013 reflected an effective income tax rate of 37.8%. The increase in our effective tax rate was primarily driven by the impairment in goodwill at our RCS operating unit, credits for research and development expenditures, which were the result of legislation enacted during the three months ended March 31, 2013 for tax years 2012 and 2013 (such legislation has not been enacted for years beginning after December 31, 2013) and increases to our state deferred income tax expense related to state law changes.

In December 2014, we received a draft settlement from the Internal Revenue Service related to the examination of our 2011 and 2012 federal income tax returns. We closed the examination in January 2015 with no material assessments.

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

Spend and Clinical Resource Management net revenue. SCM net revenue for the fiscal year ended December 31, 2013 was $424.5 million, an increase of $30.9 million, or 7.8%, from SCM net revenue of $393.6 million for the fiscal year ended December 31, 2012. The increase was the result of an increase in gross administrative fees of $44.4 million, or 10.4% and an increase in other service fees of $8.3 million partially offset by an approximate $21.8 million increase in non-GAAP revenue share obligation.

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

•

Other service fees. The $8.3 million, or 6.6%, increase in other service fees primarily related to higher revenues from supply chain consulting, including medical device consulting and strategic sourcing services. The growth in supply chain consulting was mainly due to an increased number of engagements from new and existing clients. In addition, we recorded $6.1 million in revenue associated with our annual client and vendor meeting for the fiscal year ended December 31, 2013 compared to $5.7 million for the fiscal year ended December 31, 2012.

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

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the fiscal year ended December 31, 2013 were $10.0 million, or 1.5% of total net revenue, an increase of $3.7 million, or 58.6%, from restructuring, acquisition and integration-related expenses of $6.3 million, or 1.0% of total net revenue, for the fiscal year ended December 31, 2012. The increase was attributable to a $6.8 million charge for exit costs relating to consolidating certain facilities in Plano, Texas; partially offset by a $2.5 million decrease in other costs relating to severance, retention and salaries relating to redundant positions; and a $0.6 million decrease in system migration and standardization costs. Refer to Note 5 of the Notes to Consolidated Financial Statements for further details.

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

In August 2013, we were notified by the Internal Revenue Service that our 2011 federal income tax return was under examination. Fieldwork commenced in September 2013. No conclusion or preliminary results have been communicated to us. We do not expect any material assessment to be realized from this examination. We anticipate the examination will be completed in 2015.

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

In connection with our 2014 annual impairment testing, we recognized an impairment charge related to the goodwill at our RCS operating unit within our RCM reporting segment. As part of our quarterly and annual forecasting process, we expect our future revenue growth to come from lower margin services. As a result, our projected margins within our discounted cash flow model used for impairment testing were therefore reduced, and the resulting business enterprise value could no longer support the amount of goodwill on the consolidated balance sheet related to the RCS operating unit. As a result, during the fourth quarter of 2014 we incurred a goodwill impairment charge within our RCM segment. We recorded a preliminary estimate of $52.5 million related to the goodwill impairment charge. The goodwill impairment amount is preliminary pending receipt of our final valuation report.

Further, as a result of our impairment testing as of October 1, 2014, the estimated fair value of our SCM segment substantially exceeded its respective carrying value and the estimated fair value of our revenue cycle technology operating unit within our RCM segment exceeded its respective carrying value by more than 10%.

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

On September 22, 2014, we acquired one hundred percent of the issued and outstanding equity interests (the “Membership Interests”) of SG-2, LLC (“Sg2”) for approximately $138 million (subject to certain purchase price adjustments) (the “Sg2 Acquisition”).

Included in the purchase price allocation are the fair value of acquired identified intangible assets of $65.7 million, the fair value of which was primarily determined by applying the income approach, using several significant unobservable inputs for projected cash flows and a discount rate. These inputs are considered Level 3 inputs under the fair value measurements and disclosure guidance. The purchase price paid for Sg2 and the resulting goodwill of $81.5 million reflects a premium relative to the value of identified assets due to the strategic importance of the transaction to us and because Sg2’s business model does not rely intensively on fixed assets.

The fair value of acquired assets and liabilities assumed is preliminary pending receipt of final valuation reports. Refer to Note 5 of the Notes to Consolidated Financial Statements for additional information.

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

We account for uncertain tax positions in accordance with GAAP relating to the accounting for uncertainty in income taxes. The guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Our policy is to include interest and penalties in our provision for income taxes. The tax years 1999 through 2013 remain open to examination by the Internal Revenue Service and certain state taxing jurisdictions to which we are subject. For years 1999 to 2010, the statute for assessments and refunds has generally expired; however, tax attributes for those years may still be examined, which would impact the tax years 2011 and forward.

Each quarter we assess our uncertain tax positions and adjust our reserve accordingly based on the most recent facts and circumstances. If there is a significant change in the underlying facts and circumstances or applicable tax law modifications, we may be exposed to additional benefits or expense. See Note 10 of the Notes to Consolidated Financial Statements for the impact of uncertain tax positions in 2014.

We expect a significant increase in our cash taxes in future years, primarily attributable to exhausting all of our federal net operating loss carryforwards and most of our other tax attributes such as tax credits.

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

On September 8, 2014, we entered into a First Increase Joinder to Credit Agreement, dated as of September 8, 2014, by and among the Company and its lenders (the “First Increase Joinder”). The First Increase Joinder increased the revolving commitment amount under our Credit Agreement by $100 million to $300 million.

Historically, we have utilized federal net operating loss carryforwards (“NOLs”) to reduce both regular and Alternative Minimum Tax (“AMT”) cash payments. Consequently, our federal cash tax payments in past reporting periods have been minimal. During 2014, we paid cash taxes of approximately $27.4 million. We expect our cash tax liability to increase in 2015 and in the future.

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

As of December 31, 2014, we had $152.0 million drawn on our revolving credit facility resulting in $147.0 million of availability under our revolving credit facility inclusive of the swing-line (netted for a $1.0 million letter of credit). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing-line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of December 31, 2014 and 2013, we had cash and cash equivalents totaling $12.1 million and $2.8 million, respectively.

Operating Activities:

The following table summarizes the cash provided by operating activities for the fiscal years ended December 31, 2014 and 2013:

	Fiscal Year Ended December 31,
	2014	2013	Change
	Amount	Amount	Amount	%
Net (loss) income	$(20.4)	$27.4	$(47.8)	-174.5%
Non-cash items	176.4	124.1	52.3	42.1
Net changes in working capital	(17.0)	1.4	(18.4)	-1,314.3

Net cash provided by operations	$139.0	$152.9	$(13.9)	-9.1%

Net (loss) income represents the (loss) income attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include depreciation for fixed assets, amortization of intangible assets, stock compensation expense, bad debt expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, loss on debt extinguishment, amortization of debt issuance costs, impairment of assets and non-cash interest expense. Refer to our Consolidated Statement of Cash Flows for details regarding these non-cash items. The total for these non-cash expenses was $176.4 million and $124.1 million for the fiscal years ended December 31, 2014 and 2013, respectively. The increase in non-cash expenses for the fiscal year ended December 31, 2014 compared to December 31, 2013 was primarily attributable to: (i) an increase in the impairment of assets of $49.0 million; (ii) an $8.3 million increase in depreciation expense; (iii) a $4.1 million increase in the excess tax benefit from exercise of equity awards; and (iv) a $3.4 million increase in share-based compensation. The increase was partially offset by: (i) a $7.6 million decrease in our deferred income tax expense (benefit); and (ii) a $5.1 million decrease in the amortization of intangibles. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the fiscal year ended December 31, 2014, the working capital changes resulting in a decrease to cash flow from operations of $18.4 million primarily consisted of the following:

Decrease of cash flow

•	an increase in accounts receivable of $40.0 million related to the timing of invoicing and cash collections and our revenue growth;

•	an increase in prepaid expenses and other assets of $2.3 million primarily related to an increase in prepaid taxes of $2.9 million and an increase in prepaid insurance of $2.5 million partially offset by a decrease in software and hardware maintenance of $3.7 million; and

•	an $11.9 million decrease in accrued payroll and benefits due to payroll cycle timing.

The working capital changes resulting in a decrease to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in increases to cash flow:

Increase of cash flow

•	a decrease in other long term assets of $0.5 million primarily related to the timing of cash payments for our deferred sales expenses;

•	a $4.0 million working capital increase in trade accounts payable due to the timing of various payment obligations;

•	a $11.3 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO; and

•	an increase in deferred revenue of $17.9 million for cash receipts not yet recognized as revenue.

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

Investing Activities:

Investing activities used $204.5 million of cash for the fiscal year ended December 31, 2014 which included approximately $141.3 million primarily related to the Sg2 Acquisition; $42.2 million for investment in software development and $21.0 million of capital expenditures.

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

Financing Activities:

Financing activities provided $74.8 million of cash for the fiscal year ended December 31, 2014. We received $216.1 million from borrowings on our revolving credit facility (inclusive of our swing line borrowings of $34.1 million); $3.6 million from the issuance of common stock; and $2.0 million from the excess tax benefit from the exercise of stock options. This was partially offset by payments made on our Term Loan Facility of $25.5 million consisting of $15.5 million in scheduled principal payments, $10.0 million in voluntary prepayments our Term B Facility, $40.0 million in voluntary payments on our revolving credit facility and payments of $34.1 million on our swing line. We also made payments of $0.7 million on our finance obligation (discussed below). In addition, we paid $0.6 million in debt issuance costs associated with the First Increase Joinder discussed herein. We purchased 1,784,645 shares of common stock under our share repurchase program totaling $42.8 million and settled the tax liability relating to shares surrendered for tax withholdings totaling $3.2 million. As of December 31, 2014, the Credit Agreement requires an assessment of excess cash flow for our fiscal year ended December 31, 2014. Based on the voluntary repayments made during the fiscal year ended December 31, 2014, we expect to make an excess cash flow payment of approximately $8.0 million during the first quarter of 2015.

Financing activities used $105.0 million of cash for the fiscal year ended December 31, 2013. We made payments on our Term Loan Facility of $120.5 million consisting of $15.5 million in scheduled principal payments and $105.0 million voluntary prepayment from free cash flow. In addition, we made payments of $0.7 million that were made on our finance obligation. This was partially offset by $10.1 million received from the issuance of common stock (net of offering costs) and $6.0 million from the excess tax benefit from the exercise of stock options.

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

On September 8, 2014, we entered into a First Increase Joinder to Credit Agreement, dated as of September 8, 2014, by and among the Company and its lenders. The First Increase Joinder increased the revolving commitment amount under our Credit Agreement by $100 million to $300 million. In connection with the First Increase Joinder, we incurred and capitalized approximately $0.6 million of debt issuance costs which will be amortized into interest expense ratably over the remaining term of the revolving credit facility. Refer to Note 6 of the Notes to Consolidated Financial Statements for details.

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

See table below for a summary of the pricing tiers for all applicable margin rates. As of December 31, 2014, our applicable margin on our Revolving Credit Facility and Term A Facility was tier 2.

Revolving credit facility
Pricing Tier	Total Leverage Ratio	Commitment Fee	Letter of Credit Fee	Eurodollar Loans	Base Rate Loans
1	≥ 4.00:1.00	0.50%	2.50%	2.50%	1.50%
2	< 4.00:1.00	0.375%	2.25%	2.25%	1.25%

Term Loan A Facility
Pricing Tier	Total Leverage Ratio	Eurodollar Loans	Base Rate Loans
1	≥ 4.00:1.00	2.50%	1.50%
2	< 4.00:1.00	2.25%	1.25%

Term Loan B Facility
Pricing Tier	Total Leverage Ratio	Eurodollar Loans	Base Rate Loans
n/a	n/a	2.75%	1.75%

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

As of December 31, 2014, we had an outstanding balance of $152.0 million on the Revolving Credit Facility resulting in $147.0 million available under the Revolving Credit Facility (after giving effect to $1.0 million of outstanding but undrawn letters of credit on such date). We also had $881.0 million of debt outstanding and a cash balance of $12.1 million as of December 31, 2014.

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

For the fiscal quarter ending December 31, 2014, we were required to maintain compliance with a maximum consolidated total debt to consolidated EBITDA leverage ratio of 5.25 to 1.0 (5.00 to 1.0 on a pro forma basis) and a minimum consolidated interest coverage ratio of 2.5 to 1.0. The consolidated total debt to consolidated EBITDA leverage ratio and the consolidated interest coverage ratio thresholds adjust in future periods. The following table shows our future covenant thresholds:

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

The determination of our pricing tier is based on the total leverage ratio that was calculated in the most recent compliance certificate received by our administrative agent. In addition, our loans and other obligations under the credit agreement are guaranteed, subject to specified limitations, by our present and future direct and indirect domestic subsidiaries. As of December 31, 2014, we were not in default of any covenants under our credit agreement.

Notes Offering

The Company has an aggregate principal amount of $325 million of senior notes (the “Notes”) outstanding that have been registered under the Securities Act of 1933, as amended. The Notes are jointly and severally guaranteed on a senior unsecured basis by each of the Company’s existing domestic restricted subsidiaries and each of the Company’s future domestic restricted subsidiaries in each case that guarantees the Company’s obligations under the credit agreement. The Notes and the guarantees are senior unsecured obligations of the Company.

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

The Indenture contains certain customary negative covenants, including, but not limited to, limitations on: the incurrence of debt; liens; consolidations or mergers; asset sales; certain restricted payments and transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the parent company to obtain funds from its subsidiaries by dividend or loan. The Indenture also contains customary events of default. As of December 31, 2014, we were not in default of any covenants under the Indenture.

Summary Disclosure Concerning Contractual Obligations and Commercial Commitments

In the ordinary course of business, we enter into contractual obligations to make cash payments to third parties. The Company’s known contractual obligations as of December 31, 2014 are as follows:

		Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(In thousands)
Bank credit facility(1)	$556,000	$29,583	$359,888	$166,529	$—
Bonds payable(2)	325,000	—	—	325,000	—
Interest on fixed rate debt	100,750	26,000	52,000	22,750	—
Interest on variable rate debt(3)	75,728	18,026	41,667	16,035	—
Operating leases(4)	119,562	13,342	17,607	18,817	69,796
Restructuring, acquisition and integration-related obligations(5)	1,918	1,918	—	—	—
Finance obligations(6)	10,828	1,114	9,714	—	—
Tax liability(7)	848	600	248	—	—

	$1,190,634	$90,583	$481,124	$549,131	$69,796

(1)	Indebtedness under our credit facility bears interest at an annual rate of LIBOR (our credit agreement contains a 1.25% LIBOR floor on the Term B Facility) plus an applicable margin. The applicable weighted average interest rate, inclusive of LIBOR and the applicable margin was 3.0% on our Term Loan Facility at December 31, 2014. We had $152.0 million outstanding under our revolving credit facility at December 31, 2014. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our borrowings.
(2)	Indebtedness on our bonds bear interest at an 8% annual rate. See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding our bond offering.
(3)	Interest on variable rate debt is calculated using the weighted-average interest rate in effect as of December 31, 2014 for all future periods. In addition, our credit agreement requires us to calculate excess cash flow on an annual basis. As discussed elsewhere herein, we will be required to make an excess cash flow payment during the first quarter of 2015.
(4)	Relates to certain office space and office equipment under operating leases. Amounts represent future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year or more. See Note 7 of the Notes to Consolidated Financial Statements for more information.
(5)	Represents restructuring, acquisition and integration-related costs. See Note 5 of the Notes to Consolidated Financial Statements for additional information.

(6)	Represents a capital lease obligation incurred in a sale and subsequent leaseback transaction of an office building. See Note 6 of the Notes to Consolidated Financial Statements under the subheading “Finance Obligations” for additional information regarding this transaction and the related obligation.
(7)	The above amount relates to management’s estimate of uncertain tax positions. As a result of tax attributes (net operating losses and tax credits), we have several tax periods open to examination until the statute of limitations has expired with respect to the year in which these attributes are utilized. As such, we cannot predict the precise timing that this liability will be applied or utilized. Additionally, the liability may increase or decrease if management’s estimate of uncertain tax positions changes when new information arises or changes in circumstances occur.

Indemnification of product users.We provide a limited indemnification to users of our products against any patent, copyright, or trade secret claims brought against them. The duration of the indemnifications vary based upon the life of the specific individual agreements. We have not had a material indemnification claim, and we do not believe we will have a material claim in the future. As such, we have not recorded any liability for these indemnification obligations in our financial statements.

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

As of December 31, 2014, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

EBITDA, adjusted EBITDA and adjusted EBITDA margin. We define: (i) EBITDA, as net income before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) adjusted EBITDA, as net income before net interest expense, income tax expense (benefit), depreciation and amortization and other non-recurring, non-cash or non-operating items; and (iii) adjusted EBITDA margin, as adjusted EBITDA as a percentage of net revenue. We use EBITDA, adjusted EBITDA and adjusted EBITDA margin to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the Board and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure (primarily interest charges and amortization of debt issuance costs), asset base (primarily depreciation and amortization) and items outside the control of the management team (taxes), as well as other non-cash (purchase accounting adjustments and imputed rental income) and non-recurring items, from our operational results. Adjusted EBITDA also removes the impact of non-cash share-based compensation expense, goodwill impairment, and certain restructuring, acquisition and integration-related charges.

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

The following table reconciles net income to adjusted EBITDA for the fiscal years ended December 31, 2014, 2013 and 2012:

	Fiscal Year Ended December 31,
Adjusted EBITDA Reconciliation	2014	2013	2012
	(In thousands)
Net (loss) income	$(20,390)	$27,441	$(6,878)
Depreciation	48,096	40,803	30,190
Depreciation (included in cost of revenue)	3,131	2,157	1,859
Amortization of intangibles	57,593	62,723	72,652
Amortization of intangibles (included in cost of revenue)	—	—	557
Interest expense, net of interest income(1)	45,563	46,907	66,041
Income tax expense (benefit)	21,603	16,682	(1,480)

EBITDA	155,596	196,713	162,941
Impairment of goodwill(2)	52,539	—	—
Share-based compensation expense(3)	17,849	14,496	10,291
Rental income from capitalizing building lease(4)	(438)	(438)	(438)
Purchase accounting adjustments(5)	979	—	—
Restructuring, acquisition and integration-related expenses(6)	7,512	10,070	6,348
Loss on debt extinguishment(7)	—	—	28,196

Adjusted EBITDA	$234,037	$220,841	$207,338

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our Consolidated Statement of Operations.
(2)	The impairment during the fiscal year ended December 31, 2014 consisted of a write-off of goodwill relating to our revenue cycle services operating unit;

(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.
(4)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance. See Note 6 of the Notes to Consolidated Financial Statements herein for further discussion of this rental income.
(5)	Represents the effect on revenue of adjusting the acquired deferred revenue balance associated with the Sg2 Acquisition to fair value at the acquisition date.
(6)	Represents the amount attributable to restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.
(7)	The amount reflects the loss on debt extinguishment and is comprised of: (i) a $20.0 million write-off of debt issuance costs relating to our previous credit facility; and (ii) an $8.2 million swap termination fee for two forward starting interest rate swaps also relating to our previous credit facility.

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

	Twelve Months Ended December 31,
	2014	2013	2012
Net (loss) income	$(20,390)	$27,441	$(6,878)
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	57,593	64,459	75,103
Pre-tax non-cash, share-based compensation(2)	17,849	14,496	10,291
Pre-tax restructuring, acquisition and integration related expenses(3)	7,512	10,070	6,348
Pre-tax non-cash, purchase accounting adjustment(4)	979	—	—
Pre-tax loss on debt extinguishment(5)	—	—	28,196
Non-cash impairment of goodwill(6)	52,539	—	—

Tax effect on pre-tax adjustments(7)	(33,574)	(35,609)	(47,975)

Non-GAAP adjusted net income	$82,508	$80,857	$65,085

	Twelve Months Ended December 31,
	2014	2013	2012
Per share data	$(0.34)	$0.45	$(0.12)
EPS — diluted
Impact of using dilutive shares(1)	0.01	—	—
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	0.94	1.05	1.31
Pre-tax non-cash, share-based compensation(2)	0.29	0.24	0.18
Pre-tax restructuring, acquisition and integration related expenses(3)	0.12	0.16	0.11
Pre-tax non-cash, purchase accounting adjustment(4)	0.02	—	—
Pre-tax loss on debt extinguishment(5)	—	—	0.49
Non-cash impairment of goodwill(6)	0.86	—	—

Tax effect on pre-tax adjustments(7)	(0.55)	(0.58)	(0.84)

Non-GAAP adjusted EPS — diluted	$1.35	$1.32	$1.13

Weighted average shares — diluted (in 000s)(8)	61,107	61,178	57,452

(1)	Given the Company’s net loss, GAAP diluted net loss per share is the same as basic net loss per share. However, the Company uses weighted average shares, diluted in its calculation of non-GAAP adjusted EPS. Amount represents the impact of this change.
(2)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.
(3)	Represents the amount and the per share impact, on a pre-tax basis, of restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.
(4)	Represents the amount and the per share impact, on a pre-tax basis, of the effect on revenue of adjusting the acquired deferred revenue balance associated with the Sg2 Acquisition to fair value at the acquisition date.
(5)	Represents the amount and the per share impact, on a pre-tax basis, of loss on debt extinguishment and is comprised of (i) a $20.0 million write-off of debt issuance costs relating to our previous credit facility; and (ii) an $8.2 million swap termination fee for two forward starting interest rate swaps also relating to our previous credit facility.
(6)	Represents the amount and per share impact, on a pre-tax basis, of a write-off of goodwill relating to our revenue cycle services operating unit.
(7)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. We used a tax rate of 40.0% for the fiscal years ended December 31, 2014, 2013 and 2012 since we believe the 40% will be our normalized long-term tax rate. The effective tax rate for the fiscal years ended December 31, 2014, 2013 and 2012 was 1,781.0% (40.2% excluding the RCS impairment charge), 37.8% and 17.7%, respectively.
(8)	As noted above, for the fiscal year ended December 31, 2014, the Company used the weighted average shares – diluted in its calculation of non-GAAP adjusted EPS. Given the Company’s net loss in 2012, basic and diluted weighted average shares are the same for EPS and Non-GAAP diluted adjusted EPS.

Related Party Transactions

For a discussion of our transactions with certain related parties see Note 17 of the Notes to Consolidated Financial Statements.

New Accounting Pronouncements

Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to disclosure of uncertainties about an entity’s ability to continue as a going concern. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in the event that there is such substantial doubt. The update will be effective on January 1, 2016.

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

Discontinued Operations

In April 2014, the FASB issued an accounting standard update which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This update will be effective for applicable transactions occurring after January 1, 2015.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Quantitative and Qualitative Disclosures About Market Risk

Foreign currency exchange risk.Certain of our contracts are denominated in Canadian dollars. As our Canadian sales have not historically been significant to our operations, we do not believe that changes in theCanadian dollar relative to the U.S. dollar will have a significant impact on our financial condition, results of operations or cash flows. We currently do not transact any other business in any currency other than the U.S. dollar. As we continue to grow our operations, we may increase the amount of our sales to foreign clients. Although we do not expect foreign currency exchange risk to have a significant impact on our future operations, we will assess the risk on a case-specific basis to determine whether any forward currency hedge instrument would be warranted.

Interest rate risk.We had outstanding borrowings on our Term Loan Facility and Revolving Credit Facility of $556.0 million as of December 31, 2014. The Term A Facility and the Revolving Credit Facility bear interest at LIBOR plus an applicable margin. The Term B Facility bears interest at LIBOR, subject to a floor of 1.25% plus an applicable margin. We also had outstanding an aggregate principal amount of our Notes of $325.0 million as of December 31, 2014, which bears interest at 8% per annum.

To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loans, would have resulted in an approximate $5.6 million increase to our interest expense for the fiscal year ended December 31, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included herein beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship regarding the potential utilization of certain controls and procedures. In September 2014, we completed our acquisition of Sg2 (see Note 5 to the Consolidated Financial Statements). We are not required to include an assessment of the disclosure controls and procedures of a newly acquired entity in our evaluation of disclosure controls and procedures for MedAssets pursuant to guidance supplied by the SEC to companies regarding the treatment of business combinations. In accordance with our integration efforts, we have initiated the process of incorporating Sg2’s operations into our disclosure controls and procedures program and plan to include them in our formal evaluation process in the future within the time period provided by applicable SEC rules and regulations.

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

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assuranceregarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management assessed our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. In September 2014, we completed our acquisition of Sg2 (see Note 5 to the Consolidated Financial Statements). In accordance with our integration efforts, we plan to initiate the process of incorporating Sg2’s operations into our internal control over financial reporting program in the future within the time period provided by applicable SEC rules and regulations. As such, management has excluded this acquired business from its assessment.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors, executive officers and corporate governance will be set forth in the proxy statement for our 2015 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation will be set forth in the proxy statement for our 2015 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding security ownership of certain beneficial owners and management and related stockholder matters will be set forth in the proxy statement for our 2015 annual meeting of stockholders and is incorporated herein by reference. Also, see section “Equity Compensation Plan Information” in Item 5 of Part 2 herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions and director independence will be set forth in the proxy statement for our 2015 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information regarding principal accountant fees and services will be set forth in the proxy statement for our 2015 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules.

a)	documents as part of this Report.

(1)	The following consolidated financial statements are filed herewith in Item 8 of Part II above.

(i)	Report of Independent Registered Public Accounting firm

(ii)	Consolidated Balance Sheets

(iii)	Consolidated Statements of Operations

(iv)	Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(v)	Consolidated Statements of Cash Flows

(vi)	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

All other supplemental schedules are omitted because of the absence of conditions under which they are required.

(3)	Exhibits

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement, dated as of September 14, 2010, by and among the Company, Broadlane Intermediate Holdings, Inc. and Broadlane Holdings, LLC (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 20, 2010)

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2008)

3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 24, 2008)

4.1	Form of common stock certificate of the Company (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)

4.2	Amended and Restated Registration Rights Agreement (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 No. 333-145693)

4.3	Indenture, dated as of November 16, 2010, among MedAssets, Inc., the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 19, 2010)

10.1	First Increase Joinder to Credit Agreement, dated as of September 8, 2014, by and among MedAssets, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer, Bank of America, N.A., as Swing Line Lender, Deutsche Bank Securities Inc., as Syndication Agent, and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc., SunTrust Robinson Humphrey, Inc., Raymond James Bank, FSB and Fifth Third Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on September 12, 2014)

10.2	Credit Agreement, dated as of December 13, 2012, among MedAssets, Inc., the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and L/C Issuer; Bank of America, N.A., as Swing Line Lender; J.P. Morgan Securities LLC, Barclays Bank PLC, Deutsche Bank Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Stanley Senior Funding, Inc. and Suntrust Robinson Humphrey, Inc., as Joint Lead Arrangers and Joint Bookrunners; Deutsche Bank Securities Inc., as Syndication Agent; and Barclays Bank PLC, Morgan Stanley Senior Funding, Inc., Suntrust Bank, Raymond James Bank, FSB and Fifth Third Bank, as Co-Documentation Agents (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2012)

10.3	Membership Interest Purchase Agreement, dated as of August 13, 2014, by and among Michael A. Sachs, Michael J. Burke, Michael A. Sachs Charitable Remainder Unitrust, Michael J. Burke Trust dated September 5, 2002, SG-2 Management, LLC, SG-2 Management B, LLC, SG-2, LLC, Michael A. Sachs, as the Sellers’ Representative, and MedAssets, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 13, 2014)

10.4	1999 Stock Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 No. 333-145693)

10.5	MedAssets Inc. 2004 Long-Term Incentive Plan (as amended) (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333-145693)

10.6	MedAssets, Inc. Long Term Performance Incentive Plan (as amended) (Incorporated by reference to Annex A to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 29, 2013)

10.7	MedAssets, Inc. 2013 Annual Incentive Compensation Plan (Incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Form DEF 14A filed on April 29, 2013)

Exhibit No.	Description of Exhibit

10.8	Form of Indemnification Agreement entered into by the Company with each of its executive officers and directors (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 No. 333-145693)

10.9	Form of Stock Appreciation Right (non-performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)

10.10	Form of Stock Appreciation Right (performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)

10.11	Form of Restricted Stock (non-performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)

10.12	Form of Restricted Stock (performance based) Grant Notice and Agreement (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 11, 2009)

10.13*	Form of Restricted Stock Unit (non-performance based) Award Agreement

10.14*	Form of Restricted Stock Unit (performance based) Award Agreement

10.15	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and John A. Bardis (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2011)

10.16	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Rand Ballard (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2011)

10.17	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Charles Garner (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2011)

10.18	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Lance M. Culbreth (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2011)

10.19	Amended and Restated Employment Agreement, dated May 2, 2011, by and between the Company and Jonathan H. Glenn (Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 3, 2014)

10.20	Employment Agreement, dated as of March 5, 2012, by and between the Company and Mike Nolte (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 7, 2012)

10.21	Senior Executive Change in Control Severance Plan and Participation Agreement, dated April 4, 2013, by and between the Company and Keith Thurgood (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013)

10.22	Senior Executive Change in Control Severance Plan and Participation Agreement, dated October 30, 2013, by and between the Company and Amy Amick (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on March 3, 2014)

10.23	Amendment to Employment Agreement, dated December 11, 2013, by and between the Company and John A. Bardis (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 3, 2014)

Exhibit No.	Description of Exhibit

10.24	Amendment to Employment Agreement, dated December 11, 2013, by and between the Company and Rand A. Ballard (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 3, 2014)

10.25	Amendment to Employment Agreement, dated December 11, 2013, by and between the Company and Mike Nolte (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed on March 3, 2014)

10.26	Amendment to Employment Agreement, dated June 26, 2014, by and between the Company and Rand Ballard (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (filed on August 4, 2014)

10.27	Amendment to Employment Agreement, dated July 14, 2014, by and between the Company and Mike Nolte (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2014)

10.28	Senior Executive Change in Control Severance Plan and Participation Agreement, dated September 19, 2014, by and between the Company and Steve Lefar (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2014)

10.29	Separation and Release Agreement, dated January 2, 2015, by and between the Company and Keith Thurgood (Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.30	Transition and Consulting Agreement, dated February 17, 2015, by and between the Company and John A. Bardis (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2015)

10.31	Employment Agreement, dated February 17, 2015, by and between the Company and R. Halsey Wise (Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 17, 2015)

18.00	Preferability letter from KPMG, LLP on change in date of annual goodwill impairment testing performed by the Company (incorporated by reference to Exhibit 18 to the Company’s Annual Report on Form 10-K filed on February 28, 2012).

21*	Subsidiaries of the Company

23*	Consent of KPMG LLP with respect to the consolidated financial statements of the Company

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDASSETS, Inc.

March 2, 2015	By:	/s/ R. HALSEY WISE
		Name:	R. Halsey Wise
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ R. Halsey Wise Name: R. Halsey Wise	Chairman and Chief Executive Officer (Principal Executive Officer)	March 2, 2015

/s/ Charles O. Garner Name: Charles O. Garner	Chief Financial Officer (Principal Financial Officer)	March 2, 2015

/s/ Lance M. Culbreth Name: Lance M. Culbreth	Chief Accounting Officer (Principal Accounting Officer)	March 2, 2015

/s/ Michael P. Nolte Name: Michael P. Nolte	Director, President and Chief Operating Officer	March 2, 2015

/s/ Rand A. Ballard Name: Rand A. Ballard	Director and Chief Customer Officer	March 2, 2015

/s/ John A. Bardis Name: John A. Bardis	Director	March 2, 2015

/s/ Harris Hyman IV Name: Harris Hyman IV	Director	March 2, 2015

/s/ Vernon R. Loucks, Jr. Name: Vernon R. Loucks, Jr.	Director	March 2, 2015

/s/ Terrence J. Mulligan Name: Terrence J. Mulligan	Director	March 2, 2015

/s/ C.A. Lance Piccolo Name: C.A. Lance Piccolo	Director	March 2, 2015

/s/ Bruce F. Wesson Name: Bruce F. Wesson	Director	March 2, 2015

/s/ Carol J. Zierhoffer Name: Carol J. Zierhoffer	Director	March 2, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firms	F-2
Consolidated balance sheets of MedAssets, Inc. as of December 31, 2014 and December 31, 2013	F-3
Consolidated statements of operations and comprehensive (loss) income of MedAssets, Inc. for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	F-4
Consolidated statements of stockholders’ equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	F-5
Consolidated statements of cash flows of MedAssets, Inc. for the years ended December 31, 2014, December 31, 2013 and December 31, 2012	F-8
Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MedAssets, Inc.:

We have audited the accompanying consolidated balance sheets of MedAssets, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MedAssets, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, MedAssets, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Sg2, LLC (Sg2) in 2014, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, Sg2’s internal control over financial reporting associated with total assets of approximately $169 million and total revenues of approximately $11.7 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Sg2.

/s/ KPMG LLP

Atlanta, Georgia

March 2, 2015

MedAssets, Inc.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(In thousands, except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$12,100	$2,790
Accounts receivable, net of allowances of $2,641 and $2,568 as of December 31, 2014 and December 31, 2013, respectively	127,741	87,636
Deferred tax asset, current portion	5,782	4,535
Prepaid expenses and other current assets	30,557	24,059

Total current assets	176,180	119,020
Property and equipment, net	170,318	157,747
Other long term assets
Goodwill	1,058,414	1,027,847
Intangible assets, net	276,407	267,440
Other	37,477	41,695

Other long term assets	1,372,298	1,336,982

Total assets	$1,718,796	$1,613,749

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$26,910	$24,066
Accrued revenue share obligation and rebates	91,864	77,398
Accrued payroll and benefits	32,784	41,587
Other accrued expenses	9,040	12,126
Deferred revenue, current portion	76,034	46,523
Current portion of notes payable	29,583	15,500
Current portion of finance obligation	294	255

Total current liabilities	266,509	217,455
Notes payable, less current portion	526,417	424,000
Bonds payable	325,000	325,000
Finance obligation, less current portion	8,475	8,781
Deferred revenue, less current portion	15,418	16,369
Deferred tax liability	116,607	121,083
Other long term liabilities	13,883	11,272

Total liabilities	1,272,309	1,123,960
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 60,199,000 and 61,740,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	602	617
Additional paid-in capital	694,235	717,132
Accumulated deficit	(248,350)	(227,960)

Total stockholders’ equity	446,487	489,789

Total liabilities and stockholders’ equity	$1,718,796	$1,613,749

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$291,363	$289,475	$266,915
Other service fees	428,866	390,941	373,206

Total net revenue	720,229	680,416	640,121

Operating expenses:
Cost of revenue (inclusive of amortization expense of $3,131, $2,157 and $2,416 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively)	171,852	151,950	138,618
Product development expenses	31,133	30,874	28,483
Selling and marketing expenses	67,426	61,427	60,438
General and administrative expenses	237,617	231,826	218,194
Restructuring, acquisition and integration-related expenses	7,512	10,070	6,348
Depreciation	48,096	40,803	30,190
Amortization of intangibles	57,593	62,723	72,652
Impairment of goodwill	52,539	—	—

Total operating expenses	673,768	589,673	554,923

Operating income	46,461	90,743	85,198
Other income (expense):
Interest (expense)	(45,563)	(46,907)	(66,045)
Loss on debt extinguishment	—	—	(28,196)
Other income	315	287	685

Income (loss) before income taxes	1,213	44,123	(8,358)
Income tax expense (benefit)	21,603	16,682	(1,480)

Net (loss) income	$(20,390)	$27,441	$(6,878)

Basic and diluted income (loss) per share:
Basic net (loss) income per share	$(0.34)	$0.46	$(0.12)

Diluted net (loss) income per share	$(0.34)	$0.45	$(0.12)

Weighted average shares — basic	59,811	59,705	57,452
Weighted average shares — diluted	59,811	61,178	57,452

Consolidated Statements of Comprehensive (Loss) Income for the Fiscal Years Ended December 31, 2014, 2013 and 2012

Net (loss) income	$(20,390)	$27,441	$(6,878)
Unrealized (loss) from hedging activities for the period	—	—	(1,687)
Income tax benefit related to hedging activities for the period	—	—	521
Reclassification of realized loss into earnings from hedging activities	—	—	8,209
Reclassification of income tax benefit into earnings from hedging activities	—	—	(2,982)

Comprehensive (loss) income	$(20,390)	$27,441	$(2,817)

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2014

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances at December 31, 2013	61,740	$617	$717,132	$(227,960)	$489,789
Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	379	4	3,606	—	3,610
Shares surrendered to pay taxes on vesting of restricted stock	(135)	(1)	(3,196)	—	(3,197)
Stock compensation expense	—	—	17,849	—	17,849
Repurchase of common stock	(1,785)	(18)	(42,753)		(42,771)
Excess tax benefit from equity award exercises, net	—	—	1,597	—	1,597
Net loss				(20,390)	(20,390)

Balances at December 31, 2014	60,199	$602	$694,235	$(248,350)	$446,487

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

MedAssets, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Operating activities
Net (loss) income	$(20,390)	$27,441	$(6,878)
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Bad debt expense	195	—	735
Depreciation	51,227	42,960	32,049
Amortization of intangibles	57,593	62,723	73,209
Impairment of goodwill and intangible assets	52,539	3,551	—
Loss on sale of assets	260	90	370
Noncash stock compensation expense	17,849	14,496	10,291
Excess tax benefit from exercise of equity awards	(1,958)	(6,032)	(1,495)
Amortization of debt issuance costs	3,805	3,807	7,390
Loss on debt extinguishment	—	—	19,987
Noncash interest expense, net	409	456	514
Deferred income tax (benefit) expense	(5,564)	2,013	(3,212)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(30,547)	9,010	6,958
Prepaid expenses and other assets	(4,598)	(2,268)	(3,303)
Other long-term assets	1,325	(414)	1,969
Accounts payable	3,618	(374)	5,572
Accrued revenue share obligations and rebates	14,466	3,124	3,368
Accrued payroll and benefits	(10,403)	1,502	6,820
Other accrued expenses and long-term liabilities	(1,470)	(1,926)	(4,013)
Deferred revenue	10,659	(7,257)	7,542

Cash provided by operating activities	139,015	152,902	157,873

Investing activities
Purchases of property, equipment and software, net	(21,034)	(17,643)	(26,221)
Capitalized software development costs	(42,224)	(41,175)	(40,205)
Acquisitions, net of cash acquired	(141,256)	—	—

Cash used in investing activities	(204,514)	(58,818)	(66,426)

Financing activities
Proceeds from notes payable	—	—	550,000
Borrowings from revolving credit facility	216,080	—	140,000
Repayment of notes payable	(25,500)	(120,500)	(578,650)
Repayment of revolving credit facility	(74,080)	—	(130,000)
Repayment of finance obligations	(676)	(676)	(676)
Payment of deferred purchase consideration	—	—	(120,136)
Debt issuance costs	(615)	—	(9,777)
Excess tax benefit from exercise of equity awards	1,958	6,032	1,495
Issuance of common stock, net	3,610	10,116	7,684
Purchase of treasury shares, including shares surrendered for tax withholdings	(45,968)	—	(600)

Cash provided by (used in) financing activities	74,809	(105,028)	(140,660)

Net increase (decrease) in cash and cash equivalents	9,310	(10,944)	(49,213)
Cash and cash equivalents, beginning of period	2,790	13,734	62,947

Cash and cash equivalents, end of period	$12,100	$2,790	$13,734

The accompanying notes are an integral part of these consolidated financial statements.

MedAssets, Inc.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

We provide technology-enabled products and services that, together, deliver solutions designed to reduce total cost of care, enhance operational efficiency, align clinical delivery with advance care coordination and improve revenue performance for hospitals, health systems and other ancillary healthcare providers. Our client-specific solutions are designed to efficiently analyze detailed information across the spectrum of cost, operations, clinical delivery and reimbursement. Our solutions integrate with existing operations and enterprise software systems of our clients and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and clients are primarily located throughout the United States and to a limited extent, Canada.

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

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost which approximates fair value and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing-line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing-line credit facility is undrawn. In addition, we may periodically make voluntary repayments on our term loans. Cash and cash equivalents were $12,100 and $2,790 as of December 31, 2014 and December 31, 2013, respectively, and our swing-line balance was zero during those reporting periods. We had $152,000 and $10,000 outstanding on our revolving credit facility as of December 31, 2014 and 2013, respectively. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 6 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $11,600 as of December 31, 2014.

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

Revenue Recognition

Net revenue consists primarily of: (a) administrative fees reported under contracts with manufacturers and distributors and (b) other service fee revenue that is comprised of: (i) consulting revenues received under fixed-fee or contingent-based service contracts; (ii) subscription and implementation fees received under our software as a service (“SaaS”) agreements; and (iii) transaction and contingent fees received under service contracts. Revenue is earned primarily in the United States and to a limited extent, Canada.

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

Certain hospital and healthcare system clients receive a revenue share obligation. This obligation is recognized according to the clients’ contractual agreements with our group purchasing organization (“GPO”) as the related administrative fee revenue is recognized. In accordance with GAAP relating to principal agent considerations under revenue recognition, this obligation is netted against the related gross administrative fees, and is presented on the accompanying consolidated statements of operations as a reduction to arrive at total net revenue on our consolidated statements of operations.

Net administrative fees shown on our consolidated statements of operations reflect our gross administrative fees net of our revenue share obligation. Gross administrative fees include all administrative fees we receive pursuant to our GPO vendor contracts. Our revenue share obligation represents the portion of the administrative fees we are contractually obligated to share with certain of our GPO clients. The following shows the details of net administrative fee revenues for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Gross administration fees	$494,927	$472,113	$427,698
Less: Revenue share obligation	(203,564)	(182,638)	(160,783)

Administrative fees, net	$291,363	$289,475	$266,915

Other Service Fees

Consulting Fees

We generate revenue from fixed-fee consulting contracts. Revenue under these fixed-fee arrangements is recognized based on a proportional performance method as services are performed and deliverables are provided, as long as all other elements of SAB 104 are met.

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

Revenue Recognition — Multiple-Deliverable Revenue Arrangements

Effective January 1, 2011, we adopted the FASB’s accounting standards update for multiple-deliverable arrangements on a prospective basis. The guidance establishes a selling price hierarchy for determining the appropriate value of a deliverable. The hierarchy is based on: (a) vendor-specific objective evidence, if available (“VSOE”); (b) third-party evidence (“TPE”) if vendor-specific objective evidence is not available; or (c) estimated selling price (“ESP”) if neither VSOE nor TPE is available. The guidance also eliminates the residual method of allocation of contract consideration to elements in the arrangement and requires that arrangement consideration be allocated to all elements at the inception of the arrangement using the relative selling price method.

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

Service arrangements generally include multiple deliverables or elements such as group purchasing services, consulting services, and SaaS-based subscription and implementation services. Provided that the total arrangement consideration is fixed and determinable at the inception of the arrangement, we allocate the total arrangement consideration to the individual elements within the arrangement based on their relative selling price using VSOE, TPE, or ESP for each element of the arrangement. We establish VSOE, TPE, or ESP for each element of a service arrangement based on the price charged for a particular element when it is sold separately in a stand-alone arrangement. Revenue is then recognized for each element according to the following revenue recognition methodology: (i) group purchasing service revenue is recognized as administrative fees are reported to us (generally approximates ratable recognition over the contractual term); (ii) consulting revenue is recognized on a proportional performance method as services are performed and deliverables are provided or once performance targets are accepted by our clients; and (iii) SaaS-based subscription revenue is recognized ratably over the subscription period (upfront non-refundable fees on our SaaS-based subscription services are recognized over the longer of the subscription period or the estimated client relationship period) beginning with the period in which the SaaS-based services are accepted by the client.

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

Property and Equipment

Property and equipment are stated at cost and include the capitalized portion of internal use product development costs. Depreciation of property and equipment (which includes amortization of capitalized internal use software) is computed on the straight-line method over the estimated useful lives of the assets which are as follows:

Useful Lives (in years)
Buildings	30
Furniture and fixtures	7
Computers and equipment	5-7
Leasehold improvements	Term of lease
Purchased software and capitalized software development costs (internal use)	3-5

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

As of December 31, 2014 and 2013, intangible assets with indefinite lives consist of goodwill. See Note 3 for further details.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

We account for our intangible assets in accordance with GAAP relating to intangible assets, which states that goodwill or intangible assets with indefinite lives are not amortized. Our annual impairment testing date is October 1. We perform an impairment test of these assets on at least an annual basis and whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. To determine the fair values, we use the income approach based on estimated discounted future cash flows and the market approach based on comparable publicly traded companies in similar lines of business, and to a lesser extent, guideline public companies. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. If the carrying value of the assets is deemed to be impaired, the amount of the impairment recognized in the financial statements is determined by estimating the fair value of the assets and recording a loss for the amount that the carrying value exceeds the estimated fair value.

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

In connection with our 2014 annual impairment testing, we recognized an impairment charge of $52,539 on the goodwill relating to our revenue cycle services operating unit which is part of our Revenue Cycle Management reporting segment. We did not recognize any goodwill or indefinite-lived intangible asset impairments during the fiscal years ended December 31, 2013 and 2012.

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

Business Combinations

We account for acquisitions in accordance with GAAP relating to business combinations. The guidance requires recognition of assets acquired, liabilities assumed, and contingent consideration at their fair value on theacquisition date with subsequent changes recognized in earnings; requires acquisition related expenses and restructuring costs to be recognized separately from the business combination and expensed as incurred; requires in-process research and

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

development to be capitalized at fair value as an indefinite-lived intangible asset until completion or abandonment; and requires that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed as of the business combination date, our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the preliminary purchase price measurement period, which may be up to one year from the business combination date, we record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. After the preliminary purchase price measurement period, we record adjustments to assets acquired or liabilities assumed subsequent to the purchase price measurement period in our operating results in the period in which the adjustments were determined.

Restructuring, Acquisition and Integration — Related Expenses

Restructuring, acquisition and integration-related expenses may consist of: (i) transaction costs incurred to complete acquisitions including due diligence, consulting and other advisory related fees; (ii) integration-related costs related to third party consulting and other employee-related costs associated with the integration of an acquired business into our business; (iii) acquisition-related fees associated with unsuccessful acquisition attempts; and (iv) restructuring-related costs. Our restructuring-related costs are comprised primarily of employee termination costs related to headcount reductions. A liability for costs associated with an exit or disposal activity is recognized and measured initially at fair value only when the liability is incurred. Our restructuring charges also include accruals for estimated losses related to our excess facilities, based on our contractual obligations, net of estimated sublease income. We reassess the liability periodically based on market conditions. Refer to Note 5 for additional details of restructuring activities.

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

For the years ended December 31, 2014 and 2013, deferred revenues recorded that are contingent upon meeting performance targets were $8,441 and $6,516, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The following table summarizes the deferred revenue categories and balances as of:

	December 31,
	2014	2013
Software and SaaS implementation fees	$55,152	$27,393
Service fees	19,241	22,363
Administrative fees	15,715	10,935
Other fees	1,344	2,201

Deferred revenue, total	91,452	62,892
Less: Deferred revenue, current portion	(76,034)	(46,523)

Deferred revenue, non-current portion	$15,418	$16,369

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2014, 2013 and 2012 was $2,598, $3,196 and $2,750, respectively.

Defined Contribution Plan

We sponsor a defined contribution plan for eligible employees. Under the terms of the plan, employees have the option of contributing a portion of their annual salary to the plan. We make matching contributions of 50 cents for each dollar contributed by employees up to the first six percent of compensation contributed. For the years ended December 31, 2014, 2013 and 2012, our plan contributions amounted to $6,535, $6,062 and $5,175, respectively.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Derivative Financial Instruments

Derivative instruments are accounted for in accordance with GAAP relating to derivatives and hedging. The guidance requires companies to recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. See Note 13 for further discussion regarding our derivative financial instruments.

Income Taxes

In accordance with GAAP relating to income taxes, we recognize deferred income taxes based on the expected future tax consequences of differences between the financial statement basis and the tax basis of assets and liabilities, calculated using enacted tax rates in effect for the tax year in which the differences are expected to be reflected in the tax return.

The carrying value of our net deferred tax assets assumes that we will be able to generate sufficient future taxable income in applicable tax jurisdictions to realize the value of these assets. If we are unable to generate sufficient future taxable income in these jurisdictions, a valuation allowance is recorded when it is more likely than not that the value of the deferred tax assets is not realizable. Management evaluates the realizability of deferred tax assets and assesses the need for any valuation allowance adjustment. It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the tax outcome of these uncertain tax positions falls below more likely than not, the change in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2014, we believe we have appropriately accounted for any unrecognized tax benefits. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected. See Note 10 for further information.

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

The shares used to calculate basic and diluted EPS represent the weighted-average common shares outstanding. Diluted net (loss) per share is the same as basic net (loss) per share for the fiscal years ended December 31, 2014 and 2012 since the effect of any potentially dilutive securities was excluded (as they were anti-dilutive due to our net loss).

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Comprehensive Income

Comprehensive income reflects the change in equity during the periods presented and is comprised of all components of net income and all components of other comprehensive income.

Recent Accounting Pronouncements

Going Concern

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to disclosure of uncertainties about an entity’s ability to continue as a going concern. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in the event that there is such substantial doubt. The update will be effective on January 1, 2016.

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

Revenue Recognition

In May 2014, the FASB issued an accounting standard update relating to revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The update will replace most existing revenue recognition guidance under GAAP when it becomes effective. The update is effective for us on January 1, 2017. Early application is not permitted. The update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the update will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Discontinued Operations

In April 2014, the FASB issued an accounting standard update which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. This update will be effective for applicable transactions occurring after January 1, 2015.

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

2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of:

	December 31,
	2014	2013
Land	$1,200	$1,200
Buildings	8,821	8,821
Furniture and fixtures	14,806	14,130
Computers and equipment	65,006	58,710
Leasehold improvements	21,904	20,700
Purchased software	37,828	30,931
Capitalized software development costs (internal use)	186,076	147,828

	335,641	282,320
Accumulated depreciation and amortization	(165,323)	(124,573)

Property and equipment, net	$170,318	$157,747

We received a tenant allowance related to an operating lease entered into on March 1, 2013 amounting to $10,378 which was recorded as a leasehold improvement on our consolidated balance sheet. The leasehold improvement is being depreciated on a straight line basis over the term of the lease of fifteen years. We had approximately $9,110 and $9,802 included in property and equipment on our consolidated balance sheet as of December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014 and 2012, we had no impairment charges related to property and equipment.

During the year ended December 31, 2013, we had impairment charges related to property and equipment of approximately $3,551.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Software — Internal Use

We classify capitalized costs of software developed for internal use in property and equipment. Costs capitalized for software to be sold, leased or otherwise marketed are classified as other assets. Software acquired in a business combination is classified as a developed technology intangible asset. Additions of capitalized costs of software developed for internal use during the years ended December 31, 2014 and 2013 amounted to $38,092 and $38,944, respectively. Accumulated amortization related to capitalized costs of software developed for internal use was $85,555 and $57,823 at December 31, 2014 and 2013, respectively.

Software — External Use

Capitalized costs of software developed for external use are classified as other assets on our consolidated balance sheet. Additions of capitalized costs of software developed for external use during the years ended December 31, 2014 and 2013 amounted to $3,429 and $4,399, respectively. Gross carrying value related to capitalized costs of software developed for external use was $23,263 and $19,834 at December 31, 2014 and 2013, respectively. Accumulated amortization related to capitalized costs of software developed for external use was $13,845 and $10,714 at December 31, 2014 and 2013, respectively.

During the years ended December 31, 2014, 2013 and 2012, we recognized $3,131, $2,157 and $1,859, respectively, in cost of revenue related to amortization of software developed for external use.

3. GOODWILL

Goodwill consists of the following as of:

	December 31,
	2014	2013
Goodwill, net	$1,058,414	$1,027,847

The changes in goodwill are summarized as follows, consolidated and by segment, for the years ended December 31, 2014 and 2013:

	December 31,
	Consolidated	SCM	RCM
Balance, December 31, 2012 and 2013	$1,027,847	$645,202	$382,645
Sg2 acquisition (Note 5)	81,476	81,476	—
TRG acquisition (Note 5)	1,630	1,630	—
RCS impairment loss	(52,539)	—	(52,539)

Balance, December 31, 2014	$1,058,414	$728,308	$330,106

In connection with our 2014 annual impairment testing, we recognized an impairment charge related to the goodwill at our revenue cycle services (“RCS”) operating unit within our RCM reporting segment. As part of our quarterly and annual forecasting process, we expect our future revenue growth to come from lower margin services. As a result, our projected margins within our discounted cash flow model used for impairment testing were therefore reduced, and the resulting business enterprise value could no longer support the amount of goodwill on the consolidated balance sheet related to the RCS operating unit. As a result, during the fourth quarter of 2014 we incurred a goodwill impairment charge within our RCM segment. We recorded a preliminary estimate of $52,539 related to the goodwill impairment charge. The goodwill impairment amount is preliminary pending receipt of our final valuation report.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Further, as a result of our annual impairment test as of October 1, 2014, the estimated fair value of our SCM segment substantially exceeded its respective carrying value and the estimated fair value of our revenue cycle technology operating unit within our RCM segment exceeded its respective carrying value by more than 10%.

4. OTHER INTANGIBLE ASSETS

Intangible assets with definite lives consist of the following:

	Weighted Average Remaining Amortization Period (Years)(1)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2014
Customer base	3 years	$529,145	$(287,187)	$241,958
Developed technology	3 years	43,900	(12,375)	31,525
Trade name	2 years	1,100	(100)	1,000
Non-compete agreement	2 years	2,080	(156)	1,924

	3 years	$576,225	$(299,818)	$276,407

(1)	The period represents the weighted average amortization period remaining in total and for each asset class.

	Weighted Average Remaining Amortization Period (Years)(1)	Gross Carrying Amount	Accumulated Amortization	Net
December 31, 2013
Customer base	3 years	$510,547	$(248,094)	$262,453
Developed technology	2 years	13,300	(8,313)	4,987

	3 years	$523,847	$(256,407)	$267,440

(1)	The period represents the weighted average amortization period remaining in total and for each asset class.

In 2014, we reduced the gross carrying amount and the related accumulated amortization of our intangible assets by approximately $14,200 relating to a fully amortized customer base asset within our RCM segment.

In 2013, we reduced the gross carrying amount and the related accumulated amortization of our intangible assets by the following: (i) approximately $23,200 relating to fully amortized developed technology assets within our RCM segment; and (ii) approximately $4,300 relating to a fully amortized trade name within our SCM segment.

During the years ended December 31, 2014, 2013 and 2012, we recognized $57,593, $62,723 and $73,209, respectively in amortization expense, inclusive of ($0, $0 and $557) charged to cost of revenue for amortization

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

of external-use acquired developed technology related to definite-lived intangible assets. Future amortization expense of definite-lived intangibles as of December 31, 2014, is as follows:

Amount
2015	$58,831
2016	51,897
2017	47,715
2018	41,894
2019	37,310
Thereafter	38,760

$276,407

5. RESTRUCTURING, ACQUISITION AND INTEGRATION-RELATED EXPENSES

Restructuring Activities

Restructuring charges consist of exit costs and other costs associated with the reorganization of our operations, including employee termination costs, lease contract termination costs, impairment of assets, and any other qualifying exit costs. Costs associated with exit or disposal activities are generally recorded when the liability is incurred.

In 2014, our management approved and initiated a plan to restructure our operations resulting in certain workforce changes within the Company that resulted in costs of approximately $4,207. During the fiscal years ended December 31, 2014, 2013 and 2012, we expensed restructuring and exit and integration-related costs of $4,207, $10,070 and $6,348, respectively. These costs are included within the restructuring, acquisition and integration-related expenses line on the accompanying consolidated statements of operations. As of December 31, 2014, cash payments were made of approximately $2,909 and we had approximately $1,918 included in current liabilities for these employee-related costs that we expect to pay over the next twelve months.

Acquisition Activities

Sg2 Acquisition

On September 22, 2014, we acquired one hundred percent of the issued and outstanding equity interests (the “Membership Interests”) of SG-2, LLC (“Sg2”) for approximately $138,201 (subject to certain purchase price adjustments) (the “Sg2 Acquisition”). We funded the Sg2 Acquisition with cash on hand and borrowings under our existing credit facility. In December 2014, we reached an agreement on the final purchase price with the sellers of Sg2 to reflect the final working capital adjustment as defined by the purchase agreement. As a result, we recorded a decrease to the purchase price of approximately $32.

Sg2 is a leading provider of healthcare market intelligence, strategic analytics and clinical consulting services to more than 1,500 hospitals and health systems, as well as pharmaceutical and medical device companies, understand current and future market dynamics in order to capitalize on growth and performance improvement opportunities.

The purchase price paid for Sg2 and the resulting goodwill of $81,476 reflects a premium relative to the value of identified assets due to the strategic importance of the transaction to us and because Sg2’s business model does not rely intensively on fixed assets.

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

Sg2 Purchase Price Allocation

The following table summarizes the consideration paid for Sg2 and the preliminary amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Fair value of total consideration transferred	$138,201

Recognized amounts of identifiable assets acquired and liabilities assumed
Current assets	$11,090
Property and equipment	2,559
Intangible assets	65,700
Current liabilities	(21,849)
Long-term liabilities	(775)

Total identifiable net assets	56,725
Goodwill	81,476

$138,201

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

	Preliminary Estimated fair value	Weighted- average useful lives
Customer base	$32,300	11 year life
Developed technology	30,600	6 year life
Tradename	1,100	3 year life
Non-compete agreement	1,700	3 year life

Total acquired identified intangibles	$65,700

Also included in the purchase price allocation is the estimated fair value of the service obligation related to our commitment to provide continued SaaS-based software for Sg2 customer relationships that existed prior to the Sg2 Acquisition where the requisite service period has not yet expired. The estimated fair value of the obligation and other future services was determined utilizing a top-down approach. The top-down approach relies on market indicators of expected revenue for any obligation yet to be delivered with appropriate adjustments. Conceptually, we start with the amount we would expect to receive in a transaction, less primarily the estimated

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

selling effort, which has already been performed, including an estimated profit margin on that selling effort. As a result of allocating the acquisition purchase price, we recorded an adjustment to reduce the carrying value of Sg2’s September 22, 2014 deferred revenue by $1,923 down to $17,901, an amount representing our estimate of the fair value of the service obligation assumed.

The fair value of long-term liabilities relates to our determination that the terms of the acquired lease arrangement between Sg2 and the lessor were unfavorable relative to market prices. As a result, we valued and recorded an unfavorable lease obligation of approximately $995 (the short-term portion of approximately $220 is included in current liabilities).

In connection with the Sg2 Acquisition, we incurred approximately $3,305 of costs primarily related to legal, financial, and accounting professional advisors. These costs were expensed as incurred and are included in the restructuring, acquisition and integration-related line item on the accompanying consolidated statement of operations.

The operating results of Sg2 have been included in our consolidated statement of operations within our Spend and Clinical Resource Management (“SCM”) reporting segment since the September 22, 2014 acquisition date. Sg2 contributed revenues of $11,730 and a net loss of $2,408 from the date of acquisition through December 31, 2014.

Unaudited Pro Forma Financial Information

The unaudited financial information in the table below summarizes the combined results of operations of MedAssets and Sg2 on a pro forma basis. The pro forma information is presented as if the companies had been combined on January 1, 2013. The 2014 and 2013 pro forma results include the following non-recurring pro forma adjustments that were directly attributable to the Sg2 Acquisition:

•	adjustments to reduce net revenue by approximately $2,019 during the fiscal year ended December 31, 2013, respectively, related to purchase accounting adjustments that reflect the fair value of the deferred revenue acquired;

•	adjustments to exclude approximately $3,661 during the fiscal year ended December 31, 2014 of certain non-recurring expenses related to one-time special employee bonuses paid by Sg2 in connection with the Sg2 Acquisition. The supplemental pro forma earnings for the fiscal year ended December 31, 2013 were adjusted to include this charge; and

•	adjustments to exclude approximately $3,305 during the fiscal year ended December 31, 2014 of certain non-recurring expenses in connection with the Sg2 Acquisition primarily related to legal, financial, and accounting professional advisors. The supplemental pro forma earnings for the fiscal year ended December 31, 2013 were adjusted to include these charges.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The following pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Sg2 Acquisition had taken place at the beginning of each period:

	Pro forma
	Year Ended December 31,
	2014	2013
Net revenue	$752,117	$715,709
Net (loss) income	(24,225)	15,473
Basic net (loss) income per share	$(0.41)	$0.26
Diluted net (loss) income per share	$(0.41)	$0.25
Basic weighted average shares	59,811	59,705
Diluted weighted average shares	59,811	61,178

Other Acquisition-Related Activities

During the fiscal year ended December 31, 2014, our SCM segment acquired certain assets associated with hospital and physician consultative solutions for $3,055. The acquired assets consisted of current assets of $565, a customer base valued at $480 with a three-year weighted-average useful life, a non-compete intangible asset valued at $380 with a three-year weighted-average useful life and goodwill of $1,630, all of which will be deductible for income tax purposes.

6. NOTES AND BONDS PAYABLE

Our notes and bonds payable are summarized as follows as of:

	December 31,
	2014	2013
Term A facility	$225,000	$237,500
Term B facility	179,000	192,000
Revolving credit facility	152,000	10,000

Total notes payable	556,000	439,500
Bonds payable	325,000	325,000

Total notes and bonds payable	881,000	764,500
Less: current portions	(29,583)	(15,500)

Total long-term notes and bonds payable	$851,417	$749,000

Notes Payable

As of December 31, 2014, our long-term notes payable consists of a Term A Facility, a Term B Facility and a revolving credit facility under a credit agreement with JP Morgan Chase Bank, N.A and other financial institutions named therein, dated December 13, 2012 (as amended from time to time, the “Credit Agreement”), each with an outstanding balance of $225,000, $179,000 and $152,000, respectively. We have classified the $152,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of December 13, 2017. No amounts were drawn on our swing line loan, which resulted in $147,000 of availability under our revolving credit facility (after giving effect to $1,000 of outstanding but undrawn letters of credit on

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

such date and the increase in the revolving credit facility as discussed below) as of December 31, 2014. During the fiscal year ended December 31, 2014, we made scheduled principal payments of $15,500 on our Term A Facility and Term B Facility in addition to $10,000 voluntary prepayment on our Term B Facility and $40,000 in voluntary payments on our revolving credit facility. The applicable weighted average interest rates (inclusive of the applicable bank margin) on our Term A Facility, Term B Facility and Revolving Credit Facility at December 31, 2014 were 2.49%, 4.00% and 2.48%, respectively. On September 8, 2014, the Company entered into a First Increase Joinder to the Credit Agreement (the “First Increase Joinder”). The First Increase Joinder increased the revolving commitment amount under the Credit Agreement by $100,000 to $300,000. In connection with the First Increase Joinder, we incurred and capitalized approximately $615 of debt issuance costs which will be amortized into interest expense ratably over the remaining term of the revolving credit facility.

The Credit Agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The Credit Agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the credit agreement to be in full force and effect and changes of control. The Company was in compliance with these covenants as of December 31, 2014. We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of the Credit Agreement. Our current portion of notes payable includes approximately $7,833 with respect to our 2014 required excess cash flow payment which will be paid within the first quarter of 2015.

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

Bonds Payable

The Company has an aggregate principal amount of $325,000 of Notes outstanding that have been registered under the Securities Act of 1933, as amended. The Notes are guaranteed on a senior unsecured basis by each of our existing domestic subsidiaries and each of our future domestic restricted subsidiaries in each case that guarantees our obligations under the Credit Agreement. Each of the subsidiary guarantors is 100% owned by us. The guarantees by the subsidiary guarantors are full and unconditional. The guarantees by the subsidiary guarantors are joint and several. We have no independent assets or operations, and any subsidiaries of ours other than the subsidiary guarantors are minor. The Notes and the guarantees are senior unsecured obligations of the Company and the subsidiary guarantors, respectively.

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of December 31, 2014.

The Company has the option to redeem all or a part of the Notes, at the following redemption prices:

Year	Percentage
2014	104%
2015	102%
2016 and thereafter	100%

The Notes also contain a redemption feature that would require the repurchase of 101% of the aggregate principal amount plus accrued and unpaid interest at the option of the holders upon a change in control.

As of December 31, 2014, the Company’s 8% senior notes due 2018 were trading at 103.0% of par value (Level 1).

Debt Issuance Costs

As of December 31, 2014, we had approximately $14,075 of debt issuance costs related to our Credit Agreement and Notes which will be amortized into interest expense generally using the effective interest method until the applicable maturity date. For the fiscal year ended December 31, 2014, we recognized $3,805 in interest expense related to the amortization of debt issuance costs. For the fiscal year ended December 31, 2013, we recognized $3,807 in interest expense related to the amortization of debt issuance costs.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Debt Maturity Table

The following table summarizes our stated debt maturities and scheduled principal repayments as of December 31, 2014:

Year	Term A Facility	Term B Facility(2)	Revolving Credit Facility	Senior Unsecured Notes	Total
2015(1)	$23,112	$6,471	$—	$—	$29,583
2016	25,000	3,000	—	—	28,000
2017	176,888	3,000	152,000	—	331,888
2018	—	3,000	—	325,000	328,000
2019	—	163,529	—	—	163,529

	$225,000	$179,000	$152,000	$325,000	$881,000

(1)	Includes mandatory 2014 excess flow payment of $7,833 payable during the first quarter of 2015.
(2)	The Term B Facility matures on December 13, 2019; however, the facility will mature in full on May 15, 2018 if our outstanding senior notes have not been repaid or refinanced in full by such date.

Total interest paid (net of amounts capitalized) on our notes and bonds payable during the fiscal years ended December 31, 2014 and 2013 was approximately $41,464 and $45,185, respectively.

Finance Obligation

We are a party to a lease agreement for a certain office building in Cape Girardeau, Missouri (the “Lease Agreement”) in which we have continuing involvement as defined by GAAP relating to leases and as such recorded the transaction as a financing obligation.

The lease payments on the office building are charged to interest expense in the periods they are due. The lease payments included as interest expense in the accompanying statement of operations for the years ended December 31, 2014, 2013 and 2012 were $676. The amount of the financial obligation decretion for the years ended December 31, 2014 and 2013 was $267 and $243, respectively.

Rental income and additional interest expense is imputed under the Lease Agreement and amounts to approximately $438 annually. Both the income and the expense are included in “Other income (expense)” in the accompanying consolidated statement of operations for each of the years ended December 31, 2014, 2013 and 2012 with no effect to net income.

When we have no further continuing involvement with the building as defined under GAAP relating to leases, we will remove the net book value of the office building, adjoining retail space, and the related finance obligation and account for the remainder of our payments under the Lease Agreement as an operating lease. Under the Lease Agreement, we will not obtain title to the office building and retail space. Our future commitment is limited to the payments required by the Lease Agreement. At December 31, 2014, the future undiscounted payments under the Lease Agreement aggregate to $1,746.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Future payments of the finance obligation as of December 31, 2014 are as follows:

Obligations Under Capital Lease
2015	$1,114
2016	1,114
2017	8,600

10,828
Less: Amounts representing interest	(2,059)

Net present value of capital lease obligation	8,769
Less: Amount representing current portion	(294)

Finance obligation, less current portion	$8,475

7. COMMITMENTS AND CONTINGENCIES

We lease certain office space and office equipment under operating leases. Some of our operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the related minimum lease term utilizing total future minimum lease payments. Future minimum rental payments under operating leases with initial or remaining non-cancelable lease terms of one year or more as of December 31, 2014 are as follows:

Operating Lease
2015	$13,342
2016	8,651
2017	8,956
2018	9,962
2019	8,855
Thereafter	69,796

$119,562

Rent expense for the years ended December 31, 2014, 2013 and 2012, was approximately $11,685, $16,635 and $11,060, respectively. Rent expense for the year ended December 31, 2013 included approximately $5,341 of lease termination fees related to the exit of certain facility leases. These lease termination fees are included in the restructuring, acquisition and integration-related expenses line item of the accompanying consolidated statements of operations.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Legal Proceedings

As of December 31, 2014, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

8. STOCKHOLDERS’ EQUITY

Preferred Stock

In connection with our initial public offering we amended and restated our Certificate of Incorporation authorizing us to issue 50,000,000 shares of undesignated preferred stock, par value $0.01 per share. The preferred stock may be issued from time to time in one or more series, each series of which would have distinctive designation or title and such number of shares as was fixed by the Board prior to the issuance of any shares thereof. Each such series of preferred stock would have voting powers, full or limited, or no voting powers, and such preferences and relative, participating optional or other special rights and such qualifications, limitations or restrictions thereof, as stated and expressed in the resolution or resolutions providing for the issue of such series of preferred stock. We had no preferred stock issued or outstanding as of December 31, 2014 or 2013.

Common Stock

During 2014, 2013 and 2012, we issued shares of common stock in connection with employee share-based payment arrangements. See Note 9 for further information.

Common Stock Warrants

During the fiscal year ended December 31, 2013, approximately 13,000 shares of common stock were issued in connection with an exercise of warrants. As a result, as of December 31, 2014 and 2013, we had no warrants outstanding.

Repurchase of Common Stock

On February 26, 2014, our Board of Directors authorized a share repurchase program of up to $75,000 of our common stock. The table below shows the amount and cost of shares of common stock we repurchased for the fiscal year ended December 31, 2014 under the share repurchase program. The repurchased shares have not been retired and constitute authorized but unissued shares.

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

	December 31,
	2014	2013	2012
Number of shares repurchased	1,784,645	—	62,334
Cost of shares repurchased	$42,771	$—	$600

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

9. SHARE-BASED COMPENSATION

As of December 31, 2014, we had restricted common stock, restricted stock units (“RSUs”), stock-settled stock appreciation rights (or “SSARs”) and common stock option equity awards outstanding under three share-based compensation plans.

The share-based compensation cost related to equity awards that has been charged against income was $17,849, $14,496 and $10,291 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively. The total income tax benefit recognized in the income statement for share based compensation arrangements related to equity awards was $6,665, $5,365 and $3,853 for the fiscal years ended December 31, 2014, 2013 and 2012, respectively. There were no capitalized share-based compensation costs as of December 31, 2014, 2013 or 2012.

Total share-based compensation expense (inclusive of restricted common stock, RSUs, common stock options, and SSARs) for the fiscal years ended December 31, 2014, 2013 and 2012 is reflected in our consolidated statements of operations as noted below:

	December 31,
	2014	2013	2012
Cost of revenue	$5,510	$3,866	$2,165
Product development	954	635	181
Selling and marketing	2,622	2,251	1,489
General and administrative	8,763	7,744	6,456

Total share-based compensation expense	$17,849	$14,496	$10,291

Employee Stock Purchase Plan

In 2010, the Company established the MedAssets, Inc. Employee Stock Purchase Plan (the “ESPP Plan”). Under the ESPP Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of such share on the applicable purchase date. The ESPP Plan requires that all stock purchases be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the ESPP Plan. For the fiscal year ended December 31, 2014, we purchased approximately 22,000 shares of our common stock under the ESPP Plan which amounted to approximately $494. For the fiscal year ended December 31, 2013, we purchased approximately 24,700 shares of our common stock under the ESPP Plan which amounted to approximately $482. The ESPP Plan is non-compensatory and, as a result, no compensation expense is recorded in our consolidated statement of operations for the fiscal years ended December 31, 2014, 2013 and 2012.

Equity Incentive Plans

In 2008, the Board approved and the Company’s stockholders adopted the MedAssets Inc. Long-Term Performance Incentive Plan (the “2008 Plan”). The 2008 Plan provides for the grant of non-qualified stock options, incentive stock options, restricted stock awards, restricted stock unit awards, performance awards, stock appreciation rights and other stock-based awards. As of December 31, 2014, we had approximately 5,263,000 shares remaining under our 2008 Plan available for grant.

Equity awards issued under the 2008 Plan generally vest over five years of continuous service and have seven-year contractual terms. Service-based share awards generally vest over one to five years. Performance-

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

based awards vest upon the attainment of one or more performance objectives over a specified period. We have outstanding stock option awards that were issued under previous plans that generally vest over three to five years of continuous service and have ten-year contractual terms.

2014 Equity Award Grants

In February 2014, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved an equity grant for certain eligible employees consisting of service-based and performance-based restricted stock units (“RSUs”). The purpose of the equity grant is to assist the Company in attracting, retaining, motivating, and rewarding certain individuals of the Company. The equity grant is intended to promote the creation of long-term value for stockholders of the Company by closely aligning the interests of such individuals with those of the stockholders. The total approved equity grant amounted to 1,218,826 RSUs with a grant date fair value of $25.06 per award and was comprised of: (i) 63,355 service-based RSUs that vest ratably each month through December 31, 2014; (ii) 469,011 service-based RSUs that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015; (iii) 343,230 performance-based RSUs using a net revenue performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015 provided the performance metric is achieved; and (iv) 343,230 performance-based RSUs using an adjusted EBITDA performance metric that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2015 provided the performance metric is achieved.

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

In September 2014, and in connection with the Sg2 Acquisition, the Compensation Committee approved an equity grant for certain eligible employees consisting of service-based and performance-based RSUs. The total approved equity grant amounted to 100,786 RSUs with a grant date fair value of $21.26 per award and was comprised of: (i) 30,095 service-based RSUs that vest annually over three years of continuous service with the first annual vest date beginning on March 1, 2016; and (ii) 70,691 performance-based RSUs using a Sg2 revenue performance metric based on the achievement of a target revenue amount over a three-year performance period. Depending on the Sg2 revenue achieved, up to 200,000 RSUs can be earned. A certain minimum Sg2 revenue amount must be achieved before any RSUs will vest beginning on March 1, 2015. If the minimum threshold is not met, the equity award holder will forfeit the awards.

In November 2014, the Compensation Committee approved an equity grant for certain eligible employees consisting of service-based RSUs. The total approved equity grant amounted to 15,910 RSUs with a grant date fair value of $20.72 per award that will primarily vest annually over three years of continuous service with the first annual vest date beginning on December 1, 2015.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The fair value of each equity award has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for the fiscal years ended December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
Range of calculated volatility	n/a	49.00%	49.3% - 51.6%
Dividend yield	n/a	0%	0%
Range of risk free interest rate	n/a	0.72%	0.62% - 0.92%
Range of expected term	n/a	5.0 years	4.0 - 5.0 years

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

Restricted Stock Units and Restricted Common Stock Awards

We have issued restricted stock units and restricted common stock awards to employees, our Board and our senior advisory board. During 2014, 2013 and 2012, we issued approximately 1,451,000 units, 1,211,000 shares and 438,000 shares, respectively. During 2014, 2013 and 2012, the weighted-average grant date fair value of each restricted stock unit and restricted common stock share was $24.62, $18.44 and $14.00, respectively. The fair value of shares vested during the fiscal years ended December 31, 2014, 2013 and 2012 was $11,118, $5,732 and $10,584, respectively.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

A summary of changes in restricted units and shares during the fiscal year ended December 31, 2014 is as follows:

	Restricted Stock Units				Restricted Stock
	Total Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Total Shares(1,2)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Non-vested restricted units and shares outstanding as of January 1, 2014	—	—		—	1,137,000	$17.47	2 years
Granted	1,451,000	24.62			—	—
Vested	(63,000)	24.89			(412,000)	17.25
Forfeited	(340,000)	25.06			(96,000)	17.08

Restricted Units and Shares outstanding as of December 31, 2014	1,048,000	$24.46	2 years	$20,712	629,000	$17.68	1 year	$12,399

(1)	Service-based shares are inclusive of certain restricted stock awards issued pursuant to the MedAssets, Inc. 2010 Special Stock Incentive Plan (the “Plan”). The Plan was adopted by the Company’s Board of Directors on November 23, 2010 in connection with the Broadlane Acquisition pursuant to an exception to the requirement for stockholder approval under NASDAQ rules.
(2)	During the year, approximately 135,000 restricted shares were surrendered from equity award holders to settle their associated tax liability. The tax liability was paid by the Company on their behalf and amounted to approximately $3,197.

As of December 31, 2014, there was $17,905 of total unrecognized compensation cost related to unvested restricted common stock awards and restricted stock units that will be recognized over a weighted average period of 1.5 years.

SSARs

We have issued SSARs to employees, our Board and our senior advisory board. During 2013 and 2012, we issued approximately 3,000 and 653,000 SSARs, respectively. During 2013 and 2012 the weighted-average grant date fair value of each SSAR was $7.15 and $6.07, respectively. The fair value of SSARs vested during the fiscal years ended December 31, 2014, 2013 and 2012 was $1,842, $3,529 and $4,291, respectively.

A summary of changes in SSARs during the fiscal year ended December 31, 2014 is as follows:

	Total SSARs(1)	Weighted Average Grant Date Fair Value	Weighted Average Base Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
SSARs outstanding as of January 1, 2014	1,750,000	$6.41	$16.52	4 years
Granted	—	—	—
Exercised	(388,000)	6.20	16.35
Forfeited	(105,000)	6.66	17.12

SSARs outstanding as of December 31, 2014	1,257,000	$6.45	$16.59	4 years	$4,598

SSARs exercisable as of December 31, 2014	808,000	$6.54	$17.53	4 years	$2,352

(1)	During the year, equity award holders surrendered SSARs to settle their associated tax liability. The tax liability was paid by the Company on their behalf and amounted to approximately $219.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

During the fiscal year ended December 31, 2014, we issued approximately 106,000 shares of common stock in connection with exercises of 388,000 SSARs.

During the fiscal year ended December 31, 2013, we issued approximately 267,000 shares of common stock in connection with exercises of 1,340,000 SSARs.

During the fiscal year ended December 31, 2012, we issued approximately 19,000 shares of common stock in connection with exercises of 173,000 SSARs.

As of December 31, 2014, there was $877 of total unrecognized compensation cost related to unvested SSARs that will be recognized over a weighted average period of 1.3 years.

Common Stock Option Awards

During the fiscal years ended December 31, 2014, 2013 and 2012, no service-based stock options were issued. The exercise price of all stock options described below was equal to the market price of our common stock on the date of grant (or “common stock grant-date fair value”), and therefore the intrinsic value of each option grant was zero.

A summary of changes in outstanding options during the fiscal year ended December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Options outstanding as of January 1, 2014	926,000	$11.89	4 years
Granted	—	—
Exercised	(306,000)	12.50
Forfeited	(133,000)	4.87

Options outstanding as of December 31, 2014	487,000	$13.42	3 years	$3,242

Options exercisable as of December 31, 2014	485,000	$13.40	3 years	$3,242

The total fair value of stock options vested during the fiscal years ended December 31, 2014, 2013 and 2012 was $201, $737 and $2,246, respectively.

During the fiscal years ended December 31, 2014, 2013 and 2012, we issued approximately 306,000, 1,364,000 and 1,336,000 shares of common stock, respectively, in connection with employee stock option exercises for aggregate exercise proceeds of $3,829, $14,808 and $10,618, respectively.

The total intrinsic value of stock options exercised during the fiscal years ended December 31, 2014, 2013 and 2012 was $3,370, $14,180 and $10,606, respectively. Our policy for issuing shares upon stock option exercise is to issue new shares of common stock.

As of December 31, 2014, there was $2 of total unrecognized compensation cost related to outstanding stock option awards that will be recognized over a weighted average period of 1 year.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives for the number of stock options outstanding as of December 31, 2014, 2013 and 2012:

	December 31, 2014	December 31, 2013	December 31, 2012
Range of exercise prices	$2.86 - $23.11	$1.56 - $22.45	$1.56 - $23.11
Number of options outstanding	487,000	926,000	2,342,000
Weighted average exercise price	$13.42	$11.89	$11.31
Weighted average remaining contractual life	3.0 years	3.7 years	4.4 years

10. INCOME TAXES

The provision for income tax expense (benefit) is as follows for the years ended December 31:

	2014	2013	2012
Current expense
Federal	$24,812	$12,580	$574
State	2,355	2,089	1,158

Total current expense	27,167	14,669	1,732
Deferred benefit
Federal	(6,654)	1,791	(3,110)
State	1,090	222	(102)

Total deferred (benefit) expense	(5,564)	2,013	(3,212)

Provision for income taxes	$21,603	$16,682	$(1,480)

A reconciliation between reported income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 35 percent is as follows at December 31, 2014, 2013 and 2012:

	2014	2013	2012
Computed tax expense (benefit)	$425	$15,443	$(2,925)
State taxes (net of federal benefit)	2,240	1,534	719
Goodwill Impairment	18,388	—	—
Meals & entertainment related to operations	683	(362)	895
Domestic production deduction	—	—	290
Other permanent items	245	139	143
Research & development credits	(1,050)	(1,262)	(196)
Uncertain tax positions	(214)	31	(391)
Non deductible compensation	615	1,184	—
Other	271	(25)	(15)

Provision for income taxes	$21,603	$16,682	$(1,480)

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

Deferred income taxes reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2014	2013
Deferred tax asset, current
Accrued expenses	$3,508	$4,478
Accounts receivable	991	967
Deferred revenue	5,977	7,185
Net operating loss carryforwards	148	174
Returns and allowances	960	1,006
AMT credit	—	3,520

Deferred tax asset, current	11,584	17,330
Valuation allowance	(226)	(1,539)

Total deferred tax asset, current	11,358	15,791

Deferred tax liability, current
Prepaid expenses	(5,576)	(11,256)

Total deferred tax liability, current	(5,576)	(11,256)

Net deferred tax asset, current	$5,782	$4,535

	2014	2013
Deferred tax asset, non-current
Capital lease	$954	$947
Capital loss limitation	—	1,016
Debt issuance costs	628	529
Deferred compensation	10,272	8,652
Deferred revenue	2,469	2,395
Net operating loss carryforwards	4,688	4,813
Other	326	371

Deferred tax asset, non-current	19,337	18,723
Valuation allowance	(3,684)	(3,412)

Total deferred tax asset, non-current	15,653	15,311

Deferred tax liability, non-current
Capitalized software costs	(43,832)	(39,786)
Prepaid expenses	(4,961)	—
Fixed assets	(4,347)	(4,929)
Intangible assets	(79,120)	(91,679)

Total deferred tax liability, non-current	(132,260)	(136,394)

Net deferred liability, non-current	$(116,607)	$(121,083)

We have historically maintained a valuation allowance on certain deferred tax assets, such as capital losses and various state net operating losses. In assessing the ongoing need for a valuation allowance, we consider recent operating results, the expected scheduled reversal of deferred tax liabilities, projected future taxable

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

benefits and tax planning strategies. As a result of this assessment, we recorded a $1,016 decrease to our valuation allowance for the expiration of our capital loss carryforward and a $25 decrease to our valuation allowance on our state net operating losses for the year ended December 31, 2014.

As of December 31, 2014, we have state net operating losses of $107,854 (expiring 2020 – 2034). As of December 31, 2014 we have federal credits of $55 (expiring 2019-2024).

Cash paid for income taxes amounted to $27,438 and $7,660 for the years ended December 31, 2014 and 2013, respectively.

We reversed net interest expense and penalties of $153 related to changes in estimates concerning settlement of certain state income tax examination and recorded net interest expense and penalties of $47 for the fiscal years ended December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014, the total amount of interest and penalties included on our consolidated balance sheet was $279.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2011	$1,299
Additions for tax positions of prior years	50
Settlements and lapse of statue of limitations	(679)

Balance at December 31, 2012	$670

Additions based on tax positions related to the current year	223
Reductions for tax positions of prior years	(17)

Balance at December 31, 2013	$876

Additions for tax positions of prior years	333
Decreases for tax positions of prior years	(180)
Settlements and lapse of statue of limitations	(459)

Balance at December 31, 2014	$570

Included in our unrecognized tax benefits are $579 of uncertain positions that would impact our effective rate if recognized. We anticipate releasing $520 of unrecognized tax benefits in 2015.

Our consolidated U.S. federal income tax returns for tax years 1999 to 2013 remain subject to examination by the Internal Revenue Service (or “IRS”) for net operating loss carryforward and credit carryforward purposes. For years 1999 to 2010, the statute for assessments and refunds has generally expired; however, tax attributes for those years may still be examined, which would impact the tax years 2011 and forward.

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

The following table is a reconciliation of the denominator for basic and diluted loss per share for the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013	2012
Numerator for Basic and Diluted (Loss) Income Per Share:
Net (loss) income	(20,390)	27,441	(6,878)
Denominator for basic (loss) income per share weighted average shares	59,811,000	59,705,000	57,452,000
Effect of dilutive securities:
Stock options	—	590,000	—
Stock-settled stock appreciation rights	—	267,000	—
Restricted stock and stock warrants	—	616,000	—

Denominator for diluted (loss) income per share — adjusted weighted average shares and assumed conversions	59,811,000	61,178,000	57,452,000
Basic (loss) income per share:
Basic net (loss) income from continuing operations	$(0.34)	$0.46	$(0.12)

Diluted net (loss) income per share:
Diluted net (loss) income from continuing operations	$(0.34)	$0.45	$(0.12)

During the fiscal years ended December 31, 2014 and 2012, basic and diluted EPS are the same because potentially dilutive securities have been excluded from the calculation of diluted EPS given our net loss for each year. In addition, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the period presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Year Ended December 31,
	2014	2013	2012
Stock options	258,000	—	878,000
Stock-settled stock appreciation rights	263,000	—	38,000
Restricted stock and stock warrants	775,000	—	234,000

Total	1,296,000	—	1,150,000

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

The following tables represent our results of operations, by segment, for the fiscal years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
	2014	2013	2012
Revenue:
SCM
Gross administrative fees(1)	$494,927	$472,113	$427,698
Revenue share obligation(1)	(203,564)	(182,638)	(160,783)

Net administrative fees	291,363	289,475	266,915
Other service fees(2)	154,242	134,987	126,656

Total SCM net revenue	445,605	424,462	393,571
RCM
Revenue cycle technology	188,958	180,362	169,878
Revenue cycle services	85,666	75,592	76,672

Total RCM net revenue	274,624	255,954	246,550

Total net revenue	720,229	680,416	640,121

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Operating expenses:
SCM	327,903	317,977	295,486
RCM	291,575	223,030	214,935
Corporate	54,290	48,666	44,502

Total operating expenses	673,768	589,673	554,923

Operating income (loss):
SCM	117,702	106,485	98,085
RCM	(16,951)	32,924	31,615
Corporate	(54,290)	(48,666)	(44,502)

Total operating income	46,461	90,743	85,198

Interest expense	(45,563)	(46,907)	(66,045)
Loss on debt extinguishment	—	—	(28,196)
Other income	315	287	685

Income (loss) before income taxes	1,213	44,123	(8,358)
Income tax expense (benefit)	21,603	16,682	(1,480)

Net (loss) income	$(20,390)	$27,441	$(6,878)

Segment Adjusted EBITDA
SCM	$195,003	$189,393	$176,893
RCM	67,440	62,551	59,451

Total Segment Adjusted EBITDA	$262,443	$251,944	$236,344
Corporate	(28,406)	(31,103)	(29,006)

Total Adjusted EBITDA(1)	$234,037	$220,841	$207,338

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
(2)	Other service fees primarily consists of consulting, services and technology fees.

	Years Ended December 31,
	2014	2013	2012
Capital expenditures(1):
SCM	$25,345	$16,181	$19,141
RCM	32,805	38,345	35,180
Corporate	5,108	4,292	12,105

Total	$63,258	$58,818	$66,426

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

(1)	Capital expenditures consist of purchases of property and equipment and capitalized software development costs (internal and external use).

	December 31,
	2014	2013
Financial Position:
Accounts receivable, net
SCM	$74,337	$38,319
RCM	53,129	49,314
Corporate	275	3

Total accounts receivable, net	127,741	87,636
Other assets
SCM	1,067,039	955,252
RCM	439,333	503,359
Corporate	84,683	67,502

Total other assets	1,591,055	1,526,113

Total assets	$1,718,796	$1,613,749

SCM accrued revenue share obligation	$91,864	$77,398
Deferred revenue
SCM	51,958	22,775
RCM	39,494	40,117

Total deferred revenue	91,452	62,892
Notes payable	556,000	439,500
Bonds payable	325,000	325,000
Other liabilities
SCM	36,938	36,393
RCM	23,952	26,113
Corporate	147,103	156,664

Total other liabilities	207,993	219,170

Total liabilities	$1,272,309	$1,123,960

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

GAAP relating to segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net (loss) income for each of the fiscal years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
SCM Adjusted EBITDA	$195,003	$189,393	$176,893
RCM Adjusted EBITDA	67,440	62,551	59,451

Total Segment Adjusted EBITDA	262,443	251,944	236,344
Depreciation	(34,843)	(29,948)	(19,991)
Depreciation (included in cost of revenue)	(3,131)	(2,157)	(1,859)
Amortization of intangibles	(57,593)	(62,723)	(72,652)
Amortization of intangibles (included in cost of revenue)	—	—	(557)
Interest expense, net of interest income(1)	—	—	4
Income tax expense	(62,568)	(52,600)	(22,988)
Impairment of goodwill(2)	(52,539)	—	—
Share-based compensation expense(3)	(9,162)	(7,922)	(5,097)
Purchase accounting adjustments(4)	(979)	—	—
Restructuring, acquisition and integration-related expenses(5)	(3,466)	(10,070)	(6,348)

Total reportable segment net income	38,162	86,524	106,856
Corporate net (loss) income	(58,552)	(59,083)	(113,734)

Consolidated net (loss) income	$(20,390)	$27,441	$(6,878)

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our consolidated statements of operations.
(2)	The impairment during the fiscal year ended December 31, 2014 consisted of the write-off of goodwill relating to our revenue cycle services operating unit.
(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.
(4)	Represents the effect on revenue of adjusting the acquired deferred revenue balance associated with the Sg2 Acquisition to fair value at the acquisition date.
(5)	Represents the amount attributable to restructuring, acquisition and integration-related costs which include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

13. DERIVATIVE FINANCIAL INSTRUMENTS

On December 13, 2012, we terminated our two floating-to-fixed rate LIBOR-based forward starting interest rate swaps, originally entered into on May 5, 2011. The swaps were originally scheduled to fully terminate by February 2015. Such early termination was deemed to be a termination of all future obligations between us and each counterparty. In consideration of the early termination, we paid a total of $8,209 to the counterparties on December 17, 2012. Prior to the termination, the fair values of the swaps were recorded in other long-term liabilities and accumulated other comprehensive loss on our balance sheet. The termination of the swaps resulted

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

in the payment of such liability and the reclassification of the related accumulated other comprehensive loss to current period expense. The result was a charge to expense for the fiscal year ended December 31, 2012 of $8,209 ($5,227 net of tax). We have no assets or liabilities remaining on our Consolidated Balance Sheet with respect to these interest rate swaps as of December 31, 2013.

The effects of derivative instruments designated as cash flow hedges on income and AOCI are summarized below:

	Fiscal Year Ended December 31,
Derivatives designated as cash flow hedges	2014	2013	2012
Total unrealized loss recognized in other comprehensive income — interest rate contracts	$—	$—	$(1,166)
Total realized loss reclassified into earnings — interest rate contracts	$—	$—	$5,227

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

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

15. VALUATION AND QUALIFYING ACCOUNTS

We maintain an allowance for doubtful accounts that is recorded as a contra asset to our accounts receivable balance; a sales return reserve and client allowance that is recorded as a contra revenue account; and, a self-insurance accrual related to the medical and dental insurance provided to our employees. The following table sets forth the change in each of those reserves for the years ended December 31, 2014, 2013, and 2012.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charged to Bad Debt(1)	Write offs Net of Recoveries(2)	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2014	$2,568	$195	$(122)	$2,641
Year ended December 31, 2013	3,046	—	(478)	2,568
Year ended December 31, 2012	3,891	735	(1,580)	3,046

(1)	Additions to the allowance account through the normal course of business are charged to expense.
(2)	Write-offs reduce the balance of accounts receivable and the related allowance for doubtful accounts indicating management’s belief that specific balances are not recoverable.

	Balance at Beginning of Year	Charged to Net Revenue(1)	Write offs(2)	Balance at End of Year
Client Allowance and Return Reserve
Year ended December 31, 2014	$2,673	$1,125	$(1,243)	$2,555
Year ended December 31, 2013	2,759	1,675	(1,761)	2,673
Year ended December 31, 2012	2,129	2,126	(1,496)	2,759

(1)	Includes client service allowance and sales returns. Additions to the allowance through the normal course of business reduce net revenue.
(2)	Write-offs reduce the balance of the client allowance and return reserve.

	Balance at Beginning of Year	Charged to expense(2)	Claims Payments(3)	Balance at End of Year
Self Insurance Accrual(1)
Year ended December 31, 2014	$2,821	$25,943	$(26,420)	$2,344
Year ended December 31, 2013	2,621	25,161	(24,961)	2,821
Year ended December 31, 2012	2,966	25,505	(25,850)	2,621

(1)	We have a self-insurance policy to cover our employees’ medical and dental insurance.
(2)	Estimates of insurance claims expected to be incurred through the normal course of business are charged to expense.
(3)	Actual insurance claims payments reduce the self-insurance accrual.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Unaudited summarized financial data by quarter for the years ended December 31, 2014 and 2013 is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2014
Net revenue	$170,867	$175,415	$175,705	$198,242
Gross profit	133,436	135,054	133,266	146,621
Net income (loss)	7,678	6,596	7,740	(42,404)
Net income (loss) per basic share	$0.13	$0.11	$0.13	$(0.71)

Net income (loss) per diluted share	$0.12	$0.11	$0.13	$(0.71)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2013
Net revenue	$172,837	$170,742	$166,371	$170,466
Gross profit	138,569	133,246	128,125	128,526
Net income	7,704	5,084	6,902	7,751
Net income per basic share	$0.13	$0.09	$0.12	$0.13

Net income per diluted share	$0.13	$0.08	$0.11	$0.13

17. RELATED PARTY TRANSACTION

We had an agreement with John Bardis, formerly our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company, owned by Mr. Bardis. We paid Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the fiscal years ended December 31, 2014, 2013 and 2012, we incurred charges of $1,621, $2,250 and $1,861, respectively, related to transactions with Mr. Bardis. On February 17, 2015, the Company entered into a Transition and Consulting Agreement (the “Transition Agreement”) with Mr. Bardis in connection with Mr. Bardis’s resignation from his positions with the Company. Pursuant to the Transition Agreement, the Company’s agreement to use the airplane owned by JJB Aviation, LLC was terminated effective as of January 1, 2015.

18. SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the consolidated financial statements filed on Form 10-K with the SEC and no events have occurred that require disclosure, except for the following:

In January 2015, our management approved and initiated a plan to restructure our operations which included certain management changes within our SCM and RCM segments. We expect to incur approximately $1,600 in restructuring costs.

In February 2015, our Board of Directors authorized an extension to our existing share repurchase program until February 29, 2016 and increased the total dollar amount available for the repurchase of shares of our common stock to $100,000 subject to certain restrictions under our Credit Agreement and Indenture.

MedAssets, Inc.

Notes to Consolidated Financial Statements — (Continued)

(in thousands, except share and per share amounts)

On February 17, 2015, Mr. Bardis resigned as the chairman of the Company’s board of directors (the “Board”) and chief executive officer for personal reasons, effective immediately. In connection with Mr. Bardis’s resignation, the Company entered into the Transition Agreement with Mr. Bardis, pursuant to which Mr. Bardis will transition to a consulting role with the Company for a term of three years (the “Term”) to provide consulting, business development and similar services of a non-operating nature for an annual consulting fee of $650. Mr. Bardis will remain a member of the Board until the Company’s 2015 Annual Meeting of Stockholders, following which he will have the title of Non-Executive Chairman Emeritus during the Term. Following Mr. Bardis’s resignation, the Board appointed Mr. R. Halsey Wise as Chairman and chief executive officer of the Company, effective immediately. The Company filed an 8-K on February 17, 2015 disclosing the specific terms of the resignation, Transition Agreement and new appointment of its chairman and chief executive officer.