Form 10-Q
period 2015-03-31
MEDASSETS INC
filed 2015-05-04
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of April 24, 2015, the registrant had 60,364,700 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MedAssets, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$18,974	$12,100
Accounts receivable, net of allowances of $2,651 and $2,641 as of March 31, 2015 and December 31, 2014, respectively	123,955	127,741
Deferred tax asset, current portion	5,825	5,782
Prepaid expenses and other current assets	26,676	30,557

Total current assets	175,430	176,180
Property and equipment, net	167,266	170,318
Other long term assets
Goodwill	1,058,414	1,058,414
Intangible assets, net	261,351	276,407
Other	35,698	37,477

Other long term assets	1,355,463	1,372,298

Total assets	$1,698,159	$1,718,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$18,051	$26,910
Accrued revenue share obligation and rebates	89,948	91,864
Accrued payroll and benefits	22,644	32,784
Other accrued expenses	16,276	9,040
Deferred revenue, current portion	77,464	76,034
Current portion of notes payable	23,313	29,583
Current portion of finance obligation	301	294

Total current liabilities	247,997	266,509
Notes payable, less current portion	519,417	526,417
Bonds payable	325,000	325,000
Finance obligation, less current portion	8,397	8,475
Deferred revenue, less current portion	16,947	15,418
Deferred tax liability	113,852	116,607
Other long term liabilities	14,596	13,883

Total liabilities	1,246,206	1,272,309
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 60,351,000 and 60,199,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	604	602
Additional paid-in capital	696,346	694,235
Accumulated deficit	(244,997)	(248,350)

Total stockholders’ equity	451,953	446,487

Total liabilities and stockholders’ equity	$1,698,159	$1,718,796

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$77,761	$76,246
Other service fees	107,820	94,621

Total net revenue	185,581	170,867

Operating expenses:

Cost of revenue (inclusive of depreciation expense of $978 and $424 for the three months ended March 31, 2015 and 2014, respectively)	42,933	37,431
Product development expenses	8,400	7,397
Selling and marketing expenses	19,511	15,193
General and administrative expenses	64,485	58,803
Restructuring, acquisition and integration-related expenses	4,439	1,697
Depreciation	13,347	11,540
Amortization of intangibles	15,056	14,026

Total operating expenses	168,171	146,087

Operating income	17,410	24,780
Other income (expense):
Interest (expense)	(11,869)	(11,173)
Other income	62	58

Income before income taxes	5,603	13,665
Income tax expense	2,250	5,987

Net income	$3,353	$7,678

Basic and diluted income per share:
Basic net income per share	$0.06	$0.13

Diluted net income per share	$0.06	$0.12

Weighted average shares—basic	59,736	60,648
Weighted average shares—diluted	60,530	61,681

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Three Months Ended March 31, 2015

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

	Shares	Par Value
	(In thousands)
Balances at December 31, 2014	60,199	$ 602	$ 694,235	$ (248,350)	$ 446,487

Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	347	4	596	-	600
Shares surrendered to pay taxes on vesting of restricted stock	(195)	(2)	(3,759)	-	(3,761)
Stock compensation expense	-	-	5,732	-	5,732
Tax deficit from equity award exercises, net	-	-	(458)	-	(458)
Net income				3,353	3,353

Balances at March 31, 2015	60,351	$ 604	$ 696,346	$ (244,997)	$ 451,953

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating activities
Net income	$3,353	$7,678
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	14,325	11,964
Amortization of intangibles	15,056	14,026
Loss (gain) on sale of assets	54	(20)
Noncash stock compensation expense	5,732	4,302
Excess tax benefit from exercise of equity awards	(248)	(1,382)
Amortization of debt issuance costs	978	943
Noncash interest expense, net	98	105
Deferred income tax benefit	(2,863)	(2,451)
Changes in assets and liabilities:
Accounts receivable	3,786	(13,357)
Prepaid expenses and other assets	3,881	10
Other long-term assets	171	452
Accounts payable	(8,572)	(4,691)
Accrued revenue share obligations and rebates	(1,916)	(6,273)
Accrued payroll and benefits	(10,140)	(23,310)
Other accrued expenses and long-term liabilities	7,949	21,647
Deferred revenue	2,959	8,090

Cash provided by operating activities	34,603	17,733

Investing activities
Purchases of property, equipment and software, net	(1,322)	(1,748)
Capitalized software development costs	(10,054)	(8,383)

Cash used in investing activities	(11,376)	(10,131)

Financing activities
Borrowings from revolving credit facility	-	16,524
Repayment of notes payable	(13,271)	(13,875)
Repayment of revolving credit facility	-	(279)
Repayment of finance obligation	(169)	(169)
Excess tax benefit from exercise of equity awards	248	1,382
Issuance of common stock, net	600	1,756
Purchase of treasury shares, including shares surrendered for tax withholdings	(3,761)	(15,731)

Cash used in financing activities	(16,353)	(10,392)

Net increase (decrease) in cash and cash equivalents	6,874	(2,790)
Cash and cash equivalents, beginning of period	12,100	2,790

Cash and cash equivalents, end of period	$18,974	$-

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

We provide technology-enabled products and services that, together, deliver solutions designed to reduce total cost of care, enhance operational efficiency, align clinical delivery with advance care coordination and improve revenue performance for hospitals, health systems and other ancillary healthcare providers. Our customer-specific solutions are designed to efficiently analyze detailed information across the spectrum of cost, operations, clinical delivery and reimbursement. Our solutions integrate with existing operations and enterprise software systems of our customers and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and customers are primarily located throughout the United States and to a limited extent, Canada.

The accompanying unaudited condensed consolidated financial statements, and condensed consolidated balance sheet as of December 31, 2014, derived from audited financial statements, have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the interim financial information have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements. Actual results could differ materially from those estimates. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in our annual report on Form 10-K as filed with the SEC on March 2, 2015. These financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

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

Cash and cash equivalents were $18,974 and $12,100 as of March 31, 2015 and December 31, 2014, respectively. We had $152,000 outstanding on our revolving credit facility as of March 31, 2015 and December 31, 2014. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 5 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $18,474 as of March 31, 2015.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

2.	RECENT ACCOUNTING PRONOUNCEMENTS

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update will be effective on January 1, 2016.

Going Concern

In August 2014, the FASB issued an accounting standard update relating to disclosure of uncertainties about an entity’s ability to continue as a going concern. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in the event that there is such substantial doubt. The update will be effective on January 1, 2016.

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

Discontinued Operations

In April 2014, the FASB issued an accounting standard update which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We adopted this update on January 1, 2015.

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

In the first quarter of 2015, our management approved and initiated a plan to restructure our operations that resulted in certain workforce reductions within the Company and changes in senior management that together resulted in costs of approximately $4,135. During the three months ended March 31, 2015 and 2014, we expensed total restructuring, acquisition and integration-related costs of $4,439 (inclusive of $304 of acquisition-related expenses) and $1,697, respectively. These costs are included within the restructuring, acquisition and integration-related expenses line on the accompanying condensed consolidated statements of operations. During the first quarter of 2015, cash payments related to restructuring and acquisition-related activities were approximately $3,178. As of March 31, 2015, we had $3,334 in accrued liabilities for these employee-related costs of which $2,108 is expected to be paid over the next twelve months.

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

The following table summarizes the deferred revenue categories and balances as of:

	March 31, 2015	December 31, 2014
Software and SaaS implementation fees	$54,338	$55,152
Service fees	19,983	19,241
Administrative fees	12,884	15,715
Other fees	7,206	1,344

Deferred revenue, total	94,411	91,452
Less: Deferred revenue, current portion	(77,464)	(76,034)

Deferred revenue, non-current portion	$16,947	$15,418

As of March 31, 2015 and December 31, 2014, deferred revenue included in our condensed consolidated balance sheets that was contingent upon meeting performance targets was $4,110 and $8,441, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target as determined by the customer arrangement.

5.	NOTES AND BONDS PAYABLE

The balances of our notes and bonds payable are summarized as follows as of:

	March 31, 2015	December 31, 2014
Term A facility	$215,951	$225,000
Term B facility	174,779	179,000
Revolving credit facility	152,000	152,000

Total notes payable	542,730	556,000
Bonds payable	325,000	325,000

Total notes and bonds payable	867,730	881,000
Less: current portions	(23,313)	(29,583)

Total long-term notes and bonds payable	$844,417	$851,417

Notes Payable

As of March 31, 2015, our long-term notes payable consists of a Term A Facility, a Term B Facility and a revolving credit facility under a credit agreement with JP Morgan Chase Bank, N.A and other financial institutions named therein, dated December 13, 2012 (as amended from time to time, the “Credit Agreement”), each with an outstanding balance of $215,951, $174,779 and $152,000, respectively. We have classified the $152,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of December 13, 2017. No amounts were drawn on our swing line loan, which resulted in $147,000 of availability under our revolving credit facility (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date and the increase in the revolving credit facility as discussed below) as of March 31, 2015. During the three months ended March 31, 2015, we made scheduled principal payments of $5,438 on our Term A Facility and Term B Facility in addition to payments of $7,833 relating to our 2014 excess cash flow payment ($4,362 on the Term A Facility and $3,471 on the Term B Facility). The applicable weighted average interest rates (inclusive of the applicable bank margin) on our Term A Facility, Term B Facility and Revolving Credit Facility at March 31, 2015 were 2.51%, 4.00% and 2.50%, respectively. On September 8, 2014, the Company entered into a First Increase Joinder to the Credit Agreement (the “First Increase Joinder”). The First Increase Joinder increased the revolving commitment amount under the Credit Agreement by $100,000 to $300,000. In connection with the First Increase Joinder, we incurred and capitalized approximately $615 of debt issuance costs which will be amortized into interest expense ratably over the remaining term of the revolving credit facility.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The Credit Agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The Credit Agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the credit agreement to be in full force and effect and changes of control. The Company was in compliance with these covenants as of March 31, 2015. We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of the Credit Agreement. Our current portion of notes payable does not include an amount with respect to any 2015 excess cash flow payment. We will reclassify a portion of our long-term notes payable to a current classification at such time that any 2015 excess cash flow payment becomes estimable. We will be required to make any necessary cash flow payment within the first quarter of 2016.

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

Bonds Payable

The Company has an aggregate principal amount of $325,000 of 8% senior notes due 2018 (the “Notes”) outstanding that have been registered under the Securities Act of 1933, as amended. The Notes are guaranteed on a senior unsecured basis by each of our existing domestic subsidiaries and each of our future domestic restricted subsidiaries in each case that guarantees our obligations under the Credit Agreement. Each of the subsidiary guarantors is 100% owned by us. The guarantees by the subsidiary guarantors are full and unconditional and joint and several. We have no independent assets or operations, and any subsidiaries of ours other than the subsidiary guarantors are minor. The Notes and the guarantees are senior unsecured obligations of the Company and the subsidiary guarantors, respectively.

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of March 31, 2015.

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

As of March 31, 2015, the Notes were trading at 104.0% of par value (Level 1).

Debt Issuance Costs

As of March 31, 2015, we had approximately $13,097 of debt issuance costs related to the Credit Agreement and Notes which will be amortized into interest expense generally using the effective interest method until the applicable maturity date. For the three months ended March 31, 2015 and 2014, we recognized $978 and $943, respectively, in interest expense related to the amortization of debt issuance costs.

Debt Maturity Table

The following table summarizes our stated debt maturities and scheduled principal repayments as of March 31, 2015:

Year	Term A Facility	Term B Facility(2)	Revolving Credit Facility	Senior Unsecured Notes	Total
2015(1)	$14,063	$2,250	$-	$-	$16,313
2016	25,000	3,000	-	-	28,000
2017	176,888	3,000	152,000	-	331,888
2018	-	3,000	-	325,000	328,000
2019	-	163,529	-	-	163,529

	$215,951	$174,779	$152,000	$325,000	$867,730

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2015 and the balance of the swing line component of our revolving credit facility, if any.

(2)	The Term B Facility matures on December 13, 2019; however, the facility will mature in full on May 15, 2018 if our outstanding senior notes have not been repaid or refinanced in full by such date.

Total interest paid (net of amounts capitalized) on our notes and bonds payable during the three months ended March 31, 2015 and 2014 was approximately $4,289 and $3,484, respectively.

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

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of March 31, 2015, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

7.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

During the three months ended March 31, 2015, we issued approximately 359,000 shares of common stock in connection with employee stock option exercises, stock-settled stock appreciation rights (“SSARs”) exercises and the vesting of restricted stock units (“RSUs”) for net exercise proceeds of $600.

During the three months ended March 31, 2015, approximately 12,000 shares of restricted common stock were forfeited.

During the three months ended March 31, 2015, we received approximately 195,000 restricted shares that were surrendered from equity awards holders to settle their associated minimum statutory tax liability of $3,761 from shares that vested during the year.

Repurchase of Common Stock

In February 2015, our Board of Directors authorized an extension to our existing share repurchase program until February 29, 2016 and increased the total dollar amount available for the repurchase of shares of our common stock to $100,000 subject to certain restrictions under our Credit Agreement and Indenture. The following table shows the amount and cost of shares of common stock we repurchased for the three months ended March 31, 2015 and 2014 under the share repurchase program. The repurchased shares have not been retired and constitute authorized shares.

	Three Months Ended March 31,
	2015	2014
Number of shares repurchased	-	640,000
Cost of shares repurchased	$-	$16,061

Share-Based Compensation

As of March 31, 2015, we had restricted common stock, RSUs, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of March 31, 2015, we had approximately 3,766,000 shares reserved (inclusive of equity award forfeitures) and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan (“LTPIP”).

The total share-based compensation expense related to equity awards was $5,732 and $4,302 for the three months ended March 31, 2015 and 2014, respectively. The total income tax benefit recognized in the condensed consolidated statement of operations for share-based compensation arrangements related to equity awards was $2,143 and $1,602 for the three months ended March 31, 2015 and 2014, respectively. There were no capitalized share-based compensation expenses during the three months ended March 31, 2015.

Total share-based compensation expense (inclusive of restricted common stock, RSUs, SSARs and common stock options) for the three months ended March 31, 2015 and 2014 as reflected in our condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
	2015	2014
Cost of revenue	$1,731	$1,166
Product development	435	244
Selling and marketing	1,034	527
General and administrative	2,532	2,365

Total share-based compensation expense	$5,732	$4,302

Employee Stock Purchase Plan

In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. For the three months ended March 31, 2015 and 2014, we purchased approximately 15,000 shares and 11,000 shares of our common stock under the Plan which amounted to approximately $275 and $253, respectively.

Equity Award Grants

Information regarding equity awards for the three months ended March 31, 2015 is as follows:

Restricted Stock Unit Equity Awards

In March 2015, our Compensation Committee of our Board of Directors (the “Compensation Committee”) approved an equity grant for certain eligible employees consisting of service-based and performance-based RSUs. The purpose of the equity grant is to assist the Company in attracting, retaining, motivating, and rewarding certain individuals of the Company. The equity grant is intended to promote the creation of long-term value for stockholders of the Company by closely aligning the interests of such individuals with those of the stockholders. A summary of the total approved equity grant during the three months ended March 31, 2015 is as follows:

	Total RSUs	Range of Grant Date Fair Values
RSUs - Service	785,608	$18.44 - $19.43	(1)
RSUs - Performance	1,008,530	$18.44 - $19.43	(2)

Total RSUs granted	1,794,138

(1)	Service-based RSUs vest annually over three years of continuous service with the exception of certain equity awards granted to our Board that vest ratably each month through December 31, 2015;

(2)	Performance-based RSUs generally vest annually over three years of continuous service provided the performance metric is achieved and consist of a net revenue and a non-GAAP adjusted earnings per share (“EPS”) performance metric. The Company must achieve a minimum net revenue and non-GAAP adjusted EPS threshold before any performance-based RSUs begin vesting. If the minimum threshold is not met, the equity award holders will forfeit those awards.

8.	INCOME TAXES

Income tax expense recorded during the three months ended March 31, 2015 and 2014 reflected an effective income tax rate of 40.2% and 43.8%, respectively.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three months ended March 31, 2015 and 2014 is as follows:

	Three Months Ended March 31,
	2015	2014
Numerator for Basic and Diluted Income Per Share:
Net income	$3,353	$7,678
Denominator for basic income per share weighted average shares	59,736,000	60,648,000
Effect of dilutive securities:
Stock options	135,000	285,000
SSARs	164,000	327,000
Restricted stock and RSUs	495,000	421,000

Denominator for diluted income per share—adjusted weighted average shares and assumed conversions	60,530,000	61,681,000
Basic income per share:
Basic net income from continuing operations	$0.06	$0.13

Diluted net income per share:
Diluted net income from continuing operations	$0.06	$0.12

During the three months ended March 31, 2015 and 2014, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the periods presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended March 31,
	2015	2014
SSARs	40,000	-

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

The following tables represent our results of operations, by segment, for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Revenue:
SCM
Net administrative fees	$77,761	$76,246
Other service fees(2)	41,647	32,371

Total SCM net revenue	119,408	108,617
RCM
Revenue cycle technology	45,982	44,193
Revenue cycle services	20,191	18,057

Total RCM net revenue	66,173	62,250

Total net revenue	185,581	170,867
Operating expenses:
SCM	96,754	76,443
RCM	55,726	56,975
Corporate	15,691	12,669

Total operating expenses	168,171	146,087

Operating income (loss):
SCM	22,654	32,174
RCM	10,447	5,275
Corporate	(15,691)	(12,669)

Total operating income	17,410	24,780

Interest (expense)	(11,869)	(11,173)
Other income	62	58

Income before income taxes	5,603	13,665
Income tax expense	2,250	5,987

Net income	$3,353	$7,678

Segment Adjusted EBITDA
SCM	$44,988	$49,950
RCM	18,750	13,401

Total Segment Adjusted EBITDA	$63,738	$63,351
Corporate	(6,365)	(6,634)

Total Adjusted EBITDA(1)	$57,373	$56,717

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.
(2)	Other service fees primarily consists of consulting, services and technology fees.

	Three Months Ended March 31,
	2015	2014
Capital expenditures(1):
SCM	$4,010	$3,283
RCM	6,764	5,499
Corporate	602	1,349
Total	$11,376	$10,131

(1)	Capital expenditures consist of purchases of property and equipment and capitalized software development costs (internal and external use).

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
Financial Position:
Accounts receivable, net
SCM	$70,867	$74,337
RCM	53,088	53,129
Corporate	-	275

Total accounts receivable, net	123,955	127,741
Other assets
SCM	1,056,884	1,067,039
RCM	438,135	439,333
Corporate	79,185	84,683

Total other assets	1,574,204	1,591,055

Total assets	$1,698,159	$1,718,796
SCM accrued revenue share obligation	$89,948	$91,864
Deferred revenue
SCM	53,523	51,958
RCM	40,888	39,494

Total deferred revenue	94,411	91,452
Notes payable	542,730	556,000
Bonds payable	325,000	325,000
Other liabilities
SCM	24,961	36,938
RCM	17,840	23,952
Corporate	151,316	147,103

Total other liabilities	194,117	207,993

Total liabilities	$1,246,206	$1,272,309

GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
SCM Adjusted EBITDA	$44,988	$49,950
RCM Adjusted EBITDA	18,750	13,401

Total Segment Adjusted EBITDA	63,738	63,351
Depreciation	(9,524)	(8,262)
Depreciation (included in cost of revenue)	(978)	(424)
Amortization of intangibles	(15,056)	(14,026)
Income tax expense	(14,195)	(16,390)
Share-based compensation expense(1)	(3,091)	(2,098)
Purchase accounting adjustments(2)	(461)	-
Restructuring, acquisition and integration-related expenses(3)	(1,665)	(1,131)

Total reportable segment net income	18,768	21,020
Corporate net loss	(15,415)	(13,342)

Consolidated net income	$3,353	$7,678

(1)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.

(2)	Represents the effect on revenue of adjusting Sg2’s acquired deferred revenue balance to fair value at the acquisition date.

(3)	Represents the amount attributable to restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

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

12. RELATED PARTY TRANSACTION

We had an agreement with John Bardis, formerly our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company owned by Mr. Bardis. We paid Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the three months ended March 31, 2015 and 2014, we incurred charges of zero and $378, respectively, related to transactions with Mr. Bardis. On February 17, 2015, the Company entered into a Transition and Consulting Agreement (the “Transition Agreement”) with Mr. Bardis in connection with Mr. Bardis’s resignation from his positions with the Company. Pursuant to the Transition Agreement, the Company’s agreement to use the airplane owned by JJB Aviation, LLC was terminated effective as of January 1, 2015.

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

A number of important factors could cause our actual results to differ materially from those indicated by such forward-looking statements, including those described herein and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on March 2, 2015.

Overview

We are a financial and performance improvement company providing technology-enabled products and services which together help mitigate the increasing financial challenges faced by hospitals, health systems and other non-acute healthcare providers. Our solutions are designed to reduce the total cost of care delivery, enhance operational efficiency, align clinical delivery of physicians and staff to advance care coordination and improve revenue performance primarily for hospitals and health systems. We believe implementation of our full suite of solutions has the potential to decrease supply costs, improve clinical resource utilization and increase revenue capture and cash flow. Our operations and customers are primarily located throughout the United States and, to a limited extent, Canada.

Management’s primary metrics to measure the consolidated financial performance of the business are net revenue, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin and non-GAAP diluted adjusted EPS.

The table below highlights our primary results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)
Total net revenue	$185.6	$170.9	$14.7	8.6%
Operating income	17.4	24.8	(7.4)	(29.8)
Net income	$3.4	$7.7	$(4.3)	(55.8%)
Adjusted EBITDA(1)	$57.4	$56.7	$0.7	1.2%
Adjusted EBITDA margin(1)	30.9%	33.2%
Adjusted EPS(1)	$0.31	$0.32	$(0.01)	-3.1%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

The increase in net revenue during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was primarily attributable to:

—	growth in our SCM segment primarily driven by higher performance-related fee revenue and the contribution from Sg2 partially offset by lower consulting-related fees; and

—

growth in our RCM segment from an increase in our subscription services related to our revenue cycle technology tools, an increase in our revenue cycle services; and higher performance-related fee revenue.

The decrease in operating income during the three months ended March 31, 2015 compared to the three months ended March 31, 2014 was attributable to higher operating expenses related to increased compensation expense for new and existing personnel, inclusive of share-based compensation expense, higher cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements and higher restructuring, acquisition and integration-related expenses, partially offset by the growth in net revenue discussed above.

For the three months ended March 31, 2015, the increase in consolidated non-GAAP adjusted EBITDA compared to the three months ended March 31, 2014 was primarily attributable to revenue growth including higher performance-related fee revenue earned during the quarter.

For the three months ended March 31, 2015, the decrease in consolidated non-GAAP adjusted EBITDA margin compared to the three months ended March 31, 2014 was primarily attributable to a higher proportion of lower margin services revenue and higher operating expenses.

Segment Structure and Revenue Streams

We deliver our solutions through two business segments, Spend and Clinical Resource Management (“SCM”) and Revenue Cycle Management (“RCM”). Management’s primary metrics to measure consolidated and segment financial performance are net revenue, non-GAAP adjusted EBITDA, non-GAAP adjusted EBITDA margin, non-GAAP diluted adjusted EPS and Segment Adjusted EBITDA. All of our revenues are from external customers and inter-segment revenues have been eliminated. See Note 10 of the Notes to Condensed Consolidated Financial Statements herein for discussion on Segment Adjusted EBITDA and certain items of our segment results of operations and financial position.

Spend and Clinical Resource Management

Our SCM segment provides a comprehensive suite of technology-enabled services that help our customers manage their expense categories. Our solutions lower supply and medical device pricing and utilization by managing the procurement process through our group purchasing organization (“GPO”) portfolio of contracts, consulting services and business intelligence tools. Our SCM segment revenue consists of the following components:

—

Administrative fees and revenue share obligation. We earn administrative fees from manufacturers, distributors and other vendors (collectively referred to as “vendors”) of products and services with whom we have contracts under which our GPO customers may purchase products and services. Administrative fees represent a percentage, which we refer to as our administrative fee ratio, typically ranging from 0.25% to 3.00% of the purchases made by our GPO customers through contracts with our vendors.

Our GPO customers make purchases, and receive shipments, directly from the vendors. Generally on a monthly or quarterly basis, vendors provide us with a report describing the purchases made by our customers through our GPO vendor contracts, including associated administrative fees. We recognize revenue upon the receipt of these reports from vendors.

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

—

Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and physician preference items (“PPI”) and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with an average duration of six to nine months, and the related revenues are earned as services are rendered. We generate revenue from consulting contracts that also include performance targets. The performance targets generally relate to committed financial improvement to our customers from the use and implementation of initiatives that result from our consulting services. Performance targets are measured as our strategic initiatives are identified and implemented, and the financial improvement can be quantified by the customer. Prior to receiving customer acceptance of performance targets, we record contingent consulting fees as deferred revenue on our consolidated balance sheets. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we may be contractually obligated to refund some or all of the contingent fees.

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

Results of Operations

Consolidated Tables

The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended March 31,
	2015	2014
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Net administrative fees	$77,761	$76,246
Other service fees	41,647	32,371

Total Spend and Clinical Resource Management	119,408	108,617
Revenue Cycle Management	66,173	62,250

Total net revenue	185,581	170,867
Operating expenses:
Spend and Clinical Resource Management	96,754	76,443
Revenue Cycle Management	55,726	56,975

Total segment operating expenses	152,480	133,418
Operating income
Spend and Clinical Resource Management	22,654	32,174
Revenue Cycle Management	10,447	5,275

Total segment operating income	33,101	37,449
Corporate expenses(1)	15,691	12,669

Operating income	17,410	24,780
Other income (expense):
Interest expense	(11,869)	(11,173)
Other income	62	58

Income before income taxes	5,603	13,665
Income tax expense	2,250	5,987

Net income	3,353	7,678
Reportable segment adjusted EBITDA(2):
Spend and Clinical Resource Management	44,988	49,950
Revenue Cycle Management	$18,750	$13,401
Reportable segment adjusted EBITDA margin(3):
Spend and Clinical Resource Management	37.7%	46.0%
Revenue Cycle Management	28.3%	21.5%

(1)	Represents the expenses of corporate office operations.

(2)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

(3)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended March 31, 2015 and March 31, 2014

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Net administrative fees	$77,761	41.9%	$76,246	44.6%	$1,515	2.0%
Other service fees	41,647	22.4	32,371	19.0	9,276	28.7

Total Spend and Clinical Resource Management	119,408	64.3	108,617	63.6	10,791	9.9
Revenue Cycle Management	66,173	35.7	62,250	36.4	3,923	6.3

Total net revenue	$185,581	100.0%	$170,867	100.0%	$14,714	8.6%

Total net revenue. Total net revenue for the three months ended March 31, 2015 was $185.6 million, an increase of approximately $14.7 million, or 8.6%, from total net revenue of $170.9 million for the three months ended March 31, 2014. The increase in total net revenue was comprised of a $10.8 million increase in SCM revenue and a $3.9 million increase in RCM revenue. For the three months ended March 31, 2015 and 2014, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 4.8% and 3.9%, respectively. Revenue may fluctuate materially from period to period based upon a number of factors including achieving and thereof receiving customer acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the three months ended March 31, 2015 was $119.4 million, an increase of $10.8 million, or 9.9%, from net revenue of $108.6 million for the three months ended March 31, 2014. The increase was the result of an increase in net administrative fees of $1.5 million, or 2.0%, due to the impact of increased performance fees under our GPO contracts and an increase in other service fees of $9.3 million, or 28.7%, primarily related to the revenue contribution by Sg2.

We may have fluctuations in our net administrative fee revenue in future periods that are attributable to (i) the timing and variability of vendor reporting and customer acknowledgement of achieved performance targets; (ii) changes in customer purchase volume under our GPO contracts; and (iii) fluctuations in our revenue share obligation based on the mix of customers who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements.

Revenue Cycle Management net revenue. RCM net revenue for the three months ended March 31, 2015 was $66.2 million, an increase of $3.9 million, or 6.3%, from net revenue of $62.3 million for the three months ended March 31, 2014. The increase was attributable to a $2.1 million increase in revenue from our comprehensive revenue cycle service engagements, inclusive of performance-related fee revenue, and a $1.8 million increase in revenue from our revenue cycle technology tools. As we engage new customers, renew with existing customers and complete existing contracts, we may experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Three Months Ended March 31,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$42,933	23.1%	$37,431	21.9%	$5,502	14.7%
Product development expenses	8,400	4.5	7,397	4.3	1,003	13.6
Selling and marketing expenses	19,511	10.5	15,193	8.9	4,318	28.4
General and administrative expenses	64,485	34.7	58,803	34.4	5,682	9.7
Restructuring, acquisition and integration-related expenses	4,439	2.4	1,697	1.0	2,742	161.6
Depreciation	13,347	7.2	11,540	6.8	1,807	15.7
Amortization of intangibles	15,056	8.1	14,026	8.2	1,030	7.3

Total operating expenses	168,171	90.6	146,087	85.5	22,084	15.1
Operating expenses by segment:
Spend and Clinical Resource Management	96,754	52.1	76,443	44.7	20,311	26.6
Revenue Cycle Management	55,726	30.0	56,975	33.3	(1,249)	(2.2)

Total segment operating expenses	152,480	82.2	133,418	78.1	19,062	14.3
Corporate expenses	15,691	8.5	12,669	7.4	3,022	23.9

Total operating expenses	$168,171	90.6%	$146,087	85.5%	$22,084	15.1%

Cost of revenue. Cost of revenue for the three months ended March 31, 2015 was $42.9 million, or 23.1% of total net revenue, an increase of $5.5 million, or 14.7%, from cost of revenue of $37.4 million, or 21.9% of total net revenue, for the three months ended March 31, 2014. The increase was primarily attributable to the previously discussed revenue contribution of Sg2 resulting in an increase in labor costs associated with service-related engagements in our SCM segment. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our customers. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the three months ended March 31, 2015 were $8.4 million, or 4.5% of total net revenue, an increase of approximately $1.0 million, or 13.6%, from product development expenses of $7.4 million, or 4.3% of total net revenue, for the three months ended March 31, 2014. The increase was attributable to a $0.8 million increase in compensation expense and a $0.2 million increase in share-based compensation. Our product development capitalization rate for the three months ended March 31, 2015 and 2014 was 54.5% and 53.1%, respectively.

Selling and marketing expenses. Selling and marketing expenses for the three months ended March 31, 2015 were $19.5 million, or 10.5% of total net revenue, an increase of $4.3 million, or 28.4%, from selling and marketing expenses of $15.2 million, or 8.9% of total net revenue, for the three months ended March 31, 2014. The increase was attributable to a $3.2 million increase in compensation expense; a $0.5 million increase in share-based compensation; a $0.3 million increase in advertising expense; and a $0.3 million increase in other operating infrastructure expense.

General and administrative expenses. General and administrative expenses for the three months ended March 31, 2015 were $64.5 million, or 34.7% of total net revenue, an increase of $5.7 million, or 9.7%, from general and administrative expenses of $58.8 million, or 34.4% of total net revenue, for the three months ended March 31, 2014. The increase was attributable to a $3.1 million increase in compensation expense; a $1.4 million increase in telecommunications expense; a $0.7 million increase in professional fees; a $0.7 million increase in rent expense; and a $0.7 million increase in other operating infrastructure expense. The increase was partially offset by a $0.9 million decrease in transportation expense.

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the three months ended March 31, 2015 were $4.4 million, an increase of $2.7 million from restructuring, acquisition and integration-related expenses of $1.7 million for the three months ended March 31, 2014. The increase was attributable to the costs associated with certain workforce reductions within the Company and to senior management changes during the period. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the three months ended March 31, 2015 was $13.3 million, or 7.2% of total net revenue, an increase of $1.8 million, or 15.7%, from depreciation of $11.5 million, or 6.8% of total net revenue, for the three months ended March 31, 2014. The increase was attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the three months ended March 31, 2015 was $15.0 million, or 8.1% of total net revenue, an increase of $1.0 million, or 7.3%, from amortization of intangibles of $14.0 million, or 8.2% of total net revenue, for the three months ended March 31, 2014. The increase in amortization expense compared to the prior year was due to incremental amortization expense associated with acquisitions that occurred in the prior year partially offset by certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the three months ended March 31, 2015 were $96.7 million, or 52.1% of total net revenue, an increase of $20.3 million, or 26.6%, from approximately $76.4 million, or 44.7% of total net revenue for the three months ended March 31, 2014. As a percentage of SCM segment net revenue, segment expenses were 81.0% and 70.4% for the three months ended March 31, 2015 and 2014, respectively.

The increase was primarily attributable to a $6.9 million increase in cost of revenue in connection with higher direct labor costs; a $6.6 million increase in compensation expense, mostly related to employees of Sg2 (acquired near the end of the third quarter of 2014) and increased service and sales resources; a $1.5 million increase in the amortization of intangibles; a $1.2 million increase in telecommunications expense; a $1.0 million increase in professional fees; a $0.8 million increase in share-based compensation expense; a $0.7 million increase in restructuring, acquisition and integration-related costs; a $0.6 million increase in depreciation expense; a $0.5 million increase in rent expense; and a $0.5 million increase in other operating infrastructure expense.

Revenue Cycle Management expenses. RCM operating expenses for the three months ended March 31, 2015 were $55.7 million, or 30.0% of total net revenue, a decrease of $1.3 million, or 2.2%, from $57.0 million, or 33.3% of total net revenue, for the three months ended March 31, 2014. As a percentage of RCM segment net revenue, segment expenses were 84.2% and 91.5% for the three months ended March 31, 2015 and 2014, respectively.

The decrease was attributable to a $1.9 million decrease in cost of revenue primarily within revenue cycle services that was impacted by a large business process outsourcing agreement that ended at the end of 2014; and a $0.5 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life. The decrease was partially offset by a $0.7 million increase in depreciation expense; a $0.2 million increase in share-based compensation expense; and a $0.2 million increase in other operating infrastructure expense.

Corporate expenses. Corporate expenses for the three months ended March 31, 2015 were $15.7 million, an increase of $3.0 million, or 23.9%, from $12.7 million for the three months ended March 31, 2014, or 8.5% and 7.4% of total net revenue, respectively. The increase in corporate expenses was attributable to a $2.2 million increase in restructuring, acquisition and integration-related costs associated with the reduction in workforce and to certain changes in senior management during the period; a $0.5 million increase in depreciation expense; a $0.4 million increase in share-based compensation expense; a $0.3 million increase in telecommunications expense; and a $0.2 million increase in compensation expense. The increase was partially offset by a $0.6 million decrease in transportation expense.

Non-operating Expenses

Interest expense. Interest expense for the three months ended March 31, 2015 was $11.9 million, an increase of $0.7 million from interest expense of $11.2 million for the three months ended March 31, 2014. The increase in interest expense was primarily due to a higher level of indebtedness compared to the prior year. As of March 31, 2015, we had total indebtedness of $867.7 million compared to $766.9 million as of March 31, 2014. As a result of our higher debt balance, we expect interest expense to increase in future periods. See Note 5 of the Notes to Condensed Consolidated Financial Statements herein for more details.

Other income. Other income for the three months ended March 31, 2015 and 2014 was approximately $0.1 million comprised mainly of rental income.

Income tax expense. Income tax expense for the three months ended March 31, 2015 was $2.3 million, a decrease of $3.7 million from an income tax expense of $6.0 million for the three months ended March 31, 2014, which was primarily attributable to decreased income before taxes. Income tax expense recorded during the three months ended March 31, 2015 and 2014 reflected an effective income tax rate of 40.2% and 43.8%, respectively. The decrease in our effective tax rate was primarily driven by a decrease in state income tax expense. However, we expect our effective tax rates to increase in future periods due to state legislative changes pertaining to tax rates and apportionment of our taxable income.

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

Management considers an accounting policy to be critical if the accounting policy requires management to make particularly difficult, subjective or complex judgments about matters that are inherently uncertain. A summary of our critical accounting policies is included in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

We expect our cash tax liability to increase in 2015 and in the future, primarily attributable to exhausting all of our federal net operating loss and tax credit carryforwards.

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

As of March 31, 2015, we had $152.0 million drawn on our revolving credit facility resulting in $147.0 million of availability under our revolving credit facility inclusive of the swing line component (after giving effect to $1.0 million of outstanding but undrawn letters of credit on such date). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of March 31, 2015 and December 31, 2014, we had cash and cash equivalents of $19.0 million and $12.1 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change
	Amount	Amount	Amount	%
	(Unaudited, in millions)
Net income	$3.4	$7.7	$(4.3)	(55.8%)
Non-cash items	33.1	27.4	5.7	20.8
Net changes in working capital	(1.9)	(17.4)	15.5	89.1

Net cash provided by operations	$34.6	$17.7	$16.9	95.5%

Net income represents the income attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include bad debt expense, depreciation for fixed assets, amortization of intangible assets, share-based compensation expense, deferred income tax expense, excess tax benefit from the exercise of stock options, (gain) loss on sale of assets, amortization of debt issuance costs and non-cash interest expense. Refer to our condensed consolidated statement of cash flows for details regarding these non-cash items. The total for these non-cash expenses was $33.1 million and $27.4 million for the three months ended March 31, 2015 and 2014, respectively. The increase in non-cash expenses for the three months ended March 31, 2015 compared to March 31, 2014 was primarily attributable to: (i) a $2.4 million increase in depreciation expense; (ii) a $1.1 million decrease in the excess tax benefit from exercise of equity awards; (iii) a $1.4 million increase in share-based compensation; and (iv) a $1.0 million increase in the amortization of intangibles. The decrease was partially offset by a $0.4 million increase in our deferred income tax benefit. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the three months ended March 31, 2015, the working capital changes resulting in a decrease to cash flow from operations of $1.9 million primarily consisted of the following:

Decrease to cash flow

—	a $8.6 million working capital decrease in trade accounts payable due to the timing of various payment obligations;

—	a $1.9 million decrease in accrued revenue share obligation and rebates due to the timing of cash payments and customer purchasing volume for our GPO; and

—	a $10.1 million decrease in accrued payroll and benefits due to payroll cycle timing and the payment of our 2014 performance-based compensation expense.

The working capital changes resulting in decreases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in increases to cash flow:

Increase to cash flow

—	a decrease in accounts receivable of $3.8 million primarily related to the timing of invoicing and cash collections;

—	a decrease in prepaid expenses and other assets of $3.9 million primarily related to a decrease in prepaid taxes;

—

a $7.9 million increase in other accrued expenses and long-term liabilities primarily attributable to the increase in accrued interest relating to the timing of our semi-annual bond interest payment; and

—	an increase in deferred revenue of $3.0 million for cash receipts not yet recognized as revenue.

For the three months ended March 31, 2014, the working capital changes resulting in a decrease to cash flow from operations of $17.4 million primarily consisted of the following:

Decrease to cash flow

—	an increase in accounts receivable of $13.3 million primarily related to the timing of invoicing and cash collections;

—	a $4.7 million working capital decrease in trade accounts payable due to the timing of various payment obligations;

—	a $6.3 million decrease in accrued revenue share obligation and rebates due to the timing of cash payments and customer purchasing volume for our GPO; and

—	a $23.3 million decrease in accrued payroll and benefits due to payroll cycle timing and the payment of our 2013 performance-based compensation expense.

Increase to cash flow

—	a $21.6 million increase in other accrued expenses and long-term liabilities primarily related to the $14.8 million reclassification of the cash book overdraft; and

—	an increase in deferred revenue of $8.1 million for cash receipts not yet recognized as revenue.

Investing Activities.

Investing activities used $11.4 million of cash for the three months ended March 31, 2015 which included $10.1 million for investment in software development and $1.3 million of capital expenditures.

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

Financing Activities.

Financing activities used $16.4 million of cash for the three months ended March 31, 2015. We made payments on our Term Loan Facility of $13.3 million consisting of $5.5 million in scheduled principal payments and $7.8 million relating to our annual excess cash flow payments. We also made payments of $0.2 million on our finance obligation (discussed below). We also settled the tax liability relating to shares surrendered for tax withholdings totaling $3.8 million. This was partially offset by receipt of $0.6 million from the issuance of common stock and $0.3 million from the excess tax benefit from the exercise of stock options. As of March 31, 2015, the Credit Agreement requires an assessment of excess cash flow for our fiscal year ended December 31, 2015. We would be required to make any excess cash flow payment during the first quarter of 2016.

Financing activities used $10.4 million of cash for the three months ended March 31, 2014. We made payments on our Term Loan Facility of $13.9 million consisting of $3.9 million in scheduled principal payments and a $10.0 million voluntary prepayment and we also made payments of $0.3 million on our swing line and $0.2 million on our finance obligation. In addition, we purchased 640,000 shares of common stock under our share repurchase program totaling $13.1 million and settled the tax liability relating to shares surrendered for tax withholdings totaling $2.6 million. This was partially offset by $16.5 million received from borrowings on our swing line; $1.8 million received from the issuance of common stock and $1.4 million from the excess tax benefit from the exercise of stock options.

Off-Balance Sheet Arrangements and Commitments

We have provided a $1.0 million letter of credit to guarantee our performance under the terms of a ten-year lease agreement. The letter of credit is associated with the capital lease of a building located in Cape Girardeau, Missouri under a finance obligation. We do not believe that this letter of credit will be drawn.

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of March 31, 2015 for each respective year (Unaudited, in thousands):

Amount
2015	$10,219(1)
2016	8,683
2017	8,956
2018	9,962
2019	8,855
Thereafter	69,796

Total future minimum rental payments	$116,471

  (1) Represents the remaining rental payments due during the fiscal year ending December 31, 2015.

As of March 31, 2015, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

EBITDA, adjusted EBITDA and adjusted EBITDA margin. We define: (i) EBITDA as net income before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) adjusted EBITDA as net income before net interest expense, income tax expense (benefit), depreciation and amortization and other non-recurring, non-cash or non-operating items; and (iii) adjusted EBITDA margin as adjusted EBITDA as a percentage of net revenue. We use EBITDA, adjusted EBITDA and adjusted EBITDA margin to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the Board and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure (primarily interest charges and amortization of debt issuance costs), asset base (primarily depreciation and amortization) and items outside the control of the management team (taxes), as well as other non-cash (purchase accounting adjustments and imputed rental income) and non-recurring items, from our operational results. Adjusted EBITDA also removes the impact of non-cash share-based compensation expense, goodwill impairment, and certain restructuring, acquisition and integration-related charges.

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

The following table reconciles net income to Adjusted EBITDA for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
Adjusted EBITDA Reconciliation	2015	2014
	(Unaudited, in thousands)
Net income	$3,353	$7,678
Depreciation	13,347	11,540
Depreciation (included in cost of revenue)	978	424
Amortization of intangibles	15,056	14,026
Interest expense, net of interest income(1)	11,867	11,173
Income tax expense	2,250	5,987

EBITDA	46,851	50,828
Share-based compensation expense(2)	5,732	4,302
Rental income from capitalizing building lease(3)	(110)	(110)
Purchase accounting adjustments(4)	461	-
Restructuring, acquisition and integration-related expenses(5)	4,439	1,697

Adjusted EBITDA	$57,373	$56,717

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statement of operations.

(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance.

(4)	Represents the effect on revenue of adjusting the acquired deferred revenue balance associated with the Sg2 Acquisition to fair value at the acquisition date.

(5)	Represents the amount attributable to restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

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

	Three Months Ended March 31,
	2015	2014
	(Unaudited, in thousands)
Net income	$3,353	$7,678
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	15,056	14,026
Pre-tax non-cash, share-based compensation(1)	5,732	4,302
Pre-tax restructuring, acquisition and integration related expenses(2)	4,439	1,697
Pre-tax non-cash, purchase accounting adjustment(3)	461	-
Tax effect on pre-tax adjustments(4)	(10,275)	(8,010)

Non-GAAP adjusted net income	$18,766	$19,693

	Three Months Ended March 31,
Per share data	2015	2014
	(Unaudited)
EPS - diluted	$0.06	$0.12
Pre-tax non-cash, acquisition-related intangible amortization and depreciation	0.25	0.23
Pre-tax non-cash, share-based compensation(1)	0.09	0.07
Pre-tax restructuring, acquisition and integration related expenses(2)	0.07	0.03
Pre-tax non-cash, purchase accounting adjustment(3)	0.01	-
Tax effect on pre-tax adjustments(4)	(0.17)	(0.13)

Non-GAAP adjusted EPS - diluted	$0.31	$0.32

Weighted average shares - diluted (in 000s)	60,530	61,681

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.

(2)	Represents the amount and the per share impact, on a pre-tax basis, of restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Represents the amount and the per share impact, on a pre-tax basis, of the effect on revenue of adjusting the acquired deferred revenue balance associated with the Sg2 Acquisition to fair value at the acquisition date.

(4)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. We used a tax rate of 40.0% for the three months ended March 31, 2015 and 2014 since we believe the 40% will be our normalized long-term tax rate. The effective tax rate for the three months ended March 31, 2015 and 2014 was 40.2% and 43.8%, respectively.

New Pronouncements

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update will be effective on January 1, 2016.

Going Concern

In August 2014, the FASB issued an accounting standard update relating to disclosure of uncertainties about an entity’s ability to continue as a going concern. The update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures in the event that there is such substantial doubt. The update will be effective on January 1, 2016.

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

Discontinued Operations

In April 2014, the FASB issued an accounting standard update which revises what qualifies as a discontinued operation, changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. We adopted this update on January 1, 2015.

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

Interest rate risk. We had outstanding borrowings on our Term Loan Facility and Revolving Credit Facility of $542.7 million as of March 31, 2015. The Term A Facility and the Revolving Credit Facility bear interest at LIBOR plus an applicable margin. The Term B Facility bears interest at LIBOR, subject to a floor of 1.25% plus an applicable margin. We also had an aggregate principal amount of our Notes of $325.0 million outstanding as of March 31, 2015, which bears interest at 8% per annum.

To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loans, would have resulted in an approximate $1.0 million increase to our interest expense for the three months ended March 31, 2015.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any control and procedure, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship regarding the potential utilization of certain controls and procedures. In September 2014, we completed our acquisition of Sg2 (see Note 5 to the 2014 Consolidated Financial Statements filed on Form 10-K). We are not required to include an assessment of the disclosure controls and procedures of a newly acquired entity in our evaluation of disclosure controls and procedures for MedAssets pursuant to guidance supplied by the SEC to companies regarding the treatment of business combinations. In accordance with our integration efforts, we have initiated the process of incorporating Sg2’s operations into our disclosure controls and procedures program and plan to include them in our formal evaluation process in the future within the time period provided by applicable SEC rules and regulations.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Signature	Title	Date
/s/ R. HALSEY WISE	Chairman and Chief Executive Officer	May 1, 2015
Name: R. Halsey Wise	(Principal Executive Officer)

/s/ ANTHONY COLALUCA, JR.	Chief Financial Officer	May 1, 2015
Name: Anthony Colaluca, Jr.	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Executive Officer
31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer
32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chief Executive Officer and Chief Financial Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith