Form 10-Q
period 2015-06-30
MEDASSETS INC
filed 2015-08-04
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 24, 2015, the registrant had 60,002,181 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MedAssets, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$10,273	$12,100
Accounts receivable, net of allowances of $2,654 and $2,641 as of June 30, 2015 and December 31, 2014, respectively	129,212	127,741
Deferred tax asset, current portion	6,021	5,782
Prepaid expenses and other current assets	24,497	30,557

Total current assets	170,003	176,180
Property and equipment, net	164,686	170,318
Other long term assets
Goodwill	1,058,414	1,058,414
Intangible assets, net	246,420	276,407
Other	34,437	37,477

Other long term assets	1,339,271	1,372,298

Total assets	$1,673,960	$1,718,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$17,254	$26,910
Accrued revenue share obligation and rebates	100,927	91,864
Accrued payroll and benefits	34,402	32,784
Other accrued expenses	9,972	9,040
Deferred revenue, current portion	75,677	76,034
Current portion of notes payable	24,875	29,583
Current portion of finance obligation	308	294

Total current liabilities	263,415	266,509
Notes payable, less current portion	482,417	526,417
Bonds payable	325,000	325,000
Finance obligation, less current portion	8,318	8,475
Deferred revenue, less current portion	15,988	15,418
Deferred tax liability	109,326	116,607
Other long term liabilities	14,168	13,883

Total liabilities	1,218,632	1,272,309
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 59,998,000 and 60,199,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	600	602
Additional paid-in capital	693,411	694,235
Accumulated deficit	(238,683)	(248,350)

Total stockholders’ equity	455,328	446,487

Total liabilities and stockholders’ equity	$1,673,960	$1,718,796

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$69,723	$70,091	$147,484	$146,337
Other service fees	120,701	105,324	228,521	199,945

Total net revenue	190,424	175,415	376,005	346,282

Operating expenses:
Cost of revenue (inclusive of depreciation expense of $989 and $648 for the three months ended June 30, 2015 and 2014, respectively; and $1,967 and $1,072 for the six months ended June 30, 2015 and 2014, respectively)	47,124	40,361	90,057	77,792
Product development expenses	7,451	6,642	15,851	14,039
Selling and marketing expenses	23,849	20,721	43,360	35,914
General and administrative expenses	59,399	59,529	123,884	118,332
Restructuring, acquisition and integration-related expenses	556	—	4,995	1,697
Depreciation	13,551	11,862	26,898	23,402
Amortization of intangibles	14,931	14,027	29,987	28,053

Total operating expenses	166,861	153,142	335,032	299,229

Operating income	23,563	22,273	40,973	47,053
Other income (expense):
Interest (expense)	(11,810)	(11,114)	(23,679)	(22,287)
Other (expense) income	(110)	31	(48)	89

Income before income taxes	11,643	11,190	17,246	24,855
Income tax expense	5,329	4,594	7,579	10,581

Net income	$6,314	$6,596	$9,667	$14,274

Basic and diluted income per share:
Basic net income per share	$0.11	$0.11	$0.16	$0.24

Diluted net income per share	$0.10	$0.11	$0.16	$0.23

Weighted average shares — basic	59,865	59,752	59,801	60,189
Weighted average shares — diluted	61,056	60,946	60,832	61,419

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Six Months Ended June 30, 2015

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
	(In thousands)
Balances at December 31, 2014	60,199	$602	$694,235	$(248,350)	$446,487
Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	413	4	941	—	945
Shares surrendered to pay taxes on vesting of restricted stock	(199)	(2)	(3,834)	—	(3,836)
Stock compensation expense	—	—	11,131	—	11,131
Repurchase of common stock	(415)	(4)	(8,584)	—	(8,588)
Tax deficit from equity award exercises, net	—	—	(478)	—	(478)
Net income				9,667	9,667

Balances at June 30, 2015	59,998	$600	$693,411	$(238,683)	$455,328

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Operating activities
Net income	$9,667	$14,274
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	—	100
Depreciation	28,865	24,474
Amortization of intangibles	29,987	28,053
Loss on sale of assets	237	16
Noncash stock compensation expense	11,131	9,894
Excess tax benefit from exercise of equity awards	(438)	(1,557)
Amortization of debt issuance costs	1,949	1,880
Noncash interest expense, net	195	208
Deferred income tax benefit	(7,613)	(4,837)
Changes in assets and liabilities:
Accounts receivable	(1,471)	(10,365)
Prepaid expenses and other assets	6,060	(2,736)
Other long-term assets	(63)	477
Accounts payable	(9,374)	(6,889)
Accrued revenue share obligations and rebates	9,063	299
Accrued payroll and benefits	1,618	(12,077)
Other accrued expenses and long-term liabilities	1,217	(411)
Deferred revenue	213	9,986

Cash provided by operating activities	81,243	50,789

Investing activities
Purchases of property, equipment and software, net	(3,135)	(7,201)
Capitalized software development costs	(19,848)	(20,878)

Cash used in investing activities	(22,983)	(28,079)

Financing activities
Borrowings from revolving credit facility	—	74,080
Repayment of notes payable	(18,708)	(17,750)
Repayment of revolving credit facility	(30,000)	(34,080)
Repayment of finance obligation	(338)	(338)
Excess tax benefit from exercise of equity awards	438	1,557
Issuance of common stock, net	945	2,559
Purchase of treasury shares, including shares surrendered for tax withholdings	(12,424)	(45,524)

Cash used in financing activities	(60,087)	(19,496)

Net (decrease) increase in cash and cash equivalents	(1,827)	3,214
Cash and cash equivalents, beginning of period	12,100	2,790

Cash and cash equivalents, end of period	$10,273	$6,004

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

We provide technology-enabled products and services that, together, deliver solutions designed to reduce total cost of care, enhance operational efficiency, align clinical delivery with advance care coordination and improve revenue performance for hospitals, health systems and other ancillary healthcare providers. Our customer-specific solutions are designed to efficiently analyze detailed information across the spectrum of cost, operations, clinical delivery and reimbursement. Our solutions integrate with our customers’ existing operations and enterprise software systems and provide financial improvement with minimal upfront costs or capital expenditures. Our operations and customers are primarily located throughout the United States and to a limited extent, Canada.

The accompanying unaudited condensed consolidated financial statements, and condensed consolidated balance sheet as of December 31, 2014, derived from audited financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information, consisting of normal recurring adjustments, have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the condensed consolidated financial statements. Actual results may differ materially from those estimates. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.

The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014 included in our annual report on Form 10-K as filed with the SEC on March 2, 2015 in addition to our quarterly reports filed on Form 10-Q for the periods after December 31, 2014. These financial statements include the accounts of MedAssets, Inc. and our wholly owned subsidiaries. All significant intercompany accounts have been eliminated in consolidation.

Use of Estimates

The preparation of the condensed consolidated financial statements and related disclosures in conformity with GAAP and pursuant to the rules and regulations of the SEC, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ materially from those estimates. We believe that the estimates, assumptions and judgments involved in revenue recognition, allowances for doubtful accounts and returns, product development costs, share-based payments, business combinations, impairment of goodwill, intangible assets and long-lived assets and accounting for income taxes have the greatest potential impact on our condensed consolidated financial statements.

Cash and Cash Equivalents

All of our highly liquid investments with original maturities of three months or less at the date of purchase are carried at cost (which approximates fair value) and are considered to be cash equivalents. Currently, our excess cash is voluntarily used to repay our swing line credit facility, if any, on a daily basis and applied against our revolving credit facility on a routine basis when our swing line credit facility is undrawn. In addition, we may periodically make voluntary repayments on our term loans.

Cash and cash equivalents were $10,273 and $12,100 as of June 30, 2015 and December 31, 2014, respectively. We had $122,000 and $152,000 outstanding on our revolving credit facility as of June 30, 2015 and December 31, 2014, respectively. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. See Note 5 for immediately available cash under our revolving credit facility.

Additionally, we have a concentration of credit risk arising from cash deposits held in excess of federally insured amounts totaling $9,773 as of June 30, 2015.

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

In the first half of 2015, our management approved and initiated a plan to restructure our operations that resulted in certain workforce reductions within the Company and changes in senior management. During the three months ended June 30, 2015 and 2014, we expensed total restructuring, acquisition and integration-related costs of $556 (inclusive of $48 of acquisition-related expenses) and zero, respectively. During the six months ended June 30, 2015 and 2014, we expensed total restructuring, acquisition and integration-related costs of $4,995 (inclusive of $352 of acquisition-related expenses) and $1,697, respectively. These costs are included within the restructuring, acquisition and integration-related expenses line on the accompanying condensed consolidated statements of operations. During the first half of 2015, cash payments related to restructuring and acquisition-related activities were approximately $5,005. As of June 30, 2015, we had $2,063 in accrued liabilities for these costs of which $999 is expected to be paid over the next twelve months.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following table summarizes the deferred revenue categories and balances as of:

	June 30, 2015	December 31, 2014
Software and SaaS implementation fees	$53,570	$55,152
Service fees	21,987	19,241
Administrative fees	13,660	15,715
Other fees	2,448	1,344

Deferred revenue, total	91,665	91,452
Less: Deferred revenue, current portion	(75,677)	(76,034)

Deferred revenue, non-current portion	$15,988	$15,418

As of June 30, 2015 and December 31, 2014, deferred revenue included in our condensed consolidated balance sheets that was contingent upon meeting performance targets was $5,137 and $8,441, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target as determined by the customer arrangement.

5.	NOTES AND BONDS PAYABLE

The balances of our notes and bonds payable are summarized as follows as of:

	June 30, 2015	December 31, 2014
Term A facility	$211,263	$225,000
Term B facility	174,029	179,000
Revolving credit facility	122,000	152,000

Total notes payable	507,292	556,000
Bonds payable	325,000	325,000

Total notes and bonds payable	832,292	881,000
Less: current portions	(24,875)	(29,583)

Total long-term notes and bonds payable	$807,417	$851,417

Notes Payable

As of June 30, 2015, our long-term notes payable consists of a Term A Facility, a Term B Facility and a revolving credit facility under a credit agreement with JP Morgan Chase Bank, N.A and other financial institutions named therein, dated December 13, 2012 (as amended from time to time, the “Credit Agreement”), each with an outstanding balance of $211,263, $174,029 and $122,000, respectively. We have classified the $122,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of December 13, 2017. No amounts were drawn on our swing line loan and we made voluntary payments of $30,000 on our revolving credit facility, which resulted in $177,000 of availability under our revolving credit facility (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date and the increase in the revolving credit facility as discussed below) as of June 30, 2015. During the six months ended June 30, 2015, we made scheduled principal payments of $10,875 on our Term A Facility and Term B Facility in addition to payments of $7,833 relating to our 2014 excess cash flow payment ($4,362 on the Term A Facility and $3,471 on the Term B Facility). The applicable weighted average interest rates (inclusive of the applicable bank margin) on our Term A Facility, Term B Facility and revolving credit facility at June 30, 2015 were 2.52%, 4.00% and 2.51%, respectively. On September 8, 2014, the Company entered into a First Increase Joinder to the Credit Agreement (the “First Increase Joinder”). The First Increase Joinder increased the revolving commitment amount under the Credit Agreement by $100,000 to $300,000. In connection with the First Increase Joinder, we incurred and capitalized approximately $615 of debt issuance costs which will be amortized into interest expense ratably over the remaining term of the revolving credit facility.

The Credit Agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The Credit Agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the credit agreement to be in full force and effect and changes of control. The Company was in compliance with these covenants as of June 30, 2015. We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of the Credit Agreement. Our current portion of notes payable does not include an amount with respect to any 2015 excess cash flow payment. We will reclassify a portion of our long-term notes payable to a current classification at such time that any 2015 excess cash flow payment becomes estimable. We will be required to make any necessary cash flow payment within the first quarter of 2016.

All of the Company’s obligations under the Credit Agreement are unconditionally guaranteed by each of the Company’s existing and subsequently acquired or organized wholly owned restricted subsidiaries, except that the following subsidiaries do not and will not provide guarantees: (a) unrestricted subsidiaries, (b) subsidiaries with tangible assets and revenues each having a value of less than 2.5% of the consolidated tangible assets and consolidated revenues of the Company (provided that all such immaterial subsidiaries, on a consolidated basis, shall not account for more than 5.0% of the consolidated EBITDA of the Company), (c) any subsidiary prohibited by applicable law, rule or regulation from providing a guarantee or which would require governmental (including regulatory) consent or approval or which would result in adverse tax consequences and (d) not-for-profit subsidiaries.

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

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of June 30, 2015.

The Company has the option to redeem all or a part of the Notes, at the following redemption prices:

Year	Percentage
2015	102%
2016 and thereafter	100%

The Notes also contain a redemption feature that would require the repurchase of 101% of the aggregate principal amount plus accrued and unpaid interest at the option of the holders upon a change in control.

As of June 30, 2015, the Notes were trading at 103.3% of par value (Level 1).

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Debt Issuance Costs

As of June 30, 2015, we had approximately $12,126 of debt issuance costs related to the Credit Agreement and Notes which will be amortized into interest expense generally using the effective interest method until the applicable maturity date. For the three months ended June 30, 2015 and 2014, we recognized $971 and $937, respectively, in interest expense related to the amortization of debt issuance costs. For the six months ended June 30, 2015 and 2014, we recognized $1,949 and $1,880, respectively, in interest expense related to the amortization of debt issuance costs.

Debt Maturity Table

The following table summarizes our stated debt maturities and scheduled principal repayments as of June 30, 2015:

Year	Term A Facility	Term B Facility(2)	Revolving Credit Facility	Senior Unsecured Notes	Total
2015(1)	$9,375	$1,500	$—	$—	$10,875
2016	25,000	3,000	—	—	28,000
2017	176,888	3,000	122,000	—	301,888
2018	—	3,000	—	325,000	328,000
2019	—	163,529	—	—	163,529

	$211,263	$174,029	$122,000	$325,000	$832,292

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2015 and the balance of the swing line component of our revolving credit facility, if any.
(2)	The Term B Facility matures on December 13, 2019; however, the facility will mature in full on May 15, 2018 if our outstanding senior notes have not been repaid or refinanced in full by such date.

Total interest paid (net of amounts capitalized) on our notes and bonds payable during the six months ended June 30, 2015 and 2014 was approximately $21,554 and $20,058, respectively.

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

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of June 30, 2015, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

7.	STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

During the six months ended June 30, 2015, we issued approximately 437,000 shares of common stock in connection with employee stock option exercises, stock-settled stock appreciation rights (“SSARs”) exercises and the vesting of restricted stock units (“RSUs”) for net exercise proceeds of $945.

During the six months ended June 30, 2015, approximately 24,000 shares of restricted common stock were forfeited.

During the six months ended June 30, 2015, we received approximately 199,000 restricted shares that were surrendered from equity awards holders to settle their associated minimum statutory tax liability of $3,836 from shares that vested during the year.

Repurchase of Common Stock

In February 2015, our Board of Directors authorized an extension to our existing share repurchase program until February 29, 2016 and increased the total dollar amount available for the repurchase of shares of our common stock to $100,000 subject to certain restrictions under our Credit Agreement and Indenture. The following table shows the amount and cost of shares of common stock we repurchased for the three and six months ended June 30, 2015 and 2014 under the share repurchase program. The repurchased shares have not been retired and constitute authorized shares that are issued but not outstanding.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Number of shares repurchased	415,236	1,144,145	415,236	1,784,145
Cost of shares repurchased	$8,588	$26,699	$8,588	$42,759

Share-Based Compensation

As of June 30, 2015, we had restricted common stock, RSUs, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of June 30, 2015, we had approximately 3,942,000 shares reserved (inclusive of equity award forfeitures) and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan (“LTPIP”).

The total share-based compensation expense related to equity awards was $5,399 and $5,592 for the three months ended June 30, 2015 and 2014, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements related to equity awards was $2,018 and $2,083 for the three months ended June 30, 2015 and 2014, respectively.

The total share-based compensation expense related to equity awards was $11,131 and $9,894 for the six months ended June 30, 2015 and 2014, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements related to equity awards was $4,160 and $3,686 for the six months ended June 30, 2015 and 2014, respectively. There were no capitalized share-based compensation expenses during the three and six months ended June 30, 2015.

Total share-based compensation expense (inclusive of restricted common stock, RSUs, SSARs and common stock options) for the three and six months ended June 30, 2015 and 2014 as reflected in our condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Cost of revenue	$1,419	$1,863	$3,150	$3,029
Product development	338	391	773	635
Selling and marketing	873	845	1,907	1,372
General and administrative	2,769	2,493	5,301	4,858

Total share-based compensation expense	$5,399	$5,592	$11,131	$9,894

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

Employee Stock Purchase Plan

In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. For the six months ended June 30, 2015 and 2014, we purchased approximately 15,000 shares and 11,000 shares of our common stock under the Plan which amounted to approximately $275 and $253, respectively.

Equity Award Grants

Information regarding equity awards for the six months ended June 30, 2015 is as follows:

Restricted Stock Unit Equity Awards

During the first half of 2015, our Compensation Committee of our Board of Directors (the “Compensation Committee”) approved equity grants for certain eligible employees consisting of service-based and performance-based RSUs. The purpose of the equity grants are to assist the Company in attracting, retaining, motivating, and rewarding certain individuals of the Company. The equity grants are intended to promote the creation of long-term value for stockholders of the Company by closely aligning the interests of such individuals with those of the stockholders. A summary of the total approved equity grants during the six months ended June 30, 2015 is as follows:

	Total RSUs	Range of Grant Date Fair Values
RSUs — Service	796,636	$18.44 – $20.32	(1)
RSUs — Performance	1,011,144	$18.44 – $20.32	(2)

Total RSUs granted	1,807,780

(1)	Service-based RSUs vest annually over three years of continuous service with the exception of certain equity awards granted to our Board that vest ratably each month through December 31, 2015; and
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

Income tax expense recorded during the three and six months ended June 30, 2015 reflected an effective income tax rate of 45.8% and 43.9%, respectively. Income tax expense recorded during the three and six months ended June 30, 2014 reflected an effective income tax rate of 41.1% and 42.6%, respectively.

9.	INCOME PER SHARE

We calculate earnings per share (or “EPS”) in accordance with GAAP relating to earnings per share. Basic EPS is calculated by dividing reported net income by the weighted-average number of common shares outstanding for the reported period. Diluted EPS reflects the potential dilution that could occur if our stock options, SSARs, unvested restricted stock, RSUs and shares that were purchasable pursuant to our employee stock purchase plan were exercised and converted into our common shares during the reporting periods.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30,
	2015	2014
Numerator for Basic and Diluted Income Per Share:
Net income	$6,314	$6,596

Denominator for basic income per share weighted average shares	59,865,000	59,752,000
Effect of dilutive securities:
Stock options	128,000	222,000
SSARs	203,000	343,000
Restricted stock and RSUs	860,000	629,000

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	61,056,000	60,946,000
Basic income per share:
Basic net income from continuing operations	$0.11	$0.11

Diluted net income per share:
Diluted net income from continuing operations	$0.10	$0.11

	Six Months Ended June 30,
	2015	2014
Numerator for Basic and Diluted Income Per Share:
Net income	$9,667	$14,274

Denominator for basic income per share weighted average shares	59,801,000	60,189,000
Effect of dilutive securities:
Stock options	132,000	282,000
SSARs	181,000	330,000
Restricted stock and RSUs	718,000	618,000

Denominator for diluted income per share — adjusted weighted average shares and assumed conversions	60,832,000	61,419,000
Basic income per share:
Basic net income from continuing operations	$0.16	$0.24

Diluted net income per share:
Diluted net income from continuing operations	$0.16	$0.23

During the three and six months ended June 30, 2015 and 2014, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the periods presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
SSARs	16,000	5,000	27,000	8,000

10.	SEGMENT INFORMATION

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following tables represent our results of operations, by segment, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
SCM
Net administrative fees	$69,723	$70,091	$147,484	$146,337
Other service fees(1)	50,215	35,816	91,862	68,187

Total SCM net revenue	119,938	105,907	239,346	214,524
RCM
Revenue cycle technology	47,521	47,507	93,502	91,700
Revenue cycle services	22,965	22,001	43,157	40,058

Total RCM net revenue	70,486	69,508	136,659	131,758

Total net revenue	190,424	175,415	376,005	346,282
Operating expenses:
SCM	94,428	81,813	191,182	158,256
RCM	57,803	58,243	113,529	115,218
Corporate	14,630	13,086	30,321	25,755

Total operating expenses	166,861	153,142	335,032	299,229

Operating income (loss):
SCM	25,510	24,094	48,164	56,268
RCM	12,683	11,265	23,130	16,540
Corporate	(14,630)	(13,086)	(30,321)	(25,755)

Total operating income	23,563	22,273	40,973	47,053

Interest (expense)	(11,810)	(11,114)	(23,679)	(22,287)
Other (expense) income	(110)	31	(48)	89

Income before income taxes	11,643	11,190	17,246	24,855
Income tax expense	5,329	4,594	7,579	10,581

Net income	$6,314	$6,596	$9,667	$14,274

Segment Adjusted EBITDA
SCM	$46,478	$42,300	$91,466	$92,250
RCM	20,631	19,613	39,381	33,014

Total Segment Adjusted EBITDA	$67,109	$61,913	$130,847	$125,264
Corporate	(7,972)	(7,589)	(14,337)	(14,223)

Total Adjusted EBITDA(2)	$59,137	$54,324	$116,510	$111,041

(1)	Other service fees primarily consists of consulting, services and technology fees.
(2)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	Six Months Ended June 30,
	2015	2014
Capital expenditures(1):
SCM	$8,480	$11,002
RCM	12,513	15,417
Corporate	1,990	1,660

Total	$22,983	$28,079

(1)	Capital expenditures consist of purchases of property and equipment and capitalized software development costs (internal and external use).

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Financial Position:
Accounts receivable, net
SCM	$67,434	$74,337
RCM	61,778	53,129
Corporate	—	275

Total accounts receivable, net	129,212	127,741
Other assets
SCM	1,040,051	1,067,039
RCM	437,636	439,333
Corporate	67,061	84,683

Total other assets	1,544,748	1,591,055

Total assets	$1,673,960	$1,718,796

SCM accrued revenue share obligation	$100,927	$91,864
Deferred revenue
SCM	50,010	51,958
RCM	41,655	39,494

Total deferred revenue	91,665	91,452
Notes payable	507,292	556,000
Bonds payable	325,000	325,000
Other liabilities
SCM	29,019	36,938
RCM	18,373	23,952
Corporate	146,356	147,103

Total other liabilities	193,748	207,993

Total liabilities	$1,218,632	$1,272,309

GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
SCM Adjusted EBITDA	$46,478	$42,300	$91,466	$92,250
RCM Adjusted EBITDA	20,631	19,613	39,381	33,014

Total Segment Adjusted EBITDA	67,109	61,913	130,847	125,264
Depreciation	(9,713)	(8,696)	(19,237)	(16,958)
Depreciation (included in cost of revenue)	(989)	(648)	(1,967)	(1,072)
Amortization of intangibles	(14,931)	(14,027)	(29,987)	(28,053)
Income tax expense	(18,650)	(14,562)	(32,845)	(30,952)
Share-based compensation expense(1)	(2,518)	(3,243)	(5,609)	(5,341)
Purchase accounting adjustments(2)	(367)	—	(828)	—
Restructuring, acquisition and integration-related expenses(3)	(461)	—	(2,126)	(1,131)

Total reportable segment net income	19,480	20,737	38,248	41,757
Corporate net loss	(13,166)	(14,141)	(28,581)	(27,483)

Consolidated net income	$6,314	$6,596	$9,667	$14,274

(1)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.
(2)	Represents the effect on revenue of adjusting Sg2’s acquired deferred revenue balance to fair value at the acquisition date.
(3)	Represents the amount attributable to restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

11.	FAIR VALUE MEASUREMENTS

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

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:

•	Cash and cash equivalents. The carrying value reported in the condensed consolidated balance sheets for these items approximates fair value due to the high credit standing of the financial institutions holding these items and their liquid nature;

•	Accounts receivable, net. The carrying value reported in the condensed consolidated balance sheets is net of allowances for doubtful accounts which includes a degree of counterparty non-performance risk;

•	Accounts payable and current liabilities. The carrying value reported in the condensed consolidated balance sheets for these items approximates fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company;

•	Notes payable. The carrying value of our long-term notes payable reported in the condensed consolidated balance sheets approximates fair value since they bear interest at variable rates. Refer to Note 5 for further information; and

•	Bonds payable. The carrying value of our long-term bonds payable reported in the condensed consolidated balance sheets reflects par value. As of June 30, 2015, the Notes were trading at 103.3% of par value (Level 1). Refer to Note 5 for further information.

12.	RELATED PARTY TRANSACTION

We had an agreement with John Bardis, formerly our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company owned by Mr. Bardis. We paid Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the six months ended June 30, 2015 and 2014, we incurred charges of zero and $756, respectively, related to transactions with Mr. Bardis. On February 17, 2015, the Company entered into a Transition and Consulting Agreement (the “Transition Agreement”) with Mr. Bardis in connection with Mr. Bardis’s resignation from his positions with the Company. Pursuant to the Transition Agreement, the Company’s agreement to use the airplane owned by JJB Aviation, LLC was terminated effective as of January 1, 2015.

13.	SUBSEQUENT EVENTS

We have evaluated subsequent events for recognition or disclosure in the condensed consolidated financial statements filed on Form 10-Q with the SEC and no events have occurred that require disclosure, except for the following:

On August 4, 2015, the Company received written notification from Tenet Healthcare Corporation (“Tenet”) that the Company’s supply chain solutions agreement (“SCS Agreement”) with Tenet will not be renewed following its scheduled expiration on January 31, 2016. The SCS Agreement includes the provision of group purchasing and outsourced procurement services, and related supply chain technology products.

The net revenue from products and services under the SCS Agreement for the six-month period ended June 30, 2015 represents approximately $21,400, or approximately 5.7% of the Company’s net revenue during the same period. The Company estimates that the SCS Agreement contributed approximately $10,500 to operating income, before the allocation of segment and corporate indirect expenses, in the Spend and Clinical Resource Management segment during the six month period ended June 30, 2015.

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

The table below highlights our primary results of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(Unaudited, in millions, except per share amounts)
Total net revenue	$190.4	$175.4	$15.0	8.6%	$376.0	$346.3	$29.7	8.6%
Operating income	23.6	22.3	1.3	5.8	41.0	47.1	(6.1)	(13.0)
Net income	$6.3	$6.6	$(0.3)	(4.3%)	$9.7	$14.3	$(4.6)	(32.3)%
Adjusted EBITDA(1)	$59.1	$54.3	$4.8	8.9%	$116.5	$111.0	$5.5	4.9%
Adjusted EBITDA margin(1)	31.1%	31.0%			31.0%	32.1%
Adjusted EPS(1)	$0.31	$0.30	$0.01	3.3%	$0.62	$0.62	$—	0.0%

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

The increase in total net revenue during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily attributable to:

•	growth in our SCM segment primarily driven by the contribution from Sg2 and higher advisory services revenue; and

•	growth in our RCM segment primarily from an increase in our revenue cycle services.

The increase in operating income during the three months ended June 30, 2015 compared to the three months ended June 30, 2014, was attributable to the growth in total net revenue partially offset by higher operating expenses related to increased compensation expense for new and existing personnel, higher cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements, higher depreciation and amortization and higher restructuring, acquisition and integration-related expenses.

For the three months ended June 30, 2015, the increase in consolidated non-GAAP adjusted EBITDA compared to the three months ended June 30, 2014 was primarily attributable to revenue growth and improved operating efficiency in revenue cycle services.

The increase in total net revenue during the six months ended June 30, 2015 compared to the six months ended June 30, 2014 was primarily attributable to:

•	growth in our SCM segment primarily driven by the contribution from Sg2 and higher advisory services revenue; and

•	growth in our RCM segment from an increase in our revenue cycle services, an increase in our subscription services related to our revenue cycle technology tools.

The decrease in operating income during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, was attributable to higher operating expenses related to increased compensation expense for new and existing personnel, inclusive of share-based compensation expense, higher cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements, higher depreciation and amortization and higher restructuring, acquisition and integration-related expenses, partially offset by the growth in net revenue discussed above.

For the six months ended June 30, 2015, the increase in consolidated non-GAAP adjusted EBITDA compared to the six months ended June 30, 2014 was primarily attributable to revenue growth including higher performance-related fee revenue earned partially offset by higher operating expenses during the period.

For the six months ended June 30, 2015, the decrease in consolidated non-GAAP adjusted EBITDA margin compared to the six months ended June 30, 2014 was primarily attributable to a higher proportion of lower margin services revenue and higher operating expenses.

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

•	Other service fees. The following items are included as “Other service fees” in our condensed consolidated statements of operations:

•	Consulting fees. We consult with our customers regarding the costs and utilization of medical devices and physician preference items (“PPI”) and the efficiency and quality of their key clinical service lines. Our consulting projects are typically fixed fee projects with an average duration of six to nine months, and the related revenues are earned as services are rendered. We generate revenue from consulting contracts that also include performance targets. The performance targets generally relate to committed financial improvement to our customers from the use and implementation of initiatives that result from our consulting services. Performance targets are measured as our strategic initiatives are identified and implemented, and the financial improvement can be quantified by the customer. Prior to receiving customer acceptance of performance targets, we record contingent consulting fees as deferred revenue on our condensed consolidated balance sheets. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs. Should we fail to meet a performance target, we may be contractually obligated to refund some or all of the contingent fees.

•	Subscription fees. We also offer technology-enabled services that provide spend management analytics and data services to improve operational efficiency, reduce supply costs, and increase transparency across spend management processes. We earn fixed subscription fees on a monthly basis for these Company-hosted SaaS-based solutions.

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

•	Product development expenses. Product development expenses primarily consist of the salaries, benefits, incentive compensation and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services. Product development expenses are net of capitalized software development costs for both internal and external use.

•	Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

•	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees and indirect time related to operational service-based employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

•	Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses may consist of: (i) costs incurred to complete acquisitions including due diligence, consulting and other related fees; (ii) integration type costs relating to our completed acquisitions; (iii) other management restructuring costs; and (iv) acquisition-related fees associated with unsuccessful acquisition attempts.

•	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

•	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Results of Operations

Consolidated Tables

The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Net administrative fees	$69,723	$70,091	$147,484	$146,337
Other service fees	50,215	35,816	91,862	68,187

Total Spend and Clinical Resource Management	119,938	105,907	239,346	214,524
Revenue Cycle Management	70,486	69,508	136,659	131,758

Total net revenue	190,424	175,415	376,005	346,282
Operating expenses:
Spend and Clinical Resource Management	94,428	81,813	191,182	158,256
Revenue Cycle Management	57,803	58,243	113,529	115,218

Total segment operating expenses	152,231	140,056	304,711	273,474
Operating income
Spend and Clinical Resource Management	25,510	24,094	48,164	56,268
Revenue Cycle Management	12,683	11,265	23,130	16,540

Total segment operating income	38,193	35,359	71,294	72,808
Corporate expenses(1)	14,630	13,086	30,321	25,755

Operating income	23,563	22,273	40,973	47,053
Other income (expense):
Interest expense	(11,810)	(11,114)	(23,679)	(22,287)
Other (expense) income	(110)	31	(48)	89

Income before income taxes	11,643	11,190	17,246	24,855
Income tax expense	5,329	4,594	7,579	10,581

Net income	6,314	6,596	9,667	14,274
Reportable segment adjusted EBITDA(2):
Spend and Clinical Resource Management	46,478	42,300	91,466	92,250
Revenue Cycle Management	$20,631	$19,613	$39,381	$33,014
Reportable segment adjusted EBITDA margin(3):
Spend and Clinical Resource Management	38.8%	39.9%	38.2%	43.0%
Revenue Cycle Management	29.3%	28.2%	28.8%	25.1%

(1)	Represents the expenses of corporate office operations.
(2)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 10 of the Notes to Condensed Consolidated Financial Statements.
(3)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended June 30, 2015 and June 30, 2014

	Three Months Ended June 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Net administrative fees	$69,723	36.6%	$70,091	40.0%	$(368)	-0.5%
Other service fees	50,215	26.4	35,816	20.4	14,399	40.2

Total Spend and Clinical Resource Management	119,938	63.0	105,907	60.4	14,031	13.2
Revenue Cycle Management	70,486	37.0	69,508	39.6	978	1.4

Total net revenue	$190,424	100.0%	$175,415	100.0%	$15,009	8.6%

Total net revenue. Total net revenue for the three months ended June 30, 2015 was $190.4 million, an increase of approximately $15.0 million, or 8.6%, from total net revenue of $175.4 million for the three months ended June 30, 2014. The increase in total net revenue was comprised of a $14.0 million increase in SCM revenue and a $1.0 million increase in RCM revenue. For the three months ended June 30, 2015 and 2014, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 2.6% and 1.7%, respectively. Revenue may fluctuate materially from period to period based upon a number of factors including achieving, and thereafter receiving, customer acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the three months ended June 30, 2015 was $119.9 million, an increase of $14.0 million, or 13.2%, from net revenue of $105.9 million for the three months ended June 30, 2014. The increase was the result of an increase in other service fees of $14.4 million, or 40.2%, primarily related to the revenue contribution by Sg2 and an increase in advisory related services, partially offset by a slight decline in net administrative fees.

We may have fluctuations in our net administrative fee revenue in future periods that are attributable to: (i) the timing and variability of vendor reporting and customer acknowledgement of achieved performance targets; (ii) changes in customer purchase volume under our GPO contracts; and (iii) fluctuations in our revenue share obligation based on the mix of customers who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements.

Revenue Cycle Management net revenue. RCM net revenue for the three months ended June 30, 2015 was $70.5 million, an increase of $1.0 million, or 1.4%, from net revenue of $69.5 million for the three months ended June 30, 2014. The increase was attributable to higher revenue from our comprehensive revenue cycle service engagements, inclusive of performance-related fee revenue. As we engage new customers, renew existing customers and complete existing contracts, we may experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Three Months Ended June 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$47,124	24.7%	$40,361	23.0%	$6,763	16.8%
Product development expenses	7,451	3.9	6,642	3.8	809	12.2
Selling and marketing expenses	23,849	12.5	20,721	11.8	3,128	15.1
General and administrative expenses	59,399	31.2	59,529	33.9	(130)	(0.2)
Restructuring, acquisition and integration-related expenses	556	0.3	—	0.0	556	100.0
Depreciation	13,551	7.1	11,862	6.8	1,689	14.2
Amortization of intangibles	14,931	7.8	14,027	8.0	904	6.4

Total operating expenses	166,861	87.6	153,142	87.3	13,719	9.0

Operating expenses by segment:
Spend and Clinical Resource Management	94,428	49.6	81,813	46.6	12,615	15.4
Revenue Cycle Management	57,803	30.4	58,243	33.2	(440)	(0.8)

Total segment operating expenses	152,231	79.9	140,056	79.8	12,175	8.7
Corporate expenses	14,630	7.7	13,086	7.5	1,544	11.8

Total operating expenses	$166,861	87.6%	$153,142	87.3%	$13,719	9.0%

Cost of revenue. Cost of revenue for the three months ended June 30, 2015 was $47.1 million, or 24.7% of total net revenue, an increase of $6.8 million, or 16.8%, from cost of revenue of $40.3 million, or 23.0% of total net revenue, for the three months ended June 30, 2014. The increase was primarily attributable to the previously discussed revenue contribution of Sg2 resulting in an increase in labor costs associated with service-related engagements in our SCM segment. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our customers. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the three months ended June 30, 2015 were $7.4 million, or 3.9% of total net revenue, an increase of approximately $0.8 million, or 12.2%, from product development expenses of $6.6 million, or 3.8% of total net revenue, for the three months ended June 30, 2014. The increase was attributable to a $1.3 million increase in compensation expense partially offset by a $0.5 million decrease in professional fees. Our product development capitalization rate for the three months ended June 30, 2015 and 2014 was 56.8% and 65.3%, respectively.

Selling and marketing expenses. Selling and marketing expenses for the three months ended June 30, 2015 were $23.8 million, or 12.5% of total net revenue, an increase of $3.1 million, or 15.1%, from selling and marketing expenses of $20.7 million, or 11.8%

of total net revenue, for the three months ended June 30, 2014. The increase was primarily attributable to an increase in compensation expense. Total expenses related to our customer and vendor meeting amounted to $6.1 million and $6.0 million for the three months ended June 30, 2015 and 2014, respectively.

General and administrative expenses. General and administrative expenses for the three months ended June 30, 2015 were $59.4 million, or 31.2% of total net revenue, a decrease of $0.1 million, or 0.2%, from general and administrative expenses of $59.5 million, or 33.9% of total net revenue, for the three months ended June 30, 2014. The decrease was attributable to a $0.4 million decrease in legal expense; a $0.4 million decrease in transportation expense; and a $0.2 million decrease in professional fees. The decrease was partially offset by a $0.6 million increase in rent expense and a $0.3 million increase in share-based compensation.

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the three months ended June 30, 2015 were $0.6 million, an increase of $0.6 million from restructuring, acquisition and integration-related expenses of zero for the three months ended June 30, 2014. The increase was attributable to the costs associated with certain workforce reductions within the Company and to senior management changes during the period. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the three months ended June 30, 2015 was $13.6 million, or 7.1% of total net revenue, an increase of $1.7 million, or 14.2%, from depreciation of $11.9 million, or 6.8% of total net revenue, for the three months ended June 30, 2014. The increase was attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the three months ended June 30, 2015 was $14.9 million, or 7.8% of total net revenue, an increase of $0.9 million, or 6.4%, from amortization of intangibles of $14.0 million, or 8.0% of total net revenue, for the three months ended June 30, 2014. The increase in amortization expense compared to the prior period was due to incremental amortization expense associated with acquisitions that occurred in the prior year partially offset by certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the three months ended June 30, 2015 were $94.4 million, or 49.6% of total net revenue, an increase of $12.6 million, or 15.4%, from approximately $81.8 million, or 46.6% of total net revenue for the three months ended June 30, 2014. As a percentage of SCM segment net revenue, segment expenses were 78.7% and 77.2% for the three months ended June 30, 2015 and 2014, respectively.

The increase was primarily attributable to a $7.4 million increase in cost of revenue in connection with higher direct labor costs; a $3.1 million increase in compensation expense, mostly related to employees of Sg2 (acquired near the end of the third quarter of 2014) and increased service and sales resources; a $1.5 million increase in the amortization of intangibles; a $0.6 million increase in depreciation expense; a $0.5 million increase in telecommunications expense; a $0.5 million increase in restructuring, acquisition and integration-related costs; a $0.4 million increase in professional fees; and a $0.4 million increase in rent expense. The increase was partially offset by a $1.3 million decrease in marketing expenses and a $0.5 million decrease in share-based compensation expense.

Revenue Cycle Management expenses. RCM operating expenses for the three months ended June 30, 2015 were $57.8 million, or 30.4% of total net revenue, a decrease of $0.4 million, or 0.8%, from $58.2 million, or 33.2% of total net revenue, for the three months ended June 30, 2014. As a percentage of RCM segment net revenue, segment expenses were 82.0% and 83.8% for the three months ended June 30, 2015 and 2014, respectively.

The decrease was attributable to a $1.0 million decrease in professional fees; a $0.7 million decrease in other operating infrastructure expense; a $0.6 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life; a $0.6 million decrease in telecommunications expense; and a $0.2 million decrease in share-based compensation. The decrease was partially offset by a $1.1 million increase in compensation expense; a $1.0 million increase in marketing expenses; a $0.4 million increase in depreciation expense; and a $0.2 million increase in rent expense.

Corporate expenses. Corporate expenses for the three months ended June 30, 2015 were $14.6 million, an increase of $1.5 million, or 11.8%, from $13.1 million for the three months ended June 30, 2014, or 7.7% and 7.5% of total net revenue, respectively. The increase in corporate expenses was attributable to a $0.7 million increase in depreciation expense; a $0.6 million increase in share-based compensation expense; and a $0.5 million increase in compensation expense. The increase was partially offset by a $0.3 million decrease in transportation expense.

Non-operating Expenses

Interest expense. Interest expense for the three months ended June 30, 2015 was $11.8 million, an increase of $0.7 million from interest expense of $11.1 million for the three months ended June 30, 2014. The increase in interest expense was primarily due to a higher level of indebtedness compared to the prior year as a result of financing the Sg2 acquisition in September 2014. As of June 30, 2015, we had total indebtedness of $832.2 million compared to $786.8 million as of June 30, 2014. As a result of our higher debt balance, we expect interest expense to increase in future periods. See Note 5 of the Notes to Condensed Consolidated Financial Statements herein for more details.

Other (expense) income. Other expense for the three months ended June 30, 2015 was $0.1 million comprised of a $0.2 million loss on sale of assets partially offset by $0.1 million of rental income. Other income for the three months ended June 30, 2015 and 2014 was approximately $0.1 million comprised mainly of rental income.

Income tax expense. Income tax expense for the three months ended June 30, 2015 was $5.3 million, an increase of $0.7 million from an income tax expense of $4.6 million for the three months ended June 30, 2014, which was primarily attributable to increased income before taxes. Income tax expense recorded during the three months ended June 30, 2015 and 2014 reflected an effective income tax rate of 45.8% and 41.1%, respectively. The increase in our effective tax rate was primarily driven by an increase in state income tax expense associated with state legislative changes pertaining to tax rates and apportionment of our taxable income.

Comparison of the Six Months Ended June 30, 2015 and June 30, 2014

	Six Months Ended June 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Net administrative fees	$147,484	39.2%	$146,337	42.3%	$1,147	0.8%
Other service fees	91,862	24.4	68,187	19.7	23,675	34.7

Total Spend and Clinical Resource Management	239,346	63.7	214,524	62.0	24,822	11.6
Revenue Cycle Management	136,659	36.3	131,758	38.0	4,901	3.7

Total net revenue	$376,005	100.0%	$346,282	100.0%	$29,723	8.6%

Total net revenue. Total net revenue for the six months ended June 30, 2015 was $376.0 million, an increase of approximately $29.7 million, or 8.6%, from total net revenue of $346.3 million for the six months ended June 30, 2014. The increase in total net revenue was comprised of a $24.8 million increase in SCM revenue and a $4.9 million increase in RCM revenue. For the six months ended June 30, 2015 and 2014, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 3.7% and 2.8%, respectively. Revenue may fluctuate materially from period to period based upon a number of factors including achieving, and thereafter receiving, customer acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the six months ended June 30, 2015 was $239.3 million, an increase of $24.8 million, or 11.6%, from net revenue of $214.5 million for the six months ended June 30, 2014. The increase was primarily related to the revenue contribution by Sg2, increased advisory services and a slight increase in net administrative fees of $1.1 million.

We may have fluctuations in our net administrative fee revenue in future periods that are attributable to: (i) the timing and variability of vendor reporting and customer acknowledgement of achieved performance targets; (ii) changes in customer purchase volume under our GPO contracts; and (iii) fluctuations in our revenue share obligation based on the mix of customers who are entitled to a higher revenue share percentage due to increased purchasing volume in addition to an increase in the number of fixed-fee arrangements.

Revenue Cycle Management net revenue. RCM net revenue for the six months ended June 30, 2015 was $136.7 million, an increase of $4.9 million, or 3.7%, from net revenue of $131.8 million for the six months ended June 30, 2014. The increase was attributable to a $3.1 million increase in revenue from our comprehensive revenue cycle service engagements, inclusive of performance-related fee revenue, and a $1.8 million increase in revenue from our revenue cycle technology tools. As we engage new customers, renew existing customers and complete existing contracts, we may experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Six Months Ended June 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$90,057	24.0%	$77,792	22.5%	$12,265	15.8%
Product development expenses	15,851	4.2	14,039	4.1	1,812	12.9
Selling and marketing expenses	43,360	11.5	35,914	10.4	7,446	20.7
General and administrative expenses	123,884	32.9	118,332	34.2	5,552	4.7
Restructuring, acquisition and integration-related expenses	4,995	1.3	1,697	0.5	3,298	194.3
Depreciation	26,898	7.2	23,402	6.8	3,496	14.9
Amortization of intangibles	29,987	8.0	28,053	8.1	1,934	6.9

Total operating expenses	335,032	89.1	299,229	86.4	35,803	12.0

Operating expenses by segment:
Spend and Clinical Resource Management	191,182	50.8	158,256	45.7	32,926	20.8
Revenue Cycle Management	113,529	30.2	115,218	33.3	(1,689)	(1.5)

Total segment operating expenses	304,711	81.0	273,474	79.0	31,237	11.4
Corporate expenses	30,321	8.1	25,755	7.4	4,566	17.7

Total operating expenses	$335,032	89.1%	$299,229	86.4%	$35,803	12.0%

Cost of revenue. Cost of revenue for the six months ended June 30, 2015 was $90.1 million, or 24.0% of total net revenue, an increase of $12.3 million, or 15.8%, from cost of revenue of $77.8 million, or 22.5% of total net revenue, for the six months ended June 30, 2014. The increase was primarily attributable to the previously discussed revenue contribution of Sg2 resulting in an increase in labor costs associated with service-related engagements in our SCM segment. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our customers. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the six months ended June 30, 2015 were $15.9 million, or 4.2% of total net revenue, an increase of approximately $1.8 million, or 12.9%, from product development expenses of $14.1 million, or 4.1% of total net revenue, for the six months ended June 30, 2014. The increase was attributable to a $2.1 million increase in compensation expense partially offset by a $0.3 million decrease in professional fees. Our product development capitalization rate for the six months ended June 30, 2015 and 2014 was 55.6% and 59.8%, respectively.

Selling and marketing expenses. Selling and marketing expenses for the six months ended June 30, 2015 were $43.3 million, or 11.5% of total net revenue, an increase of $7.4 million, or 20.7%, from selling and marketing expenses of $35.9 million, or 10.4% of total net revenue, for the six months ended June 30, 2014. The increase was attributable to a $6.4 million increase in compensation expense; a $0.5 million increase in share-based compensation; a $0.3 million increase in other operating infrastructure expense; and a $0.2 million increase in advertising expense. Total expenses related to our customer and vendor meeting amounted to $6.1 million and $6.0 million for the six months ended June 30, 2015 and 2014, respectively.

General and administrative expenses. General and administrative expenses for the six months ended June 30, 2015 were $123.9 million, or 32.9% of total net revenue, an increase of $5.6 million, or 4.7%, from general and administrative expenses of $118.3 million, or 34.2% of total net revenue, for the six months ended June 30, 2014. The increase was attributable to a $3.3 million increase in compensation expense; a $2.3 million increase in telecommunications expense; a $1.4 million increase in rent expense; a $0.4 million increase in share-based compensation; and a $0.4 million increase in professional fees. The increase was partially offset by a $1.3 million decrease in transportation expense; a $0.6 million decrease in legal expense; and a $0.3 million decrease in other operating infrastructure expense.

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the six months ended June 30, 2015 were $5.0 million, or 1.3% of total net revenue, an increase of $3.3 million from restructuring, acquisition and integration-related expenses of $1.7 million, or 0.5% of total net revenue, for the six months ended June 30, 2014. The increase was attributable to the costs associated with certain workforce reductions within the Company and to senior management changes during the period. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the six months ended June 30, 2015 was $26.9 million, or 7.2% of total net revenue, an increase of $3.5 million, or 14.9%, from depreciation of $23.4 million, or 6.8% of total net revenue, for the six months ended June 30, 2014. The increase was attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the six months ended June 30, 2015 was $30.0 million, or 8.0% of total net revenue, an increase of $1.9 million, or 6.9%, from amortization of intangibles of $28.1 million, or 8.1% of total net revenue, for the six months ended June 30, 2014. The increase in amortization expense compared to the prior year was due to incremental amortization expense associated with acquisitions that occurred in the prior year partially offset by certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the six months ended June 30, 2015 were $191.2 million, or 50.8% of total net revenue, an increase of $32.9 million, or 20.8%, from approximately $158.3 million, or 45.7% of total net revenue for the six months ended June 30, 2014. As a percentage of SCM segment net revenue, segment expenses were 79.9% and 73.8% for the six months ended June 30, 2015 and 2014, respectively.

The increase was primarily attributable to: a $14.3 million increase in cost of revenue in connection with higher direct labor costs; a $9.7 million increase in compensation expense, mostly related to employees of Sg2 (acquired near the end of the third quarter of 2014) and increased service and sales resources; a $3.0 million increase in the amortization of intangibles; a $1.8 million increase in telecommunications expense; a $1.4 million increase in professional fees; a $1.2 million increase in restructuring, acquisition and integration-related costs; a $1.2 million increase in depreciation expense; a $0.9 million increase in rent expense; a $0.9 million increase in other operating infrastructure expense; and a $0.3 million increase in share-based compensation expense. The increase was partially offset by a $1.3 million decrease in marketing expenses and $0.5 million decrease in other meetings expense.

Revenue Cycle Management expenses. RCM operating expenses for the six months ended June 30, 2015 were $113.5 million, or 30.2% of total net revenue, a decrease of $1.7 million, or 1.5%, from $115.2 million, or 33.3% of total net revenue, for the six months ended June 30, 2014. As a percentage of RCM segment net revenue, segment expenses were 83.1% and 87.4% for the six months ended June 30, 2015 and 2014, respectively.

The decrease was attributable to: a $2.1 million decrease in cost of revenue primarily within revenue cycle services that was impacted by a large business process outsourcing agreement that ended at the end of 2014; a $1.3 million decrease in professional fees; a $1.1 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life; a $0.7 million decrease in telecommunications expense; and a $0.3 million decrease in other operating infrastructure expense. The decrease was partially offset by a $1.4 million increase in compensation expense; a $1.1 million increase in depreciation expense; a $1.0 million increase in marketing expenses; and a $0.3 million increase in rent expense.

Corporate expenses. Corporate expenses for the six months ended June 30, 2015 were $30.3 million, an increase of $4.6 million, or 17.7%, from $25.7 million for the six months ended June 30, 2014, or 8.1% and 7.4% of total net revenue, respectively. The increase in corporate expenses was attributable to: a $2.3 million increase in restructuring, acquisition and integration-related costs associated with the reduction in workforce and to certain changes in senior management during the period; a $1.2 million increase in depreciation expense; a $1.0 million increase in share-based compensation expense; a $0.7 million increase in compensation expense; a $0.4 million increase in advertising expense; and a $0.2 million increase in telecommunications expense. The increase was partially offset by a $0.9 million decrease in transportation expense and a $0.3 million decrease in other operating infrastructure expense.

Non-operating Expenses

Interest expense. Interest expense for the six months ended June 30, 2015 was $23.7 million, an increase of $1.4 million from interest expense of $22.3 million for the six months ended June 30, 2014. The increase in interest expense was primarily due to a higher level of indebtedness compared to the prior year as a result of financing the Sg2 acquisition in September 2014. As of June 30, 2015, we had total indebtedness of $832.3 million compared to $786.8 million as of June 30, 2014. As a result of our higher debt balance, we expect interest expense to increase in future periods. See Note 5 of the Notes to Condensed Consolidated Financial Statements herein for more details.

Other (expense) income. Other expense for the six months ended June 30, 2015 was $0.1 million comprised of a $0.2 million loss on sale of assets partially offset by $0.1 million of rental income. Other income for the six months ended June 30, 2015 and 2014 was approximately $0.1 million comprised mainly of rental income.

Income tax expense. Income tax expense for the six months ended June 30, 2015 was $7.6 million, a decrease of $3.0 million from an income tax expense of $10.6 million for the six months ended June 30, 2014, which was primarily attributable to decreased income before taxes. Income tax expense recorded during the six months ended June 30, 2015 and 2014 reflected an effective income tax rate of 43.9% and 42.6%, respectively. The increase in our effective tax rate was primarily driven by an increase in state income tax expense due to state legislative changes pertaining to tax rates and apportionment of our taxable income.

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

As of June 30, 2015, we had $122.0 million drawn on our revolving credit facility resulting in $177.0 million of availability under our revolving credit facility inclusive of the swing line component (after giving effect to $1.0 million of outstanding but undrawn letters of credit on such date). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing line or revolving facility and may include the following:

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

Cash provided by operating activities may not be sufficient to fund such expenditures. Accordingly, in addition to the use of our available revolving credit facility, we may need to engage in additional equity or debt financings to secure additional funds for such purposes. Any debt financing obtained by us in the future could include restrictive covenants relating to our capital raising activities and other financial and operational matters including higher interest costs, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain required financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be limited.

Discussion of Cash Flow

As of June 30, 2015 and December 31, 2014, we had cash and cash equivalents of $10.3 million and $12.1 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)
Net income	$9,667	$14,274	$(4,607)	-32.3%
Non-cash items	64,313	58,231	6,082	10.4
Net changes in working capital	7,263	(21,716)	28,979	133.4

Net cash provided by operations	$81,243	$50,789	$30,454	60.0%

Net income represents the income attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include bad debt expense, depreciation for fixed assets, amortization of intangible assets, share-based compensation expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, amortization of debt issuance costs and non-cash interest expense. Refer to our condensed consolidated statement of cash flows for details regarding these non-cash items. The total for these non-cash expenses was $64.3 million and $58.2 million for the six months ended June 30, 2015 and 2014, respectively. The increase in non-cash expenses for the six months ended June 30, 2015 compared to June 30, 2014 was primarily attributable to: (i) a $4.4 million increase in depreciation expense; (ii) a $1.9 million increase in the amortization of intangibles; (iii) a $1.2 million increase in share-based compensation; and (iv) a $1.1 million decrease in the excess tax benefit from exercise of equity awards. The increase was partially offset by a $2.8 million increase in our deferred income tax benefit. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the six months ended June 30, 2015, the working capital changes resulting in an increase to cash flow from operations of $7.2 million primarily consisted of the following:

Increase to cash flow

•	a decrease in prepaid expenses and other assets of $6.1 million primarily related to a decrease in prepaid taxes;

•	a $9.1 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and customer purchasing volume for our GPO;

•	a $1.6 million increase in accrued payroll and benefits due to payroll cycle timing partially offset by our 2014 performance-based compensation expense; and

•	a $1.2 million increase in other accrued expenses and long-term liabilities due to the timing of various payment obligations.

The working capital changes resulting in increases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in decreases to cash flow:

Decrease to cash flow

•	an increase in accounts receivable of $1.5 million primarily related to the timing of invoicing and cash collections; and

•	a $9.4 million decrease in trade accounts payable due to the timing of various payment obligations.

For the six months ended June 30, 2014, the working capital changes resulting in a decrease to cash flow from operations of $21.7 million primarily consisted of the following:

Decrease to cash flow

•	an increase in accounts receivable of $10.4 million primarily related to the timing of invoicing and cash collections;

•	an increase in prepaid expenses and other assets of $2.7 million primarily related to an increase in software maintenance costs of $1.3 million and prepaid taxes of $0.8 million;

•	a $6.9 million decrease in trade accounts payable due to the timing of various payment obligations; and

•	a $12.1 million decrease in accrued payroll and benefits due to payroll cycle timing and the payment of our 2013 performance-based compensation expense.

The working capital changes resulting in decreases to cash flow from operations discussed above were partially offset by an increase in deferred revenue of $10.0 million for cash receipts not yet recognized as revenue.

Investing Activities.

Investing activities used $22.9 million of cash for the six months ended June 30, 2015 which included $19.8 million for investment in software development and $3.1 million of capital expenditures.

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

Financing Activities.

Financing activities used $60.1 million of cash for the six months ended June 30, 2015. We made payments on our Term Loan Facility of $18.7 million consisting of $10.9 million in scheduled principal payments and $7.8 million relating to our annual excess cash flow payments. We also made voluntary payments of $30.0 million on our revolving credit facility. We made payments of $0.3 million on our finance obligation (discussed below). In addition, we purchased 415,236 shares of common stock under our share repurchase program totaling $8.6 million and also settled the tax liability relating to shares surrendered for tax withholdings totaling $3.8 million. This was partially offset by receipt of $0.9 million from the issuance of common stock and $0.4 million from the excess tax benefit from the exercise of stock options. As of June 30, 2015, the Credit Agreement requires an assessment of excess cash flow for our fiscal year ended December 31, 2015. We would be required to make any excess cash flow payment during the first quarter of 2016.

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

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of June 30, 2015 for each respective year (Unaudited, in thousands):

	Amount
2015	$7,749	(1)
2016	8,764
2017	8,986
2018	9,962
2019	8,855
Thereafter	69,796

Total future minimum rental payments	$114,112

(1)	Represents the remaining rental payments due during the fiscal year ending December 31, 2015.

As of June 30, 2015, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The following table reconciles net income to Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA Reconciliation	2015	2014	2015	2014
	(Unaudited, in thousands)
Net income	$6,314	$6,596	$9,667	$14,274
Depreciation	13,551	11,862	26,898	23,402
Depreciation (included in cost of revenue)	989	648	1,967	1,072
Amortization of intangibles	14,931	14,027	29,987	28,053
Interest expense, net of interest income(1)	11,810	11,114	23,677	22,287
Income tax expense	5,329	4,594	7,579	10,581

EBITDA	52,924	48,841	99,775	99,669
Share-based compensation expense(2)	5,399	5,592	11,131	9,894
Rental income from capitalizing building lease(3)	(109)	(109)	(219)	(219)
Purchase accounting adjustments(4)	367	—	828	—
Restructuring, acquisition and integration-related expenses(5)	556	—	4,995	1,697

Adjusted EBITDA	$59,137	$54,324	$116,510	$111,041

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statements of operations.
(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.
(3)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance.

(4)	Represents the effect on revenue of adjusting the acquired deferred revenue balance associated with the Sg2 Acquisition to fair value at the acquisition date.
(5)	Represents the amount attributable to restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited, in thousands)
Net income	$6,314	$6,596	$9,667	$14,274
Pre-tax non-cash, acquisition-related intangible amortization	14,931	14,027	29,987	28,053
Pre-tax non-cash, share-based compensation(1)	5,399	5,592	11,131	9,894
Pre-tax restructuring, acquisition and integration related expenses(2)	556	—	4,995	1,697
Pre-tax non-cash, purchase accounting adjustment(3)	367	—	828	—
Tax effect on pre-tax adjustments(4)	(8,501)	(7,847)	(18,776)	(15,857)

Non-GAAP adjusted net income	$19,066	$18,368	$37,832	$38,061

	Three Months Ended June 30,		Six Months Ended June 30,
Per share data	2015	2014	2015	2014
	(Unaudited)
EPS — diluted	$0.10	$0.11	$0.16	$0.23
Pre-tax non-cash, acquisition-related intangible amortization	0.24	0.23	0.49	0.46
Pre-tax non-cash, share-based compensation(1)	0.09	0.09	0.18	0.16
Pre-tax restructuring, acquisition and integration related expenses(2)	0.01	—	0.08	0.03
Pre-tax non-cash, purchase accounting adjustment(3)	0.01	—	0.02	—
Tax effect on pre-tax adjustments(4)	(0.14)	(0.13)	(0.31)	(0.26)

Non-GAAP adjusted EPS — diluted	$0.31	$0.30	$0.62	$0.62

Weighted average shares — diluted (in 000s)	61,056	60,946	60,832	61,419

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.
(2)	Represents the amount and the per share impact, on a pre-tax basis, of restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.
(3)	Represents the amount and the per share impact, on a pre-tax basis, of the effect on revenue of adjusting the acquired deferred revenue balance associated with the Sg2 Acquisition to fair value at the acquisition date.
(4)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. We used a tax rate of 40.0% for the three and six months ended June 30, 2015 and 2014 since we believe the 40% will be our normalized long-term tax rate. The effective tax rate for the three months ended June 30, 2015 and 2014 was 45.8% and 41.1%, respectively. The effective tax rate for the six months ended June 30, 2015 and 2014 was 43.9% and 42.6%, respectively.

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

Interest rate risk. We had outstanding borrowings on our Term Loan Facility and Revolving Credit Facility of $507.3 million as of June 30, 2015. The Term A Facility and the Revolving Credit Facility bear interest at LIBOR plus an applicable margin. The Term B Facility bears interest at LIBOR, subject to a floor of 1.25% plus an applicable margin. We also had an aggregate principal amount of our Notes of $325.0 million outstanding as of June 30, 2015, which bears interest at 8% per annum.

To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loans, would have resulted in an approximate $1.7 million increase to our interest expense for the six months ended June  30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the six months ended June 30, 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
	(In thousands, except share and per share data)
May 1-31, 2015	347,200	$20.55	347,200	$50,096
June 1-30, 2015	68,036	$21.37	415,236	48,642

(1)	In February 2015, our Board of Directors authorized an extension to our existing share repurchase program until February 29, 2016 and increased the total dollar amount available for the repurchase of shares of our common stock to $100,000 subject to certain restrictions under our Credit Agreement and Indenture.

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

Signature	Title	Date

/s/ R. HALSEY WISE Name: R. Halsey Wise	Chairman and Chief Executive Officer (Principal Executive Officer)	August 4, 2015

/s/ ANTHONY COLALUCA, JR. Name: Anthony Colaluca, Jr.	Chief Financial Officer (Principal Financial Officer)	August 4, 2015

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith