Form 10-Q
period 2015-09-30
MEDASSETS INC
filed 2015-11-06
CIK 1254419

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

N/A

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

As of October 28, 2015, the registrant had 59,287,313 shares of common stock, par value $0.01 per share, outstanding.

MEDASSETS, INC.

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

MedAssets, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share and per share amounts)
ASSETS
Current assets
Cash and cash equivalents	$—	$12,100
Accounts receivable, net of allowances of $2,558 and $2,641 as of September 30, 2015 and December 31, 2014, respectively	120,005	127,741
Deferred tax asset, current portion	5,683	5,782
Prepaid expenses and other current assets	25,138	30,557

Total current assets	150,826	176,180
Property and equipment, net	154,092	170,318
Other long term assets
Goodwill	1,058,414	1,058,414
Intangible assets, net	231,591	276,407
Other	31,851	37,477

Other long term assets	1,321,856	1,372,298

Total assets	$1,626,774	$1,718,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$19,014	$26,910
Accrued revenue share obligation and rebates	93,769	91,864
Accrued payroll and benefits	42,013	32,784
Other accrued expenses	23,521	9,040
Deferred revenue, current portion	70,241	76,034
Current portion of notes payable	26,438	29,583
Current portion of finance obligation	315	294

Total current liabilities	275,311	266,509
Notes payable, less current portion	437,667	526,417
Bonds payable	325,000	325,000
Finance obligation, less current portion	8,236	8,475
Deferred revenue, less current portion	16,740	15,418
Deferred tax liability	107,403	116,607
Other long term liabilities	13,731	13,883

Total liabilities	1,184,088	1,272,309
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value, 150,000,000 shares authorized; 62,872,000 and 59,266,000 shares issued and outstanding as of September 30, 2015 and 62,598,000 and 60,199,000 shares issued and outstanding as of December 31, 2014, respectively	593	602
Additional paid-in capital	683,012	694,235
Accumulated deficit	(240,919)	(248,350)

Total stockholders’ equity	442,686	446,487

Total liabilities and stockholders’ equity	$1,626,774	$1,718,796

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenue:
Administrative fees, net	$71,987	$70,788	$219,471	$217,125
Other service fees	117,981	104,917	346,502	304,862

Total net revenue	189,968	175,705	565,973	521,987

Operating expenses:
Cost of revenue (inclusive of depreciation expense of $1,001 and $1,094 for the three months ended September 30, 2015 and 2014, respectively; and $2,968 and $2,166 for the nine months ended September 30, 2015 and 2014, respectively)	48,003	42,439	138,060	120,231
Product development expenses	8,198	8,106	24,049	22,145
Selling and marketing expenses	17,120	14,273	60,480	50,187
General and administrative expenses	64,363	57,579	188,247	175,911
Restructuring, acquisition and integration-related expenses	5,027	3,010	10,022	4,707
Depreciation	13,691	11,845	40,589	35,247
Amortization of intangibles	14,829	13,936	44,816	41,989
Impairment of property and equipment	10,309	—	10,309	—

Total operating expenses	181,540	151,188	516,572	450,417

Operating income	8,428	24,517	49,401	71,570
Other income (expense):
Interest (expense)	(11,556)	(11,338)	(35,235)	(33,625)
Other (expense) income	(103)	273	(151)	362

(Loss) income before income taxes	(3,231)	13,452	14,015	38,307
Income tax (benefit) expense	(995)	5,712	6,584	16,293

Net (loss) income	$(2,236)	$7,740	$7,431	$22,014

Basic and diluted (loss) income per share:
Basic net (loss) income per share	$(0.04)	$0.13	$0.12	$0.37

Diluted net (loss) income per share	$(0.04)	$0.13	$0.12	$0.36

Weighted average shares - basic	59,437	59,401	59,678	59,917
Weighted average shares - diluted	59,437	60,662	60,822	61,269

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

Nine Months Ended September 30, 2015

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
	(In thousands)
Balances at December 31, 2014	60,199	$602	$694,235	$(248,350)	$446,487
Issuance of common stock from stock option and SSAR exercises and restricted stock issuances, net	477	5	1,384	—	1,389
Shares surrendered to pay taxes on vesting of restricted stock	(203)	(2)	(3,911)	—	(3,913)
Stock compensation expense	—	—	16,721	—	16,721
Repurchase of common stock	(1,207)	(12)	(24,988)	—	(25,000)
Tax deficit from equity award exercises, net	—	—	(429)	—	(429)
Net income				7,431	7,431

Balances at September 30, 2015	59,266	$593	$683,012	$(240,919)	$442,686

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

MedAssets, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Operating activities
Net income	$7,431	$22,014
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Bad debt expense	—	100
Impairment of property and equipment	10,309	—
Depreciation	43,557	37,413
Amortization of intangibles	44,816	41,989
Loss on sale of assets	346	24
Noncash stock compensation expense	16,721	14,703
Excess tax benefit from exercise of equity awards	(543)	(1,788)
Amortization of debt issuance costs	2,916	2,829
Noncash interest expense, net	289	309
Deferred income tax benefit	(9,208)	(6,883)
Changes in assets and liabilities:
Accounts receivable	7,736	(13,204)
Prepaid expenses and other assets	5,419	1,552
Other long-term assets	713	386
Accounts payable	(7,886)	(4,348)
Accrued revenue share obligations and rebates	1,905	1,225
Accrued payroll and benefits	9,229	(13,068)
Other accrued expenses and long-term liabilities	14,329	4,195
Deferred revenue	(4,471)	8,604

Cash provided by operating activities	143,608	96,052

Investing activities
Purchases of property, equipment and software, net	(6,255)	(9,820)
Capitalized software development costs	(30,069)	(30,568)
Acquisitions, net of cash acquired	—	(138,233)

Cash used in investing activities	(36,324)	(178,621)

Financing activities
Borrowings from revolving credit facility	—	216,080
Repayment of notes payable	(24,896)	(21,625)
Repayment of revolving credit facility	(67,000)	(59,080)
Repayment of finance obligation	(507)	(507)
Debt issuance costs	—	(569)
Excess tax benefit from exercise of equity awards	543	1,788
Issuance of common stock, net	1,389	3,378
Purchase of treasury shares, including shares surrendered for tax withholdings	(28,913)	(45,793)

Cash (used in) provided by financing activities	(119,384)	93,672

Net (decrease) increase in cash and cash equivalents	(12,100)	11,103
Cash and cash equivalents, beginning of period	12,100	2,790

Cash and cash equivalents, end of period	$—	$13,893

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

The accompanying unaudited condensed consolidated financial statements, and condensed consolidated balance sheet as of December 31, 2014, derived from audited financial statements, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and as required by Regulation S-X, Rule 10-01 of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures required for complete financial statements are not included herein. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim financial information, consisting of normal recurring adjustments, have been included. When preparing financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the condensed consolidated financial statements. Actual results may differ materially from those estimates. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any other interim period or for the fiscal year ending December 31, 2015.

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

Cash and cash equivalents were zero and $12,100 as of September 30, 2015 and December 31, 2014, respectively. We had $85,000 and $152,000 outstanding on our revolving credit facility as of September 30, 2015 and December 31, 2014, respectively. In the event our cash balance is zero at the end of a period, any outstanding checks are recorded as accrued expenses. As of September 30, 2015, we reclassified approximately $8,431 of outstanding checks related to a book overdraft into other accrued expenses on the condensed consolidated balance sheet. This book overdraft amount has been included in operating activities within the condensed consolidated statement of cash flows. See Note 6 for immediately available cash under our revolving credit facility.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

2. RECENT ACCOUNTING PRONOUNCEMENTS

Business Combinations

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to the accounting for business combinations. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The update will be effective on January 1, 2016.

Debt Issuance Costs

In April 2015, the FASB issued an accounting standard update relating to simplifying the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The update will be effective on January 1, 2016.

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

Revenue Recognition

In May 2014, the FASB issued an accounting standard update relating to revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The update will replace most existing revenue recognition guidance under GAAP when it becomes effective. The update was originally to be effective for us on January 1, 2017. In July 2015, the FASB approved a one year extension to the required implementation date. As a result, the update is effective for us on January 1, 2018. Early application is not permitted. The update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the update will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

3. RESTRUCTURING, ACQUISITION AND INTEGRATION-RELATED EXPENSES

Restructuring Activities

On September 28, 2015, we announced a cost reduction program in order to improve operating efficiency and align our cost structure with expected future net revenue. As part of this cost reduction program, we reduced our workforce by approximately 180 full-time employees. As a result, we incurred employee-related costs which represent one-time termination benefits, comprised principally of severance, benefit continuation costs, outplacement services and other associated costs. During the three months ended September 30, 2015 and 2014, we expensed total restructuring, acquisition and integration-related costs of $5,027 and $3,010, respectively.

In addition to the cost reduction program described above, our management had previously approved and initiated a plan to restructure our operations that resulted in certain workforce reductions within the Company and changes in senior management. During the nine months ended September 30, 2015 and 2014, we expensed total restructuring, acquisition and integration-related costs of $10,022 (inclusive of $352 of acquisition-related expenses) and $4,707, respectively. These costs are included within the restructuring, acquisition and integration-related expenses line on the accompanying condensed consolidated statements of operations. During 2015, cash payments related to restructuring and acquisition-related activities were approximately $5,991. As of September 30, 2015, we had $6,104 in accrued liabilities for these costs of which $5,203 is expected to be paid over the next twelve months.

The following table summarizes the activities related to the restructuring and other charges, as discussed above:

	Employee-related costs	Other associated costs	Total
Restructuring Reserve
Accrued, December 31, 2014	$1,918	$155	$2,073
Charges incurred	9,443	579	10,022
Cash payments	(5,482)	(509)	(5,991)

Accrued, September 30, 2015	$5,879	$225	$6,104

4. PROPERTY AND EQUIPMENT

In connection with our business transformation plan, we made the strategic decision to eliminate certain capitalized software products within our Revenue Cycle Management segment. We assessed the recoverability of these products by comparing the net carrying value of the assets to their total undiscounted cash flows which indicated that the carrying amount may not be recoverable. As a result, we performed a fair value analysis using the income approach based on estimated discounted future cash flows to determine the fair value of the assets (level 3 non-recurring measurement). Our cash flow assumptions considered historical and forecasted revenue, operating costs and other relevant factors similar to those a market participant would use to assess fair value. Based on our analysis, for the three months ended September 30, 2015, we recorded a non-cash capitalized software impairment expense of $10,309 to adjust the assets’ carrying amount to their estimated fair value.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following table summarizes the deferred revenue categories and balances as of:

	September 30, 2015	December 31, 2014
Software and SaaS implementation fees	$48,564	$55,152
Service fees	23,148	19,241
Administrative fees	13,217	15,715
Other fees	2,052	1,344

Deferred revenue, total	86,981	91,452
Less: Deferred revenue, current portion	(70,241)	(76,034)

Deferred revenue, non-current portion	$16,740	$15,418

As of September 30, 2015 and December 31, 2014, deferred revenue included in our condensed consolidated balance sheets that was contingent upon meeting performance targets was $7,547 and $8,441, respectively. Advance billings on arrangements that include contingent performance targets are recorded in accounts receivable and deferred revenue when billed. Only certain contingent performance targets are billed in advance of meeting the target as determined by the customer arrangement.

6. NOTES AND BONDS PAYABLE

The balances of our notes and bonds payable are summarized as follows as of:

	September 30, 2015	December 31, 2014
Term A facility	$206,576	$225,000
Term B facility	172,529	179,000
Revolving credit facility	85,000	152,000

Total notes payable	464,105	556,000
Bonds payable	325,000	325,000

Total notes and bonds payable	789,105	881,000
Less: current portions	(26,438)	(29,583)

Total long-term notes and bonds payable	$762,667	$851,417

Notes Payable

As of September 30, 2015, our long-term notes payable consists of a Term A Facility, a Term B Facility and a revolving credit facility (inclusive of a swing line loan) under a credit agreement with JP Morgan Chase Bank, N.A and other financial institutions named therein, dated December 13, 2012 (as amended from time to time, the “Credit Agreement”), each with an outstanding balance of $206,576, $172,529 and $85,000, respectively. We have classified the $85,000 outstanding balance on our revolving credit facility as a long term liability given the maturity date of December 13, 2017. No amounts were drawn on our swing line loan and we made voluntary payments of $67,000 on our revolving credit facility, which resulted in $214,000 of availability under our revolving credit facility (after giving effect to $1,000 of outstanding but undrawn letters of credit on such date and the increase in the revolving credit facility as discussed below) as of September 30, 2015. During the nine months ended September 30, 2015, we made scheduled principal payments of $16,312 on our Term A Facility and Term B Facility in addition to payments of $7,833 relating to our 2014 excess cash flow payment ($4,362 on the Term A Facility and $3,471 on the Term B Facility). We also made a voluntary payment of $750 on the Term B Facility. The applicable weighted average interest rates (inclusive of the applicable bank margin) on our Term A Facility, Term B Facility and revolving credit facility at September 30, 2015 were 2.52%, 4.00% and 2.53%, respectively. On September 8, 2014, the Company entered into a First Increase Joinder to the Credit Agreement (the “First Increase Joinder”). The First Increase Joinder increased the revolving commitment amount under the Credit Agreement by $100,000 to $300,000. In connection with the First Increase Joinder, we incurred and capitalized approximately $615 of debt issuance costs which will be amortized into interest expense ratably over the remaining term of the revolving credit facility.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The Credit Agreement contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on fundamental changes, limitations on asset sales and sale leasebacks, limitations on investments, limitations on dividends or distributions on, or redemptions of, equity interests, limitations on prepayments or redemptions of unsecured or subordinated debt, limitations on negative pledge clauses, limitations on transactions with affiliates and limitations on changes to the Company’s fiscal year. The Credit Agreement also includes maintenance covenants of maximum ratios of consolidated total indebtedness (subject to certain adjustments) to consolidated EBITDA (subject to certain adjustments) and minimum cash interest coverage ratios. The Credit Agreement contains certain customary representations and warranties, affirmative covenants and events of default, including but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain indebtedness, certain events of insolvency or bankruptcy, material judgments, certain events under ERISA, actual or asserted failures of any guaranty or security document supporting the credit agreement to be in full force and effect and changes of control. The Company was in compliance with these covenants as of September 30, 2015. We are also required to prepay our debt obligations based on an excess cash flow calculation for the applicable fiscal year which is determined in accordance with the terms of the Credit Agreement. Our current portion of notes payable does not include an amount with respect to any 2015 excess cash flow payment. We will reclassify a portion of our long-term notes payable to a current classification at such time that any 2015 excess cash flow payment becomes estimable. We will be required to make any necessary cash flow payment within the first quarter of 2016.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The Indenture contains certain customary negative covenants, including but not limited to, limitations on the incurrence of debt, limitations on liens, limitations on consolidations or mergers, limitations on asset sales, limitations on certain restricted payments and limitations on transactions with affiliates. The Indenture does not contain any significant restrictions on the ability of the Company or any subsidiary guarantor to obtain funds from the Company or any other subsidiary guarantor by dividend or loan. The Indenture also contains customary events of default. The Company was in compliance with these covenants as of September 30, 2015.

The Company has the option to redeem all or a part of the Notes, at the following redemption prices:

Year	Percentage
2015	102%
2016 and thereafter	100%

The Notes also contain a redemption feature that would require the repurchase of 101% of the aggregate principal amount plus accrued and unpaid interest at the option of the holders upon a change in control.

As of September 30, 2015, the Notes were trading at 102.3% of par value (Level 1).

Debt Issuance Costs

As of September 30, 2015, we had approximately $11,159 of debt issuance costs related to the Credit Agreement and Notes which will be amortized into interest expense generally using the effective interest method until the applicable maturity date. For the three months ended September 30, 2015 and 2014, we recognized $967 and $949, respectively, in interest expense related to the amortization of debt issuance costs. For the nine months ended September 30, 2015 and 2014, we recognized $2,916 and $2,829, respectively, in interest expense related to the amortization of debt issuance costs.

Debt Maturity Table

The following table summarizes our stated debt maturities and scheduled principal repayments as of September 30, 2015:

Year	Term A Facility	Term B Facility(2)	Revolving Credit Facility	Senior Unsecured Notes	Total
2015(1)	$4,688	$750	$—	$—	$5,438
2016	25,000	3,000	—	—	28,000
2017	176,888	3,000	85,000	—	264,888
2018	—	3,000	—	325,000	328,000
2019	—	162,779	—	—	162,779

	$206,576	$172,529	$85,000	$325,000	$789,105

(1)	Represents the remaining quarterly principal payments due during the fiscal year ending December 31, 2015 and the balance of the swing line component of our revolving credit facility, if any.
(2)	The Term B Facility matures on December 13, 2019; however, the facility will mature in full on May 15, 2018 if our outstanding senior notes have not been repaid or refinanced in full by such date.

Total interest paid (net of amounts capitalized) on our notes and bonds payable during the nine months ended September 30, 2015 and 2014 was approximately $25,528 and $23,959, respectively.

7. COMMITMENTS AND CONTINGENCIES

Performance Targets

In the ordinary course of contracting with our customers, we may agree to make some or all of our fees contingent upon the customer’s achievement of financial improvement targets from the use of our services and software. These contingent fees are not recognized as revenue until the customer confirms achievement of the performance targets. We generally receive

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

customer acceptance as and when the performance targets are achieved. If we invoice contingent fees prior to customer confirmation that a performance target has been achieved, we record invoiced contingent fees as deferred revenue on our condensed consolidated balance sheets. Often, recognition of this revenue occurs in periods subsequent to the recognition of the associated costs.

Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of business. As of September 30, 2015, we are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

8. STOCKHOLDERS’ EQUITY AND SHARE-BASED COMPENSATION

Common Stock

During the nine months ended September 30, 2015, we issued approximately 506,000 shares of common stock in connection with employee stock option exercises, stock-settled stock appreciation rights (“SSARs”) exercises and the vesting of restricted stock units (“RSUs”) for net exercise proceeds of $1,389.

During the nine months ended September 30, 2015, approximately 29,000 shares of restricted common stock were forfeited.

During the nine months ended September 30, 2015, we received approximately 203,000 shares that were surrendered from equity awards holders to settle their associated minimum statutory tax liability of $3,913 from shares that vested during the year.

Repurchase of Common Stock

In February 2015, our Board of Directors authorized an extension to our existing share repurchase program until February 29, 2016 and increased the total dollar amount available for the repurchase of shares of our common stock to $100,000 subject to certain restrictions under our Credit Agreement and Indenture. As of September 30, 2015, we had approximately $32,230 available for repurchase under our existing share repurchase program. The following table shows the amount and cost of shares of common stock we repurchased for the three and nine months ended September 30, 2015 and 2014 under the share repurchase program. The repurchased shares have not been retired and constitute authorized shares that are issued but not outstanding.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Number of shares repurchased	792,148	500	1,207,384	1,784,645
Cost of shares repurchased	$16,412	$11	$25,000	$42,771

Share-Based Compensation

As of September 30, 2015, we had restricted common stock, RSUs, SSARs and common stock option equity awards outstanding under three share-based compensation plans. As of September 30, 2015, we had approximately 4,017,000 shares reserved (inclusive of equity award forfeitures) and available for grant under the 2008 MedAssets, Inc. Long-Term Performance Incentive Plan (“LTPIP”).

The total share-based compensation expense related to equity awards was $5,590 and $4,809 for the three months ended September 30, 2015 and 2014, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements related to equity awards was $2,088 and $1,793 for the three months ended September 30, 2015 and 2014, respectively.

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The total share-based compensation expense related to equity awards was $16,721 and $14,703 for the nine months ended September 30, 2015 and 2014, respectively. The total income tax benefit recognized in the condensed consolidated statements of operations for share-based compensation arrangements related to equity awards was $6,247 and $5,481 for the nine months ended September 30, 2015 and 2014, respectively. There were no capitalized share-based compensation expenses during the three and nine months ended September 30, 2015.

Total share-based compensation expense (inclusive of restricted common stock, RSUs, SSARs and common stock options) for the three and nine months ended September 30, 2015 and 2014 as reflected in our condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Cost of revenue	$1,565	$1,476	$4,715	$4,505
Product development	271	252	1,044	887
Selling and marketing	965	710	2,872	2,082
General and administrative	2,789	2,371	8,090	7,229

Total share-based compensation expense	$5,590	$4,809	$16,721	$14,703

Employee Stock Purchase Plan

In 2010, we established the MedAssets, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may purchase shares of our common stock at a discounted price through payroll deductions. The price per share of the common stock sold to participating employees will be 95% of the fair market value of our common stock on the applicable purchase date. The Plan requires that all stock purchased be held by participants for a period of 18 months from the purchase date. A total of 500,000 shares of our common stock are authorized for purchase under the Plan. For the nine months ended September 30, 2015 and 2014, we purchased approximately 27,000 shares and 22,000 shares of our common stock under the Plan which amounted to approximately $506 and $494, respectively.

Equity Award Grants

Information regarding equity awards for the nine months ended September 30, 2015 is as follows:

Restricted Stock Unit Equity Awards

During 2015, our Compensation Committee of our Board of Directors (the “Compensation Committee”) approved equity grants for certain eligible employees consisting of service-based and performance-based RSUs. The purpose of the equity grants are to assist the Company in attracting, retaining, motivating, and rewarding certain individuals of the Company. The equity grants are intended to promote the creation of long-term value for stockholders of the Company by closely aligning the interests of such individuals with those of the stockholders. A summary of the total approved equity grants during the nine months ended September 30, 2015 is as follows:

	Total RSUs	Range of Grant Date Fair Values
RSUs - Service	816,261	$18.44 - $22.16	(1)
RSUs - Performance	1,026,028	$18.44 - $22.16	(2)

Total RSUs granted	1,842,289

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

9. INCOME TAXES

Income tax expense recorded during the three and nine months ended September 30, 2015 reflected an effective income tax rate of 30.8% (tax benefit) and 47.0%, respectively. Income tax expense recorded during the three and nine months ended September 30, 2014 reflected an effective income tax rate of 42.5%.

10. (LOSS) INCOME PER SHARE

We calculate earnings per share (or “EPS”) in accordance with GAAP relating to earnings per share. Basic EPS is calculated by dividing reported net (loss) income by the weighted-average number of common shares outstanding for the reported period. Diluted EPS reflects the potential dilution that could occur if our stock options, SSARs, unvested restricted stock, RSUs and shares that were purchasable pursuant to our employee stock purchase plan were exercised and converted into our common shares during the reporting periods.

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30,
	2015	2014
Numerator for Basic and Diluted (Loss) Income Per Share:
Net (loss) income	$(2,236)	$7,740
Denominator for basic (loss) income per share weighted average shares	59,437,000	59,401,000
Effect of dilutive securities:
Stock options	—	195,000
SSARs	—	288,000
Restricted stock and RSUs	—	778,000

Denominator for diluted (loss) income per share - adjusted weighted average shares and assumed conversions	59,437,000	60,662,000
Basic (loss) income per share:
Basic net (loss) income from continuing operations	$(0.04)	$0.13

Diluted net (loss) income per share:
Diluted net (loss) income from continuing operations	$(0.04)	$0.13

	Nine Months Ended September 30,
	2015	2014
Numerator for Basic and Diluted Income Per Share:
Net income	$7,431	$22,014
Denominator for basic income per share weighted average shares	59,678,000	59,917,000
Effect of dilutive securities:
Stock options	126,000	268,000
SSARs	190,000	299,000
Restricted stock and RSUs	828,000	785,000

Denominator for diluted income per share - adjusted weighted average shares and assumed conversions	60,822,000	61,269,000
Basic income per share:
Basic net income from continuing operations	$0.12	$0.37

Diluted net income per share:
Diluted net income from continuing operations	$0.12	$0.36

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

During the three months ended September 30, 2015, basic and diluted EPS are the same because potentially dilutive securities have been excluded from the calculation of diluted EPS given our net loss for the period. In addition, the effect of certain dilutive securities have been excluded because the impact is anti-dilutive as a result of certain securities being “out of the money” with strike prices greater than the average market price during the periods presented. The following table provides a summary of those potentially dilutive securities that have been excluded from the above calculation of diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
SSARs	—	9,000	23,000	7,000

11. SEGMENT INFORMATION

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

The following tables represent our results of operations, by segment, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
SCM
Net administrative fees	$71,987	$70,788	$219,471	$217,125
Other service fees(1)	45,245	35,011	137,107	103,198

Total SCM net revenue	117,232	105,799	356,578	320,323
RCM
Revenue cycle technology	48,051	47,189	141,554	138,889
Revenue cycle services	24,685	22,717	67,841	62,775

Total RCM net revenue	72,736	69,906	209,395	201,664

Total net revenue	189,968	175,705	565,973	521,987
Operating expenses:
SCM	97,536	76,384	288,718	234,640
RCM	68,949	59,817	182,478	175,035
Corporate	15,055	14,987	45,376	40,742

Total operating expenses	181,540	151,188	516,572	450,417

Operating income (loss):
SCM	19,696	29,415	67,860	85,683
RCM	3,787	10,089	26,917	26,629
Corporate	(15,055)	(14,987)	(45,376)	(40,742)

Total operating income	8,428	24,517	49,401	71,570

Interest (expense)	(11,556)	(11,338)	(35,235)	(33,625)
Other (expense) income	(103)	273	(151)	362

(Loss) income before income taxes	(3,231)	13,452	14,015	38,307
Income tax (benefit) expense	(995)	5,712	6,584	16,293

Net (loss) income	$(2,236)	$7,740	$7,431	$22,014

Segment Adjusted EBITDA
SCM	$43,227	$47,983	$134,693	$140,233
RCM	22,712	17,914	62,093	50,928

Total Segment Adjusted EBITDA	$65,939	$65,897	$196,786	$191,161
Corporate	(7,162)	(6,429)	(21,499)	(20,652)

Total Adjusted EBITDA(2)	$58,777	$59,468	$175,287	$170,509

(1)	Other service fees primarily consists of consulting, services and technology fees.
(2)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

	Nine Months Ended September 30,
	2015	2014
Capital expenditures(1):
SCM	$13,775	$16,070
RCM	20,457	21,861
Corporate	2,092	2,457

Total	$36,324	$40,388

(1)	Capital expenditures consist of purchases of property and equipment and capitalized software development costs (internal and external use).

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Financial Position:
Accounts receivable, net
SCM	$60,630	$74,337
RCM	59,375	53,129
Corporate	—	275

Total accounts receivable, net	120,005	127,741
Other assets
SCM	1,015,981	1,067,039
RCM	425,527	439,333
Corporate	65,261	84,683

Total other assets	1,506,769	1,591,055

Total assets	$1,626,774	$1,718,796
SCM accrued revenue share obligation	$93,769	$91,864
Deferred revenue
SCM	46,003	51,958
RCM	40,978	39,494

Total deferred revenue	86,981	91,452
Notes payable	464,105	556,000
Bonds payable	325,000	325,000
Other liabilities
SCM	34,246	36,938
RCM	20,903	23,952
Corporate	159,084	147,103

Total other liabilities	214,233	207,993

Total liabilities	$1,184,088	$1,272,309

GAAP for segment reporting requires that the total of the reportable segments’ measures of profit or loss be reconciled to the Company’s consolidated operating results. The following table reconciles Segment Adjusted EBITDA to consolidated net income for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
SCM Adjusted EBITDA	$43,227	$47,983	$134,693	$140,233
RCM Adjusted EBITDA	22,712	17,914	62,093	50,928

Total Segment Adjusted EBITDA	65,939	65,897	196,786	191,161
Depreciation	(10,132)	(8,695)	(29,369)	(25,653)
Depreciation (included in cost of revenue)	(1,001)	(1,094)	(2,968)	(2,166)
Amortization of intangibles	(14,829)	(13,936)	(44,816)	(41,989)
Income tax expense	(14,267)	(16,942)	(47,112)	(47,894)
Impairment of property and equipment(1)	(10,309)	—	(10,309)	—
Share-based compensation expense(2)	(2,629)	(2,399)	(8,238)	(7,740)
Purchase accounting adjustments(3)	(116)	(94)	(944)	(94)
Restructuring, acquisition and integration-related expenses(4)	(3,607)	(7)	(5,733)	(1,138)

Total reportable segment net income	9,049	22,730	47,297	64,487
Corporate net loss	(11,285)	(14,990)	(39,866)	(42,473)

Consolidated net (loss) income	$(2,236)	$7,740	$7,431	$22,014

(1)	Represents the impairment of intangibles relating to the elimination of certain capitalized software products within the RCM segment.
(2)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation, which varies from period to period based on amount and timing of grants.
(3)	Represents the effect on revenue of adjusting Sg2’s acquired deferred revenue balance to fair value at the acquisition date.
(4)	Represents the amount attributable to restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

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

In estimating our fair value disclosures for financial instruments, we use the following methods and assumptions:

•	Cash and cash equivalents. The carrying value reported in the condensed consolidated balance sheets for these items approximates fair value due to the high credit standing of the financial institutions holding these items and their liquid nature;

•	Accounts receivable, net. The carrying value reported in the condensed consolidated balance sheets is net of allowances for doubtful accounts which includes a degree of counterparty non-performance risk;

•	Accounts payable and current liabilities. The carrying value reported in the condensed consolidated balance sheets for these items approximates fair value, which is the likely amount for which the liability with short settlement periods would be transferred to a market participant with a similar credit standing as the Company;

•	Notes payable. The carrying value of our long-term notes payable reported in the condensed consolidated balance sheets approximates fair value since they bear interest at variable rates. Refer to Note 6 for further information; and

•	Bonds payable. The carrying value of our long-term bonds payable reported in the condensed consolidated balance sheets reflects par value. As of September 30, 2015, the Notes were trading at 102.3% of par value (Level 1). Refer to Note 6 for further information.

13. RELATED PARTY TRANSACTION

We had an agreement with John Bardis, formerly our chief executive officer, for the use of an airplane owned by JJB Aviation, LLC, a limited liability company owned by Mr. Bardis. We paid Mr. Bardis at market-based rates for the use of the airplane for business purposes. The audit committee of the board of directors reviews such usage of the airplane annually. During the nine months ended September 30, 2015 and 2014, we incurred charges of zero and $1,013, respectively, related to transactions with Mr. Bardis. On February 17, 2015, the Company entered into a Transition and Consulting Agreement (the “Transition Agreement”) with Mr. Bardis in connection with Mr. Bardis’s resignation from his positions with the Company. Pursuant to the Transition Agreement, the Company’s agreement to use the airplane owned by JJB Aviation, LLC was terminated effective as of January 1, 2015.

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

MedAssets, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited) – (continued)

(In thousands, except share and per share amounts)

On November 1, 2015, the Company entered into an Agreement and Plan of Merger (the “ Merger Agreement”) with Magnitude Parent Holdings, LLC, a Delaware limited liability company (“Parent”), and Magnitude Acquisition Corp., a Delaware corporation (“Merger Sub”). Pursuant to the Merger Agreement and subject to the satisfaction or waiver of the conditions set forth therein, Merger Sub will be merged with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent (the “Merger”). Parent and Merger Sub were formed by affiliates of Pamplona Capital Management LLP (“Sponsor”). Refer to the Current Report on Form 8-K filed on November 2, 2015 for additional details.

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

The table below highlights our primary results of operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	Change		2015	2014	Change
	Amount	Amount	Amount	%	Amount	Amount	Amount	%
	(Unaudited, in millions, except per share amounts)
Total net revenue	$190.0	$175.7	$14.3	8.1%	$566.0	$522.0	$44.0	8.4%
Operating income	8.4	24.5	(16.1)	(65.7)	49.4	71.6	(22.2)	(31.0)
Net (loss) income	$(2.2)	$7.7	$(9.9)	(128.6%)	$7.4	$22.0	$(14.6)	66.4%
Adjusted EBITDA(1)	$58.8	$59.5	$(0.7)	(1.2%)	$175.3	$170.5	$4.8	2.8%
Adjusted EBITDA margin(1)	30.9%	33.8%			31.0%	32.7%
Adjusted EPS(1)	$0.32	$0.34	$(0.02)	(5.9%)	$0.94	$0.96	$(0.02)	(2.1%)

(1)	These are non-GAAP measures. See “Use of Non-GAAP Financial Measures” section for additional information.

The increase in total net revenue during the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was primarily attributable to:

•	growth in our SCM segment primarily driven by the contribution from Sg2 and higher net administrative fees; and

•	growth in our RCM segment primarily from an increase in our revenue cycle services and an increase in our subscription services related to our revenue cycle technology tools.

The decrease in operating income during the three months ended September 30, 2015 compared to the three months ended September 30, 2014, was attributable to higher operating expenses related to the capitalized software impairment expense, increased compensation expense for new and existing personnel, higher cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements, higher depreciation and amortization and higher restructuring, acquisition and integration-related expenses partially offset by the growth in total net revenue discussed above.

For the three months ended September 30, 2015, the decrease in consolidated non-GAAP adjusted EBITDA and adjusted EBITDA margin compared to the three months ended September 30, 2014 was primarily attributable to a higher proportion of lower margin services revenue and higher operating expenses.

The increase in total net revenue during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was primarily attributable to:

•	growth in our SCM segment primarily driven by the contribution from Sg2, increased advisory services and higher net administrative fees; and

•	growth in our RCM segment from an increase in our revenue cycle services and an increase in our subscription services related to our revenue cycle technology tools.

The decrease in operating income during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, was attributable to higher operating expenses related to the capitalized software impairment expense, increased compensation expense for new and existing personnel, inclusive of share-based compensation expense, higher cost of revenue attributable to a higher percentage of net revenue being derived from service-based engagements, higher depreciation and amortization and higher restructuring, acquisition and integration-related expenses, partially offset by the growth in net revenue discussed above.

For the nine months ended September 30, 2015, the increase in consolidated non-GAAP adjusted EBITDA compared to the nine months ended September 30, 2014 was primarily attributable to revenue growth including higher performance-related fee revenue earned partially offset by higher operating expenses during the period.

For the nine months ended September 30, 2015, the decrease in consolidated non-GAAP adjusted EBITDA margin compared to the nine months ended September 30, 2014 was primarily attributable to a higher proportion of lower margin services revenue and higher operating expenses.

Recent Developments

Certain significant items or events must be considered to better understand differences in our results of operations from period to period. We believe that the following items have had a material impact on our results of operations for the periods discussed below or may have a material impact on our results of operations in future periods.

Restructuring Activities and Impairment Charges

On September 28, 2015, we announced the implementation of a cost reduction program in order to improve operating efficiency and align our cost structure with expected future net revenue.

As part of this cost reduction program, we reduced our workforce by approximately 180 full-time employees, or about 5% of our total headcount by year-end 2015. Additionally, we plan to eliminate certain open full-time positions, close one office location and reduce other non-employee expenses including professional services and vendor fees in our human resource, information technology, legal and marketing service departments.

In connection with the cost reduction program, we incurred restructuring expenses of approximately $5.0 million during the three months ended September 30, 2015 and expect to incur approximately $6.0 million during the fourth quarter ended December 31, 2015. The restructuring charges associated with the workforce reduction represent one-time termination benefits, comprised principally of severance, benefit continuation costs, outplacement services and associated costs.

The Company may incur other charges and will record those expenses in the appropriate period as they are determined. The estimates of the charges and costs that the Company expects to incur in connection with the cost reduction plan, and the timing thereof, are subject to a number of assumptions and actual results may differ materially.

In addition, we eliminated certain products within the Revenue Cycle Management segment and reallocated those resources to invest for future growth. These changes resulted in a non-cash capitalized software impairment expense of approximately $10.3 million during the three months ended September 30, 2015.

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

•	Transaction fees. For certain of our revenue cycle management solutions, we earn fees that vary based on the volume of customer transactions or enrolled members.

•	Service fees. For certain of our RCM solutions, we earn fees based on a percentage of cash remittances collected and fixed-fee consulting arrangements. The related revenues are earned as services are rendered.

Operating Expenses

We classify our operating expenses as follows:

•	Cost of revenue. Cost of revenue primarily consists of the direct labor costs incurred to generate our revenue. Direct labor costs consist primarily of salaries, benefits, incentive compensation and other direct costs and share-based compensation expenses related to personnel who provide services to implement our solutions for our customers (indirect labor costs for these personnel are included in general and administrative expenses). As the majority of our services are generated internally, our costs to provide these services are primarily labor-driven. A less significant portion of our cost of revenue consists of costs of third-party products and services and customer reimbursed out-of-pocket costs. Cost of revenue does not include certain expenses relating to hosting our services and providing support and related data center capacity (which is included in general and administrative expenses), and allocated amounts for rent, depreciation, amortization or other indirect operating costs because we do not consider the inclusion of these items in cost of revenue relevant to our business. However, cost of revenue does include the amortization for the cost of software to be sold, leased, or otherwise marketed. In addition, any changes in revenue mix between our SCM and RCM segments, including changes in revenue mix towards SaaS-based revenue and consulting services, may cause significant fluctuations in our cost of revenue and have a favorable or unfavorable impact on operating income.

•	Product development expenses. Product development expenses primarily consist of the salaries, benefits, incentive compensation and share-based compensation expense of the technology professionals who develop, support and maintain our software-related products and services. Product development expenses are net of capitalized software development costs for both internal and external use.

•	Selling and marketing expenses. Selling and marketing expenses consist primarily of costs related to marketing programs (including trade shows and brand messaging), personnel-related expenses for sales and marketing employees (including salaries, benefits, incentive compensation and share-based compensation expense), certain meeting costs and travel-related expenses.

•	General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses for administrative employees and indirect time related to operational service-based employees (including salaries, benefits, incentive compensation and share-based compensation expense) and travel-related expenses, occupancy and other indirect costs, insurance costs, professional fees, and other general overhead expenses.

•	Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses may consist of: (i) costs incurred to complete acquisitions including due diligence, consulting and other related fees; (ii) integration type costs relating to our completed acquisitions; (iii) other management restructuring costs; and (iv) acquisition-related fees associated with unsuccessful acquisition attempts.

•	Depreciation. Depreciation expense consists primarily of depreciation of fixed assets and the amortization of software, including capitalized costs of software developed for internal use.

•	Amortization of intangibles. Amortization of intangibles includes the amortization of all identified intangible assets (with the exception of software), primarily resulting from acquisitions.

Results of Operations

Consolidated Tables

The following table sets forth our consolidated results of operations grouped by segment for the periods shown:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Net administrative fees	$71,987	$70,788	$219,471	$217,125
Other service fees	45,245	35,011	137,107	103,198

Total Spend and Clinical Resource Management	117,232	105,799	356,578	320,323
Revenue Cycle Management	72,736	69,906	209,395	201,664

Total net revenue	189,968	175,705	565,973	521,987
Operating expenses:
Spend and Clinical Resource Management	97,536	76,384	288,718	234,640
Revenue Cycle Management	68,949	59,817	182,478	175,035

Total segment operating expenses	166,485	136,201	471,196	409,675
Operating income
Spend and Clinical Resource Management	19,696	29,415	67,860	85,683
Revenue Cycle Management	3,787	10,089	26,917	26,629

Total segment operating income	23,483	39,504	94,777	112,312
Corporate expenses(1)	15,055	14,987	45,376	40,742

Operating income	8,428	24,517	49,401	71,570
Other income (expense):
Interest expense	(11,556)	(11,338)	(35,235)	(33,625)
Other (expense) income	(103)	273	(151)	362

(Loss) income before income taxes	(3,231)	13,452	14,015	38,307
Income tax (benefit) expense	(995)	5,712	6,584	16,293

Net (loss) income	(2,236)	7,740	7,431	22,014
Reportable segment adjusted EBITDA(2):
Spend and Clinical Resource Management	43,227	47,983	134,693	140,233
Revenue Cycle Management	$22,712	$17,914	$62,093	$50,928
Reportable segment adjusted EBITDA margin(3):
Spend and Clinical Resource Management	36.9%	45.4%	37.8%	43.8%
Revenue Cycle Management	31.2%	25.6%	29.7%	25.3%

(1)	Represents the expenses of corporate office operations.
(2)	Management’s primary metric of segment profit or loss is segment adjusted EBITDA. See Note 11 of the Notes to Condensed Consolidated Financial Statements.
(3)	Reportable segment adjusted EBITDA margin represents each reportable segment’s adjusted EBITDA as a percentage of each segment’s respective net revenue.

Comparison of the Three Months Ended September 30, 2015 and September 30, 2014

	Three Months Ended September 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Net administrative fees	$71,987	37.9%	$70,788	40.3%	$1,199	1.7%
Other service fees	45,245	23.8	35,011	19.9	10,234	29.2

Total Spend and Clinical Resource Management	117,232	61.7	105,799	60.2	11,433	10.8
Revenue Cycle Management	72,736	38.3	69,906	39.8	2,830	4.0

Total net revenue	$189,968	100.0%	$175,705	100.0%	$14,263	8.1%

Total net revenue. Total net revenue for the three months ended September 30, 2015 was $190.0 million, an increase of approximately $14.2 million, or 8.1%, from total net revenue of $175.7 million for the three months ended September 30, 2014. The increase in total net revenue was comprised of an $11.4 million increase in SCM revenue and a $2.8 million increase in RCM revenue. For the three months ended September 30, 2015 and 2014, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 2.2% and 2.7%, respectively. Revenue may fluctuate materially from period to period based upon a number of factors including achieving, and thereafter receiving, customer acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the three months ended September 30, 2015 was $117.2 million, an increase of $11.4 million, or 10.8%, from net revenue of $105.8 million for the three months ended September 30, 2014. The increase was the result of an increase in other service fees of $10.2 million, or 29.2%, primarily related to the revenue contribution by Sg2 and an increase in net administrative fees of $1.2 million, or 1.7%, due to increased GPO utilization.

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

Revenue Cycle Management net revenue. RCM net revenue for the three months ended September 30, 2015 was $72.7 million, an increase of approximately $2.8 million, or 4.0%, from net revenue of $69.9 million for the three months ended September 30, 2014. The increase was attributable to a $2.0 million increase in revenue from our comprehensive revenue cycle service engagements, inclusive of performance-related fee revenue and a $0.8 million increase in revenue from our revenue cycle technology tools. As we engage new customers, renew existing customers and complete existing contracts, we may experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Three Months Ended September 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$48,003	25.3%	$42,439	24.2%	$5,564	13.1%
Product development expenses	8,198	4.3	8,106	4.6	92	1.1
Selling and marketing expenses	17,120	9.0	14,273	8.1	2,847	19.9
General and administrative expenses	64,363	33.9	57,579	32.8	6,784	11.8
Restructuring, acquisition and integration-related expenses	5,027	2.6	3,010	1.7	2,017	67.0
Depreciation	13,691	7.2	11,845	6.7	1,846	15.6
Amortization of intangibles	14,829	7.8	13,936	7.9	893	6.4
Impairment of property and equipment	10,309	5.4	—	0.0	10,309	100.0

Total operating expenses	181,540	95.6	151,188	86.0	30,352	20.1
Operating expenses by segment:
Spend and Clinical Resource Management	97,536	51.3	76,384	43.5	21,152	27.7
Revenue Cycle Management	68,949	36.3	59,817	34.0	9,132	15.3

Total segment operating expenses	166,485	87.6	136,201	77.5	30,284	22.2
Corporate expenses	15,055	7.9	14,987	8.5	68	0.5

Total operating expenses	$181,540	95.6%	$151,188	86.0%	$30,352	20.1%

Cost of revenue. Cost of revenue for the three months ended September 30, 2015 was $48.0 million, or 25.3% of total net revenue, an increase of $5.6 million, or 13.1%, from cost of revenue of $42.4 million, or 24.2% of total net revenue, for the three months ended September 30, 2014. The increase was primarily attributable to the previously discussed revenue contribution of Sg2 resulting in an increase in labor costs associated with service-related engagements in our SCM segment and an increased mix of services revenue in our RCM segment. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our customers. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the three months ended September 30, 2015 were $8.2 million, or 4.3% of total net revenue, an increase of approximately $0.1 million, or 1.1%, from product development expenses of $8.1 million, or 4.6% of total net revenue, for the three months ended September 30, 2014. The increase was attributable to a $0.7 million increase in compensation expense partially offset by a $0.6 million decrease in professional fees. Our product development capitalization rate for the three months ended September 30, 2015 and 2014 was 55.5% and 54.5%, respectively.

Selling and marketing expenses. Selling and marketing expenses for the three months ended September 30, 2015 were $17.1 million, or 9.0% of total net revenue, an increase of $2.8 million, or 19.9%, from selling and marketing expenses of $14.3 million, or 8.1% of total net revenue, for the three months ended September 30, 2014. The increase was primarily attributable to an increase in compensation expense mostly associated with additional headcount.

General and administrative expenses. General and administrative expenses for the three months ended September 30, 2015 were $64.4 million, or 33.9% of total net revenue, an increase of $6.8 million, or 11.8%, from general and administrative expenses of $57.6 million, or 32.8% of total net revenue, for the three months ended September 30, 2014. The increase was attributable to a $6.8 million increase in compensation expense; a $0.6 million increase in rent expense; a $0.4 million increase in share-based compensation; and a $0.3 million increase in other operating infrastructure expense. The increase was partially offset by a $0.7 million decrease in transportation expense and a $0.6 million decrease in professional fees.

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the three months ended September 30, 2015 were $5.0 million, or 2.6% of total net revenue, an increase of $2.0 million, or 67.0%, from restructuring, acquisition and integration-related expenses of $3.0 million, or 1.7% of total net revenue, for the three months ended September 30, 2014. The increase was attributable to the costs associated with certain workforce reductions within the Company. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the three months ended September 30, 2015 was $13.7 million, or 7.2% of total net revenue, an increase of approximately $1.9 million, or 15.6%, from depreciation of $11.8 million, or 6.7% of total net revenue, for the three months ended September 30, 2014. The increase was attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the three months ended September 30, 2015 was $14.8 million, or 7.8% of total net revenue, an increase of $0.9 million, or 6.4%, from amortization of intangibles of $13.9 million, or 7.9% of total net revenue, for the three months ended September 30, 2014. The increase in amortization expense compared to the prior period was due to incremental amortization expense associated with acquisitions that occurred in the prior year partially offset by certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Impairment of property and equipment. The impairment of property and equipment for the three months ended September 30, 2015 was $10.3 million compared to zero for the prior period. The impairment was associated with the elimination of certain products within Revenue Cycle Management resulting in a non-cash capitalized software impairment expense. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further details.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the three months ended September 30, 2015 were $97.5 million, or 51.3% of total net revenue, an increase of $21.1 million, or 27.7%, from $76.4 million, or 43.5% of total net revenue for the three months ended September 30, 2014. As a percentage of SCM segment net revenue, segment expenses were 83.2% and 72.2% for the three months ended September 30, 2015 and 2014, respectively.

The increase was primarily attributable to a $7.4 million increase in compensation expense, mostly related to employees of Sg2 (acquired near the end of the third quarter of 2014) and increased service and sales resources; a $6.8 million increase in cost of revenue in connection with higher direct labor costs; a $2.3 million increase in restructuring, acquisition and integration-related costs associated with the reduction in workforce during the period; a $1.4 million increase in depreciation expense; a $1.3 million increase in the amortization of intangibles; a $0.5 million increase in other operating infrastructure expense; a $0.4 million increase in telecommunications expense; a $0.4 million increase in professional fees; a $0.4 million increase in rent expense; and a $0.2 million increase in share-based compensation expense.

Revenue Cycle Management expenses. RCM operating expenses for the three months ended September 30, 2015 were $68.9 million, or 36.3% of total net revenue, an increase of $9.1 million, or 15.3%, from $59.8 million, or 34.0% of total net revenue, for the three months ended September 30, 2014. As a percentage of RCM segment net revenue, segment expenses were 94.8% and 85.6% for the three months ended September 30, 2015 and 2014, respectively.

The increase was attributable to a $10.3 million impairment of intangibles (refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further details); a $1.3 million increase in restructuring, acquisition and integration-related costs associated with the reduction in workforce during the period; a $0.9 million increase in compensation expense; and a $0.4 million increase in other operating infrastructure expense. The increase was partially offset by a $1.6 million decrease in professional fees; a $1.3 million decrease in cost of revenue; a $0.5 million decrease in telecommunications expense; and a $0.4 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life.

Corporate expenses. Corporate expenses for the three months ended September 30, 2015 were $15.1 million, or 7.9% of total net revenue, an increase of $0.1 million, or 0.5%, from $15.0 million, or 8.5% of total net revenue, for the three months ended September 30, 2014. The increase in corporate expenses was attributable to a $1.9 million increase in compensation expense; a $0.5 million increase in share-based compensation expense; and a $0.4 million increase in depreciation expense. The increase was partially offset by a $1.6 million decrease in restructuring, acquisition and integration-related costs; a $0.6 million decrease in other operating infrastructure expense; and a $0.5 million decrease in transportation expense.

Non-operating Expenses

Interest expense. Interest expense for the three months ended September 30, 2015 was $11.6 million, an increase of $0.2 million from interest expense of $11.3 million for the three months ended September 30, 2014. The increase in interest expense was primarily due to the increase in average outstanding balance of our indebtedness and an increase in LIBOR interest rates compared to the prior year. As of September 30, 2015, we had total indebtedness of $789.1 million compared to $899.9 million as of September 30, 2014. See Note 6 of the Notes to Condensed Consolidated Financial Statements herein for more details.

Other (expense) income. Other expense for the three months ended September 30, 2015 was $0.1 million comprised of a $0.2 million foreign exchange loss partially offset by $0.1 million of rental income. Other income for the three months ended September 30, 2014 was approximately $0.3 million comprised mainly of rental income.

Income tax (benefit) expense. Income tax benefit for the three months ended September 30, 2015 was $1.0 million, a decrease of $6.7 million from an income tax expense of $5.7 million for the three months ended September 30, 2014, which was primarily attributable to decreased income before taxes. Income tax (benefit) expense recorded during the three months ended September 30, 2015 and 2014 reflected an effective income tax rate of 30.8% (tax benefit) and 42.5%, respectively. The decrease in our effective tax rate was primarily driven by a pre-tax net loss during the current period versus pre-tax income during the prior period partially offset by an increase in state income tax expense associated with state legislative changes pertaining to tax rates and apportionment of our taxable income.

Comparison of the Nine Months Ended September 30, 2015 and September 30, 2014

	Nine Months Ended September 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Net revenue:
Spend and Clinical Resource Management
Net administrative fees	$219,471	38.8%	$217,125	41.6%	$2,346	1.1%
Other service fees	137,107	24.2	103,198	19.8	33,909	32.9

Total Spend and Clinical Resource Management	356,578	63.0	320,323	61.4	36,255	11.3
Revenue Cycle Management	209,395	37.0	201,664	38.6	7,731	3.8

Total net revenue	$565,973	100.0%	$521,987	100.0%	$43,986	8.4%

Total net revenue. Total net revenue for the nine months ended September 30, 2015 was $566.0 million, an increase of approximately $44.0 million, or 8.4%, from total net revenue of $522.0 million for the nine months ended September 30, 2014. The increase in total net revenue was comprised of a $36.3 million increase in SCM revenue and a $7.7 million increase in RCM revenue. For the nine months ended September 30, 2015 and 2014, performance-related fee revenue as a percentage of consolidated net revenue amounted to approximately 3.2% and 2.8%, respectively. Revenue may fluctuate materially from period to period based upon a number of factors including achieving, and thereafter receiving, customer acknowledgement of the financial performance targets.

Spend and Clinical Resource Management net revenue. SCM net revenue for the nine months ended September 30, 2015 was $356.6 million, an increase of $36.3 million, or 11.3%, from net revenue of $320.3 million for the nine months ended September 30, 2014. The increase was the result of an increase in other service fees of $33.9 million, or 32.9%, primarily related to the revenue contribution by Sg2 and an increase in advisory related services. The increase was also attributable to an increase in net administrative fees of approximately $2.4 million, or 1.1%, due to increased GPO utilization.

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

Revenue Cycle Management net revenue. RCM net revenue for the nine months ended September 30, 2015 was $209.4 million, an increase of $7.7 million, or 3.8%, from net revenue of $201.7 million for the nine months ended September 30, 2014. The increase was attributable to a $5.1 million increase in revenue from our comprehensive revenue cycle service engagements, inclusive of performance-related fee revenue, and a $2.6 million increase in revenue from our revenue cycle technology tools. As we engage new customers, renew existing customers and complete existing contracts, we may experience fluctuations in our revenue cycle services financial performance as the business is characterized by a relatively small number of agreements, which each relate to large amounts of revenue.

Total Operating Expenses

	Nine Months Ended September 30,
	2015		2014		Change
	Amount	% of Revenue	Amount	% of Revenue	Amount	%
	(Unaudited, in thousands)
Operating expenses:
Cost of revenue	$138,060	24.4%	$120,231	23.0%	$17,829	14.8%
Product development expenses	24,049	4.2	22,145	4.2	1,904	8.6
Selling and marketing expenses	60,480	10.7	50,187	9.6	10,293	20.5
General and administrative expenses	188,247	33.3	175,911	33.7	12,336	7.0
Restructuring, acquisition and integration-related expenses	10,022	1.8	4,707	0.9	5,315	112.9
Depreciation	40,589	7.2	35,247	6.8	5,342	15.2
Amortization of intangibles	44,816	7.9	41,989	8.0	2,827	6.7
Impairment of property and equipment	10,309	1.8	—	0.0	10,309	100.0

Total operating expenses	516,572	91.3	450,417	86.3	66,155	14.7
Operating expenses by segment:
Spend and Clinical Resource Management	288,718	51.0	234,640	45.0	54,078	23.0
Revenue Cycle Management	182,478	32.2	175,035	33.5	7,443	4.3

Total segment operating expenses	471,196	83.3	409,675	78.5	61,521	15.0
Corporate expenses	45,376	8.0	40,742	7.8	4,634	11.4

Total operating expenses	$516,572	91.3%	$450,417	86.3%	$66,155	14.7%

Cost of revenue. Cost of revenue for the nine months ended September 30, 2015 was approximately $138.0 million, or 24.4% of total net revenue, an increase of $17.8 million, or 14.8%, from cost of revenue of $120.2 million, or 23.0% of total net revenue, for the nine months ended September 30, 2014. The increase was primarily attributable to the previously discussed revenue contribution of Sg2 and increased advisory services resulting in an increase in labor costs associated with service-related engagements in our SCM segment and an increased mix of services revenue in our RCM segment. In addition, for our engagements that include achieving financial performance targets, we recognize revenue based on when the financial performance targets are achieved and such achievement is acknowledged by our customers. There are instances during a reporting period where we incur a higher amount of direct costs with no associated revenue for these types of engagements. Also, we may record revenue in a reporting period where the direct costs have been recorded in a previous period. These events may affect period over period comparability.

Product development expenses. Product development expenses for the nine months ended September 30, 2015 were $24.0 million, or 4.2% of total net revenue, an increase of approximately $1.9 million, or 8.6%, from product development expenses of $22.1 million, or 4.2% of total net revenue, for the nine months ended September 30, 2014. The increase was attributable to a $2.8 million increase in compensation expense partially offset by a $0.9 million decrease in professional fees. Our product development capitalization rate for the nine months ended September 30, 2015 and 2014 was 55.6% and 58.0%, respectively.

Selling and marketing expenses. Selling and marketing expenses for the nine months ended September 30, 2015 were $60.5 million, or 10.7% of total net revenue, an increase of $10.3 million, or 20.5%, from selling and marketing expenses of $50.2 million, or 9.6% of total net revenue, for the nine months ended September 30, 2014. The increase was primarily attributable to a $9.2 million increase in compensation expense mostly associated with additional headcount; a $0.8 million increase in share-based compensation; and a $0.2 million increase in advertising expense. Total expenses related to our customer and vendor meeting amounted to $6.1 million and $6.0 million for the nine months ended September 30, 2015 and 2014, respectively.

General and administrative expenses. General and administrative expenses for the nine months ended September 30, 2015 were $188.2 million, or 33.3% of total net revenue, an increase of $12.3 million, or 7.0%, from general and administrative expenses of $175.9 million, or 33.7% of total net revenue, for the nine months ended September 30, 2014. The increase was attributable to a $10.1 million increase in compensation expense; a $1.9 million increase in rent expense; a $1.4 million increase in telecommunications expense; a $0.9 million increase in share-based compensation; and a $0.9 million increase in other operating infrastructure expense. The increase was partially offset by a $2.0 million decrease in transportation expense; a $0.7 million decrease in legal expense; and a $0.2 million decrease in professional fees.

Restructuring, acquisition and integration-related expenses. Restructuring, acquisition and integration-related expenses for the nine months ended September 30, 2015 were $10.0 million, or 1.8% of total net revenue, an increase of $5.3 million from restructuring, acquisition and integration-related expenses of $4.7 million, or 0.9% of total net revenue, for the nine months ended September 30, 2014. The increase was attributable to the costs associated with certain workforce reductions within the Company and to senior management changes during the period. Refer to Note 3 of the Notes to Condensed Consolidated Financial Statements for further details.

Depreciation. Depreciation expense for the nine months ended September 30, 2015 was approximately $40.5 million, or 7.2% of total net revenue, an increase of $5.3 million, or 15.2%, from depreciation of $35.2 million, or 6.8% of total net revenue, for the nine months ended September 30, 2014. The increase was attributable to depreciation resulting from purchases of property and equipment inclusive of increases to capitalized software development. As a result of our capital investments, we expect our depreciation expense to increase in future periods.

Amortization of intangibles. Amortization of intangibles for the nine months ended September 30, 2015 was $44.8 million, or 7.9% of total net revenue, an increase of $2.8 million, or 6.7%, from amortization of intangibles of $42.0 million, or 8.0% of total net revenue, for the nine months ended September 30, 2014. The increase in amortization expense compared to the prior year was due to incremental amortization expense associated with acquisitions that occurred in the prior year partially offset by certain identified intangible assets that are nearing the end of their useful life under an accelerated method of amortization.

Impairment of property and equipment. The impairment of property and equipment for the nine months ended September 30, 2015 was $10.3 million compared to zero for the prior period. The impairment was associated with the elimination of certain products within Revenue Cycle Management resulting in a non-cash capitalized software impairment expense. Refer to Note 4 of the Notes to Condensed Consolidated Financial Statements for further details.

Segment Operating Expenses

Spend and Clinical Resource Management expenses. SCM operating expenses for the nine months ended September 30, 2015 were $288.7 million, or 51.0% of total net revenue, an increase of $54.1 million, or 23.0%, from approximately $234.6 million, or 45.0% of total net revenue for the nine months ended September 30, 2014. As a percentage of SCM segment net revenue, segment expenses were 81.0% and 73.3% for the nine months ended September 30, 2015 and 2014, respectively.

The increase was primarily attributable to: a $21.1 million increase in cost of revenue in connection with higher direct labor costs; a $17.1 million increase in compensation expense, mostly related to employees of Sg2 (acquired near the end of the third quarter of 2014) and increased service and sales resources; a $4.3 million increase in the amortization of intangibles; a $3.5 million increase in restructuring, acquisition and integration-related costs associated with the reduction in workforce during the period; a $2.5 million increase in depreciation expense; a $2.2 million increase in telecommunications expense; a $1.8 million increase in professional fees; a $1.5 million increase in other operating infrastructure expense; a $1.3 million increase in rent expense; and a $0.6 million increase in share-based compensation expense. The increase was partially offset by a $1.3 million decrease in marketing expenses and $0.5 million decrease in other meetings expense.

Revenue Cycle Management expenses. RCM operating expenses for the nine months ended September 30, 2015 were $182.5 million, or 32.2% of total net revenue, an increase of $7.4 million, or 4.3%, from $175.0 million, or 33.5% of total net revenue, for the nine months ended September 30, 2014. As a percentage of RCM segment net revenue, segment expenses were 87.1% and 86.8% for the nine months ended September 30, 2015 and 2014, respectively.

The increase was attributable to a $10.3 million impairment of capitalized software development assets (refer to footnote 4 of the Notes to Condensed Consolidated Financial Statements for further details); a $2.4 million increase in compensation expense; a $1.2 million increase in depreciation expense; a $1.1 million increase in restructuring, acquisition and integration-related costs associated with the reduction in workforce during the period; a $1.0 million increase in marketing expenses; a $0.5 million increase in rent expense; and a $0.1 million increase in other operating infrastructure expense. The increase was partially offset by a $3.4 million decrease in cost of revenue due to the conclusion of a large customer outsourcing agreement in the prior year; a $2.9 million decrease in professional fees; a $1.5 million decrease in amortization of intangibles as certain intangible assets reached the end of their useful life; a $1.2 million decrease in telecommunications expense; and a $0.2 million decrease in transportation expense.

Corporate expenses. Corporate expenses for the nine months ended September 30, 2015 were approximately $45.3 million, or 8.0% of total net revenue, an increase of $4.6 million, or 11.4%, from $40.7 million, or 7.8% of total net revenue, for the nine months ended September 30, 2014. The increase in corporate expenses was attributable to a $2.6 million increase in compensation expense; a $1.6 million increase in depreciation expense; a $1.5 million increase in share-based compensation expense; and a $0.7 million increase in restructuring, acquisition and integration-related costs associated with the reduction in workforce and to certain changes in senior management during the period. The increase was partially offset by a $1.4 million decrease in transportation expense; and a $0.4 million decrease in other operating infrastructure expense.

Non-operating Expenses

Interest expense. Interest expense for the nine months ended September 30, 2015 was $35.2 million, an increase of $1.6 million from interest expense of $33.6 million for the nine months ended September 30, 2014. The increase in interest expense was primarily due to the increase in average outstanding balance of our indebtedness and an increase in LIBOR interest rates compared to the prior year. As of September 30, 2015, we had total indebtedness of $789.1 million compared to $899.9 million as of September 30, 2014. See Note 6 of the Notes to Condensed Consolidated Financial Statements herein for more details.

Other (expense) income. Other expense for the nine months ended September 30, 2015 was $0.2 million primarily attributable to a foreign exchange loss. Other income for the nine months ended September 30, 2014 was approximately $0.4 million comprised mainly of rental income.

Income tax expense. Income tax expense for the nine months ended September 30, 2015 was $6.6 million, a decrease of $9.7 million from an income tax expense of $16.3 million for the nine months ended September 30, 2014, which was primarily attributable to decreased income before taxes. Income tax expense recorded during the nine months ended September 30, 2015 and 2014 reflected an effective income tax rate of 47.0% and 42.5%, respectively. The increase in our effective tax rate was primarily driven by an increase in state income tax expense due to state legislative changes pertaining to tax rates and apportionment of our taxable income.

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

As of September 30, 2015, we had $85.0 million drawn on our revolving credit facility resulting in $214.0 million of availability under our revolving credit facility inclusive of the swing line component (after giving effect to $1.0 million of outstanding but undrawn letters of credit on such date). We may observe fluctuations in cash flows provided by operations from period to period. Certain events may cause us to draw additional amounts under our swing line or revolving facility and may include the following:

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

Discussion of Cash Flow

As of September 30, 2015 and December 31, 2014, we had cash and cash equivalents of zero and $12.1 million, respectively.

Operating Activities.

The following table summarizes the cash provided by operating activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Change
	Amount	Amount	Amount	%
	(Unaudited, in thousands)
Net income	$7,431	$22,014	$(14,583)	(66.2%)
Non-cash items	109,203	88,696	20,507	23.1
Net changes in working capital	26,974	(14,658)	41,632	284.0

Net cash provided by operations	$143,608	$96,052	$47,556	49.5%

Net income represents the income attained during the periods presented and is inclusive of certain non-cash expenses. These non-cash expenses include bad debt expense, impairment of property and equipment, depreciation of fixed assets, amortization of intangible assets, share-based compensation expense, deferred income tax expense, excess tax benefit from the exercise of stock options, loss on sale of assets, amortization of debt issuance costs and non-cash interest expense. Refer to our condensed consolidated statement of cash flows for details regarding these non-cash items. The total for these non-cash expenses was $109.2 million and $88.7 million for the nine months ended September

30, 2015 and 2014, respectively. The increase in non-cash expenses for the nine months ended September 30, 2015 compared to September 30, 2014 was primarily attributable to: (i) a $10.3 million impairment of property and equipment; (ii) a $6.1 million increase in depreciation expense; (iii) a $2.8 million increase in the amortization of intangibles; (iv) a $2.0 million increase in share-based compensation; and (v) a $1.2 million decrease in the excess tax benefit from exercise of equity awards. The increase was partially offset by a $2.3 million increase in our deferred income tax benefit. Refer to our Management Discussion and Analysis for more detail.

Working capital is a measure of our liquid assets. Changes in working capital are included in the determination of cash provided by operating activities. For the nine months ended September 30, 2015, the working capital changes resulting in an increase to cash flow from operations of $27.0 million primarily consisted of the following:

Increase to cash flow

•	a decrease in accounts receivable of $7.7 million primarily related to the timing of invoicing and cash collections;

•	a decrease in prepaid expenses and other assets of $5.4 million primarily related to a decrease in prepaid insurance of $3.4 million from the timing of renewals; a decrease in other prepaid accounts of $3.0 million the majority of which was attributable to prepaid payroll at year-end; and a $0.6 million decrease in prepaid taxes partially offset by an increase in deferred sales costs of $0.9 million and deferred royalty costs of $0.5 million;

•	a $1.9 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and customer purchasing volume for our GPO;

•	a $9.2 million increase in accrued payroll and benefits primarily due to an increase in performance-based compensation of $4.1 million; payroll cycle timing of $3.7 million; and an increase in severance of $3.0 million associated with the reduction in force previously discussed. The increase was partially offset by lower accrued commissions of $2.0 million; and

•	a $14.3 million increase in other accrued expenses and long-term liabilities primarily related to the $8.4 million reclassification of the cash book overdraft and an increase in the interest accrual of $6.5 million due to the timing of our semi-annual bond interest payment.

The working capital changes resulting in increases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in decreases to cash flow:

Decrease to cash flow

•	a $7.9 million decrease in trade accounts payable due to the timing of various payment obligations; and

•	a $4.5 million decrease in deferred revenue due to timing of cash receipts and revenue recognition.

For the nine months ended September 30, 2014, the working capital changes resulting in a decrease to cash flow from operations of $14.7 million primarily consisted of the following:

Decrease to cash flow

•	an increase in accounts receivable of $13.2 million primarily related to the timing of invoicing and cash collections;

•	a $4.3 million working capital decrease in trade accounts payable due to the timing of various payment obligations; and

•	a $13.1 million decrease in accrued payroll and benefits due to payroll cycle timing and the payment of our 2013 performance-based compensation expense.

The working capital changes resulting in decreases to cash flow from operations discussed above were partially offset by the following changes in working capital resulting in increases to cash flow.

Increase to cash flow

•	a decrease in prepaid expenses and other assets of $1.6 million primarily related to a decrease in prepaid taxes;

•	a $1.2 million increase in accrued revenue share obligation and rebates due to the timing of cash payments and client purchasing volume for our GPO;

•	a $4.2 million increase in other accrued expenses primarily due to the timing of other payment obligations; and

•	an increase in deferred revenue of $8.6 million for cash receipts not yet recognized as revenue.

Investing Activities.

Investing activities used $36.3 million of cash for the nine months ended September 30, 2015 which included $6.2 million for investment in property and equipment and $30.1 million of capitalized software development.

Investing activities used $178.6 million of cash for the nine months ended September 30, 2014 which included approximately $138.2 million related to the Sg2 acquisition; $30.6 million for investment in capitalized software development and $9.8 million of capital expenditures.

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

Financing Activities.

Financing activities used $119.4 million of cash for the nine months ended September 30, 2015. We made payments on our Term Loan Facility of $24.9 million consisting of (i) $16.3 million in scheduled principal payments; (ii) $7.8 million relating to our annual excess cash flow payments; and (iii) we made a voluntary payment of $0.8 million on the Term B Facility. We also made voluntary payments of $67.0 million on our revolving credit facility. We made payments of $0.5 million on our finance obligation (discussed below). In addition, we purchased 1,207,384 shares of common stock under our share repurchase program totaling $25.0 million and also settled the tax liability relating to shares surrendered for tax withholdings totaling $3.9 million. This was partially offset by receipt of $1.4 million from the issuance of common stock and $0.5 million from the excess tax benefit from the exercise of stock options. As of September 30, 2015, the Credit Agreement requires an assessment of excess cash flow for our fiscal year ended December 31, 2015. We would be required to make any excess cash flow payment during the first quarter of 2016.

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

We lease office space and equipment under operating leases. Some of these operating leases include rent escalations, rent holidays, and rent concessions and incentives. However, we recognize lease expense on a straight-line basis over the minimum lease term utilizing total future minimum lease payments. Our consolidated future minimum rental payments under our operating leases with initial or remaining non-cancelable lease terms of at least one year are as follows as of September 30, 2015 for each respective year (Unaudited, in thousands):

	Amount
2015	$4,856	(1)
2016	9,061
2017	11,591
2018	12,624
2019	11,474
Thereafter	89,230

Total future minimum rental payments	$138,836

(1)	Represents the remaining rental payments due during the fiscal year ending December 31, 2015.

As of September 30, 2015, we did not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future significant effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, except for the following.

In October 2015, we amended our lease agreement in Skokie, Illinois which included adding approximately 25,000 square feet of office space in addition to extending the term of the lease from March 31, 2019 to December 31, 2024. The lease term commences on or around July 1, 2016 with an option to extend the lease term for up to five years. The total estimated incremental rental commitment under the lease agreement in addition to what is captured in the table above is approximately $10 million.

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

EBITDA, adjusted EBITDA and adjusted EBITDA margin. We define: (i) EBITDA as net income before net interest expense, income tax expense (benefit), depreciation and amortization; (ii) adjusted EBITDA as net income before net interest expense, income tax expense (benefit), depreciation and amortization and other non-recurring, non-cash or non-operating items; and (iii) adjusted EBITDA margin as adjusted EBITDA as a percentage of net revenue. We use EBITDA, adjusted EBITDA and adjusted EBITDA margin to facilitate a comparison of our operating performance on a consistent basis from period to period and provide for a more complete understanding of factors and trends affecting our business than GAAP measures alone. These measures assist management and the Board and may be useful to investors in comparing our operating performance consistently over time as it removes the impact of our capital structure (primarily interest charges and amortization of debt issuance costs), asset base (primarily depreciation and amortization) and items outside the control of the management team (taxes), as well as other non-cash (purchase accounting adjustments and imputed rental income) and non-recurring items, from our operational results. Adjusted EBITDA also removes the impact of non-cash share-based compensation expense, goodwill impairments, property and equipment impairments and certain restructuring, acquisition and integration-related charges.

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

Additionally, research analysts, investment bankers and lenders may use these measures to assess our operating performance. For example, the Credit Agreement requires delivery of compliance reports certifying compliance with financial covenants certain of which are, in part, based on an adjusted EBITDA measurement that is similar to the adjusted EBITDA measurement reviewed by our management and our Board. The principal difference is that the measurement of adjusted EBITDA considered by our lenders under the Credit Agreement allows for certain adjustments (e.g., inclusion of interest income, franchise taxes and other non-cash expenses, offset by the deduction of our capitalized lease payments for one of our office leases) that result in a higher adjusted EBITDA than the adjusted EBITDA measure reviewed by our Board and management and disclosed in our Annual Report on Form 10-K. Additionally, the Credit Agreement contains provisions that utilize other measures, such as excess cash flow, to measure liquidity.

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

The following table sets forth a reconciliation of EBITDA and adjusted EBITDA to net income, a comparable GAAP-based measure. All of the items included in the reconciliation from net income to EBITDA to adjusted EBITDA are either: (i) non-cash items (e.g., depreciation and amortization, impairment of property and equipment and share-based compensation expense) or (ii) items that management does not consider in assessing our on-going operating performance (e.g., income taxes, interest expense and expenses related to the cancellation of an interest rate swap and acquisition and integration-related expenses). In the case of the non-cash items, management believes that investors may find it useful to assess our comparative operating performance because the measures without such items are less susceptible to variances in actual performance resulting from depreciation, amortization and other non-cash charges and more reflective of other factors that affect operating performance. In the case of the other non-recurring items, management believes that investors may find it useful to assess our operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

The following table reconciles net income to Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA Reconciliation	2015	2014	2015	2014
	(Unaudited, in thousands)
Net (loss) income	$(2,236)	$7,740	$7,431	$22,014
Depreciation	13,691	11,845	40,589	35,247
Depreciation (included in cost of revenue)	1,001	1,094	2,968	2,166
Amortization of intangibles	14,829	13,936	44,816	41,989
Interest expense, net of interest income(1)	11,555	11,338	35,232	33,625
Income tax (benefit) expense	(995)	5,712	6,584	16,293

EBITDA	37,845	51,665	137,620	151,334
Impairment of property and equipment(2)	10,309	—	10,309	—
Share-based compensation expense(3)	5,590	4,809	16,721	14,703
Rental income from capitalizing building lease(4)	(110)	(110)	(329)	(329)
Purchase accounting adjustments(5)	116	94	944	94
Restructuring, acquisition and integration-related expenses(6)	5,027	3,010	10,022	4,707

Adjusted EBITDA	$58,777	$59,468	$175,287	$170,509

(1)	Interest income is included in other income (expense) and is not netted against interest expense in our condensed consolidated statements of operations.
(2)	Represents the impairment of property and equipment relating to the elimination of certain capitalized software products within the RCM segment.
(3)	Represents non-cash share-based compensation to both employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.
(4)	The imputed rental income recognized with respect to a capitalized building lease is deducted from net income (loss) due to its non-cash nature. We believe this income is not a useful measure of continuing operating performance.
(5)	Represents the effect on revenue of adjusting the acquired deferred revenue balance associated with the Sg2 Acquisition to fair value at the acquisition date.
(6)	Represents the amount attributable to restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs.

Adjusted Net Income and Diluted Adjusted Earnings Per Share. The Company defines: (i) adjusted net income as net income excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items on a tax-adjusted basis, non-cash share-based compensation and certain restructuring, acquisition and integration-related expenses on a tax-adjusted basis; purchase accounting adjustments on a tax-adjusted basis; and (ii) diluted adjusted EPS as earnings per share excluding non-cash acquisition-related intangible amortization and depreciation, and non-recurring expense items, non-cash share-based compensation and certain restructuring, acquisition and integration-related expenses on a tax-adjusted basis. Adjusted net income and diluted adjusted EPS are not measures of liquidity under GAAP, or otherwise, and are not alternatives to cash flow from continuing operating activities. Diluted adjusted EPS growth has been used historically by the Company as the financial performance metric that determines whether certain equity awards granted pursuant to the Company’s LTPIP will vest. Use of these measures allows management and the Board to analyze the Company’s operating performance on a consistent basis by removing the impact of certain non-cash and non-recurring items from our operations and assess organic growth and accretive business transactions. As a significant portion of senior management’s incentive-based compensation historically has been based on the achievement of certain diluted adjusted EPS growth over time, which is intended to reward them for organic growth and accretive business transactions, investors may find such information useful; however, as non-GAAP financial measures, adjusted net income and diluted adjusted EPS are not the sole measures of the Company’s financial performance and may not be the best measures for investors to gauge such performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited, in thousands)
Net (loss) income	$(2,236)	$7,740	$7,431	$22,014
Pre-tax non-cash, acquisition-related intangible amortization	14,829	13,936	44,816	41,989
Pre-tax non-cash, share-based compensation(1)	5,590	4,809	16,721	14,703
Pre-tax restructuring, acquisition and integration related expenses(2)	5,027	3,010	10,022	4,707
Pre-tax non-cash, purchase accounting adjustment(3)	116	94	944	94
Pre-tax non-cash, impairment of property and equipment(4)	10,309	—	10,309	—
Tax effect on pre-tax adjustments(5)	(14,348)	(8,739)	(33,124)	(24,596)

Non-GAAP adjusted net income	$19,287	$20,850	$57,119	$58,911

	Three Months Ended September 30,		Nine Months Ended September 30,
Per share data	2015	2014	2015	2014
	(Unaudited)
EPS - diluted	$(0.04)	$0.13	$0.12	$0.36
Pre-tax non-cash, acquisition-related intangible amortization	0.25	0.23	0.74	0.69
Pre-tax non-cash, share-based compensation(1)	0.09	0.07	0.27	0.23
Pre-tax restructuring, acquisition and integration related expenses(2)	0.08	0.05	0.16	0.08
Pre-tax non-cash, purchase accounting adjustment(3)	—	—	0.02	—
Pre-tax non-cash, impairment of property and equipment(4)	0.17	—	0.17	—
Tax effect on pre-tax adjustments(5)	(0.23)	(0.14)	(0.54)	(0.40)

Non-GAAP adjusted EPS - diluted	$0.32	$0.34	$0.94	$0.96

Weighted average shares - diluted (in 000s)(6)	60,884	60,662	60,822	61,269

(1)	Represents the amount and the per share impact, on a pre-tax basis, of non-cash share-based compensation to employees and directors. We believe excluding this non-cash expense allows us to compare our operating performance without regard to the impact of share-based compensation expense, which varies from period to period based on the amount and timing of grants.
(2)	Represents the amount and the per share impact, on a pre-tax basis, of restructuring, acquisition and integration-related costs which may include costs such as severance, retention, salaries relating to redundant positions, certain performance-related salary-based compensation, operating infrastructure costs and facility consolidation costs. We consider these charges to be non-operating expenses and unrelated to our underlying results of operations.

(3)	Represents the amount and the per share impact, on a pre-tax basis, of the effect on revenue of adjusting the acquired deferred revenue balance associated with the Sg2 Acquisition to fair value at the acquisition date.
(4)	Represents the amount and the per share impact, on a pre-tax basis, of the impairment of property and equipment relating to the elimination of certain capitalized software products within the RCM segment.
(5)	Reflects the tax impact on the adjustments used to derive Non-GAAP diluted adjusted EPS. We used a tax rate of 40.0% for the three and nine months ended September 30, 2015 and 2014 since we believe the 40% will be our normalized long-term tax rate. The effective tax rate for the three months ended September 30, 2015 and 2014 was 30.8% (tax benefit) and 42.5%, respectively. The effective tax rate for the nine months ended September 30, 2015 and 2014 was 47.0% and 42.5%, respectively.
(6)	Given the Company’s net loss for the three months ended September 30, 2015, GAAP diluted net loss per share is the same as basic net loss per share. However, the Company uses weighted average shares, diluted in its calculation of non-GAAP adjusted EPS.

New Pronouncements

Business Combinations

In September 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update relating to the accounting for business combinations. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this update require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.

The amendments in this update require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The update will be effective on January 1, 2016.

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

Revenue Recognition

In May 2014, the FASB issued an accounting standard update relating to revenue from contracts with customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The update will replace most existing revenue recognition guidance under GAAP when it becomes effective. The update was originally to be effective for us on January 1, 2017. In July 2015, the FASB approved a one year extension to the required implementation date. As a result, the update is effective for us on January 1, 2018. Early application is not permitted. The update permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that the update will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Interest rate risk. We had outstanding borrowings on our Term Loan Facility and Revolving Credit Facility of $464.1 million as of September 30, 2015. The Term A Facility and the Revolving Credit Facility bear interest at LIBOR plus an applicable margin. The Term B Facility bears interest at LIBOR, subject to a floor of 1.25% plus an applicable margin. We also had an aggregate principal amount of our Notes of $325.0 million outstanding as of September 30, 2015, which bears interest at 8% per annum.

To the extent we do not hedge our variable rate debt, interest rates and interest expense could increase significantly.

A hypothetical 100 basis point increase in LIBOR, which would represent potential interest rate change exposure on our outstanding term loans, would have resulted in an approximate $3.5 million increase to our interest expense for the nine months ended September  30, 2015.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting for the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we become involved in legal proceedings arising in the ordinary course of our business. We are not presently involved in any legal proceedings, the outcome of which, if determined adversely to us, would have a material adverse effect on our business, operating results or financial condition.

Item 1A. Risk Factors

There have been no material changes in the risk factors as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the nine months ended September 30, 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
(In thousands, except share and per share data)
May 1-31, 2015	347,200	$20.55	347,200	$50,096
June 1-30, 2015	68,036	$21.37	415,236	48,642
July 1-31, 2015	121,182	$20.90	536,418	46,109
August 1-31, 2015	286,329	$20.84	822,747	40,141
September 1-30, 2015	384,637	$20.57	1,207,384	32,230

(1)	In February 2015, our Board of Directors authorized an extension to our existing share repurchase program until February 29, 2016 and increased the total dollar amount available for the repurchase of shares of our common stock to $100,000 subject to certain restrictions under our Credit Agreement and Indenture. As of September 30, 2015, we had approximately $32,230 available for repurchase under our existing share repurchase program.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Description of Exhibit

10.1*	Senior Executive Change in Control Severance Plan and Participation Agreement, dated September 13, 2012, by and between the Company and Bharat Sundaram

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ R. HALSEY WISE	Chairman and Chief Executive Officer	November 6, 2015
Name: R. Halsey Wise	(Principal Executive Officer)

/s/ ANTHONY COLALUCA, JR.	Chief Financial Officer	November 6, 2015
Name: Anthony Colaluca, Jr.	(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1*	Senior Executive Change in Control Severance Plan and Participation Agreement, dated September 13, 2012, by and between the Company and Bharat Sundaram

31.1*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Executive Officer

31.2*	Sarbanes-Oxley Act of 2002, Section 302 Certification for Chief Financial Officer

32.1*	Sarbanes-Oxley Act of 2002, Section 906 Certification for Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith